Form 10-Q
period 2000-06-30
SANTANDER BANCORP
filed 2000-08-15
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              June 30, 2000

Commission File Number:                         1-15849

SANTANDER BANCORP (Exact name of registrant as specified in its charter.)
Puerto Rico State or other jurisdiction of incorporation or organization)	###-##-#### (I.R.S. Employer Identification No.)
#207 Ponce de Leon Ave Hato Rey, Puerto Rico (Address of principal executive offices)	00917 (Zip Code)
(787) 759-7070 (Registrant´s telephone number, including area code:)

    Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]                                                          No[ ]

    Indicate the number of shares outstanding of each of the issuer´s classes of common stock, as of the latest practical date:

        Common Stock, $2.50 Par Value - 42,285,770 shares as of June 30, 2000.

TABLE OF CONTENTS

Part I: Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders´ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management´s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3. Qualitative and Quantitative Disclosure of Market Risk

Part II: Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Report on Form 8-K

Signatures

Forward Looking Statements. When used in this Form 10-Q or future filings by Santander BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation´s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", " are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward looking statements. If future events and actual performance differ from the Corporation´s assumptions, the actual results could vary significantly from the performance projected in the forward looking statements.

The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation´s financial performance and could cause the Corporation´s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS--JUNE 30, 2000 AND DECEMBER 31, 1999
(Dollars in thousands, except per share data)

ASSETS

	June 30, 2000	December 31, 1999
	(Unaudited)	(Audited)
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 137,861	$ 190,435
Interest bearing deposits	19,017	104,676
Federal funds sold and securities purchased under agreements to resell	77,000	20,000
Total cash and cash equivalents	233,878	315,111
INTEREST BEARING DEPOSITS	-	200
Trading Securities
INVESTMENT SECURITIES AVAILABLE FOR SALE, at market value	1,032,990	1,249,582
INVESTMENT SECURITIES HELD TO MATURITY, at cost	1,724,159	1,778,939
LOANS, net	4,547,723	4,452,846
BANK PREMISES AND EQUIPMENT, net	78,338	82,447
ACCRUED INTEREST RECEIVABLE	59,919	58,150
OTHER ASSETS	132,037	101,075
	$ 7,809,044	$ 8,038,350

LIABILITIES AND STOCKHOLDERS´ EQUITY
DEPOSITS:
Demand	$ 821,798	$ 841,719
Savings	1,266,551	1,281,869
Time	2,106,798	1,937,664
Total deposits	4,195,147	4,061,252
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	279,920	576,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,527,605	1,873,876
COMMERCIAL PAPER ISSUED	698,360	413,374
SUBORDINATED CAPITAL NOTES	20,000	30,000
TERM NOTES	414,111	414,001
ACCRUED INTEREST PAYABLE	27,869	44,721
OTHER LIABILITIES	74,342	78,510
	7,237,354	7,491,734
CONTINGENCIES AND COMMITMENTS (see Note 11)

STOCKHOLDERS´ EQUITY:
Preferred stock $25 par value; 10,000,000 shares authorized, 2,610,008 outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 42,484,870 and
38,622,651 shares issued and outstanding in 2000 and 1999, respectively	106,212	96,557
Common stock dividend distributable, 3,862,219 shares in 1999	-	9,656
Capital paid in excess of par value	122,457	122,457
Treasury stock-at cost, 199,100 shares in 2000	(2,582)	-
Accumulated other comprehensive loss, net of taxes	(26,010)	(26,356)
Retained earnings-
Reserve fund	101,971	101,971
Redemption fund	-	10,000
Undivided profits	204,392	167,081
Total stockholders´ equity	571,690	546,616
	$ 7,809,044	$ 8,038,350

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTH PERIODS
AND THE QUARTERS ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands, except per share data)
	(UNAUDITED)
	For the six months ended		For the quarter ended
	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999
INTEREST INCOME:
Loans	$ 213,134	$ 173,567	$ 108,666	$ 87,918
Investment securities	87,970	89,886	43,050	45,059
Interest bearing deposits	1,258	1,808	270	909
Federal funds sold and securities purchased under
agreements to resell	1,380	432	730	313
Total interest income	303,742	265,693	152,716	134,199

INTEREST EXPENSE:
Deposits	79,041	57,845	42,619	28,980
Securities sold under agreements to repurchase
and other borrowings	97,853	80,958	47,088	42,423
Subordinated capital notes	611	1,642	310	775
Total interest expense	177,505	140,445	90,017	72,178

Net interest income	126,237	125,248	62,699	62,021

PROVISION FOR LOAN LOSSES	17,500	9,400	9,750	3,400

Net interest income after provision for loan losses	108,737	115,848	52,949	58,621

OTHER INCOME:
Service charges, fees and other	19,466	16,360	10,204	8,333
(Loss) gain on sale of securities	(3,813)	280	8	110
Gain on sale of mortgage servicing rights	957	1,061	472	510
Other	8,481	2,830	4,429	1,537
Total other income	25,091	20,531	15,113	10,490

OTHER OPERATING EXPENSES:
Salaries and employee benefits	35,603	36,998	17,471	18,549
Occupancy costs	7,592	7,533	3,827	3,799
Equipment expenses	6,719	6,521	3,352	3,221
Other operating expenses	37,284	35,331	19,125	17,851
Total other operating expenses	87,198	86,383	43,775	43,420

Income before provision for income tax	46,630	49,996	24,287	25,691

PROVISION FOR INCOME TAX	7,669	10,867	4,781	5,971

NET INCOME	$ 38,961	$ 39,129	$ 19,506	$ 19,720

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 36,677	$ 36,845	$ 18,364	$ 18,578

EARNINGS PER COMMON SHARE	$ 0.86	$ 0.87	$ 0.43	$ 0.44

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS´ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
(Dollars in thousands, except share data)

	June 30, 2000	December 31, 1999
	(Unaudited)	(Audited)
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	96,557	96,557
Retirement of common stock	-	-
Issuance of common stock	9,655	-
Balance at end of period	106,212	96,557
Common Stock Dividend Distributable:
Balance at beginning of period	9,656	-
Common stock dividend distributable, 3,862,219 shares	-	9,656
Common stock dividend distributed	(9,656)
Balance at end of period	-	9,656
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	71,282
Common stock dividend to be distributed	-	51,175
Balance at end of period	122,457	122,457
Capital paid for the acquisition of stock:
Balance at beginning of year		-
Capital paid for the acquisition of common stock		-
Issuance of common stock		-
Balance at end of year		-
Treasury stock at cost
Balance at beginning of period	-	-
Stock repurchased at cost	(2,582)	-
Balance at end of period	(2,582)	-
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(26,356)	(2,070)
Unrealized gains (losses) on investment securities
available for sale, net of reclassification adjustment	346	(24,286)
Balance at end of period	(26,010)	(26,356)
Reserve fund:
Balance at beginning of period	101,971	93,924
Transfer from retained earnings	-	8,047
Balance at end of period	101,971	101,971
Redemption fund:
Balance at beginning of period	10,000	39,096
Transfer to retained earnings	(10,000)	(29,096)
Balance at end of period	-	10,000
Retained earnings:
Balance at beginning of period	167,081	150,710
Net income	38,961	80,469
Transfers	10,000	21,049
Retirement of common stock		-
Deferred tax benefit amortization	(25)	(2,754)
Common stock cash dividend	(9,341)	(16,994)
Preferred stock cash dividend	(2,284)	(4,568)
Stock dividend to be distributed	-	(60,831)
Balance at end of period	204,392	167,081
Total stockholders´ equity	$ 571,690	$ 546,616

COMPREHENSIVE INCOME

Net income	$ 38,961	$ 80,469
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale	2,594	(24,290)
Less: reclassification adjustment for gains and losses
included in net income	(2,248)	4
Unrealized gains (losses) on investment securities
available for sale, net of taxes	346	(24,286)
Comprehensive income	$ 39,307	$ 56,183

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999
(Dollars in thousands)

	(UNAUDITED)
	June 30, 2000	June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 38,961	$ 39,129
Adjustments to reconcile net income to net cash provided by
operating activities-
Depreciation and amortization	11,997	12,107
Provision for loan losses	17,500	9,400
Loss (gain) on sale of securities	3,813	(280)
Net discount accretion on securities	(5,984)	(1,197)
Net discount accretion on loans	(714)	(1,003)
Proceeds from sales of trading securities	45,260	-
Purchases of trading securities	(45,241)	-
Increase in accrued interest receivable	(1,769)	(9,378)
Increase in other assets	(36,944)	(1,303)
(Decrease) increase in accrued interest payable	(16,852)	80
(Decrease) increase in other liabilities	(3,850)	2,792
Total adjustments	(32,784)	11,218

Net cash provided by operating activities	6,177	50,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits	200	100
Proceeds from sales of investment securities available for sale	338,045	8,243
Proceeds from maturities of investment securities available for sale	445,000	5,000
Purchases of investment securities available for sale	(596,284)	(764,408)
Proceeds from maturities of investment securities	88,000	2,999,000
Purchases of investment securities	(87,977)	(3,366,375)
Repayment of securities and securities called	87,292	836,619
Purchases of mortgage loans	(33,856)	(146,921)
Net increase in loans	(77,807)	(234,509)
Capital expenditures	(2,456)	(8,074)
Net cash provided by (used in) investing activities	160,157	(671,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	133,895	44,041
Net (decrease) increase in federal funds purchased	(296,080)	312,000
Net (decrease) increase in securities sold under agreements to repurchase	(346,271)	160,092
Increase in commercial paper issued	284,986	229,570
Net increase (decrease) in term notes	110	(68,404)
Payment of subordinated capital notes	(10,000)	(15,000)
Repurchase of common stock	(2,582)	-
Dividends paid	(11,625)	(10,781)
Net cash (used in) provided by financing activities	(247,567)	651,518

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(81,233)	30,540
CASH AND CASH EQUIVALENTS, beginning of period	315,111	209,826
CASH AND CASH EQUIVALENTS, end of period	$ 233,878	$ 240,366

Selected Financial Data
	Six months		Three months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2000	1999	2000	1999

CONDENSED INCOME STATEMENTS
Interest income	$ 303,742	$ 265,693	$ 152,716	$ 134,199
Interest expense	177,505	140,445	90,017	72,178
Net interest income	126,237	125,248	62,699	62,021
Security gains	(3,813)	280	8	110
Gain on sale of mortgage servicing rights	957	1,061	472	551
Other income	27,947	19,190	14,633	9,829
Operating expenses	87,198	86,383	43,775	43,420
Provision for loan losses	17,500	9,400	9,750	3,400
Income tax	7,669	10,867	4,781	5,971
Cumulative effect of change in accounting principle	0	0
Net income	$ 38,961	$ 39,129	$ 19,506	$ 19,720

PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 0.87	$ 0.87	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 0.86	$ 0.87	$ 0.43	$ 0.44
Book value	$ 11.98	$ 10.89	$ 11.98	$ 10.89
Outstanding shares:
Average	42,466,005	42,484,870	42,447,140	42,484,870
End of period	42,285,770	42,484,870	42,285,770	42,484,870
Cash Dividend per Share	$ 0.22	$ 0.22	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,520,853	3,899,132	4,547,427	4,025,492
Allowance for loan losses	56,177	57,130	55,535	56,530
Earning assets	7,535,331	7,130,354	7,445,478	7,289,155
Total assets	7,893,889	7,480,918	7,807,246	7,630,605
Deposits	3,957,177	3,598,093	4,085,744	3,594,791
Borrowings	3,273,618	3,232,446	3,060,164	3,386,443
Preferred equity	65,250	65,250	65,250	65,250
Common equity	489,018	462,770	494,685	466,164
PERIOD END BALANCES
Net loans	4,547,723	4,145,902	4,547,723	4,145,902
Allowance for loan losses	52,876	55,412	52,876	55,412
Earning assets	7,538,750	7,593,464	7,538,750	7,593,464
Total assets	7,809,044	7,848,652	7,809,044	7,848,652
Deposits	4,195,147	3,766,442	4,195,147	3,766,442
Borrowings	2,939,996	3,416,000	2,939,996	3,416,000
Preferred equity	65,250	65,250	65,250	65,250
Common equity	506,440	462,486	506,440	462,486
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	3.66%	3.97%	3.65%	3.83%
Efficiency ratio (1)	52.53%	53.75%	52.98%	54.34%
Return on average total assets (on an annualized basis)	0.99%	1.05%	1.00%	1.04%
Return on average earning assets
Return on average common equity (on an annualized basis)	15.08%	16.06%	14.93%	15.98%
Average net loans/average total deposits	114.24%	108.37%	111.30%	111.98%
Average earning assets/average total assets	95.46%	95.31%	95.37%	95.53%
Average stockholders´ equity/average assets	7.02%	7.06%	7.17%	6.96%
Fee income to average assets (annualized)	0.50%	0.44%	0.53%	0.44%
Capital:
Tier I capital to risk-adjusted assets	10.39%	10.11%	10.39%	10.11%
Total capital to risk-adjusted assets	11.52%	11.37%	11.52%	11.37%
Effective tax rate			0.00%	0.00%
Leverage Ratio	7.17%	6.69%	7.17%	6.69%
Asset quality:
Non-performing loans to total loans	1.05%	1.02%	1.05%	1.02%
Annualized net charge-offs to average loans	0.91%	0.38%	0.87%	0.49%
Allowance for loan losses to period-end loans	1.15%	1.32%	1.15%	1.32%
Allowance for loan losses to non-performing loans	109.75%	129.75%	109.75%	129.75%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	99.00%	120.30%	99.00%	120.30%
Non-performing assets to total assets	0.72%	0.64%	0.72%	0.64%
Recoveries to charge-offs	23.97%	61.65%	25.29%	53.06%

*Per share data is based on the average number of shares outstanding during the periods.

(1) Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses.

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2000 AND 1999
  Summary of Significant Accounting Policies:

Basis of Presentation

Santander Bancorp (the Corporation) was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the "Bank"). As a result of this reorganization each of the Banks outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax-free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax-free exchange for purposes of Puerto Rico income tax laws.

The accounting and reporting policies of Santander BanCorp and its subsidiary conform with generally accepted accounting principles and banking industry practices in the United States. The reorganization was recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and consolidated balance sheets, statements of income, changes in stockholders´ equity and cash flows were presented as if both entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimate provisions. The interim consolidated financial statements as of June 30, 2000 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank´s wholly owned subsidiary, Santander Mortgage Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk. Gains and losses on these contracts are deferred and are reflected in income when the contracts are settled. The Corporation engages on a limited basis in derivative financial instruments for trading purposes.

Basic and Diluted Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. Retroactive effect was given to the weighted average number of common shares outstanding during 1999, for the stock dividend declared on January 11, 2000 (see Note 8).

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". In addition, during 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. Currently, it is the opinion of management that the implementation of SFAS No. 133 is not expected to have a material impact on the Corporation´s consolidated results of operations or consolidated financial position.

2. Investment Securities Available for Sale:

Investment securities available for sale and related contractual maturities:

	As of June 30, 2000
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 154,840	$ -	$ 10	$ 154,830	5.87%
After one year but within five years	499,955	-	17,174	482,781	5.63%
After five years but within ten years	177,263	-	10,954	166,309	5.99%
	832,058	-	28,138	803,920	5.75%
Commonwealth of Puerto Rico and its subdivisions
Over ten years	2,083	24	-	2,107	6.34%

Mortgage-backed securities
Over ten years	241,489	-	14,526	226,963	6.14%
	$ 1,075,630	$ 24	$ 42,664	$ 1,032,990	5.84%

	As of December 31, 1999
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 291,987	$ -	$ 3,090	$ 288,897	4.50%
After one year but within five years	549,837	-	17,126	532,711	5.59%
After five years but within ten years	181,878	-	7,208	174,670	5.99%
	1,023,702	-	27,424	996,278	5.35%
Mortgage-backed securities
Over ten years	269,086	-	15,782	253,304	6.15%
	$ 1,292,788	$ -	$ 43,206	$ 1,249,582	5.51%

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

3. Investment Securities Held to Maturity:

Investment securities and related contractual maturities:

	As of June 30, 2000
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year			$ -	$ -
Within one year	$ 4,993	$ -	$ 15	$ 4,978	5.02%
After one year but within five years	876,471	-	27,794	848,677	5.81%
After five years but within ten years	338,766	-	25,144	313,622	6.07%
	1,220,230	-	52,953	1,167,277	5.88%

Commonwealth of Puerto Rico and its subdivisions
Within one year	6,493	-	-	6,493	6.48%
After one year but within five years	3,528	-	124	3,404	6.04%
After five years but within ten years	18,428	-	505	17,923	7.00%
Over ten years	9,713	-	347	9,366	6.18%
	38,162	-	976	37,186	6.61%

Mortgage-backed securities
Within one year	38	-	-	38	9.05%
After one year but within five years	665	19	-	684	9.84%
After five years but within ten years	32,989	554	-	33,543	8.04%
Over ten years	352,187	-	5,542	346,645	7.21%
	385,879	573	5,542	380,910	7.29%

Foreign governments
After one year but within five years	225	-	-	225	6.97%
After five years but within ten years	25	-	-	25	7.50%
	250	-	-	250	7.03%

Other securities	79,638	-	-	79,638	6.25%

	$ 1,724,159	$ 573	$ 59,471	$ 1,665,261	6.23%

	As of December 31, 1999
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 4,981	$ -	$ 34	$ 4,947	5.02%
After one year but within five years	876,595	-	26,125	850,470	5.81%
After five years but within ten years	353,967	-	11,909	342,058	6.06%
	1,235,543	-	38,068	1,197,475	5.88%

Commonwealth of Puerto Rico and its subdivisions
Within one year	6,471	29	-	6,500	6.48%
After one year but within five years	3,462	-	72	3,390	6.04%
After five years but within ten years	19,272	-	612	18,660	7.00%
Over ten years	9,510	-	553	8,957	6.17%
	38,715	29	1,237	37,507	6.62%

Mortgage-backed securities
Within one year	4	-	-	4	11.85%
After one year but within five years	1,301	52	-	1,353	9.57%
After five years but within ten years	37,762	980	-	38,742	8.02%
Over ten years	385,726	-	4,215	381,511	7.04%
	424,793	1,032	4,215	421,610	7.14%

Foreign governments
After one year but within five years	225	-	-	225	6.97%
After five years but within ten years	25	-	-	25	7.50%
	250	-	-	250	7.03%

Other securities	79,638	-	-	79,638	6.51%

	$ 1,778,939	$ 1,061	$ 43,520	$ 1,736,480	6.23%

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation´s loan portfolio at June 30, 2000 and December 31, 1999 consists of the following:

	June 30, 2000	December 31, 1999
	(In thousands)

Commercial and industrial	$ 2,374,182	$ 2,294,898
Consumer	868,981	895,886
Construction	393,491	357,844
Mortgage	963,945	989,232
	4,600,599	4,537,860
Unearned income		(28,814)
Allowance for loan losses	(52,876)	(56,200)
	$ 4,547,723	$ 4,452,846

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

	June 30,	December 31,
	2000	1999
	(In thousands)

Balance, beginning of period	$ 56,200	$ 53,457
Provision for loan losses	17,500	26,375
Charge-offs	(27,389)	(42,806)
Recoveries	6,565	19,174
Balance, end of period	$ 52,876	$ 56,200

6. Other Assets:

Other assets consist of the following:

	June 30,	December 31,
	2000	1999
	(In thousands)

Deferred tax assets, net	$ 10,683	$ 7,765
Core deposits intangible	13,784	16,120
Mortgage servicing rights	3,888	1,170
Accounts receivable	16,219	17,467
Other real estate	1,403	1,203
Other repossessed assets	6,875	6,756
Prepaid expenses	32,582	27,045
Customers´ liabilities on acceptances	4,265	4,584
Premium on caps and option	22,097	3,544
Excess amount over the cost of tangible
and identified intangibles acquired
and liabilities assumed	12,341	12,949
Other	7,900	2,472
	$ 132,037	$ 101,075

7. Short-Term Borrowings:

Following are summaries of short-term borrowings for the periods indicated, in thousands:

June 30, 2000
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Sold

Amount outstanding at period-end	$ 279,920	$ 1,527,605	$ 698,360
Average indebtedness outstanding during the period	$ 591,626	$ 1,521,739	$ 726,158
Maximum amount outstanding during the period	$ 1,039,900	$ 1,873,876	$ 945,000
Average interest rate for the period	6.08%	5.84%	6.23%
Average interest rate at period end	6.86%	6.14%	6.61%

December 31, 1999
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Sold

Amount outstanding at year-end	$ 576,000	$ 1,873,876	$ 413,374
Average indebtedness outstanding during the year	$ 716,643	$ 1,596,586	$ 556,675
Maximum amount outstanding during the year	$ 925,000	$ 1,888,166	$ 855,000
Average interest rate for the year	5.20%	5.29%	5.37%
Average interest rate at year-end	6.04%	5.55%	6.18%

Federal funds purchased, repurchase agreements and commercial paper mature as follows:

	June 30,	December 31,
	2000	1999
Federal funds purchased:
Within thirty days	$ 179,920	$ 51,000
After thirty to ninety days	100,000	475,000
Over ninety days	-	50,000
Total	$ 279,920	$ 576,000
Repurchase agreements:
Within thirty days	$ 1,077,599	$ 1,190,003
After thirty to ninety days	-	233,867
Over ninety days	450,006	450,006
Total	$ 1,527,605	$ 1,873,876
Commercial paper:
Within thirty days	$ 698,360	$ 214,612
After thirty to ninety days	-	198,762
Total	$ 698,360	$ 413,374

The following securities were sold under agreements to repurchase:

	June 30, 2000
	Book value of		Market value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowing	Securities	Interest Rate
	(In thousands)
Obligations of US government agencies
and corporations	$ 1,614,156	$ 1,304,649	$ 1,575,108	5.79%

Mortgage Backed Securities	257,400	222,956	257,551	6.49%
Total	$ 1,871,556	$ 1,527,605	$ 1,832,659	5.89%

	December 31, 1999
	Book value of		Market value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowing	Securities	Interest Rate
	(In thousands)
US Treasuries and Obligations of US
government agencies and corporations	$ 1,640,202	$ 1,547,459	$ 1,586,347	5.80%

Mortgage Backed Securities	315,442	326,417	302,814	6.50%
Total	$ 1,955,644	$ 1,873,876	$ 1,889,161	5.90%

8. Stockholders´ Equity:

On May 2nd, 2000, the Bank underwent a corporate reorganization wherein Santander BanCorp, a bank holding company was incorporated. As a result, shareholders of Banco Santander Puerto Rico became shareholders of Santander BanCorp and Banco Santander Puerto Rico became a wholly owned subsidiary of Santander BanCorp in a tax-free exchange for purposes of Puerto Rico income tax laws.

On January 11, 2000, the Board of Directors of Banco Santander Puerto Rico declared a 10% stock dividend on common stock to shareholders of record as of January 31, 2000. The common stock dividend was distributed on February 22, 2000. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial statements have been restated to reflect the stock dividend.

On February 18, 2000, the Bank declared a cash dividend of $0.11 per common share to all stockholders of record as of February 29, 2000. On May 9, 2000, the Corporation declared a cash dividend of $0.11 per common share to all stockholders of record as of June 9, 2000. The Bank continues to pay dividends on preferred stock at the rate of 7% annually.

9. Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets (including securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options.

As of June 30, 2000, the Corporation had outstanding interest rate caps, with a notional value of $1,425,000,000, maturing through the year 2002. The caps are at a level of 5.25%, 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and is being amortized on a monthly basis over the life of the caps. At June 30, 2000 the balance of this premium was approximately $21,520,000.

As of June 30, 2000, the Corporation had outstanding interest rate swap agreements, with a notional amount of $106,500,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.39% and 6.59%, respectively.

The Corporation had an open option contract with a notional amount of $5,000,000 maturing in five years. The premium paid on this transaction was approximately $1,153,000. The balance of the premium at June 30, 2000 was approximately $989,000. The Corporation also entered into a short option contract for a notional amount of $2,350,000. The premium received on this option was approximately $533,000. The balance of the premium at June 30, 2000 was approximately $412,000.

During 1997, the Corporation started a yield enhancement option program with the purpose of optimizing net interest income by enhancing the yield of the underlying assets, and by creating alternative fee sources for the Corporation. During 1999 and 1998 there was very limited activity and at June 30, 2000, there were no options outstanding.

10. Regulatory Matters:

The Corporation is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation´s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation´s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation´s capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation meets all capital adequacy requirements to which it is subject as of June 30, 2000.

As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk-based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management´s opinion, there are no conditions or events since that notification that would have changed the institution´s category.

At June 30, 2000, required and actual regulatory capital amounts and ratios follow:

	Required		Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$ 431,686	8%	$ 621,557	11.52%	>	10%
Tier I Capital (to Risk Weighted Assets)	$ 215,843	4%	$ 560,681	10.39%	>	6%
Leverage Ratio	$ 234,672	3%	$ 560,681	7.17%	>	5%

At December 31, 1999, required and actual regulatory capital amounts and ratios follow:

	Required		Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$ 423,291	8%	$ 600,225	11.34%	>	10%
Tier I Capital (to Risk Weighted Assets)	$ 211,646	4%	$ 536,026	10.13%	>	6%
Leverage Ratio	$ 242,203	3%	$ 536,026	6.64%	>	5%

11. Contingencies and Commitments:

Pursuant to the Purchase and Sale Agreement (the "Agreement") dated March 6, 1996 between Banco Santander, S.A. (BSSA) and Banco Central Hispanoamericano, S.A. (BCH), the Bank´s Parent Company, BSSA, acquired 99.25% of the common stock of Banco Central Hispano Puerto Rico (BCHPR). Shortly, thereafter, the Bank acquired substantially all the assets and assumed substantially all the liabilities of BCHPR. Under the Agreement and other related agreements, the Bank is indemnified by BCH against any losses, damages or claims suffered by the Bank or its subsidiary resulting from the activities conducted by BCHPR in Puerto Rico prior to August 20, 1996, which were not adequately reflected in the December 31, 1995 audited financial statements and January 31, 1996 unaudited financial statements. This indemnity is limited in time to those claims filed before August 20, 1998, with the exception of tax and labor claims, which are only limited by the applicable statutes of limitations corresponding to such claims. In April 1999, BSSA and BCH merged their worldwide operations. The Parent as successor to BCH agreed to indemnify the Bank under the same terms as the previous indemnity under the Agreement.

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect of such litigation and that any losses therefrom, whether or not insured, would not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Corporation.

12. Segment Information:

Types of Products and Services

The Corporation has five reportable segments: Branch-Based Commercial Banking, Corporate Banking, Consumer Banking, Mortgage Banking, and Investments. Through its Branch-Based Commercial Banking, the Corporation provides a full range of financial products serving middle-market customers and other market segments. This segment focuses on areas such as middle-market, agriculture, small business, factor liens, public sector and international. Corporate banking is a centralized unit, providing credit services to large locally owned entities, subsidiaries of foreign companies and companies operating in specialized sectors. Through its branch network, the Corporation offers a wide variety of consumer banking services and products, including personal loans, automobile loans, credit and debit cards and deposit accounts. The Corporation engages in mortgage banking through the Bank´s subsidiary, Santander Mortgage Corporation. Santander Mortgage Corporation´s business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its Investment Department, the Corporation manages its assets and liabilities maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

Measurement of Segment Profit or Loss and Segment Assets

The Corporation´s accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. The Corporation accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Management Policy in Identifying Reportable Segments

The Corporation´s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.

The following is financial information of reportable segments for the periods ended June 30, 2000 and 1999. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses, income taxes and provision for loan losses. The Other column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

June 30, 2000
(Dollars in thousands)
Branch-Based
	Commercial	Corporate	Consumer	Mortgage			Consolidated
	Banking	Banking	Banking	Banking	Investments	Other	Totals

Total external revenue	$ 84,404	$ 30,205	$ 61,659	$ 41,090	$ 86,151	$ 25,324	$ 328,833
Intersegment revenue	$ -	$ -	$ -	$ 865	$ -	$ (865)	$ -
Interest income	$ 73,023	$ 29,790	$ 56,750	$ 35,125	$ 89,991	$ 19,063	$ 303,742
Interest expense	$ 38,219	$ 17,923	$ 20,931	$ 21,967	$ 73,797	$ 4,668	$ 177,505
Depreciation and amortization	$ 1,764	$ 11	$ 1,374	$ 200	$ 15	$ 8,633	$ 11,997
Segment profits	$ 27,923	$ 11,506	$ 25,333	$ 15,148	$ 11,028	$ (44,308)	$ 46,630
Segment assets	$ 1,737,793	$ 784,990	$ 881,339	$ 944,827	$ 2,908,034	$ 552,061	$ 7,809,044

June 30, 1999
(Dollars in thousands)

Branch-Based
	Commercial	Corporate	Consumer	Mortgage			Consolidated
	Banking	Banking	Banking	Banking	Investments	Other	Totals

Total external revenue	$ 70,244	$ 21,609	$ 51,426	$ 35,205	$ 91,299	$ 16,441	$ 286,224
Intersegment revenue	$ -	$ -	$ -	$ 364	$ -	$ (364)	$ -
Interest income	$ 60,608	$ 21,602	$ 47,143	$ 34,144	$ 91,258	$ 10,938	$ 265,693
Interest expense	$ 13,809	$ 12,899	$ 15,946	$ 17,217	$ 61,652	$ 18,922	$ 140,445
Depreciation and amortization	$ 2,269	$ 21	$ 1,764	$ 176	$ 66	$ 7,811	$ 12,107
Segment profits	$ 40,345	$ 8,022	$ 22,419	$ 15,129	$ 28,382	$ (64,301)	$ 49,996
Segment assets	$ 1,564,075	$ 683,948	$ 849,562	$ 958,724	$ 3,310,217	$ 482,126	$ 7,848,652

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:

	June 30,
	2000	1999
	(Dollars in thousands)
Revenues-
Total revenues for reportable segments	$ 303,509	$ 269,783
Other revenues	26,189	16,805
Elimination of intersegment revenues	(865)	(364)
Total consolidated revenues	$ 328,833	$ 286,224

Profit or loss-
Total profit or loss of reportable segments	$ 90,938	$ 114,297
Other profit or loss	(43,443)	(63,937)
Intersegment profits	(865)	(364)
Consolidated income before tax	$ 46,630	$ 49,996

Assets-
Total assets for reportable segments	$ 7,256,983	$ 7,366,526
Elimination of intercompany assets	(79,519)	(42,382)
Assets not attributed to segments	631,580	524,508
Total consolidated assets	$ 7,809,044	$ 7,848,652

MANAGEMENT´S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial condition and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

Results of Operations for the Quarter Ended June 30, 2000

Santander BanCorp (the Corporation) reported net income of $19.5 million for the second quarter of 2000, compared with $19.7 million realized in the same period in 1999. Earnings per common share (EPS) for the quarter were $0.43, based on 42,466,005 average shares outstanding, after giving retroactive effect to the January 11, 2000 10% stock dividend declared (see Note 8 to the Consolidated Financial Statements). Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). For the six month period ended June 30, 2000 the Corporation reported net income of $39.0 million compared to $39.1 for the same period in 1999. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended June 30, 2000 were 1.00% and 14.93%, respectively, compared with 1.04% and 15.98% reported during the second quarter of 1999. For the six month period ended June 30, 2000 ROA and ROE were at 0.99% and 15.08% respectively compared to 1.05% and 16.06% for the same period in 1999.

In spite of the higher interest rate environment the Corporation has been able to maintain satisfactory earnings for the year compared to the previous year which had a more favorable rate environment. This has been due to effective asset liability management strategies, growth in loans and deposits coupled with reductions in borrowings and investments and a very aggressive cost control program.

Net Interest Income

The Corporation´s net interest income reflected an increase of 1.1% to $62.7 million for the quarter ended June 30, 2000 from $62.0 million for the quarter ended June 30, 1999. For the first semester of the year the Corporation´s net interest income reached $126.2 million, an increase of 0.8% over $125.2 million for the same period in 1999. During the first quarter of 1999 the Bank recognized extraordinary interest income of $2.1 million related to the recovery of a charged off loan. Excluding this item the increase in net interest income for the first semester of 2000 was 2.5%.

The increase in the Corporation´s net interest income for the second quarter of 2000 was driven mostly by the shift to higher yielding assets and lower costing deposits. There was also an increase of $156 million in average earning assets for the quarter which reached $7.4 billion compared to $7.3 billion for the second quarter of 1999. Average loans reflected an increase of $522 million, while investments decreased by $329 million. The increase in average earning assets was partially offset by an increase in the quarterly average interest bearing liabilities of 3.4% to $6.5 billion for the quarter ended June 30, 2000 from $6.3 billion for the same period in 1999. However, the shift in liabilities from higher cost borrowings to deposits had a favorable impact on the Corporation´s net interest income.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $4.8 million and $7.5 million for the quarters ended June 30, 2000 and 1999, respectively.

The net interest margin on a tax-equivalent basis declined from 3.83% for the quarter ended June 30, 1999 to 3.65% for the quarter ended June 30, 2000. This decrease was primarily due to an increase in the cost of funding earning assets. Average interest bearing deposits reflect an 18.5% increase over the second quarter in 1999, while borrowings decreased by 9.6%. The increase in average earning assets was funded by the increase in average deposits.

The table on page 31, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the second quarter of 2000 and 1999. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 22, allocates changes in the Corporation´s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the second quarter of 2000 compared with the second quarter of 1999. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis increased $15.8 million, or 11.2% to $157.5 million for the quarter ended June 30, 2000 from $141.7 million for the quarter ended June 30, 1999. Of this increase, $6.9 million was attributed to an increase in the volume of the Corporation´s interest earning assets, together with an increase in the yield of these assets of $8.9 million. The growth in average interest earning assets was in the loan portfolio and was partially offset by a $329 million decrease in the average investment portfolio.

Average interest earning assets reached $7.4 billion for the quarter ended June 30, 2000, compared with $7.3 billion for the same quarter in 1999. As a result of a sale of $342 million in Treasury Notes during the first quarter of 2000, average investment securities decreased 10.51% from $3.1 billion in June 1999 to $2.8 billion during the same quarter in 2000.

The average volume of loans increased by $522 million for the quarter ended June 30, 2000 as compared with the same period in 1999. The increase in average loans was due primarily to increases in average commercial, construction, corporate and consumer loans of $219.8 million, $142.8 million, $94.3 million, and $65.2 million respectively, for the quarter ended June 30, 2000 as compared to the same period in 1999.

The average yield on earning assets increased from 7.80% for the quarter ended June 30, 1999 to 8.51% for the quarter ended June 30, 2000. This increase is due to the healthy increase in the higher yielding loan portfolio during this quarter.

Interest Expense

The Corporation´s average interest bearing liabilities increased $213 million from $6.3 billion for the quarter ended June 30, 1999, to $6.5 billion for the quarter ended June 30, 2000. The most significant increase was in average time deposits, which rose $564 million from $1.4 billion during the second quarter of 1999 to $2.0 billion in June 2000.

Interest expense increased 24.72% to $90.0 million for the quarter ended June 30, 2000 from $72.2 million for the quarter ended June 30, 1999. Of the $17.8 million increase in interest expense, there was a $14.9 million increase in cost of funds together with a $2.9 million increase in the volume of interest bearing liabilities.

There was a significant increase in deposits during the second quarter of 2000 compared to the same period in 1999. During this period, the Corporation was able to fund its increase in earning assets with deposits, which bear more favorable rates of interest than borrowings. The increase in interest bearing liabilities together with the increase in the cost of funds caused the increase in the cost of funding earning assets. The average cost of interest bearing liabilities also reflected an increase to 5.55% for the three-month period ended June 30, 2000 compared to 4.59% for the same period in 1999.

The following table allocates changes in the Corporation´s interest income, on a tax-equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS Tax-equivalent basis
(In thousands)	Three months ended June 30, 2000
	Compared to the Three Months Ended
	June 30, 1999
	Increase(Decrease) Due to Change in:
	Volume	Rate	Total
Interest income:
Federal funds sold and securities purchased
under agreements to resell	$ 309	$ 108	$ 417
Time deposits with other banks	(384)	(255)	(639)
Investment securities	(5,128)	759	(4,369)
Loans	12,115	8,304	20,419
Total interest income	6,912	8,916	15,828

Interest expense:
Savings and NOW accounts	(196)	4,009	3,813
Other time deposits	7,552	2,274	9,826
Borrowings	(4,225)	7,782	3,557
Long-term borrowings	(192)	835	643
Total interest expense	2,939	14,900	17,839

Net interest income	$ 3,973	$ (5,984)	$ (2,011)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

Provision for Loan Losses

The Corporation assesses the overall risks in its loan portfolio and establishes and maintains a reserve for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

	Quarter ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2000	1999	2000	1999

Balance at beginning of period	$ 53,110	$ 56,952	$ 56,200	$ 53,457
Provision for loan losses	9,750	3,400	17,500	9,400
	62,860	60,352	73,700	62,857
Losses charged to the allowance
Commercial	3,251	2,520	4,632	4,822
Construction	-	10	-	10
Mortgage	-	-	-	-
Consumer	10,112	7,995	22,757	14,582
	13,363	10,525	27,389	19,414

Recoveries
Commercial	1,150	3,653	2,255	8,486
Construction	-	-	-	-
Mortgage	-	-	-	-
Consumer	2,229	1,932	4,310	3,483
	3,379	5,585	6,565	11,969
Net loans charged-off	9,984	4,940	20,824	7,445
Balance at end of period	$ 52,876	$ 55,412	$ 52,876	$ 55,412

Loans:
Outstanding at period end	$ 4,600,599	$ 4,201,314	$ 4,600,599	$ 4,201,314
Average	4,602,962	4,082,022	4,577,030	3,956,262

Ratios:
Allowance for loan losses to period-end loans	1.15%	1.32%	1.15%	1.32%
Recoveries to charge-offs	25.29%	53.06%	23.97%	61.65%
Net charge-offs to average loans	0.22%	0.12%	0.45%	0.19%

For the quarter ended June 30, 2000, the provision for loan losses was $9.8 million compared to $3.4 million for the same quarter in 1999, and $17.5 million compared to $9.4 million for the six month periods ended June 30, 2000 and 1999, respectively. This increase in the provision was due to the higher net charge offs of $5.0 million during the second quarter of 2000 compared with the first quarter of 1999 and $13.4 million for the six month period ended June 30, 2000 compared to the same period in 1999. During the first quarter of 1999, the Bank recovered $3.9 million of a loan which had been previously charged off from the commercial loan portfolio resulting in the low level of net charge offs for 1999 and therefore the lower provision for that year.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and income.

The following table sets forth the components of the Corporation´s other income for the three and six month periods ended June 30, 2000 and 1999.

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2000	1999	2000	1999

Service charges on deposit accounts	$ 4,806	$ 3,764	$ 9,181	$ 7,437
Other service fees:
Credit card fees	2,414	2,027	4,806	4,017
Mortgage servicing fees	337	54	390	95
Trust fees	531	969	1,048	1,554
Other fees	2,115	1,519	4,040	3,257
Securities gains (losses)	8	110	(3,813)	280
Gain on sale of mortgage servicing rights	472	510	957	1,061
Other gains (losses)	3,223	32	5,727	(108)
Other income	1,207	1,505	2,755	2,938
	$ 15,113	$ 10,490	$ 25,091	$ 20,531

The Corporation´s other income reflected an increase of $4.6 million or 44.1% for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and $4.6 million of 22.2% for the six month period ended June 30, 2000 compared to the same period in 1999. This increase in other income was due to a gain of $2.0 million for the quarter ended June 30, 2000 ($4.4 million for the semester) recognized pursuant to the sale of a mortgage loan portfolio of $75.2 million for the quarter ended June 30, 2000 ($175.8 for the semester). Mortgage servicing rights on that portfolio were retained and recognized, and the Bank´s subsidiary was also able to recognize certain deferred fees on this portfolio. For the second quarter of the year the Corporation also recorded a gain of $0.7 million related to the market valuation of certain securities and to the net gain of $0.5 million on the disposition of certain assets on the closing and sale of its New York branch in June of 2000.

Other increases in other income were reflected in "Service charges on deposit accounts", "Credit card fees", "Mortgage servicing fees" and "Other fees". Service charges on deposit accounts have experienced a healthy $1.0 million increase due to new deposit accounts opened during the quarter, new deposit products offered, adjusted fee schedules and strict compliance with fee policies. The increase in credit card fees was due in part to a 13.6% increase in the average credit card portfolio to $102.9 million for the quarter ended June 30, 2000 from $90.6 million in June 1999. Mortgage servicing fees increased due to the recognition of mortgage servicing rights of $2.9 million recognized on the mortgage loan portfolio sold. Other fees increased due to increases in account analysis fees, sundry fees and fees and commissions on the new ETA accounts.

For the semester ended June 30, 2000 the previously mentioned gains and increases in fees were partially offset by a loss of $3.8 million recorded on the sale of $342 million of Treasury Notes available for sale. These securities were sold and substituted for higher yielding Agency notes in an effort to manage the Corporation´s interest rate risk.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

Other Operating Expenses
(Dollars in thousands)	Quarter ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Salaries	$ 11,934	$ 11,943	$ 23,887	$ 23,724
Pension and other benefits	5,537	6,606	11,716	13,274
Total personnel costs	17,471	18,549	35,603	36,998

Equipment expenses	3,352	3,221	6,719	6,521
Professional fees	1,861	3,034	3,818	5,636
Occupancy costs	3,827	3,799	7,592	7,533
EDP Servicing Expense	4,538	4,425	8,617	8,290
Communications	1,588	1,528	3,260	3,067
Business promotion	2,915	1,801	5,402	3,672
Other taxes	2,133	1,951	3,573	4,290
Amortization of intangibles	1,558	1,528	3,077	3,064
Printing and supplies	776	646	1,370	1,214
Other operating expenses:
Examinations & FDIC assessment	527	369	1,048	837
Transportation and travel	341	372	683	612
All other	2,888	2,197	6,436	4,649
	26,304	24,871	51,595	49,385
	$ 43,775	$ 43,420	$ 87,198	$ 86,383

For the quarter ended June 30, 2000, the Corporation´s efficiency ratio attained a level of 52.98%, an enhancement of 136 basis points over the 54.34% ratio attained as of June 30, 1999. For the six month period ended June 30, 2000 the efficiency ratio was 52.53% compared to 53.75% for the same period in 1999. The improvement in operating efficiency was the direct result of an aggressive cost control program, after a full analysis of the Corporation´s operating system, and augmentation in productivity and a healthy increase in revenues.

For the quarter and six month period ended June 30, 2000 operating expenses had a slight increase of 0.8% and 0.9%, respectively when compared to the same period in 1999. The implementation of an aggressive cost control program focused toward low cost distribution channels and the streamlining of operations, were the main factors contributing to the low increase in operating expenses.

Personnel costs reflected a decrease of $1.1 million for the quarter and $1.4 million for the semester compared to the same periods in the previous year. These decreases were due to a decrease in prepaid pension cost of $0.7 million for the quarter and $2.0 million for the semester due to the recognition of prepaid pension cost in 2000 of $1.1 million. There was a decrease in salaries expense during the second quarter of 2000 compared to the same period in 1999 due to a decrease in overtime and temporary personnel.

During the quarter ended June 30, 2000 other operating expenses reflected an increase of $1.4 million or 5.8% to $26.3 million compared to $24.9 million for the same period in 1999 that offset the decrease in personnel costs. The increase in operating expenses is due to increases in business promotion and other operating expenses that were partially offset by a significant decrease in professional fees. The increase in business promotion is specifically in advertising due to aggressive marketing campaigns for new deposit products including "Super CD", "Super Cash", ETA accounts, and several IRA deposit products. The increase in "All other" expenses is due to higher commissions paid on loans, interchange fee expense and lower deferral of certain loan origination expenses. These increases were partially offset by decreases in general insurance expenses due to the recognition of the increase in the cash surrender value of bank owned life insurance policies on certain executives. The decrease in professional fees is a direct result of the Corporation´s aggressive cost control program.

Provision for Income Tax

The provision for income tax amounted to $4.8 million (or 19.7% of pretax earnings) for the quarter ended June 30, 2000 compared to $6.0 million (or 23.2% of pretax earnings) for the same period in 1999. The decrease in income tax expense was due to lower pretax income in 2000. The lower provision for income tax during the current quarter is due to significantly higher net charge offs than the previous year, to a loss of $3.8 million in investment securities sold, as well as to the Corporation´s rationalization of the cost allocation to exempt income. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax-exempt interest income.

FINANCIAL CONDITION ¯ JUNE 30, 2000

Assets

The Corporation´s assets reached $7.8 billion as June 30, 2000, a 2.85% decrease compared to total assets of $8.0 billion at December 31, 1999. This decrease was a result of a decrease in cash and cash equivalents of $81.2 million, and $271.4 million in the investment portfolio. These decreases were partially offset by an increase in net loans of $94.9 million.

The composition of the loan portfolio was as follows:

	June 30,	December 31,	Increase
	2000	1999	(Decrease)
	(Dollars in thousands)
Commercial, industrial and
agricultural	$ 2,374,182	$ 2,274,693	$ 99,489
Construction	393,491	353,514	39,977
Consumer	868,981	895,345	(26,364)
Mortgage	963,945	985,494	(21,549)
Gross Loans	4,600,599	4,509,046	91,553
Allowance for loan losses	(52,876)	(56,200)	(3,324)
Net Loans	$ 4,547,723	$ 4,452,846	$ 94,877

Net loans at June 30, 2000 were $4,547 million, reflecting an increase in the loan portfolio of $95 million compared to $4,453 million at December 31, 1999. The most significant increases in the loan portfolio were reflected in the commercial and construction loan portfolios, which reflected increases of $99 million and $40 million, respectively, compared to December 31, 1999. These increases were partially offset by decreases in the consumer and mortgage loan portfolios of $26 million and $22 million, respectively. The commercial and industrial sectors are the backbone of the lending activity of the Corporation as continued growth has been experienced over several consecutive quarters. Construction lending for the first semester of 2000 grew from $353.5 million at year-end to $393.5 million, an increase of 11.31%. The outstanding growth in the construction loan portfolio is consistent with the expansion of the construction sector in the local economy. The decrease in consumer loans was reflected in the personal loan portfolio with a reduction of $14.3 million and in the auto loan portfolio with a reduction of $17.8 million. These decreases were partially offset by an increase in credit card loans of $5.8 million at June 30, 2000 compared to December 31, 1999. Based on the highly competitive environment for auto lending activity, the Corporation has elected to discontinue offering this product and dedicating attention to those areas that offer greater profitability. The net decrease in the mortgage loan portfolio is due to lower advances under warehousing lines of credit and normal principal amortization of commercial real estate loans.

Non-performing Assets and Past Due Loans

Asset quality continues to be one of the Corporation´s strongest components and remains above the industry average. As of June 30, 2000, the Corporation´s total non-performing assets increased to $56.5 million or 1.2% of total loans from $52.3 million or 1.2% of total loans as of December 31, 1999. The increase in non-performing assets was reflected primarily in the commercial and mortgage loan portfolios, and in repossessed assets. These increases were partially offset by decreases in non-performing agricultural and consumer loans, and in renegotiated loans. Non-performing loans (excluding renegotiated loans and other real estate owned) at June 30, 2000 increased to $48.2 million or 1.1% of total loans from $44.1 million or 1.0% of total loans at December 31, 1999. Repossessed assets increased $0.3 million during the first semester of 2000 while renegotiated loans registered a decrease during the quarter of $0.2 million. Accruing loans past-due 90 days or more increased $1.8 million from $3.4 million at December 31, 1999. The increase in non-performing loans is symmetrical to the increase in the average loan portfolio of 10% over 1999 average loans. The level of non-performing loans to total loans stands at 1.05% as compared to 1.02% as of June 30, 1999, and slightly higher than the all-time low of 0.98% experienced at year-end 1999. The Corporation´s objective regarding the coverage ratio (allowance for loan losses to non-performing loans) is to provide for a reserve for loan losses of 100% of non-performing loans and leases. As of June 30, 2000 this ratio (allowance for loan losses to total non-performing loans) reached 109.75% well above the Corporation´s objective.

Non Performing Assets and Past Due Loans

(Dollars in thousands)
	June 30,	December 31,
	2000	1999

Commercial, Industrial, Construction, and
Lease Financing	$ 16,018	$ 10,439
Agricultural	1,023	2,086
Mortgage	23,822	23,072
Consumer	7,315	8,503
Renegotiated Loans	-	248
Total Repossessed Assets	8,278	7,959
Total	$ 56,456	$ 52,307

Accruing loans past-due 90 days or more	$ 5,233	$ 3,406
Non-performing loans to loans	1.05%	0.98%
Non-performing assets to assets	0.72%	0.65%

Allowance for Loan Losses

The Corporation´s allowance for loan losses reached $52.9 million, or 1.2% of loans, at June 30, 2000 compared to $56.2 million, or 1.3% of loans at year-end 1999. The allowance for loan losses equaled 109.75% of non-performing loans at the end of the second quarter of 2000, down from 126.7% at December 31, 1999, due to higher net charge-offs during 2000 as well as higher non-performing assets. The Corporation´s objective regarding this ratio is to provide for a reserve for loan losses of 100% of non-performing loans and leases. Net charge-offs of $20.8 million were partially offset by a provision of $17.5 million during the first semester of the year. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

Liabilities

As of June 30, 2000, total liabilities amounted to $7.2 billion, a decrease of $254 million over year-end balances. The decrease in liabilities was due to decreases in federal funds purchased and other borrowings of $296 million and in securities sold under agreements to repurchase of $346 million, that were partially offset by increases in deposits of $134 million and commercial paper issued of $285 million.

Deposits

At June 30, 2000, total deposits were $4.2 billion, reflecting an increase of $134 million or 3.3% from $4.1 billion at December 31, 1999. Total deposits at June 30, 2000 reflected an 11.4% increase over $3.8 billion in deposits reported at June 30, 1999. Average deposits for the quarter ended June 30, 2000 were $4.1 billion, an increase of 13.7% from the same period in 1999. This growth in deposits is the result of the Corporation´s efforts to increase its deposit base by actively launching new products during the previous quarters, together with a direct marketing campaign to maximize the cross selling of products and services. The launching of the Super CD, ETA, new IRA products, and Super Cash Savings and Checking accounts have been instrumental in this effort.

Capital and Dividends

Stockholders´ equity was $572 million or 7.3% of total assets at June 30, 2000, compared to $547 million or 6.8% of total assets at December 31, 1999. The increase was due to the net income generated during the semester ended June 30, 2000, which was partially offset by the effect of the cash dividends on preferred and common stock during the period and the repurchase of common stock during the semester.

During the first semester of 2000, the Corporation´s dividend distribution was 10% greater than in 1999. On January 11, 2000, the Board of Directors of the Corporation declared a 10% stock dividend on common stock to shareholders of record as of January 31, 2000. The common stock dividend was distributed on February 22, 2000. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the schedules and financial reports have been retroactively restated to reflect the stock dividend. On February 18, 2000, the Corporation declared a cash dividend of $0.11 per common share to all stockholders of record as of February 29, 2000, and on May 9, another cash dividend of $0.11 per common share was declared to all stockholders of record as of June 9, 2000.

The Corporation expects to continue to pay quarterly dividends as follows:

Third Quarter ¯ October 2, 2000 to shareholders of record as of September 8, 2000

Fourth Quarter ¯ January 2, 2001 to shareholders of record as of December 8, 2000

The Corporation is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation´s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation´s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation´s capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

As of June 30, 2000 the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. At June 30, 2000 the Corporation continues to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2000 were 10.39% and 11.52%, respectively and the leverage ratio was 7.17%.

During 1998, the Bank issued 500,000 common shares at $21.50 in connection with its initial public offering of 7,250,000 shares of which 6,750,000 were offered by Santusa Holding, S.L., a shareholder of the Bank. As of June 30, 2000 Banco Santander Central Hispano, S.A. directly and indirectly held 34,187,428 shares of common stock or 80.5% of the Corporation´s outstanding common stock.

Santander BanCorp was incorporated under the laws of the Commonwealth of Puerto Rico and is an 80.5% directly and indirectly owned subsidiary of Banco Santander Central Hispano, S.A. (BSCH). Santander BanCorp was created for the purpose of effecting a corporate reorganization and to serve as a bank holding company. On May 2nd, 2000 the corporate reorganization took place and Santander BanCorp now serves as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

A Stock Repurchase Program and a Dividend Reinvestment and Cash Purchase Plan were adopted and implemented immediately after Santander BanCorp became the holding company of the Bank on May 1st, 2000. Under the Stock Repurchase Program the Corporation plans to acquire 3% of its outstanding common shares. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

Liquidity

The Corporation´s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation´s capital, reserves, and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program, and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. The Corporation believes it has sufficient liquidity to meet current obligations.

STATISTICAL SUMMARY
QUARTERLY AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

(Dollars in thousands)		June 30, 2000			June 30, 1999
		Average		Average	Average		Average
		Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest earning assets
	Interest bearing deposits	$ 49,123	$ 270	2.21%	$ 106,261	$ 909	3.43%
	Federal funds sold and securities purchased
	under agreements to resell	46,073	730	6.37%	25,401	313	4.94%
	Total interest bearing deposits	95,196	1,000	4.22%	131,662	1,222	3.72%

	U.S.Treasury securities	184,893	2,867	6.24%	322,632	3,988	4.96%
	Obligations of other U.S.government
	agencies and corporations	1,869,084	31,556	6.79%	1,866,236	33,344	7.17%
	Obligations of government of Puerto Rico
	and political subdivisions	38,212	750	7.89%	56,224	1,043	7.44%
	Collateralized mortgage obligations and
	mortgage backed securities	630,778	10,811	6.89%	807,021	11,990	5.96%
	Other	79,888	1,373	6.91%	79,888	1,361	6.83%
	Total investment Securities	2,802,855	47,357	6.80%	3,132,001	51,726	6.62%

	Loans (net of unearned income)	4,547,427	109,176	9.66%	4,025,492	88,757	8.84%

	Total interest earning assets/ interest income	7,445,478	157,533	8.51%	7,289,155	141,705	7.80%

	Total non-interest earning assets	361,768			341,450

	Total assets	$7,807,246			$7,630,605

Liabilities and stockholders' equity
Interest bearing liabilities
	Savings and NOW accounts	$1,462,534	$ 15,248	4.19%	$1,487,603	$ 11,435	3.08%
	Other time deposits	1,995,403	27,371	5.52%	1,430,948	17,545	4.92%
	Borrowings	2,626,082	40,594	6.22%	2,938,722	37,037	5.06%
	Term Notes	414,082	6,494	6.31%	391,427	5,386	5.52%
	Subordinated Notes	20,000	310	6.23%	56,294	775	5.52%
	Total interest bearing liabilities/interest expense	6,518,101	90,017	5.55%	6,304,994	72,178	4.59%

	Total non-interest bearing liabilities	729,939			794,197

	Total liabilities	7,248,040			7,099,191

	Stockholders' Equity	559,206			531,414

	Total liabilities and stockholders' equity	$7,807,246			$7,630,605

	Net interest income

	Cost of funding earning assets
	Net interest income		$ 67,516			$ 69,527
	Cost of funding earning assets			4.86%			3.97%
	Net interest margin			3.65%			3.83%

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

Asset and Liability Management

The Corporation´s policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation´s asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Treasurer and other executive officers of the Corporation. Senior members of the Corporation´s Treasury area meet each week with the Investment Committee to discuss market conditions and strategies. In addition, the Corporation´s Comptroller reports monthly to the ALCO on the status of all Corporation positions. The ALCO reports at least monthly to the Board of Directors.

Market Risk and Interest Rate Sensitivity

A key component of the Corporation´s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity and means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. Commercial banks (including the Bank) typically generate a negative gap, which denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.

The Corporation´s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation´s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at June 30, 2000 and may not reflect interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

	As of June 30, 2000
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:
Investment Portfolio	$ 509,873	$ 10,160	$ 1,277,861	$ 572,788	$ 294,214	$ 12,615	$ 79,638	$ 2,757,149
Deposits in Other Banks	105,937	-	-	-	-	-	127,941	233,878
Loan Portfolio
Commercial	1,289,000	157,226	334,002	330,790	208,841	54,323	-	2,374,182
Construction	331,331	8,555	7,646	10,821	34,084	1,054	-	393,491
Consumer	183,887	137,735	318,766	157,698	70,619	276	-	868,981
Mortgage	110,528	87,466	180,096	212,145	344,498	29,212	-	963,945
Fixed and Other Assets	-	-	-	-	-	-	217,418	217,418
Total Assets	$ 2,530,556	$ 401,142	$ 2,118,371	$ 1,284,242	$ 952,256	$ 97,480	$ 424,997	$ 7,809,044

LIABILITIES AND STOCKHOLDERS´ EQUITY
External Funds Purchased
Commercial Paper	$ 698,360	$ -	$ -	$ -	$ -	$ -	$ -	$ 698,360
Repurchase Agreements	1,077,600	175,000	275,005	-	-	-	-	1,527,605
Federal Funds	279,920	-	-	-	-	-	-	279,920
Deposits
Certificates of Deposit	1,366,659	331,130	222,660	108,187	55,260	22,902	-	2,106,798
Demand Deposits and Savings Accounts	124,389	-	-	-	1,142,162	-	-	1,266,551
Transactional Accounts	256,123	-	565,675	-	-	-	-	821,798
Senior and Subordinated Debt	246,600	-	65,000	50,000	-	72,511	-	434,111
Other Liabilities and Capital	-	-	-	-	-	-	673,901	673,901
Total Liabilities and Capital	$ 4,049,651	$ 506,130	$ 1,128,340	$ 158,187	$ 1,197,422	$ 95,413	$ 673,901	$ 7,809,044
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$ 36,500	$ -	$ -	$ -	$ 50,000	$ 20,000	$ -	$ 106,500
Interest Rate Swaps (Liabilities)	70,000	1,500	35,000	-	-	-	-	106,500
Option	-	-	-	2,650	-	-	-	2,650
Option Final Maturity	-	-	-	2,650	-	-	-	2,650
Cap´s	1,425,000	-	-	-	-	-	-	1,425,000
Cap´s Final Maturity	-	350,000	1,075,000	-	-	-	-	1,425,000
GAP	(127,595)	(456,488)	(119,969)	1,126,055	(195,166)	22,067	(248,904)	-
Cumulative GAP	$ (127,595)	$ (584,083)	$ (704,052)	$ 422,003	$ 226,837	$ 248,904	$ -	$ -

Interest rate risk is the primary market risk to which the Corporation is exposed. Nearly all of the Corporation´s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, investment securities, deposits, short-term borrowings, senior and subordinated debt and derivative financial instruments used for asset and liability management.

As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis how profitable the balance sheet structure is and how this structure will react under different market scenarios. In order to carry out this task management prepares two standardized reports with detailed information on the sources of interest income and expense: the "Financial Profitability Report", and the "Net Interest Income Shock Report." The former deals with historical data while the latter deals with expected future earnings.

The Financial Profitability Report identifies individual components of the Corporation´s non-trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

The Net Interest Income Shock Report uses a simulation analysis to measure the amount of net interest income the Corporation would have from its operations throughout the next twelve months and the sensitivity of these earnings to assumed shifts in market interest rates throughout the same period. The important assumptions of this analysis are: ( i ) rate shifts are parallel and immediate throughout the yield curve; (ii) rate changes affect all assets and liabilities equally; (iii) interest bearing demand accounts and savings passbooks will run off in a period of one year; and (iv) demand deposit accounts will run off in a period of ten years. Cash flows from assets and liabilities are assumed to be reinvested at market rates in similar instruments. The object is to simulate a dynamic gap analysis enabling a more accurate interest rate risk assessment.

Risk management policy and procedures establish a risk tolerance loss limit of 3.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of June 30, 2000, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $3.4 million which represents a 1.1% decrease in net interest income, which is below the established 3% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of June 30, 2000, it was determined that the Corporation had a potential loss in net interest income of approximately $5.7 million, which represents a 1.9% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2000 the Corporation had $1.5 billion in unsecured lines of credit ($1.2 billion available) and $5.7 billion in collateralized lines of credit with banks and financial entities ($4.2 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

The Corporation´s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation´s capital, reserves and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. Liquid assets include short-term investments, free marketable securities and cash accounts. At June 30, 2000 the Corporation had total available liquid assets of $597 million. Net volatile liabilities are composed of borrowings and time deposits with balances over $100,000 (excluding those secured by assets.) As of June 30, 2000 the liquidity ratio for the Corporation was 14.1%. The Corporation believes it has sufficient liquidity to meet current obligations.

Derivatives

The Corporation enters into interest rate swap contracts as part of its asset and liability management. The Corporation´s policy is that each swap contract be specifically tied to an asset or liability with the objective of transforming the interest rate risk characteristic of the instrument.

As of June 30, 2000 the Corporation had swap agreements in place for notional amounts of $106.5 million. Retail certificates of deposit amounting to $70.0 million had been swapped to create a floating rate source of funds. $35.0 million of floating-rate medium term notes had been fixed at a spread over U.S. Treasury Securities, and $1.5 million of fixed-rate short term loans had been swapped to create a floating rate source of funds at a spread over Libor.

The Corporation has entered into a series of derivative transactions, in which a total of $1.4 billion in Caps were purchased against the one month Libor (the Index). $350 million were at a level of 5.25% for up to 1 year, $500 million were at a level of 5.75% for 2 years, and $575 million were at a level of 6.5% for 2 years. The purpose of these transactions is to hedge the Corporation´s cost of funds, specifically the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside. The total premium paid was $27.7 million, which is being amortized on a monthly basis throughout the life of the Caps.

The Corporation had an open option contract with a notional amount of $5,000,000 and a short option contract for a notional amount of $2,350,000maturing in five years. The net premium paid on these transactions was approximately $620,000.

PART II ¯ OTHER INFORMATION

ITEM I ¯ LEGAL PROCEEDINGS

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect of such litigation and that any losses therefrom, whether or not insured, would not have a material adverse effect on the business or financial condition of the Corporation.

ITEM 2 ¯ CHANGES IN SECURITIES

Not applicable

ITEM 3 ¯ DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 ¯ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Banco Santander Puerto Rico´s Annual Meeting of Stockholders was held on April 28, 2000. A quorum was obtained with 41,569,283 shares represented in person or by proxy, which represented 97.84% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted on at the meeting:

    The following three directors were elected for a one year term, ending April 2001:

For     Withheld

    Manuel Correa Calzada, Esq. 41,328,188   241,095

    José González de Castejón 41,537,826    31,457

    Richard Reiss Huyke 41,535,361    33,922

    The following four directors were elected for a two year term, ending April 2002:

For     Withheld

    Benito Cantalapiedra 41,538,799   30,484

    Pablo Pardo 41,534,850   34,433

    José Juan Ruiz 41,519,746   49,537

    Roberto H. Valentín 41,535,361   33,922

    The following four directors were elected for a three year term, ending April 2003:

For     Withheld

    Juan Arenado 41,538,166   31,117

    Victor Barallat 41,516,281   53,002

    Carmen Ana Culpeper 41,534,241   35,042

    Gonzalo de Las Heras 41,516,331   52,952

    A resolution to ratify the appointment of Arthur Andersen LLP as the Bank´s independent accountants for fiscal year 2000, was approved with the following results:

41,554,858 For

11,779 Against

2,646 Abstained

ITEM 5 ¯ OTHER INFORMATION

Not applicable

ITEM 6 ¯ EXHIBITS AND REPORTS ON FORM 8-K
  Exhibit No. Exhibit Description Reference

  (19) Quarterly Report to Shareholders for the period ended March 31, 2000 Exhibit A

  (20) Report to Shareholders on Dividend Reinvestment and Cash Purchase Plan Exhibit B

  (21) Subsidiaries of the Registrant Exhibit C

  (27) Financial Data Schedule Exhibit D

  Reports on Form 8-k - None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP

Name of Bank

Date: August 4, 2000	By:/s/ José Gonzalez de Castejón
Executive Vice President and
Principal Financial Officer

Date: August 4, 2000	By:/s/ Nicolás Lopéz
Executive Vice President
And Principal Accounting Officer