Form 10-Q
period 2000-09-30
SANTANDER BANCORP
filed 2000-11-14
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              September 30, 2000

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

        Common Stock, $2.50 Par Value - 41,765,470 shares as of September 30, 2000.

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

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Dollars in thousands, except per share data)
ASSETS
	September 30, 2000	December 31, 1999
	(Unaudited)	(Audited)
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 136,903	$ 190,435
Interest bearing deposits	21,210	104,676
Federal funds sold and securities purchased under agreements to resell	118,000	20,000
Total cash and cash equivalents	276,113	315,111
INTEREST BEARING DEPOSITS	-	200
Trading Securities
INVESTMENT SECURITIES AVAILABLE FOR SALE, at market value	1,023,525	1,249,582
INVESTMENT SECURITIES HELD TO MATURITY, at cost	1,680,006	1,778,939
LOANS, net	4,554,826	4,452,846
BANK PREMISES AND EQUIPMENT, net	75,913	82,447
ACCRUED INTEREST RECEIVABLE	68,151	58,150
OTHER ASSETS	132,039	101,075
	$ 7,810,573	$ 8,038,350
LIABILITIES AND STOCKHOLDERS´ EQUITY
DEPOSITS:
Demand	$ 840,715	$ 841,719
Savings	1,239,782	1,281,869
Time	2,332,381	1,937,664
Total deposits	4,412,878	4,061,252
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	475,000	576,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	986,894	1,873,876
COMMERCIAL PAPER ISSUED	797,439	413,374
SUBORDINATED CAPITAL NOTES	20,000	30,000
TERM NOTES	434,328	414,001
ACCRUED INTEREST PAYABLE	31,168	44,721
OTHER LIABILITIES	65,448	78,510
	7,223,155	7,491,734
CONTINGENCIES AND COMMITMENTS (see Note 11)

STOCKHOLDERS´ EQUITY:
Preferred stock $25 par value; 10,000,000 shares authorized, 2,610,008 outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 42,484,870 and
38,622,651 shares issued and outstanding in 2000 and 1999, respectively	106,212	96,557
Common stock dividend distributable, 3,862,219 shares in 1999	-	9,656
Capital paid in excess of par value	122,457	122,457
Treasury stock-at cost, 719,400 shares in 2000	(8,831)	-
Accumulated other comprehensive loss, net of taxes	(18,263)	(26,356)
Retained earnings-
Reserve fund	101,971	101,971
Redemption fund	-	10,000
Undivided profits	218,622	167,081
Total stockholders' equity	587,418	546,616
	$ 7,810,573	$ 8,038,350

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)
	(UNAUDITED)
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 58,954	$ 59,089
Adjustments to reconcile net income to net cash provided by
operating activities-
Depreciation and amortization	17,741	18,185
Provision for loan losses	26,250	16,600
Loss (gain) on sale of securities	3,806	(328)
Net discount accretion on securities	(8,559)	(1,620)
Net discount accretion on loans	(1,049)	(1,410)
Proceeds from sales of trading securities	45,260	11,579
Purchases of trading securities	(45,241)	(11,578)
Increase in accrued interest receivable	(10,001)	(14,333)
Increase in other assets	(44,312)	(9,468)
Decrease in accrued interest payable	(13,553)	(1,890)
(Decrease) increase in other liabilities	(12,894)	5,361
Total adjustments	(42,552)	11,098

Net cash provided by operating activities	16,402	70,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits	200	-
Proceeds from sales of investment securities available for sale	338,045	28,121
Proceeds from maturities of investment securities available for sale	601,000	5,000
Purchases of investment securities available for sale	(753,804)	(784,254)
Proceeds from maturities of investment securities	179,500	3,949,086
Purchases of investment securities	(167,963)	(4,299,269)
Repayment of securities and securities called	146,192	899,216
Purchases of mortgage loans	(55,077)	(249,058)
Net increase in loans	(72,104)	(396,541)
Capital expenditures	(3,218)	(10,938)
Net cash provided by (used in) investing activities	212,771	(858,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	351,626	181,440
Net (decrease) increase in federal funds purchased	(101,000)	219,000
Net (decrease) increase in securities sold under agreements to repurchase	(886,982)	120,135
Increase in commercial paper issued	384,065	365,219
Net increase (decrease) in term notes	20,327	(68,357)
Payment of subordinated capital notes	(10,000)	(16,500)
Repurchase of common stock	(8,831)	-
Dividends paid	(17,376)	(16,171)
Net cash (used in) provided by financing activities	(268,171)	784,766

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,998)	(3,684)
CASH AND CASH EQUIVALENTS, beginning of period	315,111	209,826
CASH AND CASH EQUIVALENTS, end of period	$ 276,113	$ 206,142

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
(Dollars in thousands, except share data)
	September 30, 2000	December 31, 1999
	(Unaudited)	(Audited)
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	96,557	96,557
Retirement of common stock	-	-
Issuance of common stock	9,655	-
Balance at end of period	106,212	96,557
Common Stock Dividend Distributable:
Balance at beginning of period	9,656	-
Common stock dividend distributable, 3,862,219 shares	-	9,656
Common stock dividend distributed	(9,656)	-
Balance at end of period	-	9,656
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	71,282
Common stock dividend to be distributed	-	51,175
Balance at end of period	122,457	122,457
Capital paid for the acquisition of stock:
Balance at beginning of year		-
Capital paid for the acquisition of common stock		-
Issuance of common stock		-
Balance at end of year		-
Treasury stock at cost
Balance at beginning of period	-	-
Stock repurchased at cost	(8,831)	-
Balance at end of period	(8,831)	-
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(26,356)	(2,070)
Unrealized gains (losses) on investment securities
available for sale, net of reclassification adjustment	8,093	(24,286)
Balance at end of period	(18,263)	(26,356)
Reserve fund:
Balance at beginning of period	101,971	93,924
Transfer from retained earnings	-	8,047
Balance at end of period	101,971	101,971
Redemption fund:
Balance at beginning of period	10,000	39,096
Transfer to retained earnings	(10,000)	(29,096)
Balance at end of period	-	10,000
Retained earnings:
Balance at beginning of period	167,081	150,710
Net income	58,954	80,469
Transfers	10,000	21,049
Deferred tax benefit amortization	(37)	(2,754)
Common stock cash dividend	(13,950)	(16,994)
Preferred stock cash dividend	(3,426)	(4,568)
Stock dividend to be distributed	-	(60,831)
Balance at end of period	218,622	167,081
Total stockholders' equity	$ 587,418	$ 546,616

COMPREHENSIVE INCOME

Net income	$ 58,954	$ 80,469
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale	10,341	(24,290)
Less: reclassification adjustment for gains and losses
included in net income	(2,248)	4
Unrealized gains (losses) on investment securities
available for sale, net of taxes	8,093	(24,286)
Comprehensive income	$ 67,047	$ 56,183

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999
(Dollars in thousands)
	(UNAUDITED)
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 58,954	$ 59,089
Adjustments to reconcile net income to net cash provided by
operating activities-
Depreciation and amortization	17,741	18,185
Provision for loan losses	26,250	16,600
Loss (gain) on sale of securities	3,806	(328)
Net discount accretion on securities	(8,559)	(1,620)
Net discount accretion on loans	(1,049)	(1,410)
Proceeds from sales of trading securities	45,260	11,579
Purchases of trading securities	(45,241)	(11,578)
Increase in accrued interest receivable	(10,001)	(14,333)
Increase in other assets	(44,312)	(9,468)
Decrease in accrued interest payable	(13,553)	(1,890)
(Decrease) increase in other liabilities	(12,894)	5,361
Total adjustments	(42,552)	11,098

Net cash provided by operating activities	16,402	70,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits	200	-
Proceeds from sales of investment securities available for sale	338,045	28,121
Proceeds from maturities of investment securities available for sale	601,000	5,000
Purchases of investment securities available for sale	(753,804)	(784,254)
Proceeds from maturities of investment securities	179,500	3,949,086
Purchases of investment securities	(167,963)	(4,299,269)
Repayment of securities and securities called	146,192	899,216
Purchases of mortgage loans	(55,077)	(249,058)
Net increase in loans	(72,104)	(396,541)
Capital expenditures	(3,218)	(10,938)
Net cash provided by (used in) investing activities	212,771	(858,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	351,626	181,440
Net (decrease) increase in federal funds purchased	(101,000)	219,000
Net (decrease) increase in securities sold under agreements to repurchase	(886,982)	120,135
Increase in commercial paper issued	384,065	365,219
Net increase (decrease) in term notes	20,327	(68,357)
Payment of subordinated capital notes	(10,000)	(16,500)
Repurchase of common stock	(8,831)	-
Dividends paid	(17,376)	(16,171)
Net cash (used in) provided by financing activities	(268,171)	784,766

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,998)	(3,684)
CASH AND CASH EQUIVALENTS, beginning of period	315,111	209,826
CASH AND CASH EQUIVALENTS, end of period	$ 276,113	$ 206,142

SANTANDER BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000 AND 1999
  Summary of Significant Accounting Policies:

Basis of Presentation

Santander Bancorp (the Corporation) was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the " Bank"). As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax-free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax-free exchange for purposes of Puerto Rico income tax laws.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) for the purpose of establishing an insurance agency. The insurance agency is currently in a start up situation and had no significant operations as of the end of the balance sheet date.

The accounting and reporting policies of Santander BanCorp and its subsidiaries conform with generally accepted accounting principles and banking industry practices in the United States. The reorganizations were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and consolidated balance sheets, statements of income, changes in stockholders´ equity and cash flows were presented as if the entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimate provisions. The interim consolidated financial statements as of September 30, 2000 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank´s wholly owned subsidiary, Santander Mortgage Corporation, and INDECA. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. Currently, the Corporation is in the process of implementing SFAS No. 133, including the computation of its effect on the year 2001 financial statements. The impact of the implementation of SFAS No. 133, as amended, on the Corporation´s consolidated financial statements for the year ended December 31, 2001 is dependant on the interest rate, market and economic environment present on January 1, 2001, the effective implementation date. Refer to Note 9 for details on the Corporation´s derivative financial instruments.

2. Investment Securities Available for Sale:

Investment securities available for sale and related contractual maturities:

	As of September 30, 2000
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 158,755	$ -	$ 5	$ 158,750	6.35%
After one year but within five years	499,961	-	11,164	488,797	5.63%
After five years but within ten years	169,864	-	7,266	162,598	5.99%
	828,580	-	18,435	810,145	5.84%
Commonwealth of Puerto Rico and its subdivisions
Over ten years	2,084	59	-	2,143	6.34%

Mortgage-backed securities
Over ten years	222,801	-	11,564	211,237	6.14%
	$ 1,053,465	$ 59	$ 29,999	$ 1,023,525	5.91%

	As of December 31, 1999
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 291,987	$ -	$ 3,090	$ 288,897	4.50%
After one year but within five years	549,837	-	17,126	532,711	5.59%
After five years but within ten years	181,878	-	7,208	174,670	5.99%
	1,023,702	-	27,424	996,278	5.35%
Mortgage-backed securities
Over ten years	269,086	-	15,782	253,304	6.15%
	$ 1,292,788	$ -	$ 43,206	$ 1,249,582	5.51%

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

3. Investment Securities Held to Maturity:

Investment securities and related contractual maturities:

	As of September 30, 2000
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year			$ -	$ -
Within one year		$ -		$ -
After one year but within five years	876,338	-	17,501	858,837	5.81%
After five years but within ten years	328,624	-	18,452	310,172	6.07%
	1,204,962	-	35,953	1,169,009	5.88%

Commonwealth of Puerto Rico and its subdivisions
Within one year		-	-	-
After one year but within five years	3,563	-	104	3,459	6.04%
After five years but within ten years	18,362	-	330	18,032	6.99%
Over ten years	9,509	-	225	9,284	6.17%
	31,434	-	659	30,775	6.63%

Mortgage-backed securities
Within one year	35	-	-	35	9.44%
After one year but within five years	643	21	-	664	9.85%
After five years but within ten years	31,409	645	-	32,054	8.04%
Over ten years	331,635	-	3,990	327,645	7.18%
	363,722	666	3,990	360,398	7.26%

Foreign governments
After one year but within five years	225	-	-	225	6.97%
After five years but within ten years	25	-	-	25	7.50%
	250	-	-	250	7.03%

Other securities	79,638	-	-	79,638	7.00%

	$ 1,680,006	$ 666	$ 40,602	$ 1,640,070	6.25%

		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States
Within one year	$ 4,981	$ -	$ 34	$ 4,947	5.02%
After one year but within five years	876,595	-	26,125	850,470	5.81%
After five years but within ten years	353,967	-	11,909	342,058	6.06%
	1,235,543	-	38,068	1,197,475	5.88%

Commonwealth of Puerto Rico and its subdivisions
Within one year	6,471	29	-	6,500	6.48%
After one year but within five years	3,462	-	72	3,390	6.04%
After five years but within ten years	19,272	-	612	18,660	7.00%
Over ten years	9,510	-	553	8,957	6.17%
	38,715	29	1,237	37,507	6.62%

Mortgage-backed securities
Within one year	4	-	-	4	11.85%
After one year but within five years	1,301	52	-	1,353	9.57%
After five years but within ten years	37,762	980	-	38,742	8.02%
Over ten years	385,726	-	4,215	381,511	7.04%
	424,793	1,032	4,215	421,610	7.14%

Foreign governments
After one year but within five years	225	-	-	225	6.97%
After five years but within ten years	25	-	-	25	7.50%
	250	-	-	250	7.03%

Other securities	79,638	-	-	79,638	6.51%

	$ 1,778,939	$ 1,061	$ 43,520	$ 1,736,480	6.23%

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation´s loan portfolio at September 30, 2000 and December 31, 1999 consists of the following:

	September 30, 2000	December 31, 1999
	(In thousands)

Commercial and industrial	$ 2,403,619	$ 2,294,898
Consumer	842,670	895,886
Construction	398,705	357,844
Mortgage	979,930	989,232
	4,624,924	4,537,860
Unearned income	(18,160)	(28,814)
Allowance for loan losses	(51,938)	(56,200)
	$ 4,554,826	$ 4,452,846

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

	September 30,	December 31,
	2000	1999
	(In thousands)

Balance, beginning of period	$ 56,200	$ 53,457
Provision for loan losses	26,250	26,375
Charge-offs	(39,924)	(42,806)
Recoveries	9,412	19,174
Balance, end of period	$ 51,938	$ 56,200

6. Other Assets:

Other assets consist of the following:

	September 30,	December 31,
	2000	1999
	(In thousands)
Deferred tax assets, net	$ 3,836	$ 7,765
Core deposits intangible	12,630	16,120
Mortgage servicing rights	5,822	1,170
Accounts receivable	25,744	17,467
Other real estate	1,560	1,203
Other repossessed assets	7,030	6,756
Prepaid expenses	30,583	27,045
Customers' liabilities on acceptances	4,416	4,584
Premium on caps and option	18,692	3,544
Excess amount over the cost of tangible
and identified intangibles acquired
and liabilities assumed	12,059	12,949
Other	9,667	2,472
	$ 132,039	$ 101,075

7. Short-Term Borrowings:

Following are summaries of short-term borrowings for the periods indicated, in thousands:

September 30, 2000
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
Amount outstanding at period-end	$ 475,000	$ 986,894	$ 797,439
Average indebtedness outstanding during the period	$ 522,807	$ 1,437,233	$ 765,242
Maximum amount outstanding during the period	$ 1,039,900	$ 1,873,876	$ 945,000
Average interest rate for the period	6.25%	6.00%	6.51%
Average interest rate at period end	6.68%	5.94%	6.59%

December 31, 1999
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
Amount outstanding at year-end	$ 576,000	$ 1,873,876	$ 413,374
Average indebtedness outstanding during the year	$ 716,643	$ 1,596,586	$ 556,675
Maximum amount outstanding during the year	$ 925,000	$ 1,888,166	$ 855,000
Average interest rate for the year	5.20%	5.29%	5.37%
Average interest rate at year-end	6.04%	5.55%	6.18%

Federal funds purchased, repurchase agreements and commercial paper mature as follows:

	September 30,	December 31,
	2000	1999
Federal funds purchased:
Within thirty days	$ 125,000	$ 51,000
After thirty to ninety days	150,000	475,000
Over ninety days	200,000	50,000
Total	$ 475,000	$ 576,000
Repurchase agreements:
Within thirty days	$ 435,700	$ 1,190,003
After thirty to ninety days	51,188	233,867
Over ninety days	500,006	450,006
Total	$ 986,894	$ 1,873,876
Commercial paper:
Within thirty days	$ 698,222	$ 214,612
After thirty to ninety days	99,217	198,762
Total	$ 797,439	$ 413,374

The following securities were sold under agreements to repurchase:

	June 30, 2000
	Book value of		Market value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowing	Securities	Interest Rate
	(In thousands)
Obligations of US government agencies
and corporations	$ 907,788	$ 867,031	$ 892,206	5.82%

Mortgage Backed Securities	118,483	119,863	118,537	6.51%
Total	$ 1,026,271	$ 986,894	$ 1,010,743	5.90%

	December 31, 1999
	Book value of		Market value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowing	Securities	Interest Rate
	(In thousands)
US Treasuries and Obligations of US
government agencies and corporations	$ 1,640,202	$ 1,547,459	$ 1,586,347	5.80%

Mortgage Backed Securities	315,442	326,417	302,814	6.50%
Total	$ 1,955,644	$ 1,873,876	$ 1,889,161	5.90%

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

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) for the purpose of establishing an insurance agency. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

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

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of February 29, 2000, June 9, 2000 and September 8, 2000.

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

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options. Refer to Note 1 for details on SFAS No. 133 treatment of derivative financial instruments.

As of September 30, 2000, the Corporation had outstanding interest rate caps, with a notional value of $1,425,000,000, maturing through the year 2002. The caps are at a level of 5.25%, 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and is being amortized on a monthly basis over the life of the caps. At September 30, 2000 the balance of this premium was approximately $18,139,000.

As of September 30, 2000, the Corporation had outstanding interest rate swap agreements, with a notional amount of $210,903,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.70% and 6.69%, respectively.

The Corporation had an open option contract with a notional amount of $5,000,000 maturing in five years. The premium paid on this transaction was approximately $1,153,000. The balance of the premium at September 30, 2000 was approximately $897,000. The Corporation also entered into a short option contract for a notional amount of $2,350,000. The premium received on this option was approximately $533,000. The balance of the premium at September 30, 2000 was approximately $360,000.

During 1997, the Corporation started a yield enhancement option program with the purpose of optimizing net interest income by enhancing the yield of the underlying assets, and by creating alternative fee sources for the Corporation. During 1999 and 1998 there was very limited activity and at September 30, 2000, there were no options outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation meets all capital adequacy requirements to which it is subject as of September 30, 2000.

As of September 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk-based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management´s opinion, there are no conditions or events since that notification that would have changed the institution´s category.

At September 30, 2000, required and actual regulatory capital amounts and ratios follow:

	Required		Actual Well Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$ 430,492	8%	$ 633,680	11.78%	>	10%
Tier I Capital (to Risk Weighted Assets)	$ 215,246	4%	$ 577,742	10.74%	>	6%
Leverage Ratio	$ 232,813	3%	$ 577,742	7.44%	>	5%

At December 31, 1999, required and actual regulatory capital amounts and ratios follow:

	Required		Actual Well Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$ 423,291	8%	$ 600,225	11.34%	>	10%
Tier I Capital (to Risk Weighted Assets)	$ 211,646	4%	$ 536,026	10.13%	>	6%
Leverage Ratio	$ 242,203	3%	$ 536,026	6.64%	>	5%

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

The following is financial information of reportable segments for the periods ended September 30, 2000 and 1999. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses, income taxes and provision for loan losses. The Other column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

September 30, 2000
(Dollars in thousands)
Branch-Based
	Commercial	Corporate	Consumer	Mortgage			Consolidated
	Banking	Banking	Banking	Banking	Investments	Other	Totals

Total external revenue	$ 129,338	$ 46,593	$ 92,855	$ 61,838	$ 129,664	$ 40,043	$ 500,331
Intersegment revenue	$ -	$ -	$ -	$ 965	$ -	$ (965)	$ -
Interest income	$ 111,871	$ 46,125	$ 85,540	$ 52,898	$ 133,511	$ 28,345	$ 458,290
Interest expense	$ 59,441	$ 24,221	$ 31,999	$ 33,862	$ 98,555	$ 23,740	$ 271,818
Depreciation and amortization	$ 2,559	$ 19	$ 2,045	$ 293	$ 23	$ 12,802	$ 17,741
Segment profits	$ 42,647	$ 21,278	$ 38,209	$ 22,486	$ 28,964	$ (82,662)	$ 70,922
Segment assets	$ 1,784,036	$ 790,863	$ 862,204	$ 982,458	$ 2,899,113	$ 491,899	$ 7,810,573

September 30, 1999
(Dollars in thousands)
Branch-Based
	Commercial	Corporate	Consumer	Mortgage			Consolidated
	Banking	Banking	Banking	Banking	Investments	Other	Totals

Total external revenue	$ 107,698	$ 33,694	$ 79,796	$ 54,447	$ 138,346	$ 25,451	$ 439,432
Intersegment revenue	$ -	$ -	$ -	$ 399	$ -	$ (399)	$ -
Interest income	$ 92,646	$ 33,686	$ 73,338	$ 52,616	$ 138,289	$ 17,577	$ 408,152
Interest expense	$ 43,476	$ 20,182	$ 24,911	$ 27,322	$ 94,882	$ 9,428	$ 220,201
Depreciation and amortization	$ 3,413	$ 30	$ 2,666	$ 290	$ 97	$ 11,689	$ 18,185
Segment profits	$ 40,692	$ 12,533	$ 35,420	$ 21,402	$ 41,446	$ (77,271)	$ 74,222
Segment assets	$ 1,617,482	$ 721,779	$ 890,182	$ 1,067,347	$ 3,191,494	$ 511,984	$ 8,000,268

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:

	2000	1999
	(Dollars in thousands)
Revenues-
Total revenues for reportable segments	$ 460,288	$ 413,981
Other revenues	41,008	25,850
Elimination of intersegment revenues	(965)	(399)
Total consolidated revenues	$ 500,331	$ 439,432

Profit or loss-
Total profit or loss of reportable segments	$ 153,584	$ 151,493
Other profit or loss	(81,697)	(76,872)
Intersegment profits	(965)	(399)
Consolidated income before tax	$ 70,922	$ 74,222

Assets-
Total assets for reportable segments	$ 7,318,674	$ 7,488,284
Elimination of intercompany assets	(92,062)	(65,287)
Assets not attributed to segments	571,418	577,271
Total consolidated assets	$ 7,798,030	$ 8,000,268

SANTANDER BANCORP
Selected Financial Data
	Nine months		Three months
	ended September 30,		ended September 30,
(Dollars in thousands, except per share data)	2000	1999	2000	1999

CONDENSED INCOME STATEMENTS
Interest income	$ 458,290	$ 408,152	$ 154,548	$ 142,459
Interest expense	271,818	220,201	94,313	79,756
Net interest income	186,472	187,951	60,235	62,703
Security (losses) gains	-3,806	328	7	48
Gain on sale of mortgage servicing rights	1,239	1,656	282	551
Other income	44,608	29,296	16,661	10,150
Operating expenses	131,341	128,409	44,143	42,026
Provision for loan losses	26,250	16,600	8,750	7,200
Income tax	11,968	15,133	4,299	4,266
Cumulative effect of change in accounting principle	0	0
Net income	$ 58,954	$ 59,089	$ 19,993	$ 19,960

PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 1.31	$ 1.31	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 1.31	$ 1.31	$ 0.45	$ 0.44
Book value	$ 12.50	$ 11.15	$ 12.50	$ 11.15
Outstanding shares:
Average	42,348,183	42,484,870	42,115,099	42,484,870
End of period	41,765,470	42,484,870	41,765,470	42,484,870
Cash Dividend per Share	$ 0.33	$ 0.33	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,527,301	4,002,962	4,540,057	4,207,234
Allowance for loan losses	55,634	56,993	54,559	56,724
Earning assets	7,483,105	7,252,731	7,379,622	7,493,495
Total assets	7,844,642	7,605,883	7,747,215	7,851,739
Deposits	4,014,378	3,667,502	4,130,635	3,804,057
Borrowings	3,273,618	3,285,149	2,942,228	3,388,838
Preferred equity	65,250	65,250	65,250	65,250
Common equity	496,952	465,095	509,534	469,669
PERIOD END BALANCES
Net loans	4,554,826	4,403,279	4,554,826	4,403,279
Allowance for loan losses	51,938	55,086	51,938	55,086
Earning assets	7,534,470	7,592,330	7,534,470	7,592,330
Total assets	7,810,573	8,000,268	7,810,573	8,000,268
Deposits	4,412,878	3,903,841	4,412,878	3,903,841
Borrowings	2,713,661	2,713,661	2,713,661	2,713,661
Preferred equity	65,250	65,250	65,250	65,250
Common equity	522,168	473,557	522,168	473,557
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	3.68%	3.87%	3.74%	3.69%
Efficiency ratio (1)	52.07%	53.27%	51.16%	52.30%
Return on average total assets (on an annualized basis)	1.00%	1.04%	1.03%	1.01%
Return on average earning assets	14.93%	16.00%	14.73%	15.90%
Return on average common equity (on an annualized basis)	14.93%	16.00%	14.73%	15.90%
Average net loans/average total deposits	112.78%	109.15%	109.91%	110.60%
Average earning assets/average total assets	95.39%	95.36%	95.26%	95.44%
Average stockholders' equity/average assets	7.17%	6.97%	7.42%	6.81%
Fee income to average assets (annualized)	0.50%	0.44%	0.51%	0.43%
Capital:
Tier I capital to risk-adjusted assets	10.74%	10.06%	10.74%	10.06%
Total capital to risk-adjusted assets	11.78%	11.27%	11.78%	11.27%
Effective tax rate			0.00%	0.00%
Leverage Ratio	7.44%	6.64%	7.44%	6.64%
Asset quality:
Non-performing loans to total loans	1.26%	0.98%	1.26%	0.98%
Annualized net charge-offs to average loans	0.89%	0.49%	0.84%	0.70%
Allowance for loan losses to period-end loans	1.13%	1.24%	1.13%	1.24%
Allowance for loan losses to non-performing loans	89.31%	125.71%	89.31%	125.71%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	82.77%	117.46%	82.77%	117.46%
Non-performing assets to total assets	0.85%	0.64%	0.85%	0.64%
Recoveries to charge-offs	23.57%	50.11%	22.71%	28.97%
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

Results of Operations for the Quarter Ended September 30, 2000

Santander BanCorp (the Corporation) reported net income of $20.0 million for the third quarters of 2000 and 1999. Earnings per common share (EPS) for the third quarter of 2000 were $0.45, based on 42,348,183 average shares outstanding, after giving retroactive effect to the January 11, 2000 10% stock dividend declared (see Note 8 to the Consolidated Financial Statements). Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). For the nine month period ended September 30, 2000 the Corporation reported net income of $59.0 million compared to $59.1 for the same period in 1999. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended September 30, 2000 were 1.03% and 14.73%, respectively, compared with 1.01% and 15.90% reported during the third quarter of 1999. For the nine month period ended September 30, 2000 ROA and ROE were at 1.00% and 14.93% respectively compared to 1.04% and 16.00% for the same period in 1999.

In spite of the higher interest rate environment the Corporation has been able to maintain satisfactory earnings for the year compared to the previous year which had a more favorable rate environment. This has been due to effective asset liability management strategies, growth in loans and deposits coupled with reductions in borrowings and investments and a very aggressive cost control program.

Net Interest Income

The Corporation´s net interest income reflected a decrease of 3.9% to $60.2 million for the quarter ended September 30, 2000 from $62.7 million for the quarter ended September 30, 1999. Net interest income for the nine month period ended September 30, 2000 reached $186.5 million, a decrease of 0.8% over $188.0 million for the same period in 1999. During the first quarter of 1999 the Bank recognized extraordinary interest income of $2.1 million related to the recovery of a charged off loan. Excluding this item the increase in net interest income for the nine month period ended September 30, 2000 was 0.3%.

The decrease in the Corporation´s net interest income for the third quarter of 2000 was due to the higher cost of funding earning assets. During the third quarter of the year there has been a shift in the composition of average interest earning assets from lower yielding investment securities to higher yielding loans. Average loans for the third quarter of 2000 reflected an increase of $333 million, while investments decreased by $426 million compared to the same quarter of 1999. The shift in assets has resulted in a decrease of $114 million in average earning assets for the third quarter of 2000, which reached $7.4 billion compared to $7.5 billion for the third quarter of 1999. There was also a decrease in the quarterly average interest bearing liabilities of 1.4% to $6.4 billion for the quarter ended September 30, 2000 from $6.5 billion for the same period in 1999. However, there was also a favorable shift in the composition of liabilities from higher cost borrowings to deposits.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $9.1 million and $7.0 million for the quarters ended September 30, 2000 and 1999, respectively.

The net interest margin on a tax-equivalent basis increased from 3.69% for the quarter ended September 30, 1999 to 3.74% for the quarter ended September 30, 2000. This increase was primarily due to an increase in the yield of earning assets.

The table on page 31, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the third quarter of 2000 and 1999. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 22, allocates changes in the Corporation´s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the third quarter of 2000 compared with the third quarter of 1999. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis increased $14.2 million, or 9.5% to $163.6 million for the quarter ended September 30, 2000 from $149.4 million for the quarter ended September 30, 1999. Of this increase, $1.1 million was attributed to an increase in the volume of the Corporation´s interest earning assets, together with an increase in the yield of these assets of $13.1 million. The growth in average interest earning assets was in the loan portfolio and was partially offset by a $426 million decrease in the average investment portfolio.

Average interest earning assets declined to $7.4 billion for the quarter ended September 30, 2000, compared with $7.5 billion for the same quarter in 1999. Due in part to a sale of $342 million in Treasury Notes during the first quarter of 2000, average investment securities decreased 13.5% from $3.2 billion in September 1999 to $2.7 billion during the same quarter in 2000.

The average volume of loans increased by $333 million for the quarter ended September 30, 2000 as compared with the same period in 1999. The increase in average loans was due primarily to increases in average commercial, construction, corporate and consumer loans of $177.6 million, $118.9 million, $62.1 million, and $11.2 million respectively, for the quarter ended September 30, 2000 as compared to the same period in 1999. These increases were partially offset by a decrease in average mortgage loans of $39.1 million for the same periods.

The average yield on earning assets increased from 7.91% for the quarter ended September 30, 1999 to 8.82% for the quarter ended September 30, 2000. This increase is due to the increase in the higher yielding loan portfolio as well as higher rates during this quarter.

Interest Expense

The Corporation´s average interest bearing liabilities decreased $92 million from $6.5 billion for the quarter ended September 30, 1999, to $6.4 billion for the quarter ended September 30, 2000. There was a significant increase in average time deposits of $410 million from $1.7 billion during the third quarter of 1999 to $2.1 billion in September 2000. Borrowings reflected a decrease of $447 million from $3.4 billion in September 1999 to $2.9 billion in September 2000. This shift in liabilities from higher costing borrowings to deposits has had a favorable impact on the Corporation´s results of operations during 2000.

Interest expense increased 18.25% to $94.3 million for the quarter ended September 30, 2000 from $79.8 million for the quarter ended September 30, 1999. Of the $14.6 million increase in interest expense, there was a $15.8 million increase in cost of funds together with a $1.2 million decrease in the volume of interest bearing liabilities.

There was a significant increase in deposits during the third quarter of 2000 compared to the same period in 1999. During this period, the Corporation was able to fund its increase in average loans with deposits, which bear more favorable rates of interest than borrowings. The decrease in average interest earning assets together with the increase in the cost of funds caused the increase in the cost of funding earning assets. The average cost of interest bearing liabilities also reflected an increase to 5.82% for the three-month period ended September 30, 2000 compared to 4.84% for the same period in 1999.

The following table allocates changes in the Corporation´s interest income, on a tax-equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS Tax-equivalent basis
(In thousands)	Three months ended September 30, 2000
	Compared to the Three Months Ended
	September 30, 1999
	Increase(Decrease) Due to Change in:
	Volume	Rate	Total
Interest income:
Federal funds sold and securities purchased
under agreements to resell	$ 476	$ 158	$ 634
Time deposits with other banks	(371)	(336)	(707)
Investment securities	(6,971)	1,640	(5,331)
Loans	7,933	11,698	19,631
Total interest income	1,067	13,160	14,227

Interest expense:
Savings and NOW accounts	(449)	3,478	3,029
Other time deposits	5,804	3,540	9,344
Borrowings	(6,602)	7,894	1,292
Long-term borrowings	(11)	903	892
Total interest expense	(1,258)	15,815	14,557

Net interest income	$ 2,325	$ (2,655)	$ (330)

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

	Quarter ended		Nine months ended
	September 30		September 30
(Dollars in thousands)	2000	1999	2000	1999

Balance at beginning of period	$ 52,876	$ 55,412	$ 56,200	$ 53,457
Provision for loan losses	8,750	7,200	26,250	16,600
	61,626	62,612	82,450	70,057
Losses charged to the allowance
Commercial	2,255	1,569	6,887	6,391
Construction	-	-	-	10
Mortgage	-	-	-	-
Consumer	10,280	9,027	33,037	23,609
	12,535	10,596	39,924	30,010
Recoveries
Commercial	1,360	1,314	3,615	9,800
Construction	94	-	94	-
Mortgage	-	14	-	14
Consumer	1,393	1,742	5,703	5,225
	2,847	3,070	9,412	15,039
Net loans charged-off	9,688	7,526	30,512	14,971
Balance at end of period	$ 51,938	$ 55,086	$ 51,938	$ 55,086
Loans:
Outstanding at period end	$ 4,606,764	$ 4,458,365	$ 4,606,764	$ 4,458,365
Average	4,594,616	4,263,958	4,582,935	4,059,955
Ratios:
Allowance for loan losses to period-end loans	1.13%	1.24%	1.13%	1.24%
Recoveries to charge-offs	22.71%	28.97%	23.57%	50.11%
Net charge-offs to average loans	0.21%	0.18%	0.67%	0.37%

For the quarter ended September 30, 2000, the provision for loan losses was $8.8 million compared to $7.2 million for the same quarter in 1999, and $26.3 million compared to $16.6 million for the nine month periods ended September 30, 2000 and 1999, respectively. This increase in the provision was due to the higher net charge offs of $2.2 million during the third quarter of 2000 compared with the third quarter of 1999 and $15.5 million for the nine month period ended September 30, 2000 compared to the same period in 1999. During the first quarter of 1999, the Bank recovered $3.9 million of a loan which had been previously charged off from the commercial loan portfolio resulting in the low level of net charge offs for 1999 and therefore the lower provision for that year.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and income.

The following table sets forth the components of the Corporation´s other income for the three and nine month periods ended September 30, 2000 and 1999.

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2000	1999	2000	1999

Service charges on deposit accounts	$ 5,004	$ 4,143	$ 14,185	$ 11,580
Other service fees:
Credit card fees	2,355	2,063	7,161	6,080
Mortgage servicing fees	169	49	559	144
Trust fees	494	450	1,542	2,004
Other fees	1,845	1,826	5,885	5,083
Securities gains (losses)	7	48	(3,806)	328
Gain on sale of mortgage servicing rights	282	595	1,239	1,656
Other gains (losses)	5,708	64	11,435	(44)
Other income	1,086	1,511	3,841	4,449
	$ 16,950	$ 10,749	$ 42,041	$ 31,280

The Corporation´s other income reflected an increase of $6.2 million or 57.7% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and $10.8 million or 34.4% for the nine month period ended September 30, 2000 compared to the same period in 1999. This increase in other income was due to a gain of $4.5 million for the quarter ended September 30, 2000 ($8.9 million for the nine month period) recognized pursuant to the sale of a mortgage loan portfolio of $100.1 million for the quarter ended September 30, 2000 ($275.9 for the nine month period). Mortgage servicing rights on those portfolios were retained and recognized, and the Bank´s subsidiary was also able to recognize certain deferred fees. For the third quarter of the year the Corporation also recorded a gain of $1.1 million on the disposition of a branch.

Other increases in other income were reflected in "Service charges on deposit accounts", "Credit card fees", and "Mortgage servicing fees". Service charges on deposit accounts have experienced a healthy $0.9 million increase due to adjusted fee schedules especially as relates to the super cash accounts, and strict compliance with fee policies. The increase in credit card fees was due in part to a 11.2% increase in the average credit card portfolio to $106.6 million for the quarter ended September 30, 2000 from $95.9 million in September 1999. Mortgage servicing fees increased due to the recognition of mortgage servicing rights of $4.5 million recognized on the mortgage loan portfolio sold.

For the nine months ended September 30, 2000 the previously mentioned gains and increases in fees were partially offset by a loss of $3.8 million recorded on the sale of $342 million of Treasury Notes available for sale. These securities were sold and substituted for higher yielding Agency notes in an effort to manage the Corporation´s interest rate risk.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

Other Operating Expenses
(Dollars in thousands)	Quarter ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Salaries	$ 11,783	$ 11,429	$ 35,670	$ 35,153
Pension and other benefits	6,167	6,387	17,883	19,661
Total personnel costs	17,950	17,816	53,553	54,814

Equipment expenses	3,216	3,156	9,935	9,677
Professional fees	1,998	2,496	5,816	8,132
Occupancy costs	3,887	3,499	11,479	11,032
EDP Servicing Expense	4,678	4,492	13,295	12,782
Communications	1,593	1,803	4,853	4,870
Business promotion	2,203	1,552	7,605	5,224
Other taxes	2,725	2,397	6,298	6,687
Amortization of intangibles	1,566	1,518	4,643	4,582
Printing and supplies	568	586	1,938	1,800
Other operating expenses:
Examinations & FDIC assessment	507	482	1,555	1,319
Transportation and travel	375	278	1,058	890
All other	2,877	1,951	9,313	6,600
	26,193	24,210	77,788	73,595
	$ 44,143	$ 42,026	$ 131,341	$ 128,409

For the quarter ended September 30, 2000, the Corporation´s efficiency ratio attained a level of 51.16%, an enhancement of 114 basis points over the 52.30% ratio attained as of September 30, 1999. For the nine month period ended September 30, 2000 the efficiency ratio was 52.07% compared to 53.27% for the same period in 1999. The improvement in operating efficiency was the direct result of an aggressive cost control program, after a full analysis of the Corporation´s operating system, augmentation in productivity and an increase in revenues.

For the quarter and nine-month period ended September 30, 2000 operating expenses had an increase of 5.0% and 2.3%, respectively when compared to the same period in 1999. During the third quarter of 2000 there was a $1.3 million expense for a bonus accrual for employees laid off as a result of the reorganization process. After adjusting operating expenses to exclude this adjustment, the increase in operating expenses for the quarter and the nine-month period would be 1.94% and 1.27%, respectively. The implementation of an aggressive cost control program focused toward low cost distribution channels and the streamlining of operations, were the main factors contributing to the low increase in operating expenses.

Personnel costs reflected an increase of $0.1 million for the quarter and a decrease of $1.3 million for the nine-month period compared to the same periods in the previous year. The increase reflected in personnel costs during the third quarter was due to a bonus of $1.3 million accrued for employees laid off. This increase was partially offset by decreases in salaries, overtime and temporary help as well as a decrease in prepaid pension cost due to the recognition of prepaid pension cost in 2000 of $1.1 million.

During the quarter ended September 30, 2000 other operating expenses reflected an increase of $2.0 million or 8.2% to $26.2 million compared to $24.2 million for the same period in 1999. The increase in operating expenses was due to increases in occupancy costs, business promotion, other taxes and other operating expenses that were partially offset by a significant decrease in professional fees and communication expenses. The increase in occupancy costs is primarily related to increases in rent, maintenance and utilities. Business promotion increased specifically in advertising due to aggressive marketing campaigns for new deposit products including "Super CD", "Super Cash", ETA accounts, and several IRA deposit products as well as the cost of prizes related to the Super Cash accounts. The increase in other taxes was in municipal license tax due to higher volume of business and in personal property taxes due to higher cash reserves maintained during the 2000 year change to cover for possible contingencies. The increase in "All other" expenses is due to higher commissions paid on loans, interchange fee expense and lower deferral of certain loan origination expenses. These increases were partially offset by decrease in general insurance expenses due to the recognition of the increase in the cash surrender value of bank owned life insurance policies on certain executives. The decrease in professional fees and communications expense is a direct result of the Corporation´s aggressive cost control program.

Provision for Income Tax

The provision for income tax amounted to $4.3 million (or 17.7% of pretax earnings) for the quarter ended September 30, 2000 which was comparable to $4.3 million (or 17.6% of pretax earnings) for the same period in 1999. The slight increase in income tax expense was due to a slightly higher pretax income in 2000. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax-exempt interest income.

FINANCIAL CONDITION SEPTEMBER 30, 2000

Assets

The Corporation´s assets reached $7.8 billion as of September 30, 2000, a 2.83% decrease compared to total assets of $8.0 billion at December 31, 1999. This decrease was a result of a decrease in cash and cash equivalents of $39.0 million, and $325.0 million in the investment portfolio. These decreases were partially offset by an increase in net loans of $102.0 million.

The composition of the loan portfolio was as follows:

	September 30,	December 31,	Increase
	2000	1999	(Decrease)
	(Dollars in thousands)
Commercial, industrial and
agricultural	$ 2,386,489	$ 2,274,693	$ 111,796
Construction	395,940	353,514	42,426
Consumer	846,459	895,345	(48,886)
Mortgage	977,876	985,494	(7,618)
Gross Loans	4,606,764	4,509,046	97,718
Allowance for loan losses	(51,938)	(56,200)	(4,262)
Net Loans	$ 4,554,826	$ 4,452,846	$ 101,980

Net loans at September 30, 2000 were $4,555 million, reflecting an increase in the loan portfolio of $102 million compared to $4,453 million at December 31, 1999. The most significant increases in the loan portfolio were in the commercial and construction loan portfolios, which reflected increases of $112 million and $42 million, respectively, compared to December 31, 1999. These increases were partially offset by decreases in the consumer and mortgage loan portfolios of $49 million and $8 million, respectively. The commercial and industrial sectors are the backbone of the lending activity of the Corporation as continued growth has been experienced over several consecutive quarters. Construction lending for the nine months ended September 30, 2000 grew from $353.5 million at year-end to $395.9 million, an increase of 12%. The outstanding growth in the construction loan portfolio is consistent with the expansion of the construction sector in the local economy. The decrease in consumer loans was reflected in the auto loan portfolio with a reduction of $36.8 million and in the personal loan portfolio with a reduction of $19.6 million. These decreases were partially offset by an increase in credit card loans of $7.6 million at September 30, 2000 compared to December 31, 1999. Based on the highly competitive environment for auto lending activity, the Corporation has elected to discontinue offering this product and dedicating attention to those areas that offer greater profitability. The net decrease in the mortgage loan portfolio is due to lower advances under warehousing lines of credit and normal principal amortization of commercial real estate loans.

Non-performing Assets and Past Due Loans

Asset quality continues to be one of the Corporation´s strongest components and remains above the industry average. As of September 30, 2000, the Corporation´s total non-performing assets increased to $66.7 million or 1.5% of total loans from $52.3 million or 1.2% of total loans as of December 31, 1999. The increase in non-performing assets was reflected primarily in the commercial, agricultural and consumer loan portfolios, and in repossessed assets. These increases were partially offset by decreases in non-performing mortgage loans and in renegotiated loans. Non-performing loans (excluding renegotiated loans and other real estate owned) at September 30, 2000 increased to $58.2 million or 1.3% of total loans from $44.1 million or 1.0% of total loans at December 31, 1999. Repossessed assets increased $0.6 million during the first nine months of 2000 while renegotiated loans registered a decrease during the quarter of $0.2 million. Accruing loans past-due 90 days or more increased $1.2 million from $3.4 million at December 31, 1999. The increase in non-performing loans is symmetrical to the increase in the average loan portfolio of 10% over 1999 average loans. The level of non-performing loans to total loans stands at 1.26% as compared to the all-time low of 0.98% experienced at year-end 1999. The Corporation´s objective regarding the coverage ratio (allowance for loan losses to non-performing loans) is to provide for a reserve for loan losses of 100% of non-performing loans and leases. As of September 30, 2000 this ratio (allowance for loan losses to total non-performing loans) reached 89.31%.

Non Performing Assets and Past Due Loans
(Dollars in thousands)	September 30,	December 31,
	2000	1999
Commercial, Industrial, Construction, and
Lease Financing	$ 19,992	$ 10,439
Agricultural	6,208	2,086
Mortgage	22,166	23,072
Consumer	9,789	8,503
Renegotiated Loans	-	248
Total Repossessed Assets	8,590	7,959
Total	$ 66,745	$ 52,307

Accruing loans past-due 90 days or more	$ 4,596	$ 3,406
Non-performing loans to loans	1.26%	0.98%
Non-performing assets to assets	0.85%	0.65%

Allowance for Loan Losses

The Corporation´s allowance for loan losses reached $51.9 million, or 1.1% of loans, at September 30, 2000 compared to $56.2 million, or 1.3% of loans at year-end 1999. The allowance for loan losses equaled 89.31% of non-performing loans at the end of the third quarter of 2000, down from 126.7% at December 31, 1999, due to higher net charge-offs during 2000 as well as higher non-performing assets. The Corporation´s objective regarding this ratio is to provide for a reserve for loan losses of 100% of non-performing loans and leases. Net charge-offs of $30.5 million were partially offset by a provision of $26.3 million during the first nine months of the year. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

Liabilities

As of September 30, 2000, total liabilities amounted to $7.2 billion, a decrease of $269 million over year-end balances. The decrease in liabilities was due to decreases in federal funds purchased and other borrowings of $101 million and in securities sold under agreements to repurchase of $887 million, that were partially offset by increases in deposits of $352 million and commercial paper issued of $384 million.

Deposits

At September 30, 2000, total deposits were $4.4 billion, reflecting an increase of $352 million or 8.7% from $4.1 billion at December 31, 1999. Total deposits at September 30, 2000 reflected an increase of 13.0% over $3.9 billion in deposits reported at September 30, 1999. Average deposits for the quarter ended September 30, 2000 were $4.1 billion, an increase of 8.6% from the same period in 1999. This growth in deposits is the result of the Corporation´s efforts to increase its deposit base by actively launching new products during the previous quarters, together with a direct marketing campaign to maximize the cross selling of products and services. The launching of the Super CD, ETA, new IRA products, and Super Cash Savings and Checking accounts have been instrumental in this effort.

Capital and Dividends

Stockholders´ equity was $587 million or 7.5% of total assets at September 30, 2000, compared to $547 million or 6.8% of total assets at December 31, 1999. The increase was due to the net income generated during the nine months ended September 30, 2000 and improvement in valuation of securities available for sale. These increases were partially offset by the effect of the cash dividends on preferred and common stock during the period and the repurchase of common stock during the period.

During 2000, the Corporation´s dividend distribution was 10% greater than in 1999. On January 11, 2000, the Board of Directors of the Corporation declared a 10% stock dividend on common stock to shareholders of record as of January 31, 2000. The common stock dividend was distributed on February 22, 2000. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the schedules and financial reports have been retroactively restated to reflect the stock dividend. The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of February 29, 2000, June 9, 2000 and September 8, 2000.

The Corporation expects to continue to pay quarterly dividends as follows:

Fourth Quarter January 2, 2001 to shareholders of record as of December 8, 2000

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

As of September 30, 2000 the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. At September 30, 2000 the Corporation continues to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2000 were 10.74% and 11.78%, respectively and the leverage ratio was 7.44%.

During 1998, the Bank issued 500,000 common shares at $21.50 in connection with its initial public offering of 7,250,000 shares of which 6,750,000 were offered by Santusa Holding, S.L., a shareholder of the Bank. As of September 30, 2000 Banco Santander Central Hispano, S.A. directly and indirectly held 34,894,866 shares of common stock or 82.1% of the Corporation´s outstanding common stock.

Santander BanCorp was incorporated under the laws of the Commonwealth of Puerto Rico and is an 82.1% directly and indirectly owned subsidiary of Banco Santander Central Hispano, S.A. (BSCH). Santander BanCorp was created for the purpose of effecting a corporate reorganization and to serve as a bank holding company. On May 2nd, 2000 the corporate reorganization took place and Santander BanCorp now serves as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) for the purpose of establishing an insurance agency. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

A Stock Repurchase Program and a Dividend Reinvestment and Cash Purchase Plan were adopted and implemented immediately after Santander BanCorp became the holding company of the Bank on May 2nd, 2000. Under the Stock Repurchase Program the Corporation plans to acquire 3% of its outstanding common shares. As of September 30, 2000 the Stock Repurchase Program had reached almost 60% of its targeted objective to repurchase up to 1,274,546 of the Corporation´s issued and outstanding shares of common stock. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

SANTANDER BANCORP
QUARTERLY AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
(Dollars in thousands)	September 30, 2000			September 30, 1999
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets
Interest bearing deposits	$ 46,497	$ 235	2.01%	$ 97,804	$ 942	3.82%
Federal funds sold and securities purchased
under agreements to resell	57,607	969	6.69%	27,265	335	4.87%
Total interest bearing deposits	104,104	1,204	4.60%	125,069	1,277	4.05%

U.S.Treasury securities	163,264	2,861	6.97%	343,402	4,428	5.12%
Obligations of other U.S.government
agencies and corporations	1,861,202	31,633	6.76%	1,951,170	34,213	6.96%
Obligations of government of Puerto Rico
and political subdivisions	35,433	707	7.94%	38,989	794	8.08%
Collateralized mortgage obligations and
mortgage backed securities	595,674	10,412	6.95%	747,743	11,523	6.11%
Other	79,888	1,425	7.10%	79,888	1,411	7.01%
Total investment Securities	2,735,461	47,038	6.84%	3,161,192	52,369	6.57%

Loans (net of unearned income)	4,540,057	115,397	10.11%	4,207,234	95,766	9.03%

Total interest earning assets/ interest income	7,379,622	163,639	8.82%	7,493,495	149,412	7.91%

Total non-interest earning assests	367,593			358,244

Total assets	$7,747,215			$7,851,739
Liabilities and stockholders' equity
Interest bearing liabilities
Savings and NOW accounts	$1,423,739	$ 14,728	4.12%	$1,478,689	$ 11,699	3.14%
Other time deposits	2,081,238	31,014	5.93%	1,671,551	21,670	5.14%
Borrowings	2,499,314	41,337	6.58%	2,945,142	40,045	5.39%
Term Notes	422,914	6,900	6.49%	389,671	5,590	5.69%
Subordinated Notes	20,000	334	6.64%	54,025	752	5.52%
Total interest bearing liabilities/interest expense	6,447,205	94,313	5.82%	6,539,078	79,756	4.84%

Total non-interest bearing liabilities	725,226			777,742

Total liabilities	7,172,431			7,316,820

Stockholders' Equity	574,784			534,919

Total liabilities and stockholders' equity	$7,747,215			$7,851,739
Net interest income		$ 69,326			$ 69,656
Cost of funding earning assets			5.08%			4.22%
Net interest margin			3.74%			3.69%

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

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at September 30, 2000 and may not reflect interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

	As of September 30, 2000
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:
Investment Portfolio	$ 482,260	$ 9,430	$ 1,265,085	$ 576,127	$ 279,052	$ 11,939	$ 79,638	$ 2,703,531
Deposits in Other Banks	139,210	-	-	-	-	-	136,903	276,113
Loan Portfolio
Commercial	1,408,084	144,919	255,734	302,028	210,514	65,210	-	2,386,489
Construction	330,052	5,484	3,427	7,175	48,612	1,190	-	395,940
Consumer	188,556	124,428	285,875	184,247	63,236	117	-	846,459
Mortgage	62,562	88,020	247,252	216,100	356,679	7,263	-	977,876
Fixed and Other Assets	-	-	-	-	-	-	224,165	224,165
Total Assets	$ 2,610,724	$ 372,281	$ 2,057,373	$ 1,285,677	$ 958,093	$ 85,719	$ 440,706	$ 7,810,573

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	$ 797,439	$ -	$ -	$ -	$ -	$ -	$ -	$ 797,439
Repurchase Agreements	486,888	175,000	325,006	-	-	-	-	986,894
Federal Funds	475,000	-	-	-	-	-	-	475,000
Deposits
Certificates of Deposit	1,481,179	507,890	154,435	111,104	54,890	22,883	-	2,332,381
Demand Deposits and Savings Accounts	101,532	-	-	-	1,138,250	-	-	1,239,782
Transactional Accounts	270,077	-	570,638	-	-	-	-	840,715
Senior and Subordinated Debt	241,600	-	65,000	50,000	-	97,728	-	454,328
Other Liabilities and Capital	-	-	-	-	-	-	684,034	684,034
Total Liabilities and Capital	$ 3,853,715	$ 682,890	$ 1,115,079	$ 161,104	$ 1,193,140	$ 120,611	$ 684,034	$ 7,810,573
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$ 140,903	$ -	$ -	$ -	$ 50,000	$ 20,000	$ -	$ 210,903
Interest Rate Swaps (Liabilities)	71,350	35,000		104,553	-	-	-	210,903
Cap's	1,425,000	-	-	-	-	-	-	1,425,000
Cap's Final Maturity	175,000	175,000	1,075,000	-	-	-	-	1,425,000
GAP	76,562	-520,609	-132,706	1,020,020	-185,047	-14,892	-243,328	-
Cumulative GAP	$ 76,562	$ (444,047)	$ (576,753)	$ 443,267	$ 258,220	$ 243,328	$ -	$ -

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

Risk management policy and procedures establish a risk tolerance loss limit of 3.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of September 30, 2000, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $2.4 million which represents a 0.82% decrease in net interest income, which is below the established 3% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of September 30, 2000, it was determined that the Corporation had a potential loss in net interest income of approximately $6.3 million, which represents a 2.12% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2000 the Corporation had $1.7 billion in unsecured lines of credit ($1.0 billion available) and $5.7 billion in collateralized lines of credit with banks and financial entities ($4.7 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. Liquid assets include short-term investments, free marketable securities and cash accounts. At September 30, 2000 the Corporation had total available liquid assets of $868 million. Net volatile liabilities are composed of borrowings and time deposits with balances over $100,000 (excluding those secured by assets.) As of September 30, 2000 the liquidity ratio for the Corporation was 18.9%. The Corporation believes it has sufficient liquidity to meet current obligations.

Derivatives

The Corporation enters into interest rate swap contracts as part of its asset and liability management. The Corporation´s policy is that each swap contract be specifically tied to an asset or liability with the objective of transforming the interest rate risk characteristic of the instrument. For additional information on the Corporation´s derivatives refer to Notes 1 and 9 of the financial statements.

As of September 30, 2000 the Corporation had swap agreements in place for notional amounts of $210.9 million. Retail certificates of deposit amounting to $68.7 million had been swapped to create a floating rate source of funds. $35.0 million of floating-rate medium term notes had been fixed at a spread over U.S. Treasury Securities, $100 million of floating-rate term federal funds purchased had been fixed at a spread over Libor, and $5.9 million of fixed-rate short term loans had been swapped to create a floating rate source of funds at a spread over Libor.

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

The Corporation had an open option contract with a notional amount of $5,000,000 and a short option contract for a notional amount of $2,350,000 maturing in five years. The net premium paid on these transactions was approximately $620,000.

PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
  Exhibit No.      Exhibit Description                                                                                  Reference

  (19)                Quarterly Report to Shareholders for the period ended June 30, 2000    Exhibit A

  (21)                Subsidiaries of the Registrant                                                                    Exhibit B

  (27)                Financial Data Schedule                                                                           Exhibit C

  Reports on Form 8-k - None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP

Name of Bank

Date: November 8, 2000	By:/s/ José Gonzalez de Castejón
Executive Vice President and
Principal Financial Officer

Date: November 8, 2000	By:/s/ Nicolás Lopéz
Executive Vice President
And Principal Accounting Officer