Form 10-K
period 2000-12-31
SANTANDER BANCORP
filed 2001-03-30
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2000

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Incorporated in the Commonwealth of Puerto Rico

I.R.S. Employer Identification No. 66-0312389

207 Ponce de Leon Avenue

Hato Rey, Puerto Rico 00917

Telephone Number: (787) 750-7070

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Name of each exchange on
Title of each class	which registered
Common Stock, $2.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

NONE

_____________________________________________

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (for such shorter period that the Bank was required to file such reports) and has been subject to such filing requirement for the past 90 days. Yes X No______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant´s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 9, 2001 the Bank had 40,647,170 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliate of the Bank was $150,914,813 based upon the reported closing price of $19.04 on the New York Stock Exchange on that date.

___________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

  Portion of the Corporation´s Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated herein by reference to Item I of Part I, Items 5 through 8 of Part II and Item 14 (a)(1) of Part IV.

  (2) Portions of the Corporation´s Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Item 10 through 13 of Part III.

SANTANDER BANCORP

Santander BanCorp

PART I

ITEM 1. BUSINESS

General

Santander BanCorp (the "Corporation") is a publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation has elected to become a financial holding company and has been certified as such by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico ("Banco Santander" or the "Bank"). As a result of this reorganization consummated on May 2nd , 2000, each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank.

The Corporation´s main subsidiary Banco Santander is the Island´s second largest financial institution based on total assets of approximately $7.6 billion at December 31, 2000. At the same date, the Bank had total deposits of $5.0 billion and stockholders´ equity of $554.9 million. The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Financial Institutions of Puerto Rico ("Commissioner"). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. The Bank operates one of Puerto Rico´s most extensive branch networks, with 75 branches strategically distributed across Puerto Rico as well as 116-unit island-wide ATM network. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation ("Santander Mortgage"), which has seven offices in Puerto Rico.

The Corporation´s other subsidiary, Santander Insurance Agency was organized during the year 2000 as Santander BanCorp became the first financial holding company in Puerto Rico to have a subsidiary licensed as an insurance agency by the Insurance Commissioner of Puerto Rico to offer this service in the Island. This comes as a result of the recently passed federal Gramm-Leach-Bliley Act that authorizes financial holding companies to enter into the insurance business. Santander Insurance Agency was licensed by the Insurance Commissioner of Puerto Rico both as a corporate and general agent during the fourth quarter of 2000. The first phase of the operation, launched in December 2000, is focusing on the marketing of diverse products including the sale of credit life insurance, personal accident insurance, dwelling/hazard insurance against fire, earthquakes and hurricanes, title insurance, leasing insurance.

Banco Santander Central Hispano, S.A. ("Santander Central Spain") currently owns 80.5% of the Bank, directly and through its subsidiaries. Santander Central Spain had total assets of US $291.5 billion at December 31, 2000. Santander Central Spain, along with its consolidated subsidiaries, is Spain´s largest banking group and provides a comprehensive range of banking, financial and related services to corporate and individual clients in 32 countries. Santander Central Spain is currently ranked among the top fifty banks in the world in terms of assets, capital and market capitalization.

The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 759-7070. The Corporation´s Internet web site is http: //www.santandernet.com.

History and Growth Through Acquisitions

The Corporation commenced operations in Puerto Rico in 1976 when Santander Central Spain acquired First National Bank of Puerto Rico, a national banking association with approximately $25.0 million in assets. Since that time, the Corporation has significantly increased its banking operations in Puerto Rico through internally generated growth and the four acquisitions discussed below:

These acquisitions extended the Corporation´s operations into new lines of business and increased its share of existing lines of business. The Corporation acquired a portion of the assets of Banco Crédito y Ahorro Ponceño ("BCAP") and substantially all of the assets of Caguas Central Federal Savings ("CCFS") from the FDIC and Resolution Trust Corporation, respectively. Upon the completion of the BCAP acquisition the Corporation became one of the principal financial institutions in Puerto Rico. The CCFS acquisition allowed the Corporation to strengthen its mortgage and commercial lending business. Santander National Bank, originally Bayamón Federal Savings, was initially acquired by Santander Spain in 1989 and was operated as a separate institution until it merged with the Corporation in 1994. The Corporation merged with Santander National Bank to take advantage of economies of scale in its operations and to consolidate certain branches. The Banco Central Hispano-Puerto Rico ("BCHPR") acquisition further strengthened the Corporation´s leading position in the commercial lending business.

Business Overview

The Corporation organizes its operations in three principal lines of business: commercial banking, consumer banking and mortgage banking. Commercial banking is composed principally of branch-based commercial banking (including middle-market banking and certain specialized departments), corporate banking and construction lending. Consumer banking includes personal loans, automobile loans, credit cards and certain other fee-based services. Mortgage banking, which is primarily conducted through a wholly owned subsidiary, involves the origination and servicing of residential mortgage loans. The insurance operations are another line of business in which the Corporation commenced its involvement during 2000. The first phase of the operation, launched in December 2000, is focusing on the marketing of diverse products including the sale of credit life insurance, personal accident insurance, dwelling/hazard insurance against fire, earthquakes and hurricanes, title insurance, leasing insurance. For further information on the Corporation´s segments, refer to Note 24 of the Corporation´s Audited Financial Statements incorporated herein by reference.

Commercial Banking

The Corporation delivers financial services to its commercial banking clients through its branch-based commercial banking, corporate banking and construction lending units. The Bank´s branch-based commercial banking unit focuses primarily on individuals and small and medium-size businesses. The Corporation has traditionally competed in the branch-based commercial sector through its extensive branch network and the support of specialized departments focusing in areas such as middle-market, agriculture, small business, factor´s lien, public sector and international. The branch-based commercial banking unit distributes to its targeted audience most of the lending and deposit products offered by the Corporation, including commercial loans, consumer loans and deposits. The Corporation´s corporate banking unit provides banking products to large, locally-owned entities, subsidiaries of U.S. mainland and foreign corporations, and certain specialized industry sectors such as health and financial services, insurance, tourism, government, higher education and telecommunications. The Corporation offers its corporate banking clients a wide array of lending products such as credit lines, term loans, letters of credit, warehousing lines and syndicated loans and deposit products such as the interactive, state of the art cash management electronic system known as Santander Global. The Corporation´s construction lending unit is dedicated to the financing of residential, commercial ad industrial projects.

Branch-Based Commercial Banking

The Corporation provides a full range of financial products serving middle-market customers and other market segments. The branch-based commercial banking business is served through an extensive network of branches strategically located throughout Puerto Rico, representing the second largest network in Puerto Rico. See "Distribution Channels". The Corporation has traditionally competed in the branch-based commercial sector with the assistance of specialized departments focusing in areas such as middle-market, agriculture, small business, factor´s lien, public sector and international. All of these specialized departments are responsible for the marketing of the Corporation´s product lines, including working capital lines of credit, commercial loans, mortgages, warehousing lines of credit, asset-backed financing, leasing, payment services, interest bearing deposits, trade financing and all types of electronic services.

Corporate Banking

Corporate Banking is a centralized unit, providing credit services to large locally owned entities with sales in excess of $30.0 million, subsidiaries of foreign companies, and companies operating in specialized sectors such as health services, finance, higher education, government, telecommunications and tourism. In general, the Corporate Banking Unit originates loans of $7.5 million or larger and is also responsible for all of the Corporation´s participation in syndicated loans.

Construction Lending

The Corporation has provided construction financing since 1980. The loan portfolio is concentrated in the financing of residential projects and also commercial and industrial projects as well as private and public institutional property.

The Construction Lending unit principally provides financing for residential projects, particularly construction of first homes for low and moderate income families. The Construction Lending unit of the Corporation also provides retail commercial construction financing, which represents an additional area of potential growth for the Corporation. The Corporation has taken advantage of this growth area by taking part in loan participations and local and federal guarantee programs.

Consumer Banking

Historically, the Corporation focused on serving commercial customers. In recent years, the Corporation has placed increased emphasis on consumer banking. The Corporation has and will continue to expand this business by leveraging on Santander´s brand name and its extensive branch distribution network. The Corporation currently offers a wide variety of consumer banking services and products, including personal loans, credit and debit cards and deposit accounts. The Corporation also uses telephone and Internet banking as alternative channels for the distribution of its consumer products.

The Corporation´s consumer banking strategy is to increase market share selectively over the medium-term by using the Santander brand name to target creditworthy customers in order to maintain asset quality standards and more aggressively market new fee-generating products such as telephone banking, bill payment services, Internet banking and automated bill payment services.

Mortgage Banking

Since 1992, the Corporation has engaged in mortgage banking through Santander Mortgage. Santander Mortgage´s business principally consists of the origination and acquisition of loans secured by residential mortgages.

Origination and Sales of Residential Mortgage Loans

Santander Mortgage is engaged in the origination of FHA-insured and VA-guaranteed single-family residential loans, which are primarily securitized into GNMA mortgage-backed securities and sold to institutional or private investors in the secondary market. Conventional loans that conform to the mortgage securitization programs of FNMA and FHLMC are generally pooled into FNMA and FHLMC mortgage-backed securities and sold to investors in the secondary market. Conventional loans that do not conform to the requirements of FNMA or FHLMC, so called non-conforming loans are generally sold to the Corporation.

Santander Mortgage complements its internal loan originations by purchasing FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. Purchases of loans from other mortgage bankers in the wholesale loan market provide Santander Mortgage with a source of low cost production.

Deposit Base

With one of the largest branch networks in Puerto Rico, the Corporation funds its operations primarily through retail deposits, offering its customers a variety of products. The Corporation had 75 branches throughout Puerto Rico as of December 31, 2000. The Corporation offers four major types of deposit accounts: demand deposit accounts (both interest and noninterest bearing); savings accounts; time deposits; and overnight deposits.

The Corporation´s strategy for attracting deposits is to offer its clients convenient and market-leading account services. Branch location is an important consideration for both retail and corporate clients. The Corporation continues to expand its branch network throughout Puerto Rico, particularly in high growth regions of the island. In the consumer market, the Corporation primarily targets middle and upper income clients in general, although it has also developed products targeted to its low-income clients. In the corporate market, the Corporation attracts deposits primarily through the range of client services it provides.

Distribution Channels

The Corporation has a broad distribution system through its extensive network of 75 branches and 116 ATMs. The Corporation´s branch and ATM network is one of the largest in Puerto Rico in terms of the number of branches and ATMs and geographic coverage. As of December 31, 2000, the Corporation had 35 branches in metropolitan San Juan and 40 branches throughout the rest of Puerto Rico. In 1996, the Corporation began implementing a new network of banking service centers known as the Red Express Network in which customers can open accounts and submit loan applications with the assistance of service representatives or through Interactive System Machines ("ISM"). The ISMs are capable of providing customers with information about the Corporation´s products and services, as well as receiving credit applications for consumer loans. The ISMs also provide customers the means of contacting a service representative located at the telephone banking offices through two-way video conferencing facilities. Customers can also conduct transactions at ATM machines at these facilities. Most of the Red Express branches are in-store branches.

The Corporation believes that its branch and ATM network has been an important contributor to its success in attracting stable, low-cost deposits. The Corporation has also been developing ways to reach its clientele more effectively, such as by reorganizing its branch network, opening additional branches and creating new forms of delivering branch services to customers, such as drive-up and walk-up tellers, telephone banking and by developing Internet banking services.

The Corporation had a branch in New York which assets and liabilities were sold to Commercebank, N. A. in June 2000.

Technology

The Corporation is investing aggressively in telecommunications and computer technology in order to continue to offer its customers electronic and home-banking services, improve the overall accessibility of its banking services to its clients and maintain a competitive edge over its competitors.

In May of 1993, the Corporation entered into a ten year contract with EDS to act as third-party provider for processing core banking applications, back office operations and teleprocessing. The minimum annual servicing cost related to the EDS contract is estimated to be $13 million.

Human Resources and Labor Matters

At December 31, 2000, the Corporation had 1,405 full-time equivalent employees, compared to 1,677 full-time equivalent employees at December 31, 1999. The Corporation is not a party to any collective bargaining agreements with unions. The Corporation has not experienced a strike and considers relations with its employees to be good.

Forward Looking Statements

When used in this Form 10-K or future filings by Santander BanCorp with the Securities and Exchange Commission, in the Corporation´s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to" , "will continue" , " is anticipated", "estimate", "project", "believe" , or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

REGULATION AND SUPERVISION

Holding Company Operations Federal Regulation

General

Bank Holding Company Activities and Other Limitations. The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking, managing or controlling corporations. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Corporation.

The Gramm-Leach-Bliley Act and the regulation enacted and promulgated under the Act has revised and expanded the existing provisions of the Bank Holding Company Act by permitting a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

The Gramm-Leach-Bliley Act further requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and comply with the following: (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. The bank holding company must have also achieved at least a rating of satisfactory record of meeting community credit needs under the Community Reinvestment Act during the institution's most recent examination.

The financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be "financial in nature": (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

Dividend Restrictions.

The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations (i.e., that dividends may be paid out only from the Corporation's net assets in excess of capital or in the absence of such excess, from the Corporation's net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.

At present, the principal source of funds for the Corporation is earnings from Banco Santander. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Law (the "Banking Law"), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

Henceforth, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividend when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

Limitations on Transactions with Affiliates.

Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

The Gramm-Leach-Bliley Act amended several provisions of section 23A and 23B of the Federal Reserve Act. The amendments provide that financial subsidiaries of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit, generally equal to 15% of the institution's unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Capital Requirements.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. At December 31, 2000, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

Bank Operations

General

Banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Bank or Santander Central Spain. However, management is not aware of any current recommendations by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Bank.

The Bank is a bank incorporated under the Banking Law of Puerto Rico, a "state bank" and an "insured depository institution" under the Federal Deposit Insurance Act ("FDIA:"), and a "foreign bank" within the meaning of the International Banking Act of 1978 "IBA". The Bank is subject to extensive regulation and examination by the Commissioner, the FDIC, and certain requirements established by the Federal Reserve. The federal and Puerto Rico laws and regulations that apply to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

There are periodic examinations by the Commissioner and the FDIC to test the Bank´s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, certain actions are required by statute and implementing regulations. Other actions or inaction may provide the basis for reinforcement action, including misleading or untimely reports filed with regulatory authorities.

Any change in statutory and regulatory requirements whether by the Commissioner, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on the Bank and its operations.

Santander Central Spain directly and indirectly owns 80.5% of the Corporation´s outstanding Common Stock.

Ownership and Control

Because of the Bank´s status as a bank, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the "CBCA"). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC´s regulations implementing the CBCA are generally similar.

The Banking Law requires Commissioner approval of changes in control of a bank.

FDIC Capital Requirements

Under authority granted in the FDIA, the FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that are not members of the Federal Reserve System. For purposes of the FDIA, Puerto Rico is treated as a state, and the Bank as such is a state-chartered non-member bank.

The FDIC´s capital regulations establish a minimum leverage capital requirement for state-chartered non member banks. For the most highly-rated banks the requirement is 4% Tier I capital, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, nonmember banks, which effectively increases the minimum Tier I leverage ratio for such other bank from 4% to 5% or more. Under the FDIC´s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I leverage or core capital is defined as the sum of common stockholders´ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank´s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2000, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank´s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank´s capital adequacy. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and comprehensive risk management process that effectively identifies, measures, monitors and controls risk.

Failure to meet capital guidelines could subject an insured bank like the Bank to a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

At December 31, 2000, the Bank was well capitalized. Like any other institution, the Bank´s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank´s financial condition and results of operations.

Gross-Guarantees

Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institution to its parent company is subordinated to the subsidiary bank´s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC insured depository institution controlled by Santander Central Spain.

FDIC Deposit Insurance Assessments

The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund ("BIF"). Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund ("SAIF"). As of December 31, 2000, the Bank had a BIF deposit assessment base of approximately $3.7 billion, and a SAIF deposit assessment base of approximately $0.6 billion.

Pursuant to certain provisions of FDICIA, the FDIC has adopted a risk-based assessment system, under which the deposit insurance assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution´s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups". "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action in taken to correct the areas of weakness.

The Bank was classified as a well-capitalized institution as of December 31, 2000. The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.

On June 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. DIFA established the framework for the eventual merger of the BIF and the SAIF into a single Deposit Insurance Fund. It repealed the statutory minimum premium and, under implementing FDIC regulations promulgated in 1997, premiums assessed by both the BIF and the SAIF are to be assessed using the matrix described above at a rate between 0 cents and 27 cents per $100 of deposits. That is a temporary rate schedule that would automatically increase by 4 cents across the board if the BIF´s designated reserve ratio fell below the FDIA statutory target ratio.

DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC´s risk-related assessment rate schedules. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF.

DIFA also imposed a special one-time assessment on deposits insured by the SAIF to recapitalize the SAIF to bring it up to statutory required levels. The Bank paid that one-time assessment of $4.2 million in the fourth quarter of 1996 on its pro rated deposit base.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management if aware of no existing circumstances which would result in termination of the Bank´s insurance.

Transactions with Affiliates

The Bank is subject to restrictions under federal law that govern certain covered transactions between the Bank, Santander Central Spain or other non-banking subsidiaries of Santander Central Spain, including loans, other extensions of credit, investments and asset purchases. In the aggregate, such covered transactions between the Bank and Santander Central Spain, or any single non-banking subsidiary of Santander Central Spain, are limited to 10% of the Bank´s capital stock and surplus and, with respect to Santander Central Spain and all of its non-banking subsidiaries together as a group, they are limited to 20% of the Bank´s capital stock and surplus. Furthermore, such loans and extensions of credit to Santander Central Spain or its subsidiaries are required to be secured in specified amounts and must be on terms that are consistent with safe and sound banking practices. All other transactions between the Bank and Santander Central Spain and its non-banking subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the Bank that would be available to unaffiliated third parties. Management is not aware of any existing transaction that is noncompliant with the statutory and regulatory requirements mentioned above.

Standards for Safety and Soundness

The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Community Reinvestment

Under the Community Reinvestment Act ("CRA"), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution´s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution´s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a rating of "outstanding" as of the most recent report issued by the FDIC.

Brokered Deposits

Well capitalized institutions are not subject to limitations or brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of the Bank which is currently a well-capitalized institution.

Federal Limitations on Activities and Investments

The equity investments and activities as a principal of FDIC-insured state-chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. However, an insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank´s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures director´, trustees´ and officers´ liability insurance coverage or bankers´ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as principal in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

Interstate Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state of which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

For purposes of the Riegle-Neal Act´s amendments to the FDIA, the Bank is treated as a state bank and is subject to the same restriction on interstate branching as other state banks. However, for purposes of the IBA, the Bank is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in the Bank´s home state. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or to which "home state" determination rules will apply.

Banking Operations-Puerto Rico Regulation

General

As a commercial bank organized under the laws of Puerto Rico the Bank is subject to the supervision, examination and regulation of the Commissioner, pursuant to the Banking Law.

Section 12 of the Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Act, the determination of the Commissioner whether to approve a change of control filing is final and non-appealable.

Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the Untied States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received; (3) money deposited in other banks or depository institutions, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to the repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner determines from time to time.

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50% of the commercial bank´s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. As of December 31, 2000, the legal lending limit for the Bank under this provision was approximately $89.1 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank´s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

Section 17 of the Banking Law also prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the Puerto Rico Commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.

Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2000, the Bank had an adequate reserve fund established.

Section 27 of the Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividends shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital of the bank.

Section 14 of the Banking Law authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. The Bank currently has one subsidiary, Santander Mortgage, a mortgage company.

Mortgage Banking Operations

Santander Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Santander Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. Santander Mortgage´s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Santander Mortgage is also subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products. Although Santander Mortgage believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting Santander Mortgage´s ability to originate or sell mortgage loan or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Santander Mortgage.

ITEM 2. PROPERTIES

As of December 31, 2000, the Corporation owned twenty-two facilities which consisted of three office buildings, eleven branches, five parking lots, one warehouse and two properties held for future development. In addition, the Corporation leases eighty-one facilities in Puerto Rico. There are sixty-five leased branch premises, while warehouse space is rented in four different locations. There are also three facilities where the Corporation is building new full service branches and three facilities where the Corporation will be relocating existing branches. The Corporation´s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:

Banco Santander Main Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico. Banco Santander is the sole occupant.

Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico. Private banking, investments, marketing, compliance, auditing, corporate services and trust are the main activities conducted at this facility. Approximately 42% of the space is leased to non-affiliates tenants or affiliates. Leases to affiliates were made at prevailing market rates.

Cupey Building, a two story building located at Cupey, Río Piedras, Puerto Rico is fully occupied by the administrative services department, the purchasing department and the receiving department.

Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico. The main activities conducted in this building are operations, management information systems, and consumer banking. One story of this building is occupied by EDS personnel for the data processing and proof and transit functions.

Santander Mortgage Plaza, a seven story building located at 279 Ponce de León Avenue, Hato Rey, Puerto Rico is leased from a related party. Two floors of this building are leased by the Corporation. Santander Mortgage leases three floors.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT´S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Santander BanCorp´s Common Stock, $2.50 par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SBP." The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NYSE during such periods.

Year	Calendar Quarter	Price Range High Low
2000	1st	17.0000	11.7500
	2nd	13.6250	11.7500
	3rd	16.5000	11.3750
	4th	19.3750	13.7500

1999	1st	20.1132	17.7265
	2nd	18.1835	15.5117
	3rd	17.7851	15.3398
	4th	17.2734	13.6914

As of December 31, 2000 the approximate number of record holders of the Corporation's Common Stock was 154, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $19.25 per share.

Dividend Policy and Dividends Paid

The payment of dividends by the Corporation will depend on the earnings, cash position and capital needs of the Bank, its subsidiaries, general business conditions and other factors deemed relevant by the Corporation´s Board of Directors. The ability of the Corporation to pay dividends may be restricted also by various regulatory requirements and policies of regulatory agencies having jurisdiction over the Corporation and the Bank.

Dividend on the Corporation´s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 1999 the Bank declared and paid quarterly cash dividends on common stock of $0.11 per share for an annual dividend payment to common stockholders of $17.0 million or $0.44 per share. During 2000, prior to the reorganization, the Bank declared a dividend of $0.11 for the first quarter. The Corporation declared and paid common stock dividends of $13.8 million or $0.11 per share on a quarterly basis commencing in June 2000.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in the table under the caption "Selected Consolidated Financial Information" on pages F-2 and F-3 of the Management Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), and is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item appears on pages F-4 through F-28 in the MD&A, and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Corporation appears on pages F-19 through F-24 in the MD&A, under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by reference. The table under the caption "Maturity and Interest Rate Sensitivity of Interest Earnings Assets as of December 31, 2000 on page F-24 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation´s lending criteria.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item appears on pages F-31 through F-58 and F-29 under the caption "Selected Statistical Information", in the MD&A and is incorporated herein by reference. Selected quarterly results (unaudited) appear on Note 25 to the Audited Consolidated Financial Statements on page F-58, and is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank", Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Committees" including "Nominees for Election as Directors" and "Executive Officers" of the Bank´s definite Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 23, 2001 (the "Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 23, 2001 (the "Proxy Statement"), is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Principal Stockholders" and "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank" of the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Other Relationships and Transactions" of the Proxy Statement, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are part of this report and appear on the pages indicated

    Consolidated Financial Statements:

    Report of Independent Public Accountants F-32

    Consolidated Balance Sheets at December 31, 2000 and 1999 F-33

    Consolidated Statements of Income for the Years Ended

    December 31, 2000, 1999, and 1998 F-34

    Consolidated Statements of Changes in Stockholders´

    Equity and Other Comprehensive Income for the Years

    Ended December 31, 2000, 1999 and 1998 F-35

    Consolidated Statements of Cash Flows for the Years

    Ended December 31 2000, 1999 and 1998 F-36

    Notes to the Consolidated Financial Statements

    December 31, 2000, 1999 and 1998 F-37

    Financial Statement Schedules are not presented because the information is not applicable or are included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.
    The exhibits listed on the Exhibit Index on page 22 of this report are filed herewith or are incorporated herein by reference.

    Reports on Form 8-K The Bank filed two reports on Form 8-K during the quarter ended December 31, 2000

    Items Reported:

Item 7 Financial Statements, Pro Forma, Financial Information and Exhibits

Press release dated October 10, 2000

    Items Reported:

Item 7 Financial Statements, Pro Forma, Financial Information and Exhibits

Press release dated October 16, 2000

SANTANDER BANCORP

FINANCIAL DATA - INDEX
FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
Selected Consolidated Financial Information
Management's Discussion and Analysis of Results of Operations and Financial Condition
Selected Statistical Information
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independents Accountants
Consolidated Balance Sheets of Income for the Years Ended December 31, 2000, 1999, 1998
Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements - December 31,2000, 1999 and 1998

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table presents selected consolidated and other financial and operating information for the Corporation and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation´s Consolidated Financial Statements and the sections entitled "Management´s Discussion and Analysis of Results of Operations and Financial Condition" and "Selected Statistical Information" appearing elsewhere in this Annual Report. The selected Balance Sheet and Income Statement data, insofar as they relate to each of the five years in the five-year period ended December 31, 2000, have been derived from the Corporation´s Audited Consolidated Financial Statements.

  Per share data is based on the average number of shares outstanding during the periods, except for the book value which is based on total shares at the end of the periods. Basic and diluted earnings per share are the same.

  Per Common Share data has been retroactively restated to reflect the two-for-one stock split effected on April 7, 1998, and a 10% stock dividend effected January 11, 2000.
  On a tax-equivalent basis.
  Operating expenses divided by net interest income, on a tax-equivalent basis, plus other income, excluding securities gains and losses and gain on sale of mortgage servicing rights.
  Assumes that the total rental expense is representative of the interest factor of such rental expense.
  Assumes that the total rental expense is representative of the interest factor of such rental expense. For years prior to 1998, includes the proforma preferred stock dividend for the Series A Preferred Stock during the periods shown.

MANAGEMENT´S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Santander BanCorp (the Corporation) is a financial holding company created upon the internal reorganization of Banco Santander Puerto Rico (the Bank) into a wholly owned subsidiary of the Corporation. The Corporation was reorganized on May 2nd , 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico (the Bank). As a result of this reorganization, all the former shareholders of the Bank became shareholders of an equal number of shares of Santander BanCorp. The Corporation continued its diversification efforts during the year with the acquisition of its new subsidiary Santander Insurance Agency in order to take advantage of the new deregulation of financial services.

During 2000, the Corporation underwent a process of adjustment, re-engineering and reconfiguration of its commercial structure in order to establish a basis for solid and profitable growth in the year 2001 and beyond. The purpose of this process of reorganization was to increase recurring income and market share.

The profitability of the Corporation´s operations depends primarily on its net interest income, provision for loan losses, other income, other operating expenses, and income taxes. Net interest income is the difference between the income the Corporation receives on its loan and investment portfolios and the cost of its deposits and borrowings. Net interest income is dependent on the amounts and yields of its interest-earning assets as compared to the amounts and rates of its interest-bearing liabilities and is sensitive to changes in market rates of interest and the Corporation´s asset and liability management practices in coping with such changes. The provision for loan losses reflects the cost of credit risk in the Corporation´ s loan portfolio and is dependent on loan portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions, and loan impairment measurements. Other income consists of various service charges and fees as well as gains and losses on sales of assets. Other operating expenses include personnel costs as well as occupancy and equipment, data processing expenses, professional fees, communication, business promotion, deposit insurance, other taxes, intangibles amortization, and various other expenses. Income taxes depend on the Corporation´s pre-tax income, including the level of its tax-exempt investment income.

During the past year the Corporation has sought to improve its performance by the segmentation of its customer base with an emphasis on providing top quality service and products tailored to its customers´ needs. There has been a greater emphasis on the commercial and industrial sector which continues to be the backbone of the institution, a decrease in the investment portfolio in order to reduce rate exposure in a fluctuating rate environment, a stronger emphasis on its core deposits, withdrawing from the auto lending sector and a tighter credit criteria.

Results of Operations

The following discussion is based upon and should be read in conjunction with the Corporation´s Audited Consolidated Financial Statements for the years ended December 31, 1998, 1999 and 2000.

Results of Operations for the Years Ended December 31, 1998, 1999 and 2000

Introduction

The following table sets forth the principal components of the Corporation´s net income for the years ended December 31, 1998, 1999 and 2000.

1999 and 2000 The Corporation´s net income decreased 4.9% from $80.5 million for the year ended December 31, 1999 to $76.6 million for the year December 31, 2000. This decrease is due to several one-time expenses relating to the reorganization process that the Corporation has undergone during the year, a loss of $3.8 million on the sale of investment securities, an increase of $10.6 million in the provision for loan losses and a higher cost of funding.

1998 and 1999. The Corporation´s net income increased 14.5% from $70.3 million for the year ended December 31, 1998 to $80.5 million for the year December 31, 1999. The increase in the Corporation´s net income for the year ended December 31, 1999 was principally due to a $21.9 million increase in net interest income, which was partially offset by a $5.4 million increase in operating expenses. Other income reflects a decrease of $8.1 million due to a $7.7 million gain on the sale of mortgage servicing rights recorded in 1998.

Net Interest Income

The Corporation´s net interest income was $231.7 million, $253.7 million and $246.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading "Change in Interest Income and Interest Expense Volume Rate Analysis," has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $27.0 million in 1998, $29.0 million in 1999 and $25.3 million in 2000.

The tables included under this heading and under the heading "Interest Income" set forth certain information as to the Corporation´s interest income on a tax-equivalent basis, average interest earning assets and average interest bearing liabilities for the years ended December 31, 1998, 1999 and 2000.

  Net interest margin for any period equals tax-equivalent net interest income for such period divided by average interest earning assets for such period.

1999 and 2000. The Corporation´s tax-equivalent net interest income decreased by 3.8% from $282.6 million in 1999 to $271.8 million in 2000. The decrease in the Corporation´s net interest income was primarily due to an increase in average interest bearing liabilities and interest expense, coupled with a decrease in average investment securities. These movements were partially offset by an increase in the average loan portfolio from $4.1 billion in December 1999 to $4.5 billion in December 2000 together with an increase in interest income on loans. In addition, during 1999 the Corporation recognized nonrecurring interest income of $2.1 million related to the recovery of a charged off loan. Excluding this item the decrease in net interest income for the year ended December 31, 2000 was 3.1%.

The Corporation´s net interest margin on a tax-equivalent basis declined from 3.84% for the year ended December 31, 1999 to 3.65% for the year ended December 31, 2000. This decrease was due to the increase in interest bearing liabilities and cost of funding and was partially offset by the change in the mix of interest earning assets from investment securities to higher yielding loans.

1998 and 1999. The Corporation´s tax-equivalent net interest income increased by 9.2% from $258.8 million in 1998 to $282.6 million in 1999. The increase in the Corporation´s net interest income was primarily due to an increase of 20.7% in the Corporation´s average interest earning assets from $6.1 billion for the year ended December 31, 1998 to $7.4 billion for the same period in 1999. This increase was offset by an increase in average interest bearing liabilities of 25.0% to $6.4 billion for the year ended December 31, 1999 from $5.1 billion for the same period in 1998.

The Corporation´s net interest margin on a tax-equivalent basis declined from 4.24% for the year ended December 31, 1998 to 3.84% for the year ended December 31, 1999. This decrease was due to the increase in the investment securities portfolio that reflected a decrease in the average tax-equivalent rates from 7.13% in 1998 to 6.63% in 1999.

Interest Income

The following table sets forth information as to the Corporation´s tax equivalent interest income and average interest earning assets for the years ended December 31, 1998, 1999 and 2000. This information is derived from the tables included under the heading "Selected Statistical Information Average Balance Sheets and Interest Rate Data" and is qualified in its entirety by reference to such information.

1999 and 2000. The Corporation´s tax-equivalent interest income increased 8.3% from $588.7 million for the year ended December 31, 1999 to $637.4 million for the year ended December 31, 2000. The increase in the Corporation´s interest income was primarily due to an increase of 9.8% in the volume of the Corporation´s average loan portfolio together with an increase in the average rate earned on earning assets from 8.00% for the year ended December 31, 1999 to 8.57% for the year ended December 31, 2000.

Average loans increased $410.2 million or 9.8% from $4.2 billion in 1999 to $4.6 billion in 2000. The most significant growth in the loan portfolio was reflected in commercial, industrial and agricultural loans which reflected an increase of $253.7 million or 12.2% in 2000 compared to 1999. Construction lending also reflected a significant growth of $120.7 million from $263.8 million in 1999 to $384.5 million in 2000, an increase of 45.7%. Consumer loans reflected an increase of 3.6% reflecting a deceleration in this portfolio´s growth compared to previous years due to the decision to tighten credit criteria and to withdraw from the auto lending sector. The mortgage loan portfolio reflected a marginal increase of 0.6% due primarily to sale of mortgage loans during the year.

Average investment securities decreased $313.5 million or 10.1% due to the Corporation´s shift to higher yielding loans. This decrease partially offset the gain in the loan portfolio.

1998 and 1999. The Corporation´s tax-equivalent interest income increased 15.7% from $508.8 million for the year ended December 31, 1998 to $588.7 million for the year ended December 31, 1999. The increase in the Corporation´s interest income was due primarily to an increase of 20.7% in the volume of the Corporation´s interest earning assets which offset a decrease in the average rate earned on the Corporation´s interest earning assets from 8.35% for the year ended December 31, 1998 to 8.00% for the year ended December 31, 1999.

The average volume of loans increased by $495.0 million or 13.5% for the year ended December 31, 1999 as compared with the same period in 1998. This increase was due to increases in average commercial, mortgage, consumer and construction loans of $214.2 million, $159.5 million, $70.5 million and $50.8 million, respectively, for the year ended December 31, 1999 as compared to the same period in 1998. The reduction in average rates earned is due to the fact that the increase in higher yielding average loans was lower than the increase in investment securities.

Average total securities increased 33.4% from $2.3 billion for the year ended December 31, 1998 to $3.1 billion for the same period in 1999, causing a favorable impact on the Corporation´s interest income. There was a significant increase in investments in obligations of U.S. government and federal agency securities as part of the Corporation´s investment strategy to maintain a more liquid portfolio and to maximize its after tax earnings. The Corporation is not subject to Puerto Rico income tax on the interest received on U.S. government and federal agency debt securities. See "Business Puerto Rico Income Taxes" and " United States Income Taxes." In addition, as a Puerto Rico banking corporation, the Corporation is not required to pay U.S. income tax with respect to such income so long as it is not effectively connected to the conduct of a trade or business that is carried on by the Corporation in the mainland United States.

Interest Expense

The following table sets forth information as to the Corporation´s interest expense and average interest bearing liabilities for the years ended December 31, 1998, 1999 and 2000.

1999 and 2000. The Corporation´s interest expense increased 19.4% from $306.1 million for the year ended December 31, 1999 to $365.6 million for the year ended December 31, 2000. The increase in the Corporation´s interest expense was the result of an increase in average interest bearing liabilities of $114.3 million for the year ended December 31, 2000, together with an increase in the Corporation´s average rate paid on interest bearing liabilities from 4.79% to 5.62% for the year ended December 31, 2000. There was also a significant decrease in average borrowings as the Corporation shifted its focus to enhancing deposit products and increasing its market share.

There was a significant increase of $469.0 million in other time deposits during 2000. This increase was partially offset by decreases in average Savings and NOW accounts and borrowings. The Corporation has been effective in shifting from higher paying borrowings to lower paying deposits thus reducing the impact that the higher rate environment experienced in the year 2000 could have had on net interest margin.

1998 and 1999. The Corporation´s interest expense increased 22.4% from $250.1 million for the year ended December 31, 1998 to $306.1 million for the year ended December 31, 1999. The increase in the Corporation´s interest expense was the result of an increase in average interest bearing liabilities of $1.3 billion for year ended December 31, 1999, partially offset by a decrease in the average rate paid on the Corporation´s interest bearing liabilities from 4.89% for the year ended December 31, 1998, to 4.79% for the year ended December 31, 1999. The increase in average borrowings was used to fund the increase in average interest earning assets.

The most significant increase in average interest bearing liabilities during 1999 was in average borrowings which reflected an increase of $1.2 billion in 1999 compared with 1998. The increase in average borrowings was reflected in repurchase agreements, federal funds purchased and other borrowings, and commercial paper issued with increases of $684.0 million, $301.9 million and $255.6 million, respectively. The increase in borrowings also reflected a $25.0 million industrial revenue bond issue, the proceeds of which are to be loaned to small and medium sized businesses in Puerto Rico. Average savings deposits also reflected a 5.7% increase in 1999 compared to 1998 due to new products launched during the year coupled with an aggressive direct marketing campaign to maximize the cross selling of products and services.

The decrease in average rates paid from 4.89% to 4.79% is due to aggressive pricing policies and innovative deposit products launched by the Corporation in order to capture a larger market share, and to the effect of hedging transactions during the year .

Changes in Interest Income and Interest Expense-Volume and Rate Analysis

The following table allocates changes in the Corporation´s interest income and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for 1999 compared to 1998 and 2000 compared to 1999. Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest earning assets and average interest liabilities.

Note: The Changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category

The decrease in net interest income on a tax equivalent basis is driven by the increase in interest rates paid on deposits and borrowings, and to a lesser extent to an increase in the volume of interest bearing liabilities. This effect was partially offset by an increase in tax equivalent interest income and in the volume of interest earning assets.

During 1999 the increase in net interest income on a tax equivalent basis was due to the increase in the volume of interest earning assets and the decrease in the rate paid on interest bearing liabilities. This was partially offset by the rate earned on such assets and by the increase in the volume of interest bearing liabilities.

Provision for Loan Losses

The Corporation assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. See Note 7 to the Audited Consolidated Financial Statements.

The following table sets forth information with respect to the Corporation´s allowance for loan losses for the years ended December 31, 1998, 1999 and 2000.

1999 and 2000. The provision for loan losses was $26.4 million for the year ended December 31, 1999 compared to a $37.0 million provision for the same period in 2000. The $10.6 million increase in the provision was due to the higher net charge offs of $18.1 million during 2000 compared to 1999, and to the higher loan portfolio at year-end. The higher charge offs were reflected primarily in the consumer loan portfolio. Recoveries reflect a reduction of $6.9 million compared to 1999. During 1999 the Corporation recovered $3.9 million of a loan which had been previously charged off from the commercial loan portfolio contribution to the lower net charge offs reflected that year.

1998 and 1999. The provision for loan losses was $28.8 million for the year ended December 31, 1998 compared to a $26.4 million provision for the same period in 1999. The decrease in the provision for loan losses was due to a decrease of $5.1 million in net charge-offs during 1999 from $28.8 million in 1998 to $23.6 million in 1999. The current provision for loan losses maintains the allowance for loan losses at an adequate level to provide for future probable losses. The decrease in net charge-offs reflected in 1999 was due to an increase in commercial loan recoveries of $4.5 million in 1999 coupled with a decrease in commercial loan charge-offs of $1.1 million. Net charge-offs of consumer loans remained relatively stable during 1999 reflecting an increase of $0.8 million from $25.5 million to $26.3 million for the year ended December 31, 1999.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees including mortgage servicing fees and fees on credit cards, gains or losses on sales of securities, certain other gains or losses and certain other income.

The following table sets forth certain components of the Corporation´s other income for the years ended December 31, 1998, 1999 and 2000.

1999 and 2000. The Corporation´s other income increased 24.2% from $45.3 million for the year ended December 31, 1999 to $56.3 million for the year ended December 31, 2000. The most significant increase was reflected in other gains of $14.5 million. This was due to the recognition of mortgage servicing rights and gains on sales of mortgage loans, for which servicing was retained, of $11.5 million, gains on sales of owned premises of $1.6 million and a net gain on the sale of the Corporation´s New York branch of $0.4 million during 2000. Increases in other income were also reflected in "Service charges on deposit accounts", "Credit card fees", "Mortgage servicing fees" and "Other fees". Service charges on deposit accounts have experienced a healthy $2.9 million increase due to adjusted fee schedules and strict compliance with fee policies. The increase in credit card fees was due in part to a 13.2% increase in the average credit card portfolio to $104.7 million for the year ended December 31, 2000 from $92.4 million in December 1999. Mortgage servicing fees increased due to higher mortgages serviced for others. Other fees also increased due to strict compliance with fee policies. These gains were partially offset by a loss of $3.8 million recorded on the sale of $342 million of Treasury Notes available for sale. These securities were sold and substituted for higher yielding Agency notes in an effort to manage the Corporation´s interest rate risk. There was also a reduction in "All other income" due to the recognition of insurance proceeds in 1999 received for business interruption during Hurricane Georges and to the recognition of rents accrued for premises which were closed and were subsequently sold of approximately $1.2 million.

1998 and 1999. The Corporation´s other income decreased 15.2% from $53.4 million for the year ended December 31, 1998 to $45.3 million for the year ended December 31, 1999. This decrease was due to the sale by the Corporation through its subsidiary, of substantially all its mortgage servicing rights for approximately $23.3 million, recognizing a gain of $7.7 million during 1998. The decrease in mortgage servicing fees of $7.8 million also reflected in other income is due to the aforementioned sale. Other income for the year ended December 31, 1999, excluding mortgage servicing fees and gains on sale of mortgage servicing rights, grew to $42.1 million from $37.7 million in 1998, representing a 12% increase. The increase reflected in "All Other Income" is due to an increase in technical assistance to affiliates of approximately $0.7 million, recognition of rents accrued for premises which were to be closed and were subsequently sold, totaling approximately $1.2 million, and recognition of insurance proceeds received for business interruption during Hurricane Georges. During 1999 there were also increases of $1.0 million in credit card fees (including POS interchange and merchant fees) as well as an increase of $1.4 million in other fees due to increases in account analysis fees and fees for letters of credit and cable transfer services.

Other Operating Expenses

The following table sets forth information as to the Corporation´s other operating expenses for the years ended December 31, 1998, 1999 and 2000.

(1) On a tax-equivalent basis.

1999 and 2000. For the year ended December 31, 2000, the Corporation´s total operating expenses had an increase of $2.9 million compared to the same period in 1999. Personnel expenses had a decrease of $0.9 million due to strict control of variable expenses such as overtime and temporary help and a reduction in full time equivalent (FTE) employees to 1,405 from 1,677 in December 1999. During 2000 there was a $1.3 million charge for a bonus for employees laid off as a result of the Corporation´s reorganization process.

Other operating expenses reflected an increase of $3.9 million or 3.8% for the year ended December 31, 2000 when compared to the same period in 1999. This increase was due to a $1.8 million increase in business promotion and advertising due to aggressive marketing campaigns for new deposit products including "Super CD", "Super Cash", ETA accounts, and several IRA deposit products as well as the cost of prizes related to the Super Cash accounts. There was also an increase in Electronic Data Processing expense of $1.5 million due to increased volumes and fees during the year. All Other operating expenses also reflected an increase of $2.6 million during 2000 due to higher commissions paid on loans, interchange fee expense and lower deferral of certain loan origination expenses. These increases were partially offset by a decrease in general insurance expenses due to the recognition of the increase in the cash surrender value of company owned life insurance policies on certain executives. The decrease in professional fees was a direct result of the Corporation´s aggressive cost control program.

1998 and 1999. Due to an aggressive cost control program and an ongoing examination of the Corporation´s operating structure, operating expenses reflected a slight increase of 3.2% from $166.4 million for the year ended December 31, 1998 to $171.8 million for the year ended December 31, 1999. The increase of $5.4 million in operating expenses was due primarily to a $5.1 million increase in operating expenses and a slight increase of $0.3 in personnel costs. The increase in operating expenses is due primarily to an increase in "All other" expenses of $4.0 million. This $4.0 million increase was due to an increase of $3.0 million in operational reserves compared to 1998 coupled with increases in amortization of computer programs of $0.9 million and loan servicing fees of $0.6 million. In addition, there was an increase in business promotion expense of $1.5 million due to aggressive direct marketing campaigns including the introduction of the Super Cash account, together with an increase of $1.2 million or 7.4% in electronic data processing expenses, as well as increases in other taxes and communications expenses. The increase in electronic data processing servicing expenses reflected the effect of the Corporation´ s efforts to ensure that all equipment and systems be year 2000 compliant. Increases in other taxes were due to higher personal property taxes as well as an increase in municipal license tax on the Corporation´s volume of business. These increases in operating expenses were partially offset by significant decreases in occupancy expense of $1.2 million, due to the Corporation´s acquisition of its operations center in December of 1998 which had previously been leased, and in amortization of intangibles of $1.8 million due to the sale of substantially all its subsidiary´s mortgage servicing rights on November 30,1998.

Income Taxes

In Puerto Rico, the maximum statutory marginal corporate income tax rate applicable to the Corporation is 39%. However, there is an alternative minimum tax of 22% on the Corporation´s alternative minimum taxable income which, in general, applies if the Corporation´s regular income tax liability is less than the Corporation´s alternative minimum tax liability. The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% on the Corporation´s taxable gross income. See "Taxation Puerto Rico Taxation." Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Code provides a dividend received deduction of 100% on dividends received from controlled subsidiaries, subject to taxation in Puerto Rico.

In the United States, the Corporation is subject to United States federal income tax on its taxable income that is effectively connected with the Corporation´s trade or business in the mainland United States. The Corporation is also subject to United States federal income tax on certain income that is not effectively connected with the Corporation´s trade or business in the mainland United States, such as interest (excluding portfolio interest) and certain dividends earned on United States securities and loans. Interest derived by the Corporation on obligations of the United States represents portfolio interest. See "Taxation United States Taxation."

The difference between the statutory marginal tax rate and the effective tax rate is due to the interest income earned on certain investments and loans which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items.

1999 and 2000. The provision for income tax amounted to $20.4 million (or 20.2% of pretax earnings) for the year ended December 31, 1999 as compared to $14.5 million (or 15.9% of pretax earnings) for the year ended December 31, 2000. The decrease in the provision for income tax was due to the lower pretax earnings including the $3.8 million loss on sale of investment securities and a lower disallowance of certain expenses and other items.

1998 and 1999. The provision for income tax amounted to $19.6 million (or 21.8% of pretax earnings) for the year ended December 31, 1998 as compared to $20.4 million (or 20.2% of pretax earnings) for the year ended December 31, 1999. The increase in the provision for income tax was due to the higher pretax earnings and this was partially offset by higher benefits of net tax-exempt interest income.

Financial Condition

Investment Portfolio

The following table sets forth the Corporation´s investments in government and corporate securities and certain other financial investments at December 31, 2000 and December 31, 1999 by contractual maturity, giving comparative book and market values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, some of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in a separate component of stockholders´ equity. Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 1999 and December 31, 2000, the Corporation had investment securities available for sale of $1.2 billion and $1.0 billion, respectively.

The Corporation occasionally acquires securities for trading purposes and carries its trading account at market. Financial instruments including, to a limited extent, derivatives, such as options contracts, are used by the Corporation in dealing and other trading activities and are carried at market value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in market value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 1999 and 2000, the Corporation had no securities held for trading.

Investment securities are carried at cost, adjusted for premium amortization and discount accretion. The Corporation classifies as investment securities those investments that it has the intent and the ability to hold until maturity.

The table below summarizes the Corporation´s available for sale, trading and investment securities:

There was a reduction of $344 million in the book value of the Corporation´s portfolio of investment securities due to the sale of $342 million in Treasury Securities during 2000 to $2.7 billion compared to $3.0 billion at December 31, 1999.

Loan Portfolio

The following table analyzes the Corporation´s loans by type of loan.

Credit Risk Management and Loan Quality

The lending activity of the Corporation represents its core function, and as such the quality and effectiveness of the loan origination and credit risk areas are imperative to management for the growth and success of the Corporation. The importance of the Corporation´s lending activity has been considered when establishing functional responsibilities, organizational reporting, lending policies and procedures, and various monitoring processes and controls.

Critical risk management responsibilities include establishing sound underwriting standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations.

In addition, the Corporation has an independent Loan Review Department and an independent Internal Audit Division, each of which conducts monitoring and evaluation of loan portfolio quality, loan administration, and other related activities, carried on as part of the Corporation´s lending activity. Both departments provide periodic reports to the Board of Directors, continuously assess the validity of information reported to the Board of Directors and maintain compliance with established lending policies.

The Corporation has also established an internal risk rating system and internal classifications which serve as timely identification of the loan quality issues affecting the loan portfolio.

Credit extensions for commercial loans are approved by credit committees including the Small Loan Credit Committee, the Regional Credit Committee, the Credit Administration Committee, the Management Credit Committee, and the Board of Directors Credit Committee. A centralized department of the Consumer Lending Division approves all consumer loans.

The Corporation´s collateral requirements for loans depend on the financial strength and liquidity of the prospective borrower and the principal amount and term of the proposed financing. Acceptable collateral includes cash, marketable securities, mortgages on real and personal property, accounts receivable, and inventory.

The Corporation´s loan portfolio as of December 31, 1999 and 2000, amounted to $4.5 billion each year, which represented 57.8% and 60.7%, respectively, of the Corporation´s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2000, there was no obligor group that represents more than 2.1% of the Corporation´s total loan portfolio. Obligors resident or having a principal place of business in Puerto Rico comprise approximately 99% of the Corporation´s loan portfolio.

As of December 31, 2000, the Corporation had over 132,000 consumer loan customers and over 10,000 commercial loan customers. As of such date, the Corporation had 32 clients with commercial loans outstanding over $10.0 million. Although the Corporation has generally avoided cross-border loans, the Corporation has approximately $6.4 million in cross-border loans as of December 31, 2000.

The following risk concentration categories existed at year-end.

Industry Risk

Commercial loans, including commercial real estate and construction loans, amounted to $2.8 billion as of December 31, 2000. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2000, an increased use of real estate as loan collateral has resulted in a portfolio of approximately $1.5 billion, or 53.2% of the commercial loan portfolio, secured by real estate, primarily residential and income producing properties. In addition, as of such date, commercial loans secured by cash collateral and marketable securities amounted to $160.6 million, or 5.8% of the commercial loan portfolio. The remaining $625.8 million of the commercial loan portfolio are secured by other types of collateral that are also accepted as an alternate source of repayment including, among others, equipment, accounts receivable, and inventory. As of December 31, 2000, unsecured loans represented $499.3 million or 18.1% of total commercial loans receivable; however, the majority of these loans were backed by personal guarantees.

In addition to the commercial loan portfolio indicated above, as of December 31, 2000, the Corporation had $1.3 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2000, commercial and stand-by letters of credit amounted to $98.4 million.

The commercial loan portfolio is distributed among the different economic sectors and there are no concentrations of credit consisting of direct, indirect, or contingent obligations in any specific borrower, an affiliated group of borrowers, or borrowers engaged in or dependent on one industry. The Corporation provides for periodic reviews of industry trends and the credits´ susceptibility to external factors.

Government Risk

As of December 31, 2000, $2.0 billion of the Corporation´s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $33.3 million of residential mortgages and $78.7 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies. As of December 31, 2000, the Corporation also had $3.0 million in agricultural loans secured by U.S. Government agencies. The Corporation is one of the largest SBA lenders in Puerto Rico. Furthermore, as of December 31, 2000, there were $33.6 million of investment securities representing obligations of the Puerto Rico Government and political subdivisions thereof, $16.0 million money market deposits with Puerto Rico government banks as well as $16.6 million mortgage loans and $62.0 million commercial loans issued to or guaranteed by Puerto Rico governmental entities.

Non-Performing Assets

The following table sets forth non-performing assets as of December 31, 1996, 1997, 1998, 1999 and 2000.

Non-performing assets consist of past-due loans with principal or interest payments over 90 days on which no interest income is being accrued, renegotiated loans and other real estate owned.

Once a loan is placed in non-accrual status, interest is recorded as income only to the extent of the Corporation´s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $1.5 million in 1998, $1.1 million in 1999 and $2.3 million in 2000.

The Corporation´s total non-performing assets increased from $52.3 million or 0.65% of total assets as of December 31, 1999, to $78.5 million or 1.03% of total assets as of December 31, 2000. This increase in non-performing assets was primarily in the commercial and consumer loan portfolios, which was partially offset by decreases in non-performing agricultural, mortgage loans and renegotiated loans. The Corporation´s non-performing loans increased from $44.3 million or 0.98% of total loans at December 31, 1999 to $68.1 million or 1.52% of total loans at December 31, 2000. The increase in nonperforming commercial loans was mainly due to certain collateralized loans that were placed by the Corporation on non-accrual status. Repossessed assets registered an increase in 2000 of $2.4 million from December 31, 1999 to December 31, 2000. Accruing loans past-due 90 days or more increased $1.3 million.

From time to time, the Corporation sells certain non-performing loans to Crefisa, Inc. ("Crefisa"), an affiliate of the Corporation, at fair market value. Such sales amounted to $6.1 million in 1998. There were no sales of loans to Crefisa during 1999 or 2000.

The Corporation´s policy is to discontinue the accrual of interest income when collectibility of the related loan appears doubtful, but in no event is it recognized after three months on past-due loans except for credit card loans for which it is not recognized after four months. Once interest accrual has been discontinued, income on non-performing loans is recognized only to the extent that it is collected.

Potential Problem Loans

As a general rule, the Corporation closely monitors certain loans not disclosed under "Non-accrual, Past Due and Restructured Loans" but that represent a higher than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This adverse classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factor that bears significantly on the overall condition of these loans. Loans classified in this group include loans of borrowers with characteristics such as negative financial trends, continuous delinquent status, adverse cash flow position, worsening of the economic sector, or any other loan that, for various reasons, is considered to be deteriorating. The principal amounts of loans under this category as of December 31, 1999 and as of December 31, 2000 were approximately $10.3 million and $19.6 million, respectively. Loans in this category were classified for regulatory purposes.

Allowance for Loan Losses

The Corporation assesses the overall risks in its loan portfolio and establishes and maintains an allowance for probable loan losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements.

At December 31, 2000, the allowance for loan losses was $51.5 million or 1.15% of loans, compared with $56.2 million or 1.25% at the same date in 1999. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses.

The allowance for loan losses was down from 126.7% of non-performing loans at December 31, 1999 to 75.7% at December 31, 2000, due to the increase in net charge offs and to the increase in non-performing loans for the year ended December 31, 2000. Net charge-offs of $41.7 million were only partially offset by a provision of $37.0 million for the year ended 2000.

Broken down by major loan categories, the allowance for loan losses as of December 31, 1998, 1999 and 2000 was as follows:

Any loan meeting the definition of impaired is being measured by the Corporation at the present value of expected future cash flows using the loan´s effective interest rate, or as a practical expedient, at the loan´s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on the current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 1998 and 2000 the portion of the allowance for loan losses related to impaired loans was $0.7 million and $1.3 million, respectively. At December 31, 1999 there was no allowance for loan losses related to impaired loans. Please refer to Notes 1 and 6 to the Audited Consolidated Financial Statements for further information.

Asset and Liability Management

The Corporation´s policy with respect to asset and liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. The Corporation´s asset and liability management policies are implemented by its Asset and Liability Committee ("ALCO"), which is composed of members of senior management of the Corporation including the President, Treasurer and other executive officers of the Corporation. Senior members of the Corporation´s Treasury area meet each week with the Investment Committee to discuss market conditions and strategies. In addition, the Corporation´s Corporate Controller reports monthly to the ALCO on the status of all open positions of the Corporation. The ALCO reports on a monthly basis to the members of the Bank´s Board of Directors.

Market Risk and Interest Rate Sensitivity

A key component of the Corporation´s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation typically experiences a negative gap, which denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.

The Corporation´s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation´s maturity mismatches and positions are monitored by the ALCO and are managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at December 31, 2000 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing periods presented due to the differing repricing dates within the period.

Interest Rate Sensitivity

As of December 31, 2000							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More Than 10 Years	No Interest Rate Risk	Total
	(Dollars in thousands)							
ASSETS:								
Investment Portfolio	$ 464,222	$ 59,631	$1,263,498	$ 531,680	$ 272,173	$ 13,232	$ 79,638	$2,684,074
Cash and Cash Equivalents	71,247	-	-	-	-	-	199,907	271,154
Loan Portfolio								
Commercial	1,352,091	211,039	284,578	260,443	209,289	38,826	-	2,356,266
Construction	338,381	9,993	5,360	9,358	32,994	809	-	396,895
Consumer	185,095	119,348	272,378	167,892	56,267	106	-	801,086
Mortgage	41,871	93,870	266,686	225,946	305,653	411	-	934,437
Fixed and Other Assets	-	-	-	-	-	-	198,755	198,755
Total Assets	2,452,907	493,881	2,092,500	1,195,319	876,376	53,384	478,300	7,642,667
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	69,766	-	-	-	-	-	-	69,766
Repurchase Agreements	663,809	275,000	225,006	-	-	-	-	1,163,815
Federal Funds	225,000	100,000	-	-	-	-	-	325,000
Deposits								
Certificates of Deposit	2,106,775	442,708	138,329	68,299	54,820	23,883	-	2,834,814
Demand Deposits and Savings Accounts	365,652	-	546,625	-	285,260	-	-	1,197,537
Transactional Accounts	-	-	-	-	-	889,269	-	889,269
Senior and Subordinated Debt	241,599	-	65,000	50,000	-	97,792	-	454,391
Other Liabilities and Capital	-	-	-	-	-	-	708,075	708,075
Total Liabilities and Capital	3,672,601	817,708	974,960	118,299	340,080	1,010,944	708,075	7,642,667
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	139,481	-	-	-	50,000	20,000	-	209,481
Interest Rate Swaps (Liabilities)	70,000	35,000	-	104,481	-	-	-	209,481
Caps	1,250,000	-	-	-	-	-	-	1,250,000
Caps Final Maturity	-	175,000	1,075,000	-	-	-	-	1,250,000
GAP	$ 99,787	$ (533,827)	$ 42,540	$ 972,539	$ 586,296	$ (937,560)	$ (229,775)	$ -
Cumulative GAP	$ 99,787	$ (434,040)	$ (391,500)	$ 581,039	$1,167,335	$ 229,775	$ -	$ -

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

As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis how profitable the balance sheet structure is and how this structure will react under different market scenarios. In order to carry out this task, management prepares two standardized reports with detailed information on the sources of interest income and expense: the "Financial Profitability Report" and the "Net Interest Income Shock Report." The former deals with historical data while the latter deals with expected future earnings.

The Financial Profitability Report identifies individual components of the Corporation´s non-trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

The Net Interest Income Shock Report uses a simulation analysis to measure the amount of net interest income the Corporation would have from its operations throughout the next twelve months and the sensitivity of these earnings to assumed shifts in market interest rates throughout the same period. The most important assumptions of this analysis are: (i) rate shifts are parallel and immediate throughout the yield curve; (ii) rate changes affect all assets and liabilities equally; (iii) interest bearing demand accounts and savings passbooks will run off in a period of one year; and (iv) demand deposit accounts will run off in a period of ten years. Cash flows from assets and liabilities are assumed to be reinvested at market rates in similar instruments. The objective is to simulate a dynamic gap analysis enabling a more accurate interest rate risk assessment.

Risk management policy and procedures establish a risk tolerance loss limit of 3.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of December 31, 2000, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $1.5 million if market rates were to increase 100 basis points immediately and parallel across the yield curve. This represented a potential 0.5% decrease in net interest income, less than the 3.0% limit.

Derivatives

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

Asset-liability management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps and caps.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate risk characteristic of the instrument. As of December 31, 2000, the Corporation had a swap portfolio of $209.5 million. Retail certificates of deposit amounting to $70.0 million had been swapped to create a floating rate source of funds. The Corporation also swapped $35.0 million of floating-rate medium term notes, $100.0 million of term funds and a $4.5 million variable rate loan were fixed at a spread over U.S. Treasury securities.

The Corporation has entered into a series of derivative transactions, in which a total of $1.3 billion in caps were purchased against the one month Libor (the Index). $175 million were at a level of 5.25% for up to 1 year, $500 million were at a level of 5.75% for 2 years, and $575 million were at a level of 6.5% for 2 years. The purpose of these transactions is to hedge the Corporation´s cost of funds, specifically the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside. The total premium paid was $27.7 million, which was being amortized on a monthly basis throughout the life of the Caps until December 31, 2000.

On January 1, 2001 the Corporation implemented the provision of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statements of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133". SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The transition adjustment that resulted from the application of SFAS No. 133 on January 1,2001 amounted to a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000, which will be reported as a cumulative type adjustment in the statement of income and a loss of approximately $1,507,000, which will be reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. Due to the application of this Statement, during the year 2001 the Corporation will not be amortizing the premium on Caps held that totaled $14.8 million at December 31, 2000. The effect of not amortizing this premium will be a reduction in interest expense of approximately $11.7 million during 2001. Management expects that by the end of 2001, the net effect of the application of SFAS No. 133 on the Corporation´s consolidated financial position and results of operations will be immaterial in amount.

Funding

The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.

The following table sets forth the Corporation´s average daily balance of liabilities for the years ended December 31, 1998, 1999 and 2000 in each case together with the average interest rates paid thereon.

The following table sets forth additional detail on the Corporation´s deposit base for the years ended December 31,1998, 1999 and 2000.

The Corporation´s most important source of funding is its customer deposits. Non-interest bearing deposits, representing 8.6% of the Corporation´s average total liabilities in the year ended December 31, 2000, are the least expensive source of funding for the Corporation. Total average deposits represent 52.1% and 56.9% of total average liabilities of the Corporation as of December 31, 1999 and December 31, 2000, respectively.

For the year ended December 31, 2000, the Corporation´s customer deposits (average balance) consisted primarily of $624.1 million in non-interest bearing checking accounts and $3.5 billion of interest bearing deposits. Non-interest bearing deposits and total interest bearing deposits represent 8.6% and 48.2% of the Corporation´s average total liabilities for the year ended December 31, 2000.

The average balance of the Corporation´s borrowings decreased 9.2% from $3.3 billion for the year ended December 31, 1999 to $3.0 billion for the year ended December 31, 2000, pursuant to the Corporation´s policy to shift to lower paying deposits to finance average interest earning assets. This was accomplished by the launching of new products during 2000 and with an aggressive direct marketing campaign to maximize deposit origination.

During the month of June 1998, the Corporation borrowed $50.0 million under a local tax-exempt industrial revenue bond financing. During November 1999 and September 2000 another $25.0 million and $26.0 million, respectively, were borrowed under similar terms and conditions. The Corporation is required to use the net proceeds of these financing arrangements to fund loans to small and medium size qualified projects.

The Corporation´s current funding strategy is to continue to use various alternative funding sources taking into account their relative cost, their availability and the general asset and liability management strategy of the Corporation, placing a stronger emphasis on obtaining client deposits and reducing reliance on borrowings. During 2000 the Corporation increased its deposits by 21.2% over 1999 balances while decreasing total borrowings by 39.1%.

For further information regarding the Corporation´s borrowings, see Notes 11 and 12 to the Audited Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998.

Liquidity

The Corporation´s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation´s capital, reserves and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program and also has broadened its relations in the Federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary. As of December 31, 2000, the Corporation had $1.6 billion in unsecured lines of credit and $5.7 billion in collateralized lines of credit with banks and other financial entities. As of December 31, 2000, the Corporation had $1.2 billion available under its unsecured lines of credit and $4.5 billion available in collateralized lines of credit with banks and other financial entities. As of December 31, 2000, the portfolio was highly rated and very liquid, enabling the Corporation to treat it as a secondary source of liquidity.

The Corporation has one of the highest stand-alone credit ratings of any Corporation in Puerto Rico which permits the Corporation to utilize various alternative funding sources. The Corporation´s current ratings are as follows:

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. Liquid assets include short-term investments, free marketable securities and cash accounts. At December 31, 2000, the Corporation had total available liquid assets of $878 million. Net volatile liabilities are composed of borrowings and time deposits with balances over $100,000 (excluding those secured by assets). As of December 31, 2000 the liquidity ratio for the Corporation was 20%. The Corporation believes it has sufficient liquidity to meet current obligations.

Maturity and Interest Rate Sensitivity of Interest Earning Assets as of December 31, 2000

The following tables set forth an analysis by type and time remaining to maturity of the Corporation´s loans and securities portfolio as of December 31, 2000. Loans are stated before deduction of allowance for loan losses.

Capital

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation´s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation´s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Corporation´s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2000, the Corporation is well capitalized under the regulatory framework for prompt corrective action. At December 31, 2000, the Corporation continued to exceed the regulatory risk based capital requirements for well capitalized institutions. A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk based Tier I capital ratio of at least 6% and a risk based total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. Tier I capital and total capital to risk adjusted assets ratios at December 31, 2000 were 11.00% and 12.06% respectively and the leverage ratio was 7.53%. See "Supervision and Regulation FDIC Capital Requirements." See "Supervision and Regulation FDIC Capital Requirements."

Capital Adequacy Data

(1) Net of ineligible assets (certain intangible and deferred tax assets).

Stockholders´ Equity

As of December 31, 1999, total stockholders´ equity was $546.6 million or 6.8% of total assets, compared to $595.8 million or 7.8% of total assets as of December 31, 2000. The increase was due to the net income generated during the year ended December 31, 2000 and the effect of unrealized net gains on investment securities available for sale, net of tax. These increases were partially offset by the effect of cash dividends declared on common and preferred stock in 2000 and the repurchase at a cost of $23.3 million of 1,535,000 shares of its common stock under the stock repurchase program approved by the Board of Directors.

During 2000 the Corporation´s dividend distribution was 10% greater than in 1999. On January 11, 2000 the Board of Directors of the Corporation declared a 10% stock dividend on common stock held by registered shareholders as of January 31, 2000. The common stock dividend was distributed on February 22, 2000. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in this document and the accompanying financial statements have been restated to reflect the stock dividend.

Dividends declared on common stock during 2000 totaled $18.5 million representing dividends per share of $0.44.

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

The Corporation adopted and implemented a Stock Repurchase Program immediately after Santander BanCorp became the holding company of the Bank on May 2nd, 2000. Under the May 2nd, 2000 Stock Repurchase Program the Corporation acquired 3% of its outstanding common shares. A second Stock Repurchase Program was approved in December 2000 to acquire 3% of the Corporation´s outstanding common shares. As of December 31, 2000, 1,535,000 shares amounting to $23.3 million had been repurchased under both plans.

The Corporation started a Dividend Reinvestment and Cash Purchase Plans in May 2000 under which holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

On February 10, 1998, the Corporation declared and paid a cash dividend of $1.97 per share (on a post-split basis, as mentioned in the following paragraph) for a total of $75,000,000. During 1999 and 2000, the Corporation declared and paid quarterly cash dividends of $0.11 per share.

At the Annual Shareholders´ Meeting, held April 7, 1998, shareholders approved substantial amendments to the Corporation´s Articles of Incorporation. These amendments included a change in authorized capital from 50,000,000 shares of common stock with a par value of $5 to 200,000,000 shares of common stock with a par value of $2.50 and 10,000,000 shares of preferred stock with a par value of $25. On that same day the Board of Directors of the Corporation authorized a two-for-one stock split. All per share data included herein has been retroactively adjusted to reflect the stock split.

In June 1998, the Corporation declared dividends to common shareholders in the form of Series A Preferred Stock, issuing one share of Series A Preferred Stock for every 15 common shares and one share of Series A Preferred Stock for every 189 common shares, with fractional shares paid. In June 1998, the Corporation paid a 7.125% cash dividend to the holders of the Series A Preferred Stock, which amounted to approximately $267,000. A pricing committee of the Board of Directors fixed permanently the dividend rate of the Series A Preferred Stock to 7% which is effective for dividends payments after June 30, 1998. The Corporation has continued to pay dividends on preferred stock at the rate of 7% annually. For the years ended December 31, 2000 and 1999 the Corporation paid $4.6 million in preferred dividends and for the year ended December 31, 1998 the Corporation paid $2.6 million in preferred dividends.

The terms of the Series A Preferred Stock do not permit the payment of cash dividends on the Common Stock if dividends on the Series A Preferred Stock are in arrears. The holders of the Series A Preferred Stock are entitled to receive non-cumulative cash dividends when, as and if declared by the Board of Directors, out of the assets of the Corporation legally available therefor, at an annual rate of $1.75 per share of Series A Preferred Stock.

The Series A Preferred Stock is not redeemable prior to July 1, 2003. On or after that date, the shares of Series A Preferred Stock will be redeemable in whole or in part from time to time at the option of the Corporation at the redemption prices set forth herein, subject to prior approval of the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico, plus accrued and unpaid dividends for the then current monthly dividend period to the date fixed for redemption.

During November 1998, the Corporation issued 500,000 common shares at $21.50 in connection with its initial public offering. As a result thereof Banco Santander, S.A.´s ownership percentage was reduced from 99.60% as of December 31, 1997 to 78.30% as of December 31, 1998. As of December 31, 2000 Banco Santander Central Hispano, S.A.´s (formerly Banco Santander, S.A.) ownership increased to 80.5% as a result of the Corporation´s Stock Repurchase Program.

The Corporation´s common stock is listed on the New York Stock Exchange ("NYSE") and the Madrid Stock Exchange (Latibex). The symbol on the NYSE for the common stock is "SBP". There were approximately 154 holders of record of the Corporation´s common stock as of December 31, 2000, not including beneficial owners whose shares are held in names of brokers or other nominees.

The following table sets forth the high and low prices of the Corporation´s common stock for the periods indicated, after retroactive adjustment for the effect of the stock dividend declared on January 11,2000.

Intangible assets were $29.8 million at December 31, 2000, compared with $30.3 million at December 31, 1999. The decrease in intangible assets was due to the amortization to income of subject assets. Total intangibles consisted of:

Capital Expenditures

The following table reflects capital expenditures in each of the three years ended December 31, 1998, 1999 and 2000.

In 1998 the Corporation acquired its operations facility located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, at book value from an affiliate. The Corporation also purchased two lots for future development of parking facilities in the Hato Rey area. During 1999 the Corporation acquired an additional lot for future development in the Hato Rey area and invested $1.4 million in improvements of existing facilities. During 2000, the Corporation acquired one lot for future development of a parking facility in Hato Rey, and sold one of the lots acquired in 1999 and a building facility that was unoccupied.

Capital expenditures on data processing equipment during 1999 were due to the installation of a Bankwide WAN (Wide Area Network), installation of new Y2K compatible ATMs, and installation of equipment for the check images project.

Software additions during 1999 included the completion of Year 2000 installations, the Corporation´s internet Banking project and check image project.

Lower capital expenditures during 2000 were due to the Corporation´s reorganization process, rationalization of facilities maximizing the use of Corporation owned premises. In addition, the significant investments made during 1998 and 1999 resulted in fewer needs during 2000.

Environmental Matters

Under various environmental laws and regulations, a lender may be liable as an "owner" or "operator" for the costs of investigation or remediation of hazardous substances at any mortgaged property or other property of a borrower or at its owned or leased property regardless of whether the lender knew of, or was responsible for, the hazardous substances. In addition, certain laws in which some of the Corporation´s assets are located impose a statutory lien, which may be prior to the lien of the mortgage, for costs incurred in connection with a cleanup of hazardous substances.

Some of the Corporation´s mortgaged properties and owned and leased properties may contain hazardous substances or are located in the vicinity of properties which are contaminated. As a result, the value of such properties may be decreased, the borrower´s ability to repay the loan may be affected, the Corporation´s ability to foreclose on certain properties may be affected or the Corporation may be exposed to potential environmental liabilities. The Corporation, however, is not aware of any such environmental costs or liabilities that would have a material adverse effect on the Corporation´s results of operations or financial condition.

Puerto Rico Income Taxes

The Corporation is subject to Puerto Rico income taxes pursuant to the Puerto Rico Internal Revenue Code of 1994, as amended to the date hereof (the "PR Code").

The maximum marginal statutory regular corporate tax rate that the Corporation is subject to under the PR Code is 39%. In computing its net income subject to the regular income tax the Corporation is entitled to exclude from its gross income interest derived on obligations of the Puerto Rico Government, its instrumentalities and political subdivisions, obligations of the United States Government and its agencies and instrumentalities, certain FHA and VA loans and certain GNMA securities. In computing its net income subject to the regular income tax the Corporation is entitled to claim a deduction for ordinary and necessary expenses, worthless debts, interest and depreciation, among others. The Corporation´s deduction for interest is reduced in the same proportion that the average adjusted basis of its exempt obligations acquired after December 31, 1987 bears to the average adjusted basis of its total assets.

The Corporation is also subject to an alternative minimum tax of 22% imposed on its alternative minimum tax net income. In general, the Corporation´s alternative minimum net income is an amount equal to its net income determined for regular income tax purposes, as adjusted for certain items of tax preference. To the extent that the Corporation´s alternative minimum tax for a taxable year exceeds its regular tax, such excess is required to be paid by the Corporation as an alternative minimum tax. An alternative minimum tax paid by the Corporation in a taxable year may be claimed by the Corporation as a credit in future taxable years against the excess of its regular tax over the alternative minimum tax in such years.

Under PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. However, the Corporation is entitled to a 100% dividend received deduction with respect to dividends received from Banco Santander Puerto Rico, Santander Insurance Agency, or any other Puerto Rico corporation subject to tax under the PR Code and in which the Corporation owns at least 80% of the value of its stock or voting power.

Interest paid by the Corporation to non-resident foreign corporations are not subject to Puerto Rico income tax, provided such foreign corporation is not related to the Corporation. Dividends paid by the Corporation to non-resident foreign corporations and individuals (whether resident or not) are subject to a Puerto Rico income tax of 10%.

United States Income Taxes

The Corporation, the Bank and Santander Insurance Agency are corporations organized under the laws of Puerto Rico. Accordingly, the Corporation, the Bank and Santander Insurance Agency are subject to United States income tax under the Internal Revenue Code of 1986, as amended to the date hereof (the "Code") only on certain income from sources within the United States or effectively connected with a United States trade or business.

SELECTED STATISTICAL INFORMATION

The following information is included for analytical purposes and should be read in conjunction with the Corporation´s Audited Consolidated Financial Statements and the "Management´s Discussion and Analysis of Results of Operations and Financial Condition."

Average Balance Sheets and Interest Rate Data

The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and paid and rates for the Corporation´s assets and liabilities and stockholders´ equity for the years ended December 31, 1998, 1999 and 2000.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP

(REGISTRANT)

Dated: 03/29/2001 By: S/JUAN ARENADO ARZUAGA

Juan Arenado Arsuaga

Chairman of the Board of Directors

President and Chief Executive Officer

(Principal Executive Officer)

Dated: 03/29/2001 By: S/JOSE GONZALEZ DE CASTEJON

José González de Castejón

Director

Executive Vice President and

(Principal Financial Officer)

Dated: 03/29/2001 By: S/MARIA CALERO PADRON

María Calero Padrón

Director

Executive Vice President and

(Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\ CARMEN ANA CULPEPER Director 03/29/2001

S:\ JOSE RAMON GONZALEZ Director 03/29/2001

S:\ RICHARD REISS Director 03/29/2001

S:\ ROBERTO VALENTIN Director 03/29/2001

EXHIBIT INDEX

Exhibit No. Description Reference

  Agreement and Plan of Merger-Banco Santander Puerto Rico and

Santander BanCorp a.

(3.1) Articles of Incorporation b.

(3.2) Bylaws c.

(10.1) Offering Circular for $26,000,000 AFICA Loan Program, Series C e.

(10.2) Bank Notes Program and Distribution Agreement f.

(12.1) Computation of Earnings to Fixed Charges Exhibit C
    Registrant´s Annual Report to Shareholders for the

Year Ended December 31, 2000 Exhibit D
  Subsidiaries of the Registrant Exhibit E

(23.1) Consent of Independent Public Accountants Exhibit F

(27.0) Financial Data Schedule Exhibit G

(99.1) Registrant´s Proxy Statement for the April 26, 2001 Annual

Meeting of Stockholders g.

  Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to Exhibit (3.1) of the 1998 Form 10K
  Incorporated by reference to Exhibit (3.2) of the 1998 Form 10K
  Incorporated by reference to Exhibit (4.1) of the 1998 Form 10K
  Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to March 23, 2001 filling by Chase Mellon Investor Services on behalf of the registrant.