Form 10-Q
period 2001-03-30
SANTANDER BANCORP
filed 2001-05-15
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              March 30, 2001

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

        Common Stock, $2.50 Par Value - 40,460,670 shares as of March 30, 2001.

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

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS--MARCH 31, 2001 AND DECEMBER 31, 2000
(Dollars in thousands, except per share data)
ASSETS
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 130,933	$ 199,907
Interest bearing deposits	17,322	20,247
Federal funds sold and securities purchased under agreements to resell	35,000	51,000
Total cash and cash equivalents	183,255	271,154
INTEREST BEARING DEPOSITS	-	-
Trading Securities
INVESTMENT SECURITIES AVAILABLE FOR SALE, at market value	1,132,346	1,032,693
INVESTMENT SECURITIES HELD TO MATURITY, at cost	1,277,927	1,651,381
LOANS, net	4,466,575	4,437,158
BANK PREMISES AND EQUIPMENT, net	69,935	71,600
ACCRUED INTEREST RECEIVABLE	60,590	58,329
OTHER ASSETS	100,143	120,352
	$ 7,290,771	$ 7,642,667

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Demand	$ 828,921	$ 889,269
Savings	1,188,752	1,197,537
Time	1,811,526	2,834,814
Total deposits	3,829,199	4,921,620
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	485,000	325,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	868,122	1,163,815
COMMERCIAL PAPER ISSUED	957,324	69,766
SUBORDINATED CAPITAL NOTES	20,000	20,000
TERM NOTES	434,456	434,391
ACCRUED INTEREST PAYABLE	31,616	39,232
OTHER LIABILITIES	69,637	73,027
	6,695,354	7,046,851
CONTINGENCIES AND COMMITMENTS (see Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock $25 par value; 10,000,000 shares authorized,
2,610,008 issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 42,484,870 shares
issued and 40,460,670 and 40,949,870 shares outstanding in 2001 and 2000, respectively	106,212	106,212
Capital paid in excess of par value	122,457	122,457
Treasury stock-at cost, 2,024,200 and 1,535,000 shares in 2001 and 2000, respectively	(32,575)	(23,251)
Accumulated other comprehensive loss, net of taxes	(4,558)	(7,316)
Retained earnings-
Reserve fund	109,646	109,646
Undivided profits	228,985	222,818
Total stockholders' equity	595,417	595,816
	$ 7,290,771	$ 7,642,667

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTERS
ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands, except per share data)
	For the quarters ended
	March 31,	March 31,
	2001	2000
INTEREST INCOME:
Loans	$ 101,645	$ 104,468
Investment securities	40,011	44,920
Interest bearing deposits	328	988
Federal funds sold and securities purchased under
agreements to resell	647	650
Total interest income	142,631	151,026

INTEREST EXPENSE:
Deposits	41,138	36,422
Securities sold under agreements to repurchase
and other borrowings	39,871	50,765
Subordinated capital notes	290	301
Total interest expense	81,299	87,488

Net interest income	61,332	63,538

PROVISION FOR LOAN LOSSES	13,145	7,750

Net interest income after provision for loan losses	48,187	55,788

OTHER INCOME:
Service charges, fees and other	9,744	9,262
Gain (loss) on sale of securities	5,010	(3,821)
Gain on sale of mortgage servicing rights	118	485
Other	3,911	4,052
Total other income	18,783	9,978

OTHER OPERATING EXPENSES:
Salaries and employee benefits	17,962	18,132
Occupancy costs	3,713	3,765
Equipment expenses	2,918	3,367
Other operating expenses	18,631	18,159
Total other operating expenses	43,224	43,423

Income before provision for income tax	23,746	22,343

PROVISION FOR INCOME TAX	3,730	2,888

NET INCOME before transition adjustment	$ 20,016	$ 19,455

TRANSITION ADJUSTMENT LOSS, net of deferred taxes	$ (8,246)	$ -

NET INCOME	$ 11,770	$ 19,455

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 10,628	$ 18,313

EARNINGS PER COMMON SHARE
BEFORE TRANSITION ADJUSTMENT	$ 0.46	$ 0.43
TRANSITION ADJUSTMENT	(0.20)	-
NET INCOME	$ 0.26	$ 0.43

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE QUARTER ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands, except share data)
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	106,212	96,557
Retirement of common stock	-	-
Issuance of common stock	-	9,655
Balance at end of period	106,212	106,212
Common Stock Dividend Distributable:
Balance at beginning of period	-	9,656
Common stock dividend distributed	-	(9,656)
Balance at end of period	-	-
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	122,457
Balance at end of period	122,457	122,457
Capital paid for the acquisition of stock:
Balance at beginning of year		-
Capital paid for the acquisition of common stock		-
Issuance of common stock		-
Balance at end of year		-
Treasury stock at cost
Balance at beginning of period	(23,251)	-
Stock repurchased at cost	(9,324)	(23,251)
Balance at end of period	(32,575)	(23,251)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(7,316)	(26,356)
Unrealized gains on investment securities available
for sale, net of reclassification adjustment	7,262	19,040
Unrealized losses on cash flow hedges	(4,504)	-
Balance at end of period	(4,558)	(7,316)
Reserve fund:
Balance at beginning of period	109,646	101,971
Transfer from retained earnings	-	7,675
Balance at end of period	109,646	109,646
Redemption fund:
Balance at beginning of period	-	10,000
Transfer to retained earnings	-	(10,000)
Balance at end of period	-	-
Retained earnings:
Balance at beginning of period	222,818	167,081
Net income	11,770	76,550
Transfers	-	2,325
Deferred tax benefit amortization	(13)	(49)
Common stock cash dividend	(4,448)	(18,522)
Preferred stock cash dividend	(1,142)	(4,567)
Balance at end of period	228,985	222,818
Total stockholders' equity	$ 595,417	$ 595,816
COMPREHENSIVE INCOME
Net income	$ 11,770	$ 76,550
Other comprehensive income (loss), net of tax:
Unrealized gains on investments securities
available for sale	7,429	21,289
Less: reclassification adjustment for gains and losses
included in net income	(167)	(2,249)
Unrealized gains on investment securities
available for sale, net of taxes	7,262	19,040
Unrealized losses on transition adjustment for cash
flow hedges, net of tax	(1,507)	-
Unrealized losses on cash flow hedges, net of tax	(2,997)	-
Unrealized losses on cash flow hedges	(4,504)	-
Other comprehensive income, net of tax	2,758	19,040
Comprehensive income	$ 14,528	$ 95,590

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(Dollars in thousands)
	(UNAUDITED)
	March 31, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,770	$ 19,455
Adjustments to reconcile net income to net cash provided by (used in)
operating activities-
Depreciation and amortization	5,585	6,136
Provision for loan losses	13,145	7,750
(Gain) loss on sale of securities	(5,010)	3,821
Net discount accretion on securities	(2,052)	(3,290)
Net discount accretion on loans	(208)	(379)
Proceeds from sales of trading securities	62,173	41,271
Purchases of trading securities	(62,125)	(41,253)
Increase in accrued interest receivable	(2,261)	(7,376)
Decrease (increase) in other assets	16,893	(13,867)
Decrease in accrued interest payable	(7,616)	(13,669)
Decrease in other liabilities	(12,110)	(3,093)
Total adjustments	6,414	(23,949)
Net cash provided by (used in) operating activities	18,184	(4,494)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits	-	-
Proceeds from sales of investment securities available for sale	687,595	338,045
Proceeds from maturities of investment securities available for sale	160,000	-
Purchases of investment securities available for sale	(1,012,598)	(287,465)
Proceeds from maturities of investment securities	-	88,000
Purchases of investment securities	-	(87,977)
Repayment of securities and securities called	457,747	40,674
Purchases of mortgage loans	(65,034)	(4,210)
Net decrease (increase) in loans	22,680	(50,345)
Capital expenditures	(1,068)	(1,164)
Net cash provided by investing activities	249,322	35,558
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,092,421)	(308,170)
Net increase in federal funds purchased and other borrowings	160,000	339,000
Net decrease in securities sold under agreements to repurchase	(295,693)	(408,004)
Increase in commercial paper issued	887,558	279,555
Net increase in term notes	65	55
Payment of subordinated capital notes	-	(10,000)
Repurchase of common stock	(9,324)	-
Dividends paid	(5,590)	(5,815)
Net cash used in financing activities	(355,405)	(113,379)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,899)	(82,315)
CASH AND CASH EQUIVALENTS, beginning of period	271,154	315,111
CASH AND CASH EQUIVALENTS, end of period	$ 183,255	$ 232,796

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001 AND 2000

  Summary of Significant Accounting Policies:

Basis of Presentation

Santander Bancorp (the Corporation) was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax-free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax-free exchange for purposes of Puerto Rico income tax laws.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. The insurance agency is currently in a start up situation and had no significant operations as of the end of the balance sheet date. Santander Insurance Agency was approved by the Commissioner of Insurance of Puerto Rico to operate as an insurance and general agent, effective October 10, 2000.

The accounting and reporting policies of Santander BanCorp and its subsidiaries conform with generally accepted accounting principles and banking industry practices in the United States. The reorganizations were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and consolidated balance sheets, statements of income, changes in stockholders´ equity and comprehensive income and cash flows were presented as if the entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimate provisions. The interim consolidated financial statements as of March 31, 2001 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank´s wholly owned subsidiary, Santander Mortgage Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk and to secure future cash flows. Until December 31, 2000, gains and losses on these contracts were deferred and were reflected in income when the contracts were settled. Effective January 1, 2001, the Corporation accounts for its derivative instruments following the provisions of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Corporation engages on a limited basis in derivative financial instruments for trading purposes.

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. The Corporation´s average number of common shares outstanding used in the computation of earnings per common share was 40,761,793 and 42,484,870 at March 31, 2001 and 2000, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the quarters ended March 31, 2001 and 2000.

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. The Corporation applied SFAS No. 133, as amended, in January 2001. The transition adjustment amounted to a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000 reported as a cumulative type adjustment in the statement of income and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. Management expects that by the end of 2001, the net effect of the application of SFAS No. 133 on the Corporation´s consolidated financial position and results of operations will be immaterial in amount.

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

4. Loans

The Corporation´s loan portfolio at March 31, 2001 and December 31, 2000 consists of the following:

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

6. Other Assets:

Other assets consist of the following:

7. Short-Term Borrowings:

Following are summaries of short-term borrowings for the periods indicated, in thousands:

Federal funds purchased, repurchase agreements and commercial paper mature as follows:

The following securities were sold under agreements to repurchase:

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

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. The insurance agency is currently in a start-up situation and had no significant operations during the quarter. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

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

The Corporation adopted and implemented a Stock Repurchase Program in May 2000. Under the Stock Repurchase Program the Corporation acquired 3% of its outstanding common shares. On December 9, 2000, the Corporation started its second Stock Repurchase Program, under which it plans to acquire 3% of its outstanding common shares. As of March 31, 2001, 2,024,200 shares amounting to $32,575,000 had been repurchased under both plans.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, 2001.

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

Asset-liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest-bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of March 31, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation´s principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to hedge the Corporation´s cost of funds, in the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside.

As of March 31, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,250,000,000, maturing through the year 2002. The caps are at a level of 5.25%, 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the application of SFAS No. 133, the Corporation recognized a transition adjustment loss on the derecognition of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of March 31, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of $760,000 in other comprehensive income due to the valuation of the derivative. A loss of approximately $897,000 was recognized in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of March 31, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of $209,481,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.26% and 6.07%, respectively. As of March 31, 2001, the Corporation had retail certificates of deposit amounting to approximately $70 million swapped to create a floating rate source of funds and a $4.5 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of $198,000 net of the effect of the related tax cost of $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. As of March 31, 2001 the Corporation recognized $1,003,000 gain on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation also swapped $35.0 million of floating rate medium term notes and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of $2,697,000 net of the effect of the related tax benefit of $1,724,000 was recognized in other comprehensive income. As of March 31, 2001, an additional loss of $1,807,000 net of the related tax benefit of $1,155,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation meets all capital adequacy requirements to which it is subject as of March 31, 2001.

As of March 31, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk-based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management´s opinion, there are no conditions or events since that notification that would have changed the institution´s category.

At March 31, 2001, required and actual regulatory capital amounts and ratios follow:

At December 31, 2000, required and actual regulatory capital amounts and ratios follow:

11. Contingencies and Commitments:

Pursuant to the Purchase and Sale Agreement (the "Agreement") dated March 6, 1996 between Banco Santander, S.A. (BSSA) and Banco Central Hispanoamericano, S.A. (BCH), the Corporation´s Parent Company, BSSA, acquired 99.25% of the common stock of Banco Central Hispano Puerto Rico (BCHPR). Shortly, thereafter, the Corporation acquired substantially all the assets and assumed substantially all the liabilities of BCHPR. Under the Agreement and other related agreements, the Corporation is indemnified by BCH against any losses, damages or claims suffered by the Corporation or its subsidiaries resulting from the activities conducted by BCHPR in Puerto Rico prior to August 20, 1996, which were not adequately reflected in the December 31, 1995 audited financial statements and January 31, 1996 unaudited financial statements. This indemnity is limited in time to those claims filed before August 20, 1998, with the exception of tax and labor claims, which are only limited by the applicable statutes of limitations corresponding to such claims. In April 1999, BSSA and BCH merged their worldwide operations. The Parent as successor to BCH agreed to indemnify the Corporation under the same terms as the previous indemnity under the Agreement.

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

12. Segment Information:

Types of Products and Services

The Corporation has five reportable segments: Branch-Based Commercial Banking, Corporate Banking, Consumer Banking, Mortgage Banking, and Investments. The insurance operations are another line of business in which the Corporation commenced its involvement during 2000. However, no separate disclosures are being provided on these operations, since the insurance agency is currently in a start up situation and had no significant operations during the quarter. Through its Branch-Based Commercial Banking, the Corporation provides a full range of financial products serving middle-market customers and other market segments. This segment focuses on areas such as middle-market, agriculture, small business, factor liens, public sector and international. Corporate banking is a centralized unit, providing credit services to large locally owned entities, subsidiaries of foreign companies and companies operating in specialized sectors. Through its branch network, the Corporation offers a wide variety of consumer banking services and products, including personal loans, automobile loans, credit and debit cards and deposit accounts. The Corporation engages in mortgage banking through the Bank´s subsidiary, Santander Mortgage Corporation. Santander Mortgage Corporation´s business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its Investment Department, the Corporation manages its assets and liabilities maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

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

The following presents financial information of reportable segments for the periods ended March 31, 2001 and 2000. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses, income taxes and provision for loan losses. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:
SANTANDER BANCORP
Selected Financial Data
	Quarter
	ended March 31,
(Dollars in thousands, except per share data)	2001	2000
CONDENSED INCOME STATEMENTS
Interest income	$ 142,631	$ 151,026
Interest expense	81,299	87,488
Net interest income	61,332	63,538
Security (losses) gains	5,010	(3,821)
Gain on sale of mortgage servicing rights	118	551
Other income	13,655	13,248
Operating expenses	43,224	43,423
Provision for loan losses	13,145	7,750
Income tax	3,730	2,888
Cumulative effect of change in accounting principle
Transition adjustment	(8,246)	-
Net income	$ 11,770	$ 19,455
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008
End of period	2,610,008	2,610,008
Cash Dividend per Share	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 0.26	$ 0.43
Book value	$ 13.10	$ 11.63
Outstanding shares:
Average	40,761,793	42,484,870
End of period	40,460,670	42,484,870
Cash Dividend per Share	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,437,221	4,494,279
Allowance for loan losses	51,338	56,819
Earning assets	7,206,527	7,625,184
Total assets	7,557,847	7,980,532
Deposits	4,001,938	3,828,610
Borrowings	2,853,407	3,487,071
Preferred equity	65,250	65,250
Common equity	533,494	483,351
PERIOD END BALANCES
Net loans	4,466,575	4,500,030
Allowance for loan losses	47,970	53,110
Earning assets	7,060,103	7,668,482
Total assets	7,290,771	7,926,523
Deposits	3,829,199	3,753,082
Borrowings	2,764,902	3,507,857
Preferred equity	65,250	65,250
Common equity	530,167	494,243
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	3.82%	3.67%
Efficiency ratio (1)	52.97%	52.08%
Return on average total assets (on an annualized basis)	0.63%	0.98%
ROA (annualized) before transition adjustment	1.07%	0.98%
Return on average common equity (on an annualized basis)	8.08%	15.24%
ROE (annualized) before transition adjustment	14.35%	15.24%
Average net loans/average total deposits	110.88%	117.39%
Average earning assets/average total assets	95.35%	95.55%
Average stockholders' equity/average assets	7.92%	6.87%
Fee income to average assets (annualized)	0.52%	0.47%
Capital:
Tier I capital to risk-adjusted assets	11.18%	10.25%
Total capital to risk-adjusted assets	12.19%	11.39%
Effective tax rate	0.00%	0.00%
Leverage Ratio	7.65%	6.87%
Asset quality:
Non-performing loans to total loans	1.81%	1.11%
Annualized net charge-offs to average loans	1.51%	0.96%
Allowance for loan losses to period-end loans	1.06%	1.17%
Allowance for loan losses to non-performing loans	58.58%	105.33%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	57.27%	96.04%
Non-performing assets to total assets	1.24%	0.76%
Recoveries to charge-offs	16.04%	22.71%
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

Results of Operations for the Quarter Ended March 31, 2001

Santander BanCorp (the Corporation) reported net income of $11.8 million for the first quarter of 2001 after the effect of the net transition adjustment recognized pursuant to the implementation of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. Before the transition adjustment, net income for the first quarter of 2001 reached $20.0 million, compared with $19.5 million in the same period in 2000. Earnings per common share (EPS) for the first quarter of 2001 were $0.26, and $0.46 before the transition adjustment, based on 40,761,793 average shares outstanding. Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2001 were 0.63% and 8.08%, respectively. Before giving consideration to the transition adjustment ROA and ROE were 1.07% and 14.35%, respectively compared with 0.98% and 15.24% reported during the first quarter of 2000.

Net income was affected by the transition adjustment that resulted from the application of SFAS No. 133, as amended. As of January 1, 2001, the Corporation recognized a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000. The Corporation also recorded a loss of approximately $1,507,000, net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. The primary effect of this transition adjustment is to accelerate the amortization of approximately $11.4 million (before tax) of the premium on Caps that the Corporation would have amortized to margin throughout 2001.

Net Interest Income

The Corporation´s net interest income reflected a decrease of 3.5% to $61.3 million for the quarter ended March 31, 2001 from $63.5 million for the quarter ended March 31, 2000. This decrease was due to the lower volume of average earning assets that was partially offset by an increase on the yield of earning assets and a decrease in the cost of funds. There was a significant reduction in average investment securities of $305 million during the first quarter of the year compared to the same period in 2000. There was also a reduction in average loans of $57 million in 2001 compared to the same period in 2000. Average interest bearing liabilities also reflected a decrease of 6.2% to $6.3 billion in 2001 from $6.7 billion in 2000. The decrease in average interest bearing liabilities was in the higher costing borrowings and was partially offset by an increase in deposits.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $6.5 million and $6.0 million for the quarters ended March 31, 2001 and 2000, respectively.

The net interest margin on a tax-equivalent basis increased from 3.67% for the quarter ended March 31, 2000 to 3.82% for the quarter ended March 31, 2001. This increase was primarily due to an increase in the yield of earning assets.

The table on page 33, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the first quarters of 2001 and 2000. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 24, allocates changes in the Corporation´s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2001 compared with the first quarter of 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis decreased $7.9 million, or 5.1% to $149.1 million for the quarter ended March 31, 2001 from $157.1 million for the quarter ended March 31, 2000. Of this decrease, $6.6 million was attributed to a decrease in the volume of the Corporation´s interest earning assets, together with a decrease in the yield of these assets of $1.3 million.

Average interest earning assets decreased to $7.2 billion for the quarter ended March 31, 2001, compared with $7.6 billion for the same quarter in 2000, due in part to the Corporation´s decision to sell part of its portfolio of investment securities available for sale as part of the effort to manage its interest rate risk. Average investment securities decreased 10.3% from $3.0 billion in March 2000 to $2.7 billion during the same quarter in 2001.

The average volume of loans also decreased by $57 million for the quarter ended March 31, 2001 as compared with the same period in 2000. The decrease in average loans was due primarily to decreases in average consumer, mortgage, and corporate loans of $95.2 million, $26.1 million, and $17.3 million respectively, for the quarter ended March 31, 2001 as compared to the same period in 2000. These decreases were partially offset by an increase in average commercial loans of $49.2 million for the same periods.

The average yield on earning assets increased from 8.28% for the quarter ended March 31, 2000 to 8.39% for the quarter ended March 31, 2001. This increase was due to the increase in the higher yielding loan portfolio.

Interest Expense

The Corporation´s average interest bearing liabilities decreased $417 million from $6.7 billion for the quarter ended March 31, 2000, to $6.3 billion for the quarter ended March 31, 2001. There was a significant increase in average time deposits of $342 million from $1.7 billion during the first quarter of 2000 to $2.0 billion in March 2001. Borrowings reflected a decrease of $654 million from $3.1 billion in March 2000 to $2.4 billion in March 2001. This shift in liabilities from higher costing borrowings to deposits had a favorable impact on the Corporation´s results of operations during 2001.

Interest expense decreased 7.07% to $81.3 million for the quarter ended March 31, 2001 from $87.5 million for the quarter ended March 31, 2000. Of the $6.2 million decrease in interest expense, there was a $1.1 million decrease in cost of funds together with a $5.1 million decrease in the volume of interest bearing liabilities.

  There was a significant increase in deposits during the first quarter of 2001 compared to the same period in 2000. The average cost of interest bearing liabilities remained fairly stable at 5.26% for the three-month period ended March 31, 2001 compared to 5.27% for the same period in 2000.

The following table allocates changes in the Corporation´s interest income, on a tax-equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

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

For the quarter ended March 31, 2001, the provision for loan losses was $13.1 million compared to $7.8 million for the same quarter in 2000. This increase in the provision was due to the higher net charge offs of $5.9 million during the first quarter of 2001 compared with the first quarter of 2000.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and income.

The following table sets forth the components of the Corporation´s other income for the quarters ended March 31, 2001 and 2000.

The Corporation´s other income reflected an increase of $8.8 million or 88.2% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. This increase in other income was due to a gain of $5.0 million on the sale investment securities available for sale for the quarter ended March 31, 2001, as opposed to a loss of $3.8 million recognized during the same period in 2000. Excluding securities gains and losses other income remained fairly stable compared to the same period in 2000. Service fees increased $9.7 million compared to $9.3 million in 2000 due primarily to increases in credit card and mortgage servicing fees. These increases are due to new credit card products offered by the Corporation, and increased servicing of mortgage loan portfolios. The increase in credit card fees was due in part to an 11.2% increase in the average credit card portfolio to $112.1 million for the quarter ended March 31, 2001 from $100.8 million in March 2000.

During the first quarter of 2001 the Corporation recognized a gain on sale of mortgage loans and mortgage servicing rights retained of $2.0 million and $1.6 million, respectively. There was also a gain on sale of property of $0.3 million. These gains were partially offset by a loss recorded on valuation of derivative instruments of $1.6 million.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

For the quarter ended March 31, 2001, the Corporation´s efficiency ratio attained a level of 52.97% compared to 52.08% for the same period in 2000.

For the quarter ended March 31, 2001 operating expenses had a slight decrease of $0.2 million or 0.5% compared to the same period in 2000. The improvement in operating expenses was the direct result of an aggressive cost control program focused toward low cost distribution channels and the streamlining of operations, after a full analysis of the Corporation´s operating system and augmentation in productivity.

Personnel costs reflected a decrease of $0.2 million for the quarter. The decrease reflected in personnel costs during the first quarter was due to a reduction in salaries of $1.3 million due to a reduction of 323 full time equivalent employees during the first quarter of 2001 compared to the same period in 2000. This decrease was partially offset by an increase of $1.0 million in pension expense due to the recognition of prepaid pension cost in 2000 of $0.9 million during the first quarter of 2000.

During the quarter ended March 31, 2001 other operating expenses remained relatively stable compared to the same period in 2000. Nevertheless, there were significant reductions in equipment expenses, professional fees and business promotions as a direct result of the Corporation´s cost control program. These decreases were offset by increases in other taxes, EDP servicing expense and amortization of intangibles. The increase in "All other" expenses is due to higher commissions paid on loans and interchange fee expense.

Provision for Income Tax

The provision for income tax amounted to $3.7 million (or 15.7% of pretax earnings) for the quarter ended March 31, 2001 compared to $2.9 million (or 12.9% of pretax earnings) for the same period in 2000. The increase in income tax expense was due to a higher pretax income in 2001. The lower provision recognized during the first quarter of 2000 was due to the loss of $3.8 million in investment securities sold recognized during that period. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax-exempt interest income.

FINANCIAL CONDITION MARCH 31, 2001

Assets

The Corporation´s assets reached $7.3 billion as of March 31, 2001, a 4.6% decrease compared to total assets of $7.6 billion at December 31, 2000. This decrease was a result of a decrease in cash and cash equivalents of $87.9 million, $273.8 million in the investment portfolio and $19.6 million in other assets. These decreases were partially offset by an increase in net loans of $29.4 million. The decrease in other assets was due to the derecognition of the premium on caps and options of $14.8 million during the first quarter of 2001 pursuant to the implementation of SFAS No. 133.

The composition of the loan portfolio was as follows:

Net loans at March 31, 2001 were $4,467 million, reflecting an increase in the loan portfolio of $29 million compared to $4,437 million at December 31, 2000. The most significant increase in the loan portfolio was in the mortgage loan portfolio, which reflected an increase of $96 million compared to December 31, 2000. This increase was partially offset by decreases in the commercial, construction and consumer loan portfolios of $48 million, $4 million and $18 million, respectively. The commercial and industrial sectors are the backbone of the lending activity of the Corporation as continued growth has been experienced over several consecutive quarters. The average retail commercial loan portfolio reflected an increase of $11.3 million compared to the average portfolio for the year 2000. Average construction loans reflected an increase of $7.8 million during 2001 compared to the average portfolio for the year 2000 while consumer lending reflected a decrease of $69.3 million. The decrease of $17.6 million in the balance of consumer loans was reflected in the auto loan portfolio with a reduction of $17.8 million and in the personal loan portfolio with a reduction of $1.8 million over December 31, 2000 balances. These decreases were partially offset by an increase in credit card loans of $1.9 million at March 31, 2001 compared to December 31, 2000. The increase in mortgage loans is a direct result of the favorable rate environment during 2001.

 Non-performing Assets and Past Due Loans

Asset quality continues to be one of the Corporation´s strongest attributes and remains above the industry average. As of March 31, 2001, the Corporation´s total non-performing assets increased to $90.2 million or 2.0% of total loans from $78.4 million or 1.8% of total loans as of December 31, 2000. The increase in non-performing assets was reflected primarily in the mortgage and commercial loan portfolios. Non-performing loans (excluding other real estate owned) at March 31, 2001 increased to $81.9 million or 1.8% of total loans from $68.1 million or 1.5% of total loans at December 31, 2000. Repossessed assets decreased $2.0 million during the first quarter of 2001. Accruing loans past-due 90 days or more decreased $2.8 million from $4.7 million at December 31, 2000. The level of non-performing loans to total loans stands at 1.81% as compared to 1.52% experienced at year-end 2000. As of March 31, 2001 this ratio (allowance for loan losses to total non-performing loans) reached 58.58%, when real estate collateral is considered, this ratio reflects a coverage of 109.34%.

Allowance for Loan Losses

The Corporation´s allowance for loan losses was $48.0 million, or 1.1% of loans, at March 31, 2001 compared to $51.5 million, or 1.2% of loans at year-end 2000. The coverage ratio (allowance for loan losses to non-performing loans) equaled 58.58% at the end of the first quarter of 2001, down from 75.65% at December 31, 2000, due to higher net charge-offs during 2001 as well as higher non-performing assets. Net charge-offs of $16.7 million were partially offset by a provision of $13.1 million during the first quarter of the year. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

 Liabilities

As of March 31, 2001, total liabilities amounted to $6.7 billion, a decrease of $351 million over year-end balances. The decrease in liabilities was due to decreases in deposits of $1.1 billion, and in securities sold under agreements to repurchase of $296 million, that were partially offset by increases in commercial paper issued of $888 million and federal funds purchased and other borrowings of $160 million.

Deposits

At March 31, 2001, total deposits were $3.8 billion, reflecting a decrease of $1.1 billion or 22.2% from $4.9 billion at December 31, 2000. Total deposits at March 31, 2001 reflected an increase of 2.0% over $3.7 billion in deposits reported at March 31, 2000. Average deposits for the quarter ended March 31, 2001 were $4.0 billion, an increase of 4.5% from the same period in 2000. This growth in deposits is the result of the Corporation´s efforts to increase its deposit base by actively launching new products during the previous quarters, together with a direct marketing campaign to maximize the cross selling of products and services. The first phase of the new Preferred Banking Program was concluded during the first quarter. The service program emphasizes personal contact through a financial advisor, backed by Santander BanCorp´s products and services. Since the introduction of the Corporation´s website the number of customers has increased by 200%. Santander Channel, an Internet Service Provider, product of the Corporation´s alliance with Ice Networks Inc., now has over 6,000 customers. These new distribution channels have increased the Corporation´s client base.

Capital and Dividends

Stockholders´ equity was $595 million or 8.2% of total assets at March 31, 2001, compared to $596 million or 7.8% of total assets at December 31, 2000. The decrease in stockholder´s equity was due to the increase in treasury stock acquired during the quarter, cash dividends paid on common and preferred stock and unrealized losses on cash flow hedges recognized during the quarter. This decrease was partially offset by the net income generated during the quarter ended March 31, 2001 and improvement in valuation of securities available for sale.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, 2001, and expects to continue to pay quarterly dividends.

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

As of March 31, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2001 the Corporation continues to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2001 were 11.18% and 12.19%, respectively and the leverage ratio was 7.65%.

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

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. The insurance agency is currently in a start-up situation and had no significant operations during the quarter. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000. Under the Stock Repurchase Program the Corporation acquired 3% of its outstanding common shares. On December 9, 2000, the Corporation started its second Stock Repurchase Program, under which it plans to acquire 3% of its outstanding common shares. As of March 31, 2001, 2,024,200 shares amounting to $32,575,000 had been repurchased under both plans. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

SANTANDER BANCORP
QUARTERLY AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent
(Dollars in thousands)	March 31, 2001			March 31, 2000
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets
Interest bearing deposits	$ 49,986	$ 328	2.66%	$ 109,978	$ 988	3.61%
Federal funds sold and securities purchased
under agreements to resell	47,245	647	5.55%	43,468	650	6.01%
Total interest bearing deposits	97,231	975	4.07%	153,446	1,638	4.29%
U.S.Treasury securities	178,794	2,756	6.25%	317,361	4,489	5.69%
Obligations of other U.S.government
agencies and corporations	1,842,821	31,285	6.88%	1,879,574	32,356	6.92%
Obligations of government of Puerto Rico
and political subdivisions	27,799	567	8.27%	38,553	772	8.05%
Collateralized mortgage obligations and
mortgage backed securities	542,773	8,789	6.57%	662,083	11,064	6.72%
Other	79,888	1,563	7.93%	79,888	1,355	6.82%
Total investment securities	2,672,075	44,960	6.82%	2,977,459	50,036	6.76%
Loans (net of unearned income)	4,437,221	103,199	9.43%	4,494,279	105,385	9.43%
Total interest earning assets/ interest income	7,206,527	149,134	8.39%	7,625,184	157,059	8.28%
Total non-interest earning assests	351,320			355,348
Total assets	$ 7,557,847	$ 149,134		$ 7,980,532	$ 157,059
Liabilities and stockholders' equity
Interest bearing liabilities
Savings and NOW accounts	$ 1,362,352	$ 12,141	3.61%	$ 1,487,814	$ 12,822	3.47%
Other time deposits	2,048,191	28,997	5.74%	1,706,088	23,600	5.56%
Borrowings	2,398,989	33,255	5.62%	3,053,047	44,383	5.85%
Term Notes	434,418	6,616	6.18%	414,024	6,381	6.20%
Subordinated Notes	20,000	290	5.88%	20,000	302	6.07%
Total interest bearing liabilities/interest expense	6,263,950	81,299	5.26%	6,680,973	87,488	5.27%
Total non-interest bearing liabilities	695,153			750,958
Total liabilities	6,959,103			7,431,931
Stockholders' Equity	598,744			548,601
Total liabilities and stockholders' equity	$ 7,557,847			$ 7,980,532
Net interest income		$ 67,835			$ 69,571
Cost of funding earning assets			4.58%			4.61%
Net interest margin			3.82%			3.67%

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

Asset and Liability Management

The Corporation´s policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation´s asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Treasurer and other executive officers of the Corporation. Senior members of the Corporation´s Treasury area meet each week with the Investment Committee to discuss market conditions and strategies. In addition, the Corporation´s Controller reports monthly to the ALCO on the status of all Corporation positions. The ALCO reports on a monthly basis to the member´s of the Bank´s Board of Directors.

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

 The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at March 31, 2001 and may not reflect interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

As of March 31, 2001							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk	Total
ASSETS:								
Investment Portfolio	$ 1,157,909	$ 274,920	$ 457,646	$ 401,194	$ 26,420	$ 12,546	$ 79,638	$2,410,273
Deposits in Other Banks	52,322	-	-	-	-	-	130,933	183,255
Loan Portfolio								
Commercial	1,278,632	218,226	303,705	239,126	229,020	39,260	-	2,307,969
Construction	362,289	13,213	996	1,072	15,566	-	-	393,136
Consumer	178,049	124,196	272,621	144,776	63,521	278	-	783,441
Mortgage	128,981	119,297	305,921	236,992	238,693	115	-	1,029,999
Fixed and Other Assets	-	-	-	-	-	-	182,698	182,698
Total Assets	$ 3,158,182	$ 749,852	$ 1,340,889	$1,023,160	$ 573,220	$ 52,199	$ 393,269	$7,290,771
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	$ 557,324	$ 400,000	$ -	$ -	$ -	$ -	$ -	$ 957,324
Repurchase Agreements	276,456	91,660	100,000	50,000	350,006	-	-	868,122
Federal Funds	485,000	-	-	-	-	-	-	485,000
Deposits								
Certificates of Deposit	1,008,372	505,225	154,644	65,933	53,611	23,741	-	1,811,526
Demand Deposits and Savings Accounts	125,312	65,272	65,272	261,088	671,808	-	-	1,188,752
Transactional Accounts	520,657	62,518	27,697	110,790	96,595	10,664	-	828,921
Senior and Subordinated Debt	241,600	-	65,000	50,000	-	97,856	-	454,456
Other Liabilities and Capital	-	-	-	-	-	-	696,670	696,670
Total Liabilities and Capital	$ 3,214,721	$ 1,124,675	$ 412,613	$ 537,811	$1,172,020	$132,261	$ 696,670	$7,290,771
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	$ 139,407	$ -	$ -	$ -	$ 50,000	$ 20,000	$ -	$ 209,407
Interest Rate Swaps (Liabilities)	50,000	55,000	-	104,407	-	-	-	209,407
Cap's	-	-	-	-	-	-	1,250,000	1,250,000
Cap's Final Maturity	-	-	-	-	-	-	1,250,000	1,250,000
GAP	32,868	(429,823)	928,276	380,942	(548,800)	(60,062)	(303,401)	-
Cumulative GAP	$ 32,868	$ (396,955)	$ 531,321	$ 912,263	$ 363,463	$303,401	$ -	$ -

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

The Net Interest Income Shock Report uses a simulation analysis to measure the amount of net interest income the Corporation would have from its operations throughout the next twelve months and the sensitivity of these earnings to assumed shifts in market interest rates throughout the same period. The important assumptions of this analysis are: ( i ) rate shifts are parallel and immediate throughout the yield curve; (ii) rate changes affect all assets and liabilities equally; (iii) interest bearing demand accounts and savings passbooks will only partially run off in a period of one year; and (iv) demand deposit accounts will run off in a period of ten years. Cash flows from assets and liabilities are assumed to be reinvested at market rates in similar instruments. The object is to simulate a dynamic gap analysis enabling a more accurate interest rate risk assessment.

Risk management policy and procedures establish a risk tolerance loss limit of 4.5% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of March 31, 2001, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $7.6 million which represents a 2.51% decrease in net interest income, which is below the established 4.5% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of March 31, 2001, it was determined that the Corporation had a potential loss in net interest income of approximately $12 million, which represents a 3.96% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2001 the Corporation had $1.3 billion in unsecured lines of credit ($0.8 billion available) and $4.7 billion in collateralized lines of credit with banks and financial entities ($3.7 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on two main ratios: the net accumulated liquidity ratio and the liquidity ratio. The former allocates both inflows and outflows arising from assets, liabilities and contingencies of the Corporation into time buckets. It also allocates all net liquid assets into gaps based on their normal realization scenario and not by maturity. Risk management policies and procedures establish a maximum negative gap for one month of 7.5% of all liabilities maturing within the first month after the date of the report. As of March 31, 2001 the Corporation had a positive gap of $146.8 million for the first month (+5.66% of total liabilities maturing within the month, well away from the limit of 7.5%. )

The Corporation also monitors the Liquidity Ratio. This ratio compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. The Corporation´s risk management policies and procedures require a minimum stock of net liquid assets of 2% of total liabilities plus contingent liabilities. As of March 31, 2001, the Corporation had a liquidity ratio of 32%.

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

Asset-liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest-bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of March 31, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation´s principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to hedge the Corporation´s cost of funds, in the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside.

As of March 31, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,250,000,000, maturing through the year 2002. The caps are at a level of 5.25%, 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the application of SFAS No. 133, the Corporation recognized a transition adjustment loss on the derecognition of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of March 31, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of $760,000 in other comprehensive income due to the valuation of the derivative. A loss of approximately $897,000 was recognized in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of March 31, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of $209,481,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.26% and 6.07%, respectively. As of March 31, 2001, the Corporation had retail certificates of deposit amounting to approximately $70 million swapped to create a floating rate source of funds and a $4.5 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of $198,000 net of the effect of the related tax cost of $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. As of March 31, 2001 the Corporation recognized $1,003,000 gain on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation also swapped $35.0 million of floating rate medium term notes and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of $2,697,000 net of the effect of the related tax benefit of $1,724,000 was recognized in other comprehensive income. As of March 31, 2001, an additional loss of $1,807,000 net of the related tax benefit of $1,155,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income.

PART II OTHER INFORMATION

 ITEM I LEGAL PROCEEDINGS

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigation and that any losses therefrom, whether or not insured, would not have a material adverse effect on the business or financial condition of the Corporation.

 ITEM 2 CHANGES IN SECURITIES

Not applicable

 ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

 ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit No. Exhibit Description Reference

    Agreement and Plan of Merger-Banco Santander Puerto Rico and

Santander Bancorp a.

(2.1) Stock Purchase Agreement Santander BanCorp and Banco Santander

Central Hispano, S.A. b.

    Articles of Incorporation c.

    Bylaws d.

    Authoring and Enabling Resolutions 7% Noncumulative Perpetual

    Monthly Income Preferred Stock, Series A e.

    Offering Circular for $25,000,000 AFICA Note Program f.

    Bank Notes Program and Distribution Agreement g.

    Offering Circular for $26,000,000 AFICA Note Program h.

(27) Financial Data Schedule Exhibit A

a. Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q

b. Incorporated by reference to Exhibit (2.1) of the 2000 10K

c. Incorporated by reference to Exhibit (3.1) of the 1998 form 10K

d. Incorporated by reference to Exhibit (3.2) of the 1998 form 10K

e. Incorporated by reference to Exhibit (4.1) of the 1998 form 10K

f. Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q

g. Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q

h. Incorporated by reference to Exhibit (4.4) of the 2000 10K

  Reports on Form 8-k None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP

Name of Bank

Date: Mayo 9, 2001	By:/s/ José Gonzalez de Castejón
Executive Vice President and
Principal Financial Officer

Date: Mayo 9, 2001	By:/s/ María Calero
Executive Vice President
And Principal Accounting Officer