Form 10-Q
period 2001-06-30
SANTANDER BANCORP
filed 2001-08-14
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              June 30, 2001

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

        Common Stock, $2.50 Par Value - 39,912,470 shares as of June 30, 2001.

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
Item 6. Exhibits and Report on Form 8-K

Signatures

Forward Looking Statements. When used in this Form 10-Q or future filings by Santander BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation´s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS--JUNE 30, 2001 AND DECEMBER 31, 2000
(Dollars in thousands, except per share data)
ASSETS
	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 161,474	$ 199,907
Interest bearing deposits	17,936	20,247
Federal funds sold and securities purchased under agreements to resell	550,000	51,000
Total cash and cash equivalents	729,410	271,154
INTEREST BEARING DEPOSITS	862	-
Trading Securities
INVESTMENT SECURITIES AVAILABLE FOR SALE, at market value	1,313,298	1,032,693
INVESTMENT SECURITIES HELD TO MATURITY, at cost	680,627	1,651,381
LOANS, net	4,401,947	4,437,158
BANK PREMISES AND EQUIPMENT, net	69,912	71,600
ACCRUED INTEREST RECEIVABLE	45,684	58,329
OTHER ASSETS	108,895	120,352
	$ 7,350,635	$ 7,642,667

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Demand	$ 805,002	$ 889,269
Savings	1,234,020	1,197,537
Time	2,467,990	2,834,814
Total deposits	4,507,012	4,921,620
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	350,000	325,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	591,666	1,163,815
COMMERCIAL PAPER ISSUED	820,313	69,766
SUBORDINATED CAPITAL NOTES	20,000	20,000
TERM NOTES	369,474	434,391
ACCRUED INTEREST PAYABLE	24,914	39,232
OTHER LIABILITIES	75,227	73,027
	6,758,606	7,046,851
CONTINGENCIES AND COMMITMENTS (see Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock $25 par value; 10,000,000 shares authorized,
2,610,008 issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 42,484,870 shares
issued and 39,912,470 and 40,949,870 shares outstanding in 2001 and 2000, respectively	106,212	106,212
Capital paid in excess of par value	122,457	122,457
Treasury stock-at cost, 2,572,400 and 1,535,000 shares in 2001 and 2000, respectively	(43,062)	(23,251)
Accumulated other comprehensive loss, net of taxes	(6,418)	(7,316)
Retained earnings-
Reserve fund	109,646	109,646
Undivided profits	237,944	222,818
Total stockholders' equity	592,029	595,816
	$ 7,350,635	$ 7,642,667

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTH PERIODS AND
THE QUARTERS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share data)
	(UNAUDITED)
	For the six months ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
INTEREST INCOME:
Loans	$ 196,580	$ 213,134	$ 94,935	$ 108,666
Investment securities	71,440	87,970	31,429	43,050
Interest bearing deposits	497	1,258	169	270
Federal funds sold and securities purchased under
agreements to resell	2,037	1,380	1,390	730
Total interest income	270,554	303,742	127,923	152,716

INTEREST EXPENSE:
Deposits	73,389	79,041	32,252	42,619
Securities sold under agreements to repurchase
and other borrowings	73,074	97,853	33,203	47,088
Subordinated capital notes	530	611	240	310
Total interest expense	146,993	177,505	65,695	90,017

Net interest income	123,561	126,237	62,228	62,699

PROVISION FOR LOAN LOSSES	30,345	17,500	17,200	9,750

Net interest income after provision for loan losses	93,216	108,737	45,028	52,949

OTHER INCOME:
Service charges, fees and other	20,019	19,466	10,275	10,204
Gain (loss) on sale of securities	5,558	(3,813)	548	8
Gain on sale of mortgage servicing rights	248	957	130	472
Other	8,094	8,481	4,184	4,429
Total other income	33,919	25,091	15,137	15,113

OTHER OPERATING EXPENSES:
Salaries and employee benefits	34,717	35,603	16,755	17,471
Occupancy costs	7,179	7,592	3,466	3,827
Equipment expenses	5,496	6,719	2,578	3,352
Other operating expenses	39,855	37,284	21,224	19,125
Total other operating expenses	87,247	87,198	44,023	43,775

Income before provision for income tax	39,888	46,630	16,142	24,287

PROVISION FOR INCOME TAX	5,350	7,669	1,620	4,781

NET INCOME before transition adjustment	$ 34,538	$ 38,961	14,522	19,506

TRANSITION ADJUSTMENT LOSS, net of deferred taxes	$ (8,246)	$ -	-	-

NET INCOME	$ 26,292	$ 38,961	$ 14,522	$ 19,506

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 24,008	$ 36,677	$ 13,380	$ 18,364

EARNINGS PER COMMON SHARE
BEFORE TRANSITION ADJUSTMENT	$ 0.79	$ 0.86	$ 0.33	$ 0.43
TRANSITION ADJUSTMENT	(0.20)	-	-	-
NET INCOME	$ 0.59	$ 0.86	$ 0.33	$ 0.43

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands, except share data)
	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	106,212	96,557
Retirement of common stock	-	-
Issuance of common stock	-	9,655
Balance at end of period	106,212	106,212
Common Stock Dividend Distributable:
Balance at beginning of period	-	9,656
Common stock dividend distributed	-	(9,656)
Balance at end of period	-	-
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	122,457
Balance at end of period	122,457	122,457
Capital paid for the acquisition of stock:
Balance at beginning of year		-
Capital paid for the acquisition of common stock		-
Issuance of common stock		-
Balance at end of year		-
Treasury stock at cost
Balance at beginning of period	(23,251)	-
Stock repurchased at cost	(19,811)	(23,251)
Balance at end of period	(43,062)	(23,251)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(7,316)	(26,356)
Unrealized gains on investment securities available
for sale, net of reclassification adjustment	4,322	19,040
Unrealized losses on cash flow hedges	(3,424)	-
Balance at end of period	(6,418)	(7,316)
Reserve fund:
Balance at beginning of period	109,646	101,971
Transfer from retained earnings	-	7,675
Balance at end of period	109,646	109,646
Redemption fund:
Balance at beginning of period	-	10,000
Transfer to retained earnings	-	(10,000)
Balance at end of period	-	-
Retained earnings:
Balance at beginning of period	222,818	167,081
Net income	26,292	76,550
Transfers	-	2,325
Deferred tax benefit amortization	(26)	(49)
Common stock cash dividend	(8,856)	(18,522)
Preferred stock cash dividend	(2,284)	(4,567)
Balance at end of period	237,944	222,818
Total stockholders' equity	$ 592,029	$ 595,816

COMPREHENSIVE INCOME

Net income	$ 26,292	$ 76,550
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities
available for sale	6,115	21,289
Less: reclassification adjustment for gains and losses
included in net income	(1,793)	(2,249)
Unrealized gains on investment securities
available for sale, net of taxes	4,322	19,040
Unrealized losses on transition adjustment for cash
flow hedges, net of tax	(1,507)	-
Unrealized losses on cash flow hedges, net of tax	(1,917)	-
Unrealized losses on cash flow hedges	(3,424)	-
Other comprehensive income, net of tax	898	19,040
Comprehensive income	$ 27,190	$ 95,590

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
	(UNAUDITED)
	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 26,292	$ 38,961
Adjustments to reconcile net income to net cash provided by
operating activities-
Depreciation and amortization	11,187	11,997
Provision for loan losses	30,345	17,500
(Gain) loss on sale of securities	(5,558)	3,813
Net discount accretion on securities	(4,026)	(5,984)
Net discount accretion on loans	(358)	(714)
Proceeds from sales of trading securities	62,173	45,260
Purchases of trading securities	(62,125)	(45,241)
Decrease (increase) in accrued interest receivable	12,645	(1,769)
Decrease (increase) in other assets	5,277	(36,944)
Decrease in accrued interest payable	(14,318)	(16,852)
Decrease in other liabilities	(3,626)	(3,850)
Total adjustments	31,616	(32,784)
Net cash provided by operating activities	57,908	6,177
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits	(862)	200
Proceeds from sales of investment securities available for sale	912,923	338,045
Proceeds from maturities of investment securities available for sale	229,000	445,000
Purchases of investment securities available for sale	(1,852,874)	(596,284)
Proceeds from maturities of investment securities	275,000	88,000
Purchases of investment securities	(274,971)	(87,977)
Repayment of securities and securities called	1,417,709	87,292
Purchases of mortgage loans	(112,473)	(33,856)
Net decrease (increase) in loans	117,696	(77,807)
Capital expenditures	(3,723)	(2,456)
Net cash provided by investing activities	707,425	160,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(414,608)	133,895
Net increase (decrease) in federal funds purchased and other borrowings	25,000	(296,080)
Net decrease in securities sold under agreements to repurchase	(572,149)	(346,271)
Increase in commercial paper issued	750,547	284,986
Net (decrease) increase in term notes	(64,917)	110
Payment of subordinated capital notes	-	(10,000)
Repurchase of common stock	(19,811)	(2,582)
Dividends paid	(11,139)	(11,625)
Net cash used in financing activities	(307,077)	(247,567)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458,256	(81,233)
CASH AND CASH EQUIVALENTS, beginning of period	271,154	315,111
CASH AND CASH EQUIVALENTS, end of period	$ 729,410	$ 233,878

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001 AND 2000

 Summary of Significant Accounting Policies:

Basis of Presentation

Santander Bancorp (the Corporation) was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax free exchange for purposes of Puerto Rico income tax laws.

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

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of June 30, 2001 included herein have been prepared on a consistent basis with the year end audited financial statements as of December 31, 2000.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. The Corporation´s average number of common shares outstanding used in the computation of earnings per common share was 39,912,470 and 42,285,770 at June 30, 2001 and 2000, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2001 and 2000.

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. The Corporation applied SFAS No. 133, as amended, on January 1, 2001. The transition adjustment amounted to a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000 reported as a cumulative type adjustment in the statement of income and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. Management expects that by the end of 2001, the net effect of the application of SFAS No. 133 on the Corporation´s consolidated financial position and results of operations will be immaterial in amount.

Other Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" during June 2001. This statement establishes financial accounting and reporting standards for intangible assets acquired individually or with a group of other assets at acquisition, as well as financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 establishes that intangible assets and goodwill are initially recorded at fair value. Goodwill and certain intangible assets will cease to be amortized. Intangible assets and goodwill must be assessed for impairment at least annually and any impairment in value shall be recognized in current operations. This statement is effective for all fiscal years beginning after December 15, 2001 and retroactive application is not permitted. Goodwill and other intangible assets acquired after June 30, 2001 are subject to the provisions of SFAS No. 142 even if the statement has not been adopted in its entirety. The Corporation is currently in the process of implementing SFAS No. 142 and has not yet determined the impact on its consolidated financial statements.

2. Investment Securities Available for Sale:

Investment securities available for sale and related contractual maturities:

Contractual maturities on certain securities, including mortgage backed securities could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

 3. Investment Securities Held to Maturity:

Investment securities and related contractual maturities:

  Contractual maturities on certain securities, including mortgage backed securities could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

 4. Loans

The Corporation´s loan portfolio at June 30, 2001 and December 31, 2000 consists of the following:

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

6. Other Assets:

Other assets consist of the following:

7. Short Term Borrowings:

Following are summaries of short term borrowings for the periods indicated, in thousands:

Federal funds purchased and other borrowings, repurchase agreements and commercial paper mature as follows:

The following securities were sold under agreements to repurchase:

8. Stockholders´ Equity:

On May 2nd, 2000, the Bank underwent a corporate reorganization wherein Santander BanCorp, a bank holding company was incorporated. As a result, shareholders of Banco Santander Puerto Rico became shareholders of Santander BanCorp and Banco Santander Puerto Rico became a wholly owned subsidiary of Santander BanCorp in a tax free exchange for purposes of Puerto Rico income tax laws.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. Santander Insurance Agency was approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

On January 11, 2000, the Board of Directors of Banco Santander Puerto Rico declared a 10% stock dividend on common stock to shareholders of record as of January 31, 2000. The common stock dividend was distributed on February 22, 2000. Cash was paid in lieu of fractional shares. The earnings per share computations for all prior periods presented in the accompanying consolidated financial statements have been restated to reflect the stock dividend.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000. Under the Stock Repurchase Program the Corporation acquired 3% of its outstanding common shares. On December 9, 2000, the Corporation started its second Stock Repurchase Program, under which it plans to acquire 3% of its outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of June 30, 2001, 2,572,400 shares amounting to approximately $43,062,000 had been repurchased under the plans.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, 2001, and $0.11 per common share to all stockholders of record as of June 8, 2001.

The Bank continues to pay dividends on preferred stock at the rate of 7% annually.

9. Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest earning assets (including securities) and interest bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

Asset liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

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

As of June 30, 2001, the Corporation had the following derivative financial instruments outstanding:

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

As of June 30, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,075,000,000, maturing through the year 2002. The caps are at a level of 5.75% and 6.50% against the one month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of June 30, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of approximately $760,000 in other comprehensive income due to the revaluation of that derivative. For the six months ended June 30, 2001, the Corporation recognized a loss of approximately $998,000 in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of June 30, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $189,332,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.02% and 5.05%, respectively. As of June 30, 2001, the Corporation had retail certificates of deposit amounting to approximately $50 million swapped to create a floating rate source of funds and a $4.3 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of approximately $198,000 net of the effect of the related tax cost of approximately $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. For the six month period ended June 30, 2001, the Corporation recognized a gain of approximately $343,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation also swapped $35.0 million of floating rate medium term notes and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of approximately $2,697,000 net of the effect of the related tax benefit of approximately $1,724,000 was recognized in other comprehensive income. For the six month period ended June 30, 2001, an additional loss of approximately $727,000 net of the related tax benefit of approximately $465,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation meets all capital adequacy requirements to which it is subject as of June 30, 2001.

As of June 30, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management´s opinion, there are no conditions or events since that notification that would have changed the institution´s category.

At June 30, 2001, required and actual regulatory capital amounts and ratios follow:

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

12. Segment Information:

Types of Products and Services

The Corporation has five reportable segments: BranchBased Commercial Banking, Corporate Banking, Consumer Banking, Mortgage Banking, and Investments. The insurance operation is another line of business in which the Corporation commenced its involvement during 2000. However, no separate disclosures are being provided on these operations, since the insurance agency is currently in a start up phase and had no significant operations during 2001. Through its Branch Based Commercial Banking, the Corporation provides a full range of financial products serving middle market customers and other market segments. This segment focuses on areas such as middle market, agriculture, small business, factor liens, public sector and international. Corporate banking is a centralized unit, providing credit services to large locally owned entities, subsidiaries of foreign companies and companies operating in specialized sectors. Through its branch network, the Corporation offers a wide variety of consumer banking services and products, including personal loans, automobile loans, credit and debit cards and deposit accounts. The Corporation engages in mortgage banking through the Bank´s subsidiary, Santander Mortgage Corporation. Santander Mortgage Corporation´s business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its Investment Department, the Corporation manages its assets and liabilities maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

Measurement of Segment Profit or Loss and Segment Assets

The Corporation´s accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. The Corporation accounts for inter segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Management Policy in Identifying Reportable Segments

The Corporation´s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.

The following presents financial information of reportable segments for the periods ended June 30, 2001 and 2000. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses, income taxes and provision for loan losses. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:
SANTANDER BANCORP
Selected Financial Data
	Six Months		Quarter
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2001	2000	2001	2000
CONDENSED INCOME STATEMENTS
Interest income	$ 270,554	$ 303,742	$ 127,923	$ 152,716
Interest expense	146,993	177,505	65,695	90,017
Net interest income	123,561	126,237	62,228	62,699
Security gains (losses)	5,558	(3,813)	548	8
Gain on sale of mortgage servicing rights	248	957	130	472
Other income	28,113	27,947	14,459	14,633
Operating expenses	87,247	87,198	44,023	43,775
Provision for loan losses	30,345	17,500	17,200	9,750
Income tax	5,350	7,669	1,620	4,781
Transition adjustment, net of deferred taxes	(8,246)	-	0	-
Net income	$ 26,292	$ 38,961	$ 14,522	$ 19,506

PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 0.87	$ 0.87	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 0.59	$ 0.86	$ 0.33	$ 0.43
Book value	$ 13.20	$ 11.98	$ 13.20	$ 11.98
Outstanding shares:
Average	40,451,736	42,466,005	40,442,901	42,447,140
End of period	39,912,470	42,285,770	39,912,470	42,285,770
Cash Dividend per Share	$ 0.22	$ 0.22	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,414,175	4,520,853	4,391,382	4,547,427
Allowance for loan losses	51,684	56,177	52,025	55,535
Earning assets	6,994,644	7,535,331	6,785,089	7,445,478
Total assets	7,337,249	7,893,889	7,121,529	7,807,246
Deposits	3,937,897	3,957,177	3,874,398	4,085,744
Borrowings	2,701,288	3,273,618	2,550,840	3,060,164
Preferred equity	65,250	65,250	65,250	65,250
Common equity	529,661	489,018	526,033	494,685
PERIOD END BALANCES
Net loans	4,401,947	4,547,723	4,401,947	4,547,723
Allowance for loan losses	51,204	52,876	51,204	52,876
Earning assets	7,126,144	7,538,750	7,126,144	7,538,750
Total assets	7,350,635	7,809,044	7,350,635	7,809,044
Deposits	4,507,012	4,195,147	4,507,012	4,195,147
Borrowings	2,151,453	2,939,996	2,151,453	2,939,996
Preferred equity	65,250	65,250	65,250	65,250
Common equity	526,779	506,440	526,779	506,440
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	3.95%	3.66%	4.09%	3.65%
Efficiency ratio (1)	52.74%	52.53%	52.52%	52.98%
Return on average total assets (on an annualized basis)	0.72%	0.99%	0.82%	1.00%
ROA (annualized) before transition adjustment	0.95%	0.99%	0.82%	1.00%
Return on average common equity (on an annualized basis)	9.14%	15.08%	10.20%	14.93%
ROE (annualized) before transition adjustment	12.28%	15.08%	10.20%	14.93%
Average net loans/average total deposits	112.09%	114.24%	113.34%	111.30%
Average earning assets/average total assets	95.33%	95.46%	95.28%	95.37%
Average stockholders' equity/average assets	8.11%	7.02%	8.30%	7.17%
Fee income to average assets (annualized)	0.55%	0.50%	0.58%	0.53%
Capital:
Tier I capital to risk-adjusted assets	11.06%	10.39%	11.06%	10.39%
Total capital to risk-adjusted assets	12.05%	11.52%	12.05%	11.52%
Effective tax rate			0.00%	0.00%
Leverage Ratio	8.08%	7.17%	8.08%	7.17%
Asset quality:
Non-performing loans to total loans	2.02%	1.05%	2.02%	1.05%
Annualized net charge-offs to average loans	1.38%	0.91%	1.26%	0.87%
Allowance for loan losses to period-end loans	1.15%	1.15%	1.15%	1.15%
Allowance for loan losses to non-performing loans	56.97%	109.75%	56.97%	109.75%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	54.11%	99.00%	54.11%	99.00%
Non-performing assets to total assets	1.29%	0.72%	1.29%	0.72%
Recoveries to charge-offs	16.32%	23.97%	16.65%	25.29%

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

Results of Operations for the Quarter Ended June 30, 2001

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank).

Santander BanCorp (the Corporation) reported net income of $14.5 million for the second quarter of 2001, compared with $19.5 million for the same period in 2000. Earnings per common share (EPS) for the second quarter of 2001 were $0.33, based on 40,442,901 average shares outstanding. For the six month period ended June 30, 2001 the Corporation reported net income of $26.3 million after the effect of the net transition adjustment recognized pursuant to the implementation of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. Before the transition adjustment, net income for the six months ended June 30, 2001 reached $34.5 million, compared with $39.0 million for the same period in 2000. Earnings per common share for the first six months of 2001 were $0.59, and $0.79 before the transition adjustment, based on 40,451,736 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended June 30, 2001 were 0.82% and 10.20%, respectively, compared with 1.00% and 14.93% reported during the second quarter of 2000. For the six month period ended June 30, 2001 ROA and ROE were at 0.72% and 9.14% respectively. Before giving consideration to the transition adjustment ROA and ROE were 0.95% and 12.28%, respectively compared with 0.99% and 15.08% reported during the same period in 2000.

Net income was affected by the transition adjustment that resulted from the application of SFAS No. 133, as amended. As of January 1, 2001, the Corporation recognized a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000. The Corporation also recorded a loss of approximately $1,507,000, net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. The primary effect of this transition adjustment is to accelerate the amortization of approximately $11.4 million (before tax) of the premium on Caps that the Corporation would have amortized to margin throughout 2001. Net income was also affected by a provision for loan losses of $30.3 million for the six months ended June 30, 2001 compared to $17.5 for the same period in 2000. For the second quarter the provision was $17.2 million compared to $9.8 million for the second quarter in 2000.

Net Interest Income

The Corporation´s net interest income reflected a decrease of 0.75% to $62.2 million for the quarter ended June 30, 2001 from $62.7 million for the quarter ended June 30, 2000. For the first semester of the year the Corporation´s net interest income reached $123.6, a decrease of 2.12% over $126.2 million for the same period in 2000. This decrease was due to the lower volume of average earning assets coupled with a decrease in the yield of earning assets. These decreases were partially offset by decreases in the cost of funds and in average interest bearing liabilities. There was a significant reduction in average investment securities of $596 million during the second quarter of the year compared to the same period in 2000. There was also a reduction in average loans of $156 million in 2001 compared to the same period in 2000. Average interest bearing liabilities also reflected a decrease of 10.5% to $5.8 billion in 2001 from $6.5 billion in 2000. The most significant decrease in average interest bearing liabilities was in the higher cost borrowings.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $7.0 million and $4.8 million for the quarters ended June 30, 2001 and 2000, respectively. The tax equivalent adjustments for the six month periods ended June 30, 2001 and 2000 were $13.5 million and $10.9 million, respectively.

The net interest margin on a tax equivalent basis increased from 3.65% for the quarter ended June 30, 2000 to 4.09% for the quarter ended June 30, 2001. This increase was primarily due to a decrease in cost of funds and in the cost of funding earning assets (due to decreases in the prime rate) and a decrease in the average balance of interest bearing liabilities. These decreases were partially offset by decreases in average earning assets and in the yield on earning assets, also a reflection of the decrease in the prime rate.

The table on page 34, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the second quarters of 2001 and 2000. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 25, allocates changes in the Corporation´s interest income (on a tax equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the second quarter of 2001 compared with the second quarter of 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis decreased $22.6 million, or 14.3% to $134.9 million for the quarter ended June 30, 2001 from $157.5 million for the quarter ended June 30, 2000. Of this decrease, $12.7 million was attributed to a decrease in the volume of the Corporation´s interest earning assets, together with a decrease in the yield of these assets of $9.9 million.

Average interest earning assets decreased to $6.8 billion for the quarter ended June 30, 2001, compared with $7.4 billion for the same quarter in 2000, due in part to the Corporation´s decision to sell part of its portfolio of investment securities available for sale as part of the effort to manage its interest rate risk, and to a call of $850 million of securities due to the low interest rate environment. Average investment securities decreased 21.3% from $2.8 billion in June 2000 to $2.2 billion during the same quarter in 2001.

The average volume of loans also reflected a slight decrease of $156 million for the quarter ended June 30, 2001 as compared with the same period in 2000. The decrease in average loans was due primarily to decreases in average consumer, corporate and commercial loans of $114.2 million, $73.3 million, and $43.2 million respectively, for the quarter ended June 30, 2001 as compared to the same period in 2000. These decreases were partially offset by increases in average mortgage loans of $77.3 million for the same periods. There was also an increase in the average reserve for loan losses of $3.5 million.

The average yield on earning assets decreased from 8.51% for the quarter ended June 30, 2000 to 7.98% for the quarter ended June 30, 2001. This decrease was due both to the decrease in average interest rates and in average loan balances.

Interest Expense

The Corporation´s average interest bearing liabilities decreased $681 million from $6.5 billion for the quarter ended June 30, 2000, to $5.8 billion for the quarter ended June 30, 2001. Borrowings reflected a significant decrease of $513 million from $2.6 billion in June 2000 to $2.1 billion in June 2001. There were also decreases in average time deposits of $140 million from $2.0 billion during the second quarter of 2000 to $1.9 billion in June 2001 and in savings and NOW accounts of $32.0 million during the second quarter of 2001 compared to the same period in 2000. The reduction in higher cost borrowings had a favorable impact on the Corporation´s results of operations during 2001.

Interest expense decreased 27.0% to $65.7 million for the quarter ended June 30, 2001 from $90.0 million for the quarter ended June 30, 2000. Of the $24.3 million decrease in interest expense, there was a $15.0 million decrease in cost of funds together with a $9.3 million decrease in the volume of interest bearing liabilities.

There was a decrease in deposits during the second quarter of 2001 compared to the same period in 2000. The average cost of interest bearing liabilities also reflected a significant decrease of 104 basis points to 4.51% for the three month period ended June 30, 2001 compared to 5.55% for the same period in 2000. This decrease is a direct result of the reduction in the prime rate during the year 2001.

The following table allocates changes in the Corporation´s interest income, on a tax equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

Provision for Loan Losses

The Corporation assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

For the quarter ended June 30, 2001, the provision for loan losses was $17.2 million compared to $9.8 million for the same quarter in 2000, and $30.3 million compared to $17.5 million for the six month periods ended June 30, 2001 and 2000, respectively. This increase in the provision was due to the higher net charge offs of $4.0 million during the second quarter of 2001 and $9.8 million for the six months ended June 30, 2001 compared with the same periods of 2000.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and income.

The following table sets forth the components of the Corporation´s other income for the three and six month periods ended June 30, 2001 and 2000.

  The Corporation´s other income reflected a slight increase of $0.02 million or 0.2% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. For the six month period ended June 30, 2001 there was an increase in other income of $8.8 million or 35.2% compared to the same period in 2000. This increase in other income was due to a gain of $5.6 million on the sale investment securities available for sale during the six month period ended June 30, 2001, as opposed to a loss of $3.8 million recognized during the same period in 2000. Excluding securities gains and losses other income remained fairly stable compared to the same period in 2000. Service charges and fees increased during the quarter and the six months ended June 30, 2001. Service fees on deposit accounts decreased as a result of the decrease in deposits but these decreases were partially offset by increases in credit card and trust fees. The increase in credit card fees is due to new credit card products offered by the Corporation as well as to a 9.3% increase in the average credit card portfolio to $112.5 million for the quarter ended June 30, 2001 from $102.9 million for the same period in 2000.

  During the second quarter and first semester of 2001, the Corporation recognized $1.3 million and $3.4 million, respectively of a gain on sale of mortgage loans, and $1.5 and $3.1 million, respectively of mortgage servicing rights retained on the loans sold. There was also a gain on sale of property of $0.3 million. These gains were partially offset by a loss recorded on valuation of derivative instruments of $0.8 million for the quarter and $2.7 million for the semester ended June 30, 2001.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

For the quarter and six month period ended June 30, 2001, the Corporation´s efficiency ratio reached a level of 52.52% and 52.74%, respectively compared to 52.98% and 52.53%, respectively for the same periods in 2000.

For the quarter ended June 30, 2001 total operating expenses had a slight increase of $0.2 million or 0.6% compared to the same period in 2000. The increase in total operating expenses for the semester was marginal. The stability of total operating expenses during 2001 is the direct result of an aggressive cost control program focused toward low cost distribution channels and the streamlining of operations, after a full analysis of the Corporation´s operating system and augmentation in productivity.

Personnel costs reflected a decrease of $0.7 million for the quarter and $0.9 million for the semester. This decrease in personnel costs during the second quarter and first semester of the year is due to a reduction in salaries of $1.3 million and $2.6 million, respectively, which in turn is a result of a reduction of 174 full time equivalent employees during 2001 compared to the same period in 2000. The decrease in salaries was partially offset by increases in pension and other benefits of $0.6 million for the quarter and $1.7 million for the semester. These increases are due in part to an increase in pension expense due to the recognition of prepaid pension cost in 2000 of $1.1 million during the first semester of 2000.

During the quarter and semester ended June 30, 2001 other operating expenses reflected increases of $1.0 million and $0.9 million, respectively. There were significant reductions in equipment expenses, business promotion, professional fees, occupancy expense, printing and supplies as a direct result of the Corporation´s cost control program. These decreases were offset by increases in other taxes, amortization of intangibles and other expenses. The increase in other taxes during 2001 was specifically in volume of business and personal property tax. The increase in amortization of intangibles is due to amortization of mortgage servicing rights resulting from servicing assets acquired and valuation charges thereon, during 2001 compared to 2000. The increase in "All other" expenses is due to an increase in general insurance and to higher loan related expenses. The increase reflected in general insurance is due to the recognition of cash surrender value of bank owned life insurance policies on certain executives during 2000.

Provision for Income Tax

The provision for income tax amounted to $1.6 million (or 10.0% of pretax earnings) for the quarter ended June 30, 2001 compared to $4.8 million (or 19.7% of pretax earnings) for the same period in 2000. The decrease in income tax expense is due to a lower pretax income in 2001 and to the recognition of certain tax benefits in the second quarter of 2001. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax exempt interest income.

FINANCIAL CONDITION JUNE 30, 2001

Assets

The Corporation´s assets reached $7.4 billion as of June 30, 2001, a 3.8% decrease compared to total assets of $7.6 billion at December 31, 2000. This decrease was a result of a decrease in the investment portfolio of $690 million resulting from $850 million of securities called due to the low interest rate environment. There was also a decrease in net loans of $35.2 million and $25.8 million in other assets. These decreases were partially offset by an increase in cash and cash equivalents of $458.2 million. The decrease in other assets was due to the write off of the premium on caps and options of $14.8 million during the first quarter of 2001 pursuant to the implementation of SFAS No. 133.

The composition of the loan portfolio was as follows:

Net loans at June 30, 2001 were $4,402 million, reflecting a decrease in the loan portfolio of $35 million compared to $4,437 million at December 31, 2000. The most significant increase in the loan portfolio was in the mortgage loan portfolio, which reflected an increase of $173 million compared to December 31, 2000. This increase was offset by decreases in the commercial, construction and consumer loan portfolios of $137 million, $26 million and $45 million, respectively.

Significant increases in the mortgage loan portfolio, due to favorable market conditions in that industry, have contributed to maintaining a fairly stable loan portfolio in spite of the adverse market conditions. During the semester ended June 30, 2001, the Corporation acquired mortgage loans from an unrelated third party totaling approximately $121 million, at a premium of approximately $2.4 million. The downward trend in the Corporation´s lending activity due to these adverse market conditions and to the Corporation´s strategic decision to withdraw from the auto lending sector has been partially offset by increases in the mortgage loan portfolio and in the credit card portfolio.

Non performing Assets and Past Due Loans

Asset quality continues to be one of the Corporation´s strongest attributes and remains above the industry average. As of June 30, 2001, the Corporation´s total non performing assets increased to $95.2 million or 2.1% of total loans from $78.4 million or 1.8% of total loans as of December 31, 2000. The increase in non performing assets was reflected primarily in the mortgage loan portfolio. Non performing loans (excluding other real estate owned) at June 30, 2001 increased to $89.9 million or 2.0% of total loans from $68.1 million or 1.5% of total loans at December 31, 2000. Repossessed assets decreased $5.0 million during the first semester of 2001. Accruing loans past due 90 days or more registered a slight increase of $0.1 million from $4.7 million at December 31, 2000. The level of non performing loans to total loans stands at 2.02% as compared to 1.52% experienced at year end 2000. As of June 30, 2001 the coverage ratio (allowance for loan losses to total non performing loans) reached 56.97%, when real estate collateral is considered, this ratio reflects a coverage of 104.27%. The Corporation continuously monitors non performing assets and has provided additional resources to manage the non performing loan portfolio.

Allowance for Loan Losses

The Corporation´s allowance for loan losses was $51.2 million, or 1.15% of loans, at June 30, 2001 compared to $51.5 million, or 1.15% of loans at year end 2000. The coverage ratio (allowance for loan losses to non performing loans) equaled 56.97% at the end of the second quarter of 2001, down from 75.65% at December 31, 2000, due to higher net charge offs during 2001 as well as higher non performing assets. Net charge offs of $14.0 million for the quarter and $30.7 million for the semester were partially offset by a provision of $17.2 million during the second quarter of the year and $30.3 million for the semester. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

Liabilities

As of June 30, 2001, total liabilities amounted to $6.8 billion, a decrease of $288 million over year end balances. The decrease in liabilities was due to decreases in deposits of $415 million, in securities sold under agreements to repurchase of $572 million and in term notes of $65 million that were partially offset by increases in commercial paper issued of $751 million and federal funds purchased and other borrowings of $25 million.

Deposits

At June 30, 2001, total deposits were $4.5 billion, reflecting a decrease of $415 million or 8.4% from $4.9 billion at December 31, 2000. Total deposits at June 30, 2001 reflected an increase of 7.4% over $4.2 billion in deposits reported at June 30, 2000. Average deposits for the quarter ended June 30, 2001 were $3.8 billion, a decrease of 5.2% from the same period in 2000. This decrease in deposits is a direct result of the downward trend in the economy. The Corporation continues its efforts to increase its deposit base by actively launching new products, together with a direct marketing campaign to maximize the cross selling of products and services. The first phase of the new Preferred Banking Program was concluded during the first quarter. The service program emphasizes personal contact through a financial advisor, backed by Santander BanCorp´s products and services. Since the introduction of the Corporation´s website the number of customers has increased by 200%. Santander Channel, an Internet Service Provider, product of the Corporation´s alliance with Ice Networks Inc., now has over 6,000 customers. These new distribution channels have increased the Corporation´s client base.

Capital and Dividends

Stockholders´ equity was $592 million or 8.1% of total assets at June 30, 2001, compared to $596 million or 7.8% of total assets at December 31, 2000. The decrease in stockholder´s equity was due to the increase in treasury stock acquired during the semester, cash dividends paid on common and preferred stock and unrealized losses on cash flow hedges recognized during the semester. This decrease was partially offset by the net income generated during the semester ended June 30, 2001 and improvement in valuation of securities available for sale.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, and June 8, 2001 and expects to continue to pay quarterly dividends.

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

As of June 30, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2001 the Corporation continues to exceed the regulatory risk based capital requirements for well capitalized institutions. Tier I capital to risk adjusted assets and total capital ratios at June 30, 2001 were 11.06% and 12.05%, respectively and the leverage ratio was 8.08%.

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

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. The insurance agency is currently in a start up phase and had no significant operations during the quarter. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000. Under the Stock Repurchase Program the Corporation acquired 3% of its outstanding common shares. On December 9, 2000, the Corporation started its second Stock Repurchase Program, under which it plans to acquire 3% of its outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of June 30, 2001, 2,572,400 shares amounting to $43,062,000 had been repurchased under the plans. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at June 30, 2001 and may not reflect interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

As of June 30, 2001							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk	Total
ASSETS:								
Investment Portfolio	$ 501,043	$ 4,562	$ 178,506	$1,062,083	$ 180,674	$ 11,958	$ 55,099	$1,993,925
Deposits in Other Banks	568,798	-	-	-	-	-	161,474	730,272
Loan Portfolio								
Commercial	1,269,755	179,092	308,908	248,080	169,593	44,149	-	2,219,577
Construction	306,712	8,099	4,055	16,530	30,372	5,184	-	370,952
Consumer	183,058	118,038	255,266	146,920	52,250	151	-	755,683
Mortgage	75,697	135,711	364,434	270,320	258,973	1,804	-	1,106,939
Fixed and Other Assets	-	-	-	-	-	-	173,287	173,287
Total Assets	$ 2,905,063	$ 445,502	$ 1,111,169	$1,743,933	$ 691,862	$ 63,246	$ 389,860	$7,350,635
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	$ 720,313	$ 100,000	$ -	$ -	$ -	$ -	$ -	$ 820,313
Repurchase Agreements	91,660	100,000	400,006			-	-	591,666
Federal Funds	335,000	15,000	-	-	-	-	-	350,000
Deposits								
Certificates of Deposit	1,937,664	309,822	98,818	66,360	43,170	12,156	-	2,467,990
Demand Deposits and Savings Accounts	633,065	97,430	118,875	118,875	254,951	10,824	-	1,234,020
Transactional Accounts	72,507	32,226	145,016	145,016	410,237	-	-	805,002
Senior and Subordinated Debt	176,600	-	65,000	50,000	-	97,874	-	389,474
Other Liabilities and Capital	-	-	-	-	-	-	692,170	692,170
Total Liabilities and Capital	$ 3,966,809	$ 654,478	$ 827,715	$ 380,251	$ 708,358	$120,854	$ 692,170	$7,350,635
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	$ 139,332	$ -	$ -	$ -	$ 40,000	$ 10,000	$ -	$ 189,332
Interest Rate Swaps (Liabilities)	85,000	-	-	104,332	-	-	-	189,332
Cap's	-	-	-	-	-	-	1,075,000	1,075,000
Cap's Final Maturity	-	-	-	-	-	-	1,075,000	1,075,000
GAP	(1,007,414)	(208,976)	283,454	1,259,350	23,504	(47,608)	(302,310)	-
Cumulative GAP	$ (1,007,414)	$ (1,216,390)	$ (932,936)	$ 326,414	$ 349,918	$302,310	$ -	$ -

Interest rate risk is the primary market risk to which the Corporation is exposed. Nearly all of the Corporation´s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, investment securities, deposits, short term borrowings, senior and subordinated debt and derivative financial instruments used for asset and liability management.

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

The Financial Profitability Report identifies individual components of the Corporation´s non trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

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

Risk management policy and procedures establish a risk tolerance loss limit of 4.5% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of June 30, 2001, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $9.1 million which represents a 3.35% decrease in net interest income, which is below the established 4.5% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of June 30, 2001, it was determined that the Corporation had a potential loss in net interest income of approximately $12.8 million, which represents a 4.72% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2001 the Corporation had $1.4 billion in unsecured lines of credit ($1.1 billion available) and $4.7 billion in collateralized lines of credit with banks and financial entities ($4.1 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. The Corporation´s risk management policies and procedures require a minimum stock of net liquid assets of 2% of total liabilities plus contingent liabilities. As of June 30, 2001, the Corporation had a liquidity ratio of 24.98%. At June 30, 2001 the Corporation had total available liquid assets of $1,690 million. The Corporation believes it has sufficient liquidity to meet current obligations.

Derivatives

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest earning assets (including securities) and interest bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

Asset liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

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

As of June 30, 2001, the Corporation had the following derivative financial instruments outstanding:

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

As of June 30, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,075,000,000, maturing through the year 2002. The caps are at a level of 5.75% and 6.50% against the one month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of June 30, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of approximately $760,000 in other comprehensive income due to the revaluation of that derivative. For the six months ended June 30, 2001, the Corporation recognized a loss of approximately $998,000 in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of June 30, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $189,332,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 6.02% and 5.05%, respectively. As of June 30, 2001, the Corporation had retail certificates of deposit amounting to approximately $50 million swapped to create a floating rate source of funds and a $4.3 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of approximately $198,000 net of the effect of the related tax cost of approximately $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. For the six month period ended June 30, 2001 the Corporation recognized a gain of approximately $343,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation also swapped $35.0 million of floating rate medium term notes and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of approximately $2,697,000 net of the effect of the related tax benefit of approximately $1,724,000 was recognized in other comprehensive income. For the six month period ended June 30, 2001, an additional loss of approximately $727,000 net of the related tax benefit of approximately $465,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income.

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

Not applicable

 ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

 ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Santander BanCorp´s Annual Meeting of Stockholders was held on April 26, 2001. A quorum was obtained with 39,701,508 shares represented in person or by proxy, which represented 97.71% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted on at the meeting:
    The following three directors were elected for a three year term, ending April 2004:

For           Withheld
    María Calero Padrón          39,408,412      293,096
    José González de Castejón  39,405,151      296,357
    Richard Reiss Huyke           39,626,677       74,831
    A resolution to ratify the appointment of Arthur Andersen LLP as the Bank´s independent accountants for fiscal year 2001, was approved with the following results:

39,697,966 For

3,025 Against

   517 Abstained

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8 K

  Exhibit No. Exhibit Description Reference

    Agreement and Plan of Merger Banco Santander Puerto Rico and

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

e. Incorporated by reference to Exhibit (4.1) of the 1998 form 10K

f. Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q

g. Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q

h. Incorporated by reference to Exhibit (4.4) of the 2000 10K

 Reports on Form 8 k The Corporation filed two reports on Form 8 K during the quarter ended June 30, 2001

  Items Reported June 7, 2001:

Item 5 On May 9 2001, the Board of Directors of the Corporation adopted a new charter for its Audit Committee. The Corporation informs the names of the members of the Audit Committee and that this Audit Committee also serves as the Audit Committee of Banco Santander Puerto Rico, a wholly owned subsidiary of the Corporation.

Item 7 Charter of Audit Committee as approved on May 9, 2001

  Items Reported July 2, 2001:

Item 5a Santander BanCorp announces new appointments. Press Release dated June 26, 2001.

Item 5b Santander BanCorp announces guidance for second quarter 2001. Press Release dated June 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP

Name of Corporation

Date: August 9, 2001	By:/s/ José Ramón Gonzalez
Senior Executive Vice President and
Chief Financial Officer

Date: August 9, 2001	By:/s/ María Calero
Executive Vice President
And Principal Accounting Officer