Form 10-Q
period 2001-09-30
SANTANDER BANCORP
filed 2001-11-16
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              September 30, 2001

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

        Common Stock, $2.50 Par Value - 39,912,470 shares as of September 30, 2001.

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

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Dollars in thousands, except per share data)
ASSETS
	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 268,257	$ 199,907
Interest bearing deposits	352,087	20,247
Federal funds sold and securities purchased under agreements to resell	739,178	51,000
Total cash and cash equivalents	1,359,522	271,154
INTEREST BEARING DEPOSITS	-	-
Trading Securities
INVESTMENT SECURITIES AVAILABLE FOR SALE, at market value	691,543	1,032,693
INVESTMENT SECURITIES HELD TO MATURITY, at cost	784,397	1,651,381
LOANS, net	4,328,664	4,437,158
BANK PREMISES AND EQUIPMENT, net	68,221	71,600
ACCRUED INTEREST RECEIVABLE	29,573	58,329
OTHER ASSETS	133,505	120,352
	$ 7,395,425	$ 7,642,667
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Demand	$ 830,589	$ 889,269
Savings	1,315,724	1,197,537
Time	2,771,605	2,834,814
Total deposits	4,917,918	4,921,620
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	460,000	325,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	500,006	1,163,815
COMMERCIAL PAPER ISSUED	449,456	69,766
SUBORDINATED CAPITAL NOTES	20,000	20,000
TERM NOTES	331,165	434,391
ACCRUED INTEREST PAYABLE	19,287	39,232
OTHER LIABILITIES	100,605	73,027
	6,798,437	7,046,851
CONTINGENCIES AND COMMITMENTS (see Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock $25 par value; 10,000,000 shares authorized,
2,610,008 issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 42,484,870 shares
issued and 39,526,470 and 40,949,870 shares outstanding in 2001 and 2000, respectively	106,212	106,212
Capital paid in excess of par value	122,457	122,457
Treasury stock-at cost, 2,958,400 and 1,535,000 shares in 2001 and 2000, respectively	(50,598)	(23,251)
Accumulated other comprehensive loss, net of taxes	(6,528)	(7,316)
Retained earnings-
Reserve fund	109,646	109,646
Undivided profits	250,549	222,818
Total stockholders' equity	596,988	595,816
	$ 7,395,425	$ 7,642,667
SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTH PERIODS AND
THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands, except per share data)
	(UNAUDITED)
	For the nine months ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
INTEREST INCOME:
Loans	$ 287,488	$ 324,162	$ 90,908	$ 111,028
Investment securities	91,988	130,286	20,548	42,316
Interest bearing deposits	899	1,493	401	235
Federal funds sold and securities purchased under
agreements to resell	3,358	2,349	1,321	969
Total interest income	383,733	458,290	113,178	154,548
INTEREST EXPENSE:
Deposits	104,329	124,782	30,940	45,741
Securities sold under agreements to repurchase
and other borrowings	94,329	146,091	21,254	48,238
Subordinated capital notes	760	945	230	334
Total interest expense	199,418	271,818	52,424	94,313
Net interest income	184,315	186,472	60,754	60,235
PROVISION FOR LOAN LOSSES	49,745	26,250	19,400	8,750

Net interest income after provision for loan losses	134,570	160,222	41,354	51,485
OTHER INCOME:
Service charges, fees and other	30,451	29,332	10,432	9,866
Gain (loss) on sale of securities	17,198	(3,806)	11,640	7
Gain on sale of mortgage servicing rights	378	1,239	130	282
Loss from changes in the fair market value of derivatives	(2,914)	-	(169)	-
Other	15,424	15,276	4,585	6,795
Total other income	60,537	42,041	26,618	16,950
OTHER OPERATING EXPENSES:
Salaries and employee benefits	52,187	53,553	17,470	17,950
Occupancy costs	10,685	11,479	3,506	3,887
Equipment expenses	8,552	9,935	3,056	3,216
Other operating expenses	62,889	56,374	23,033	19,090
Total other operating expenses	134,313	131,341	47,065	44,143
Income before provision for income tax	60,794	70,922	20,907	24,292
PROVISION FOR INCOME TAX	8,148	11,968	2,798	4,299
NET INCOME before transition adjustment	$ 52,646	$ 58,954	18,109	19,993
TRANSITION ADJUSTMENT LOSS, net of deferred taxes	$ (8,246)	$ -	-	-
NET INCOME	$ 44,400	$ 58,954	$ 18,109	$ 19,993
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 40,974	$ 55,528	$ 16,967	$ 18,851
EARNINGS PER COMMON SHARE
BEFORE TRANSITION ADJUSTMENT	$ 1.22	$ 1.31	$ 0.43	$ 0.45
TRANSITION ADJUSTMENT	(0.20)	-	-	-
NET INCOME	$ 1.02	$ 1.31	$ 0.43	$ 0.45
SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands, except share data)
	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	106,212	96,557
Retirement of common stock	-	-
Issuance of common stock	-	9,655
Balance at end of period	106,212	106,212
Common Stock Dividend Distributable:
Balance at beginning of period	-	9,656
Common stock dividend distributed	-	(9,656)
Balance at end of period	-	-
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	122,457
Balance at end of period	122,457	122,457
Capital paid for the acquisition of stock:
Balance at beginning of year		-
Capital paid for the acquisition of common stock		-
Issuance of common stock		-
Balance at end of year		-
Treasury stock at cost
Balance at beginning of period	(23,251)	-
Stock repurchased at cost	(27,347)	(23,251)
Balance at end of period	(50,598)	(23,251)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(7,316)	(26,356)
Unrealized gains on investment securities available
for sale, net of reclassification adjustment	8,419	19,040
Unrealized losses on cash flow hedges	(7,631)	-
Balance at end of period	(6,528)	(7,316)
Reserve fund:
Balance at beginning of period	109,646	101,971
Transfer from retained earnings	-	7,675
Balance at end of period	109,646	109,646
Redemption fund:
Balance at beginning of period	-	10,000
Transfer to retained earnings	-	(10,000)
Balance at end of period	-	-
Retained earnings:
Balance at beginning of period	222,818	167,081
Net income	44,400	76,550
Transfers	-	2,325
Deferred tax benefit amortization	(37)	(49)
Common stock cash dividend	(13,206)	(18,522)
Preferred stock cash dividend	(3,426)	(4,567)
Balance at end of period	250,549	222,818
Total stockholders' equity	$ 596,988	$ 595,816
COMPREHENSIVE INCOME
Net income	$ 44,400	$ 76,550
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities
available for sale	10,564	21,289
Less: reclassification adjustment for gains and losses
included in net income	(2,145)	(2,249)
Unrealized gains on investment securities
available for sale, net of taxes	8,419	19,040
Unrealized losses on transition adjustment for cash
flow hedges, net of tax	(1,507)	-
Unrealized losses on cash flow hedges, net of tax	(6,124)	-
Unrealized losses on cash flow hedges	(7,631)	-
Other comprehensive income, net of tax	788	19,040
Comprehensive income	$ 45,188	$ 95,590
SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)
	(UNAUDITED)
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 44,400	$ 58,954
Adjustments to reconcile net income to net cash provided by
operating activities-
Depreciation and amortization	16,958	17,741
Provision for loan losses	49,745	26,250
(Gain) loss on sale of securities	(17,198)	3,806
Net discount accretion on securities	(7,533)	(8,559)
Net discount accretion on loans	(392)	(1,049)
Proceeds from sales of trading securities	62,173	45,260
Purchases of trading securities	(62,125)	(45,241)
Decrease (increase) in accrued interest receivable	28,756	(10,001)
Increase in other assets	(23,410)	(44,312)
Decrease in accrued interest payable	(19,945)	(13,553)
Increase (decrease) in other liabilities	15,867	(12,894)
Total adjustments	42,896	(42,552)
Net cash provided by operating activities	87,296	16,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits	-	200
Proceeds from sales of investment securities available for sale	2,356,704	338,045
Proceeds from maturities of investment securities available for sale	440,151	601,000
Purchases of investment securities available for sale	(3,056,738)	(753,804)
Proceeds from maturities of investment securities	875,840	179,500
Purchases of investment securities	(1,155,727)	(167,963)
Repayment of securities and securities called	1,786,400	146,192
Purchases of mortgage loans	(127,881)	(55,077)
Net decrease (increase) in loans	187,021	(72,104)
Capital expenditures	(4,672)	(3,218)
Net cash provided by investing activities	1,301,098	212,771
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,702)	351,626
Net increase (decrease) in federal funds purchased and other borrowings	135,000	(101,000)
Net decrease in securities sold under agreements to repurchase	(663,809)	(886,982)
Increase in commercial paper issued	379,690	384,065
Net (decrease) increase in term notes	(103,226)	20,327
Payment of subordinated capital notes	-	(10,000)
Repurchase of common stock	(27,347)	(8,831)
Dividends paid	(16,632)	(17,376)
Net cash used in financing activities	(300,026)	(268,171)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,088,368	(38,998)
CASH AND CASH EQUIVALENTS, beginning of period	271,154	315,111
CASH AND CASH EQUIVALENTS, end of period	$ 1,359,522	$ 276,113

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001 AND 2000
  Summary of Significant Accounting Policies:

Basis of Presentation

Santander Bancorp (the Corporation) was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax-free reorganization and the exchange by the Bank's shareholders of their shares of the Bank's common stock for shares of Santander BanCorp common stock constituted a tax-free exchange for purposes of Puerto Rico income tax laws.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. Santander Insurance Agency was approved by the Commissioner of Insurance of Puerto Rico to operate as an insurance and general agent, effective October 10, 2000.

The accounting and reporting policies of Santander BanCorp and its subsidiaries conform with generally accepted accounting principles and banking industry practices in the United States. The reorganizations were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and consolidated balance sheets, statements of income, changes in stockholders' equity and comprehensive income and cash flows were presented as if the entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of September 30, 2001 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank's wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share was 40,223,650 and 42,348,183 for the nine month periods ended September 30, 2001 and 2000, respectively, and 39,577,330 and 42,115,099, respectively, for the quarters then ended. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2001 and 2000.

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. The Corporation applied SFAS No. 133, as amended, on January 1, 2001. The transition adjustment amounted to a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000 reported as a cumulative type adjustment in the statement of income and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. Management expects that by the end of 2001, the net effect of the transition adjustment resulting from the application of SFAS No. 133 on the Corporation's consolidated financial position and results of operations will be immaterial in amount.

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

4. Loans

The Corporation's loan portfolio at September 30, 2001 and December 31, 2000 consists of the following:

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

8. Stockholders' Equity:

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

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under the Stock Repurchase Programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of September 30, 2001, 2,958,400 shares amounting to approximately $50,598,000 had been repurchased under the plans.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, 2001, June 8, 2001, and September 7, 2001.

The Bank continues to pay dividends on preferred stock at the rate of 7% annually.

9. Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets (including securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation's business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

Asset-liability risk management activities are conducted in the context of the Corporation's liability sensitivity to interest rate changes. This liability sensitivity arises due to interest-bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties' credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of September 30, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation's principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to hedge the Corporation's cost of funds, in the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside.

As of September 30, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,075,000,000, maturing through the year 2002. The caps are at a level of 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write-off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of September 30, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of approximately $760,000 in other comprehensive income due to the revaluation of that derivative. For the nine months ended September 30, 2001, the Corporation recognized a loss of approximately $1,004,000 in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of September 30, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $664,255,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 4.07% and 3.13%, respectively. As of September 30, 2001, the Corporation had retail certificates of deposit amounting to approximately $60 million swapped to create a floating rate source of funds and a $4.3 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of approximately $198,000 net of the effect of the related tax cost of approximately $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. For the nine month period ended September 30, 2001, the Corporation recognized a gain of approximately $576,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation swapped $35.0 million of floating rate medium term notes (which matured in September 2001) and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of approximately $2,697,000 net of the effect of the related tax benefit of approximately $1,724,000 was recognized in other comprehensive income. During 2001, the Corporation also swapped $350.0 million of time deposits and $150.0 million of commercial paper at a fixed spread over LIBOR. These swaps were designated as cash flow hedges. For the nine month period ended September 30, 2001, an additional loss of approximately $4,934,000 net of the related tax benefit of approximately $3,154,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. The Corporation recognized a transition adjustment gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively. For the nine-month period ended September 30, 2001, an additional loss of approximately $556,000 and $1,544,000 was recorded for the embedded derivative instruments and the option contracts, respectively.

10. Regulatory Matters:

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management's opinion, the Corporation meets all capital adequacy requirements to which it is subject as of September 30, 2001.

As of September 30, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk-based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management's opinion, there are no conditions or events since that notification that would have changed the institution's category.

At September 30, 2001, required and actual regulatory capital amounts and ratios follow:

At December 31, 2000, required and actual regulatory capital amounts and ratios follow:

11. Contingencies and Commitments:

Pursuant to the Purchase and Sale Agreement (the "Agreement") dated March 6, 1996 between Banco Santander, S.A. (BSSA) and Banco Central Hispanoamericano, S.A. (BCH), the Corporation's Parent Company, BSSA, acquired 99.25% of the common stock of Banco Central Hispano Puerto Rico (BCHPR). Shortly, thereafter, the Corporation acquired substantially all the assets and assumed substantially all the liabilities of BCHPR. Under the Agreement and other related agreements, the Corporation is indemnified by BCH against any losses, damages or claims suffered by the Corporation or its subsidiaries resulting from the activities conducted by BCHPR in Puerto Rico prior to August 20, 1996, which were not adequately reflected in the December 31, 1995 audited financial statements and January 31, 1996 unaudited financial statements. This indemnity is limited in time to those claims filed before August 20, 1998, with the exception of tax and labor claims, which are only limited by the applicable statutes of limitations corresponding to such claims. In April 1999, BSSA and BCH merged their worldwide operations. The Parent as successor to BCH agreed to indemnify the Corporation under the same terms as the previous indemnity under the Agreement.

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

12. Segment Information:

Types of Products and Services

The Corporation has five reportable segments: Branch-Based Commercial Banking, Corporate Banking, Consumer Banking, Mortgage Banking, and Investments. The insurance operation is another line of business in which the Corporation commenced its involvement during 2000. However, no separate disclosures are being provided on these operations, since the insurance agency is currently in a start up phase and had no significant operations during 2001. Through its Branch-Based Commercial Banking, the Corporation provides a full range of financial products serving middle-market customers and other market segments. This segment focuses on areas such as middle-market, agriculture, small business, factor liens, public sector and international. Corporate banking is a centralized unit, providing credit services to large locally owned entities, subsidiaries of foreign companies and companies operating in specialized sectors. Through its branch network, the Corporation offers a wide variety of consumer banking services and products, including personal loans, credit and debit cards and deposit accounts. The Corporation engages in mortgage banking through the Bank's subsidiary, Santander Mortgage Corporation. Santander Mortgage Corporation's business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its Investments Department, the Corporation manages its assets and liabilities maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

Measurement of Segment Profit or Loss and Segment Assets

The Corporation's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. The Corporation accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Management Policy in Identifying Reportable Segments

The Corporation's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.

The following presents financial information of reportable segments for the periods ended September 30, 2001 and 2000. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses, income taxes and provision for loan losses. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

SANTANDER BANCORP
Selected Financial Data
	Nine Months		Quarter
	ended September 30,		ended September 30,
(Dollars in thousands, except per share data)	2001	2000	2001	2000
CONDENSED INCOME STATEMENTS
Interest income	$ 383,733	$ 458,290	$ 113,178	$ 154,548
Interest expense	199,418	271,818	52,424	94,313
Net interest income	184,315	186,472	60,754	60,235
Security gains (losses)	17,198	(3,806)	11,640	7
Gain on sale of mortgage servicing rights	378	1,239	130	282
Other income	42,961	44,608	14,848	16,661
Operating expenses	134,313	131,341	47,065	44,143
Provision for loan losses	49,745	26,250	19,400	8,750
Income tax	8,148	11,968	2,798	4,299
Cumulative effect of change in accounting principle	0	0
Transition adjustment, net of deferred taxes	(8,246)	-	-	-
Net income	$ 44,400	$ 58,954	$ 18,109	$ 19,993
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 1.31	$ 1.31	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 1.02	$ 1.31	$ 0.43	$ 0.45
Book value	$ 13.45	$ 12.50	$ 13.45	$ 12.50
Outstanding shares:
Average	40,223,650	42,348,183	39,557,330	42,115,099
End of period	39,526,470	41,765,470	39,526,470	41,765,470
Cash Dividend per Share	$ 0.33	$ 0.33	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,410,294	4,527,301	4,402,659	4,540,057
Allowance for loan losses	52,459	55,634	53,983	54,559
Earning assets	6,732,420	7,483,105	6,212,029	7,379,622
Total assets	7,068,441	7,844,642	6,550,284	7,747,215
Deposits	4,029,255	4,014,378	4,151,173	4,130,635
Borrowings	2,362,528	3,162,348	1,696,056	2,942,228
Preferred equity	65,250	65,250	65,250	65,250
Common equity	531,860	496,952	535,947	509,534
PERIOD END BALANCES
Net loans	4,328,664	4,554,826	4,328,664	4,554,826
Allowance for loan losses	54,186	51,938	54,186	51,938
Earning assets	7,164,126	7,534,470	7,164,126	7,534,470
Total assets	7,395,425	7,810,573	7,395,425	7,810,573
Deposits	4,917,918	4,412,878	4,917,918	4,412,878
Borrowings	1,760,627	2,713,661	1,760,627	2,713,661
Preferred equity	65,250	65,250	65,250	65,250
Common equity	531,738	522,168	531,738	522,168
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	4.02%	3.68%	4.16%	3.74%
Efficiency ratio (1)	54.69%	52.07%	58.73%	51.17%
Return on average total assets (on an annualized basis)	0.84%	1.00%	1.10%	1.03%
ROA (annualized) before transition adjustment	1.00%	1.00%	1.10%	1.03%
Return on average common equity (on an annualized basis)	10.30%	14.93%	12.56%	14.72%
ROE (annualized) before transition adjustment	12.37%	14.93%	12.56%	14.72%
Average net loans/average total deposits	109.46%	112.78%	106.06%	109.91%
Average earning assets/average total assets	95.25%	95.39%	94.84%	95.26%
Average stockholders' equity/average assets	8.45%	7.17%	9.18%	7.42%
Fee income to average assets (annualized)	0.58%	0.50%	0.63%	0.51%
Capital:
Tier I capital to risk-adjusted assets	11.33%	10.74%	11.33%	10.74%
Total capital to risk-adjusted assets	12.40%	11.78%	12.40%	11.78%
Effective tax rate			0.00%	0.00%
Leverage Ratio	8.86%	7.44%	8.86%	7.44%
Asset quality:
Non-performing loans to total loans	2.18%	1.26%	2.18%	1.26%
Annualized net charge-offs to average loans	1.41%	0.89%	1.46%	0.84%
Allowance for loan losses to period-end loans	1.24%	1.13%	1.24%	1.13%
Allowance for loan losses to non-performing loans	56.70%	89.31%	56.70%	89.31%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	53.51%	82.77%	53.51%	82.77%
Non-performing assets to total assets	1.36%	0.85%	1.36%	0.85%
Recoveries to charge-offs	15.45%	23.57%	13.78%	22.71%
*Per share data is based on the average number of shares outstanding during the periods.
(1) Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial condition and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

Results of Operations for the Quarter and the Nine Months Ended September 30, 2001

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank).

Santander BanCorp (the Corporation) reported net income of $18.1 million for the third quarter of 2001, compared with $20.0 million for the same period in 2000. Earnings per common share (EPS) for the third quarter of 2001 were $0.43, based on 39,557,330 average shares outstanding. For the nine month period ended September 30, 2001 the Corporation reported net income of $44.4 million after the effect of the net transition adjustment recognized pursuant to the implementation of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. Before the transition adjustment, net income for the nine months ended September 30, 2001 reached $52.6 million, compared with $59.0 million for the same period in 2000. Earnings per common share for the first nine months of 2001 were $1.02, and $1.22 before the transition adjustment, based on 40,223,650 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended September 30, 2001 were 1.10% and 12.56%, respectively, compared with 1.03% and 14.72% reported during the third quarter of 2000. For the nine month period ended September 30, 2001 ROA and ROE were at 0.84% and 10.30%, respectively. Before giving consideration to the transition adjustment ROA and ROE were 1.00% and 12.37%, respectively compared with 1.00% and 14.93% reported during the same period in 2000.

Net income was affected by the transition adjustment that resulted from the application of SFAS No. 133, as amended. As of January 1, 2001, the Corporation recognized a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000. The Corporation also recorded a loss of approximately $1,507,000, net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income. The primary effect of this transition adjustment is to accelerate the amortization of approximately $11.4 million (before tax) of the premium on caps that the Corporation would have amortized to margin throughout 2001. Net income was also affected by a provision for loan losses of $49.7 million for the nine months ended September 30, 2001 compared to $26.3 for the same period in 2000. For the third quarter the provision was $19.4 million compared to $8.8 million for the third quarter in 2000. The increase in the provision for loan losses was partially offset by a gain on sale of securities of $11.6 million for the quarter and $17.2 million for the nine month period ended September 30, 2001.

Net Interest Income

The Corporation's net interest income reflected an increase of 0.86% to $60.8 million for the quarter ended September 30, 2001 from $60.2 million for the quarter ended September 30, 2000. For the first nine months of the year the Corporation's net interest income reached $184.3, a decrease of 1.16% over $186.5 million for the same period in 2000. The increase in the quarter's net interest income was the result of a decrease in the cost of funds and a favorable change in the mix of interest bearing liabilities. There was a significant reduction in average investment securities of $1.2 billion during the third quarter of the year compared to the same period in 2000. There was also a reduction in average loans of $137 million in 2001 compared to the same period in 2000. Average interest bearing liabilities also reflected a decrease of 18.5% to $5.3 billion in 2001 from $6.4 billion in 2000. The most significant decrease in average interest bearing liabilities was in the higher cost of borrowings.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $4.4 million and $9.1 million for the quarters ended September 30, 2001 and 2000, respectively. The tax equivalent adjustments for the nine month periods ended September 30, 2001 and 2000 were $17.9 million and $19.9 million, respectively.

The net interest margin on a tax-equivalent basis increased from 3.74% for the quarter ended September 30, 2000 to 4.16% for the quarter ended September 30, 2001. This increase was primarily due to a decrease in cost of funds and in the cost of funding earning assets (due to decreases in the prime rate) and a decrease in the average balance of interest bearing liabilities. These decreases were partially offset by decreases in average earning assets and in the yield on earning assets, also a reflection of the decrease in the prime rate.

The table on page 34, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the third quarters of 2001 and 2000. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 25, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the third quarter of 2001 compared with the third quarter of 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation's interest income on a tax equivalent basis decreased $46.1 million, or 28.2% to $117.6 million for the quarter ended September 30, 2001 from $163.6 million for the quarter ended September 30, 2000. Of this decrease, $23.9 million was attributed to a decrease in the volume of the Corporation's interest earning assets, together with a decrease in the yield of these assets of $22.2 million.

Average interest earning assets decreased to $6.2 billion for the quarter ended September 30, 2001, compared with $7.4 billion for the same quarter in 2000, due primarily to a call of $1.5 billion of securities as a result of the low interest rate environment. Average investment securities decreased 42.6% from $2.7 billion in September 2000 to $1.6 billion during the same quarter in 2001.

The average volume of loans also reflected a slight decrease of $137 million for the quarter ended September 30, 2001 as compared with the same period in 2000. The decrease in average loans was due primarily to decreases in average commercial and consumer loans of $142.1 million and $120.3 million respectively, for the quarter ended September 30, 2001 as compared to the same period in 2000. These decreases were partially offset by increases in average mortgage loans of $159.2 million for the same periods.

The average yield on earning assets decreased from 8.82% for the quarter ended September 30, 2000 to 7.51% for the quarter ended September 30, 2001. This decrease was due both to the decrease in average interest rates and in average loan balances.

Interest Expense

The Corporation's average interest bearing liabilities decreased $1.2 billion from $6.4 billion for the quarter ended September 30, 2000, to $5.3 billion for the quarter ended September 30, 2001. Borrowings reflected a significant decrease of $1.2 billion from $2.5 billion in September 2000 to $1.3 billion in September 2001. There were also decreases in average time deposits of $21 million which was offset by an increase in savings and NOW accounts of $76.7 million during the third quarter of 2001 compared to the same period in 2000. The reduction in higher cost borrowings had a favorable impact on the Corporation's results of operations during 2001.

Interest expense decreased 44.4% to $52.4 million for the quarter ended September 30, 2001 from $94.3 million for the quarter ended September 30, 2000. Of the $41.9 million decrease in interest expense, $25.1 million is attributed to a decrease in cost of funds together with a $16.8 million decrease in the volume of interest bearing liabilities.

There was an increase in average deposits during the third quarter of 2001 compared to the same period in 2000. The average cost of interest bearing liabilities also reflected a significant decrease of 186 basis points to 3.96% for the three-month period ended September 30, 2001 compared to 5.82% for the same period in 2000. This decrease is a direct result of the reduction in the prime rate during the year 2001.

The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

Provision for Loan Losses

The Corporation assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation's loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. The following table sets forth an analysis of the activity in the allowance for possible loan losses during the periods indicated:

For the quarter ended September 30, 2001, the provision for loan losses was $19.4 million compared to $8.8 million for the same quarter in 2000, and $49.7 million compared to $26.3 million for the nine month periods ended September 30, 2001 and 2000, respectively. This increase in the provision was due to the increase in net charge offs of $6.7 million during the third quarter of 2001 and $16.6 million for the nine months ended September 30, 2001 compared with the same periods of 2000. The Corporation has increased its provision for loan losses in order to ensure the allowance for loan losses is adequate under current market conditions.

The allowance for loan losses stands at 1.24% of total loans as of September 30, 2001 an increase from 1.13% as of September 20, 2000. This allowance represents 56.70% of total non-performing loans, and when real estate collateral is considered this ratio reaches 108.66%. The annualized ratio of net charge-offs to average loans for the nine months ended September 30, 2001 has increased to 1.41% from 0.89% for the same period ended September 30, 2000. Net consumer loan losses represent 64.4% and 71.7% of net charge-offs for the quarter and the nine months ended September 30, 2001, respectively.

Other Income

Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and other income.

The following table sets forth the components of the Corporation's other income for the three and nine month periods ended September 30, 2001 and 2000.

The Corporation's other income reflected an increase of $9.7 million or 57.0% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. For the nine month period ended September 30, 2001 there was an increase in other income of $18.5 million or 44% compared to the same period in 2000. This increase in other income was due to a securities gain of $11.6 million and $17.2 million on the sale of investment securities available for sale during the quarter and nine months ended September 30, 2001, as opposed to a loss of $3.8 million recognized during the same nine month period in 2000. Service charges and fees increased during the quarter and the nine months ended September 30, 2001, due to increases in insurance commissions and gains on sales of mortgage loans as well as an ongoing effort to increase the number of point of sale terminals and transactions. Service fees on deposit accounts decreased as a result of the decrease in average overdrafts. These decreases were partially offset by increases in credit card, mortgage servicing, trust and other fees. The increase in credit card fees is due to a 6.3% increase in the average credit card portfolio to $113.4 million for the quarter ended September 30, 2001 from $106.6 million for the same period in 2000.

During the third quarter and nine months ended September 30, 2001, the Corporation recognized $1.2 million and $4.6 million, respectively, of a gain on sale of mortgage loans, and $0.1 and $3.2 million, respectively of mortgage servicing rights retained on loans sold. There was also a gain on sale of property of $0.3 million during 2001. These gains were partially offset by a loss recorded on valuation of derivative instruments of $0.2 million for the quarter and $2.9 million for the nine months ended September 30, 2001.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

For the quarter and nine-month period ended September 30, 2001, the Corporation's efficiency ratio reached a level of 58.73% and 54.69%, respectively compared to 51.17% and 52.07%, respectively for the same periods in 2000, mainly as a result of a decrease in net interest income on a tax equivalent basis coupled with an increase in operating expenses.

For the quarter ended September 30, 2001 total operating expenses reflected an increase of $2.9 million or 6.6% compared to the same period in 2000. The Corporation continues its efforts of improving efficiency and maintaining a tight control on operational costs.

Personnel costs reflected a decrease of $0.5 million for the quarter and $1.4 million for the nine months ended September 30, 2001 compared to the same periods in 2000. These decreases in personnel costs during the third quarter and nine months of the year is due in part to the accrual in 2000 of a $1.3 million bonus for employees laid off as a result of the reorganization of the Corporation. There was also a reduction in regular salaries resulting from the reduction in personnel during 2000 (the impact of which was realized in 2001) and a significant decrease in overtime. The decrease in salaries was partially offset by increases in pension and other benefits of $0.5 million for the quarter and $2.2 million for the nine-month period ended September 30, 2001 compared to the same periods in 2000. The increase reflected in 2001 is related to pension expense due to the recognition of prepaid pension cost in 2000 of $1.1 million.

During the quarter and nine months ended September 30, 2001 other operating expenses reflected increases of $3.4 million and $4.3 million, respectively. There were significant reductions in equipment expenses, business promotion, professional fees, occupancy expense, printing and supplies as a direct result of the Corporation's cost control program. These decreases were offset by increases in other taxes, amortization of intangibles and other expenses. The increase in other taxes during 2001 was specifically in volume of business and personal property tax. The increase in amortization of intangibles is due to amortization of mortgage servicing rights resulting from servicing assets acquired and valuation charges thereon, during 2001 compared to 2000. The increase in "All other" expenses is due to an increase in general insurance and higher loan related expenses, including higher commissions paid on loans, interchange fee expense and lower deferral of certain loan origination expenses. The increase reflected in general insurance is due to the recognition of cash surrender value of bank owned life insurance policies on certain executives during 2000.

Provision for Income Tax

The provision for income tax amounted to $2.8 million (or 13.4% of pretax earnings) for the quarter ended September 30, 2001 compared to $4.3 million (or 17.7% of pretax earnings) for the same period in 2000. The decrease in income tax expense is due to a lower pretax income in 2001 and to the recognition of certain tax benefits in 2001, as well as to the favorable tax treatment of capital gains. The difference between the Corporation's statutory and effective tax rates is due primarily to the benefits of net tax-exempt interest income.

FINANCIAL CONDITION SEPTEMBER 30, 2001

Assets

The Corporation's assets reached $7.4 billion as of September 30, 2001, a 3.2% decrease compared to total assets of $7.6 billion at December 31, 2000. This decrease was a result of a decrease in the investment portfolio of $1.2 billion resulting from $1.5 million of securities called due to the low interest rate environment. There was also a decrease in net loans of $108.5 million and $28.8 million in accrued interest receivable. These decreases were partially offset by an increase in cash and cash equivalents of $1.1 billion and $13.2 million in other assets.

The composition of the loan portfolio was as follows:

Net loans at September 30, 2001 were $4.3 billion, reflecting a decrease in the loan portfolio of $108 million compared to $4.4 million at December 31, 2000. The most significant increase in the loan portfolio was in the mortgage loan portfolio, which reflected an increase of $165 million compared to December 31, 2000. This increase was offset by decreases in the commercial, consumer and construction loan portfolios of $154 million, $73 million and $43 million, respectively.

Significant increases in the mortgage loan portfolio, due to favorable market conditions in that industry, have contributed to maintaining a fairly stable loan portfolio. During the nine-month period ended September 30, 2001, the Corporation acquired mortgage loans from an unrelated third party totaling approximately $121 million, at a premium of approximately $2.4 million. The downward trend in the Corporation's lending activity and the Corporation's strategic decision to withdraw from the auto-lending sector has been partially offset by increases in the mortgage loan portfolio and in the credit card portfolio.

Non-performing Assets and Past Due Loans

Asset quality continues to be one of the Corporation's strongest attributes and remains above the industry average. As of September 30, 2001, the Corporation's total non-performing assets increased to $100.5 million or 2.3% of total loans from $78.4 million or 1.8% of total loans as of December 31, 2000. The increase in non-performing assets was reflected primarily in the mortgage loan portfolio. Non-performing loans (excluding other real estate owned) at September 30, 2001 increased to $95.6 million or 2.2% of total loans from $68.1 million or 1.5% of total loans at December 31, 2000. Repossessed assets decreased $5.4 million during the first nine months of 2001. Accruing loans past-due 90 days or more registered a slight increase of $1.0 million from $4.7 million at December 31, 2000. The level of non-performing loans to total loans stands at 2.18% as compared to 1.52% experienced at year-end 2000. As of September 30, 2001 the coverage ratio (allowance for loan losses to total non-performing loans) reached 56.70%, when real estate collateral is considered, this ratio reflects a coverage of 108.66%. The Corporation continuously monitors non-performing assets and has provided additional resources to manage the non-performing loan portfolio.

Allowance for Loan Losses

The Corporation's allowance for loan losses was $54.2 million, or 1.24% of loans, at September 30, 2001 compared to $51.5 million, or 1.15% of loans at year-end 2000. The coverage ratio (allowance for loan losses to non-performing loans) equaled 56.70% at the end of the third quarter of 2001, down from 75.65% at December 31, 2000, due to higher net charge-offs during 2001 as well as higher non-performing assets. Net charge-offs of $16.4 million for the quarter and $47.1 million for the first nine months of the year were partially offset by a provision of $19.4 million during the third quarter of the year and $49.7 million during the first nine months of the year. Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

 Liabilities

As of September 30, 2001, total liabilities reached $6.8 billion, a decrease of $248 million over year-end balances. The decrease in liabilities was due to decreases in securities sold under agreements to repurchase of $664 million, in term notes of $103 million and in deposits of $4 million that were partially offset by increases in commercial paper issued of $380 million and federal funds purchased and other borrowings of $135 million.

Deposits

At September 30, 2001, total deposits were $4.9 billion, reflecting a decrease of $4 million from $4.9 billion at December 31, 2000. Total deposits at September 30, 2001 reflected an increase of 11.4% over $4.4 billion in deposits reported at September 30, 2000. Average deposits for the quarter ended September 30, 2001 were $4.2 billion, an increase of 0.5% from the same period in 2000. The Corporation continues its efforts to increase its deposit base by implementing a direct marketing campaign to maximize the cross selling of products and services. The first phase of the new Preferred Banking Program was concluded during the first quarter of the year. This service program emphasizes personal contact through a financial advisor, backed by Santander BanCorp's products and services. Since the introduction of the Corporation's website the number of customers has increased by 200%. Santander Channel, an Internet Service Provider, product of the Corporation's alliance with Ice Networks Inc., now has over 6,000 customers. These new distribution channels have increased the Corporation's client base.

Capital and Dividends

Stockholders' equity was $597 million or 8.1% of total assets at September 30, 2001, compared to $596 million or 7.8% of total assets at December 31, 2000. The increase in stockholder's equity was due to the net income generated during the nine-month period ended September 30, 2001 and improvement in the valuation of securities available for sale. This increase was partially offset by the increase in treasury stock acquired during the year, cash dividends paid on common and preferred stock and unrealized losses on cash flow hedges recognized during the year.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 9, June 8, and September 7, 2001 and expects to continue to pay quarterly dividends.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

As of September 30, 2001, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2001 the Corporation continues to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2001 were 11.33% and 12.40%, respectively and the leverage ratio was 8.86%.

Santander BanCorp was incorporated under the laws of the Commonwealth of Puerto Rico and is an 82.1% directly and indirectly owned subsidiary of Banco Santander Central Hispano, S.A. (BSCH). Santander BanCorp was created for the purpose of effecting a corporate reorganization and to serve as a bank holding company. On May 2nd, 2000 the corporate reorganization took place and Santander BanCorp now serves as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the Bank). As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under the Stock Repurchase Programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of September 30, 2001, 2,958,400 shares amounting to $50,598,000 had been repurchased under the plans. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

Liquidity

The Corporation's general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation's capital, reserves, and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program, and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. The Corporation believes it has sufficient liquidity to meet current obligations.

SANTANDER BANCORP
QUARTERLY AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
(Dollars in thousands)	September 30, 2001			September 30, 2000
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest earning assets
Interest bearing deposits	$ 93,228	$ 401	1.71%	$ 46,497	$ 235	2.01%
Federal funds sold and securities purchased
under agreements to resell	146,772	1,321	3.57%	57,607	969	6.69%
Total interest bearing deposits	240,000	1,722	2.85%	104,104	1,204	4.60%
U.S.Treasury securities	309,037	2,990	3.84%	163,264	2,861	6.97%
Obligations of other U.S.government
agencies and corporations	753,582	13,366	7.04%	1,861,202	31,633	6.76%
Obligations of government of Puerto Rico
and political subdivisions	27,231	671	9.78%	35,433	707	7.94%
Collateralized mortgage obligations and
mortgage backed securities	456,585	5,925	5.15%	595,674	10,412	6.95%
Other	22,935	1,270	21.97%	79,888	1,425	7.10%
Total investment Securities	1,569,370	24,222	6.12%	2,735,461	47,038	6.84%
Loans (net of unearned income)	4,402,659	91,637	8.26%	4,540,057	115,397	10.11%
Total interest earning assets/ interest income	6,212,029	117,581	7.51%	7,379,622	163,639	8.82%
Total non-interest earning assets	338,255			367,593
Total assets	$ 6,550,284			$ 7,747,215
Liabilities and stockholders' equity
Interest bearing liabilities
Savings and NOW accounts	$ 1,500,397	$ 9,910	2.62%	$ 1,423,739	$ 14,728	4.12%
Other time deposits	2,059,831	21,030	4.05%	2,081,238	31,014	5.93%
Borrowings	1,302,615	16,059	4.89%	2,499,314	41,337	6.58%
Term Notes	373,441	5,195	5.52%	422,914	6,900	6.49%
Subordinated Notes	20,000	230	4.56%	20,000	334	6.64%
Total interest bearing liabilities/interest expense	5,256,284	52,424	3.96%	6,447,205	94,313	5.82%
Total non-interest bearing liabilities	692,803			725,226
Total liabilities	5,949,087			7,172,431
Stockholders' Equity	601,197			574,784
Total liabilities and stockholders' equity	$ 6,550,284			$ 7,747,215
Net interest income

Cost of funding earning assets
Net interest income		$ 65,157			$ 69,326
Cost of funding earning assets			3.35%			5.08%
Net interest margin			4.16%			3.74%

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

Asset and Liability Management

  The Corporation's policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation's asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Chief Financial Officer, Treasurer and other executive officers of the Corporation. Senior members of the Corporation's Treasury area meet each week with the Investment Committee to discuss market conditions and strategies. In addition, the Corporation's Chief Accounting Officer reports monthly to the ALCO on the status of all Corporation positions. The ALCO reports on a monthly basis to the member's of the Bank's Board of Directors.

Market Risk and Interest Rate Sensitivity

A key component of the Corporation's asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity and means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at September 30, 2001 and may not reflect interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

As of September 30, 2001							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk	Total
ASSETS:								
Investment Portfolio	$ 889,658	$ 486	$ 166,322	$ 108,976	$ 230,079	$ 60,337	$ 20,082	$1,475,940
Deposits in Other Banks	1,091,300	-	-	-	-	-	268,222	1,359,522
Loan Portfolio								
Commercial	1,107,250	151,006	346,129	214,541	193,181	33,902	155,844	2,201,853
Construction	251,683	4,000	5,085	17,550	33,328	2,868	39,146	353,660
Consumer	169,409	108,313	248,599	141,938	50,573	151	8,867	727,850
Mortgage	43,512	142,235	401,788	275,705	236,021	226	-	1,099,487
Fixed and Other Assets	-	-	-	-	-	-	177,113	177,113
Total Assets	$ 3,552,812	$ 406,040	$ 1,167,923	$ 758,710	$ 743,182	$ 97,484	$ 669,274	$7,395,425
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	$ 449,456	$ -	$ -	$ -	$ -	$ -	$ -	$ 449,456
Repurchase Agreements	-	-	375,006	125,000	-	-	-	500,006
Federal Funds	380,000	80,000	-	-	-	-	-	460,000
Deposits								
Certificates of Deposit	2,091,498	406,137	116,279	77,558	53,164	26,969	-	2,771,605
Demand Deposits and Savings Accounts	698,191	105,033	120,967	120,967	259,494	11,072	-	1,315,724
Transactional Accounts	66,727	33,042	148,689	148,689	421,285	-	12,157	830,589
Senior and Subordinated Debt	95,000	21,600	115,000	-	-	119,565	-	351,165
Other Liabilities and Capital	-	-	-	-	-	-	716,880	716,880
Total Liabilities and Capital	$ 3,780,872	$ 645,812	$ 875,941	$ 472,214	$ 733,943	$157,606	$ 729,037	$7,395,425
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	$ 604,255	$ -	$ -	$ -	$ 50,000	$ 10,000	$ -	$ 664,255
Interest Rate Swaps (Liabilities)	60,000	-	500,000	104,255	-	-	-	664,255
Cap's	-	-	-	-	-	-	1,075,000	1,075,000
Cap's Final Maturity	-	-	-	-	-	-	1,075,000	1,075,000
GAP	316,195	(239,772)	(208,018)	182,241	59,239	(50,122)	(59,763)	-
Cumulative GAP	$ 316,195	$ 76,423	$ (131,595)	$ 50,646	$ 109,885	$ 59,763	$ -	$ -

Interest rate risk is the primary market risk to which the Corporation is exposed. Nearly all of the Corporation's interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, investment securities, deposits, short-term borrowings, senior and subordinated debt and derivative financial instruments used for asset and liability management.

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

The Financial Profitability Report identifies individual components of the Corporation's non-trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

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

Risk management policy and procedures establish a risk tolerance loss limit of 4.5% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of September 30, 2001, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $7.1 million which represents a 2.86% decrease in net interest income, which is below the established 4.5% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of September 30, 2001, it was determined that the Corporation had a potential loss in net interest income of approximately $13.7 million, which represents a 5.56% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2001 the Corporation had $2.5 billion in unsecured lines of credit ($0.9 billion available) and $4.7 billion in collateralized lines of credit with banks and financial entities ($3.9 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

The Corporation's general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation's capital, reserves and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. The Corporation's risk management policies and procedures require a minimum stock of net liquid assets of 2% of total liabilities plus contingent liabilities. As of September 30, 2001, the Corporation had a liquidity ratio of 14.38%. At September 30, 2001 the Corporation had total available liquid assets of $921 million. The Corporation believes it has sufficient liquidity to meet current obligations.

 Derivatives

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets (including securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation's business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them mostly for hedging purposes.

Asset-liability risk management activities are conducted in the context of the Corporation's liability sensitivity to interest rate changes. This liability sensitivity arises due to interest-bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties' credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of September 30, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation's principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to hedge the Corporation's cost of funds, in the Commercial Paper Program and Repurchase Agreements, and to close the gap in a scenario of interest rates to the upside.

As of September 30, 2001, the Corporation had outstanding interest rate caps, with a notional value of $1,075,000,000, maturing through the year 2002. The caps are at a level of 5.75% and 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write-off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of September 30, 2001, the Corporation recognized a loss of approximately $1,190,000 net of the effect of the related tax benefit of approximately $760,000 in other comprehensive income due to the revaluation of that derivative. For the nine months ended September 30, 2001, the Corporation recognized a loss of approximately $1,004,000 in other gains and losses due to hedge ineffectiveness of the caps.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. As of September 30, 2001, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $664,255,000, maturing through the year 2014. The weighted average rate paid and received on these contracts is 4.07% and 3.13%, respectively. As of September 30, 2001, the Corporation had retail certificates of deposit amounting to approximately $60 million swapped to create a floating rate source of funds and a $4.3 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. The Corporation recognized a transition adjustment gain of approximately $198,000 net of the effect of the related tax cost of approximately $127,000, as a cumulative type adjustment on these swap agreements in the consolidated statements of income. For the nine-month period ended September 30, 2001 the Corporation recognized a gain of approximately $576,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses on the consolidated statements of income.

The Corporation swapped $35.0 million of floating rate medium term notes (which matured in September 2001) and $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. A transition adjustment loss of approximately $2,697,000 net of the effect of the related tax benefit of approximately $1,724,000 was recognized in other comprehensive income. During 2001, the Corporation also swapped $350.0 million of time deposits and $150.0 million of commercial paper at a fixed spread over Libor. These swaps were designated as cash flow hedges. For the nine month period ended September 30, 2001, an additional loss of approximately $4,934,000 net of the related tax benefit of approximately $3,154,000 was recorded in other comprehensive income due to changes in the fair market value of the swaps.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. The Corporation recognized a transition adjustment gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively. For the nine-month period ended September 30, 2001, an additional loss of approximately $556,000 and $1,544,000 was recorded for the embedded derivative instruments and the option contracts, respectively.

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

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

  The Corporation's wholly owned subsidiary Banco Santander Puerto Rico received a license from the Commissioner of Financial Institutions to begin operations of an international banking entity that will function under the name of Santander International Bank of Puerto Rico.

The main purpose of Santander International Bank is to efficiently serve the financial needs for clients that reside outside of Puerto Rico.

ITEM 6 EXHIBITS AND

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

  Reports on Form 8-k

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP

Name of Corporation

Date: November 9, 2001	By:/s/ José Ramón Gonzalez
Senior Executive Vice President and
Chief Financial Officer

Date: November 9, 2001	By:/s/ María Calero
Executive Vice President
And Principal Accounting Officer