Form 10-K
period 2001-12-31
SANTANDER BANCORP
filed 2002-04-01
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2001

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

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (for such shorter period that the Bank was required to file such reports) and has been subject to such filing requirement for the past 90 days. Yes X No______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrants knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 5, 2001 the Corporation had 39,344,170 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliate of the Corporation was $164,904,907 based upon the reported closing price of $19.85 on the New York Stock Exchange on that date.

___________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

  Portion of the Corporation´s Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated herein by reference to Item I of Part I, Items 5 through 8 of Part II and Item 14 (a)(1) of Part IV.

  Portions of the Corporation´s Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Item 10 through 13 of Part III.

SANTANDER BANCORP

CONTENTS
PART I

	Item 1.	Business .........................................................................
	Item 2.	Properties ........................................................................
	Item 3.	Legal Proceedings ................................................................
	Item 4.	Submission of Matters to a Vote of Security Holders ..

PART II

	Item 5.	Market for Corporation's Common Equity and Related
Stockholder Matters ..............................................
	Item 6.	Selected Financial Data ....................................................
	Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................
	Item 7A.	Quantitative and Qualitative Disclosures
About Market Risk...................................................
	Item 8.	Financial Statements and Supplementary Data ................
	Item 9.	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure..............

PART III

	Item 10.	Directors, Executive Officers and Control Persons
of the Corporation ...................................................
	Item 11.	Executive Compensation .....................................................
	Item 12.	Security Ownership of Certain Beneficial
Owners and Management..........................................
	Item 13.	Certain Relationships and Related Transactions..................

PART IV

	Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K .........................................................

SIGNATURES ............................................................................................

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

The Corporation´s main subsidiary Banco Santander is one of the Island´s largest financial institutions with a network of 65 branches and 121 ATMs. As of December 31, 2001 the Bank had total assets of approximately $7.7 billion, total deposits of $4.8 billion and stockholders´ equity of $580.0 million. The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Financial Institutions of Puerto Rico ("Commissioner"). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. The Bank operates one of Puerto Rico´s most extensive branch networks, with 65 branches strategically distributed across Puerto Rico as well as 121-unit island-wide ATM network. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation ("Santander Mortgage"), which has eight offices in Puerto Rico.

The Corporation´s other subsidiary, Santander Insurance Agency (SIA) was organized during the year 2000 as Santander BanCorp became the first financial holding company in Puerto Rico to have a subsidiary licensed as an insurance agency by the Insurance Commissioner of Puerto Rico to offer this service in the Island. This comes as a result of the recently passed federal Gramm-Leach-Bliley Act that authorizes financial holding companies to enter into the insurance business. Santander Insurance Agency was licensed by the Insurance Commissioner of Puerto Rico both as a corporate and general agent during the fourth quarter of 2000. The first phase of the operation, launched in December 2000, is focusing on the marketing of diverse products including the sale of credit life insurance, personal accident insurance, dwelling/hazard insurance against fire, earthquakes and hurricanes, title insurance, leasing insurance. During its first full year of operations SIA turned in an outstanding performance, having generated $3.2 million in net insurance commissions for the year and exceeded its goals in both market penetration and earnings for the year. Insurance production grew during 2001 on the basis of direct marketing and referrals.

During the fourth quarter of 2001, the Corporation obtained regulatory approval to open an international banking entity, Santander International Bank (SIB). SIB is a 100% owned subsidiary of Banco Santander Puerto Rico and was created for the purpose of providing specialized products and services to foreign customers. SIB is expected to be fully operational during 2002.

Banco Santander Central Hispano, S.A. ("Santander Central Spain") currently owns 80.5% of the Corporation, directly and through its subsidiaries. Santander Central Spain had total assets of US $316 billion at December 31, 2001. Santander Central Spain, along with its consolidated subsidiaries, is the leading financial group in Spain and Latin America and the fourth largest by market capitalization in the Euro Zone, and provides a comprehensive range of banking, financial and related services to corporate and individual clients in 42 countries. Santander Central Spain is currently ranked among the top fifty banks in the world in terms of assets, capital and market capitalization.

The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 759-7070. The Corporation´s Internet web site is www.santandernet.com.

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

Business Overview

The Corporation organizes its operations in three principal lines of business: commercial banking, consumer banking and mortgage banking. Commercial banking is composed principally of branch-based commercial banking (including middle-market banking and certain specialized departments), corporate banking and construction lending. Consumer banking includes personal loans, automobile loans, credit cards and certain other fee-based services. Mortgage banking, which is primarily conducted through a wholly owned subsidiary, involves the origination and servicing of residential mortgage loans. The insurance operations are another line of business in which the Corporation commenced its involvement during 2000. The first phase of the operation, launched in December 2000, is focusing on the marketing of diverse products including the sale of credit life insurance, personal accident insurance, dwelling/hazard insurance against fire, earthquakes and hurricanes, title insurance, leasing insurance. During 2001 SIA concentrated its efforts on training and licensing personnel to sell insurance while simultaneously offering new lines of insurance to serve a wider market range that includes small and medium-size businesses and other types of personal and commercial risk. These efforts resulted yielded an outstanding performance for SIA during the year. For further information on the Corporation´s segments, refer to Note 24 of the Corporation´s Audited Financial Statements incorporated herein by reference.

Commercial Banking

The Corporation delivers financial services to its commercial banking clients through its branch-based commercial banking, corporate banking and construction lending units. The Bank´s branch-based commercial banking unit focuses primarily on individuals and small and medium-size businesses. The Corporation has traditionally competed in the branch-based commercial sector through its extensive branch network and the support of specialized departments focusing on areas such as middle-market, agriculture, small business, factor liens, public sector and international. The branch-based commercial banking unit distributes to its targeted audience most of the lending and deposit products offered by the Corporation, including commercial loans, consumer loans and deposits. The Corporation´s corporate banking unit provides banking products to large, locally-owned entities, subsidiaries of U.S. mainland and foreign corporations, and certain specialized industry sectors such as health and financial services, insurance, tourism, government, higher education and telecommunications. The Corporation offers its corporate banking clients a wide array of lending products such as credit lines, term loans, letters of credit, warehousing lines and syndicated loans and deposit products such as the interactive, state of the art cash management electronic system known as Santander Global. The Corporation´s construction lending unit is dedicated to the financing of residential, commercial ad industrial projects.

Branch-Based Commercial Banking

The Corporation provides a full range of financial products serving middle-market customers and other market segments. The branch-based commercial banking business is served through an extensive network of branches strategically located throughout Puerto Rico, representing the second largest network in Puerto Rico. See "Distribution Channels". The Corporation has traditionally competed in the branch-based commercial sector with the assistance of specialized departments focusing on areas such as middle-market, agriculture, small business, factor liens, public sector and international. These specialized departments are responsible for the marketing of the Corporation´s product lines, including working capital lines of credit, commercial loans, mortgages, warehousing lines of credit, asset-backed financing, leasing, payment services, interest bearing deposits, trade financing and all types of electronic services.

Corporate Banking

Corporate Banking is a centralized unit, providing credit services to large locally owned entities with sales in excess of $75.0 million, subsidiaries of foreign companies, and companies operating in specialized sectors such as health services, finance, higher education, government, telecommunications and tourism. In general, the Corporate Banking Unit originates loans of $7.5 million or larger and is also responsible for all of the Corporation´s participation in syndicated loans.

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

Consumer Banking

Historically, the Corporation focused on serving commercial customers. In recent years, the Corporation has placed increased emphasis on consumer banking. The Corporation has and will continue to expand this business by leveraging on Santander´s brand name and its extensive branch distribution network. The Corporation currently offers a wide variety of consumer banking services and products, including personal loans, credit and debit cards and deposit accounts. The Corporation also uses telephone and Internet banking as alternative channels for the distribution of its consumer products. During the year 2000, the Corporation made a strategic decision to withdraw from the auto-lending sector and has tightened underwriting standards in response to the economic recession.

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

Deposit Base

With one of the largest branch networks in Puerto Rico, the Corporation funds its operations primarily through retail deposits, offering its customers a variety of products. The Corporation had 65 branches throughout Puerto Rico as of December 31, 2001. The Corporation offers three major types of deposit accounts: demand deposit accounts (both interest and noninterest bearing); savings accounts; and time deposits.

The Corporation´s strategy for attracting deposits is to offer its clients convenient and market-leading account services. Branch location is an important consideration for both retail and corporate clients. The Corporation continues to expand its full service branch network throughout Puerto Rico, particularly in high growth regions of the island. In the consumer market, the Corporation primarily targets middle and upper income clients in general, although it has also developed products targeted to its low-income clients. In the corporate market, the Corporation attracts deposits primarily through the range of client services it provides.

Distribution Channels

The Corporation has a broad distribution system through its extensive network of 65 branches and 121 ATMs. The Corporation´s branch and ATM network is one of the largest in Puerto Rico in terms of the number of branches and ATMs and geographic coverage. As of December 31, 2001, the Corporation had 33 branches in metropolitan San Juan and 32 branches throughout the rest of Puerto Rico.

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

Human Resources and Labor Matters

At December 31, 2001, the Corporation had 1,510 full-time equivalent employees, compared to 1,405 full-time equivalent employees at December 31, 2000. The Corporation is not a party to any collective bargaining agreements with unions. The Corporation has not experienced a strike and considers relations with its employees to be good.

Forward Looking Statements

When used in this Form 10-K or future filings by Santander BanCorp with the Securities and Exchange Commission, in the Corporation´s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to" , "will continue" , "is anticipated", "estimate", "project", "believe" , or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. At December 31, 2001, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

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

The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank´s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2001, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

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

At December 31, 2001, the Bank was well capitalized. Like any other institution, the Bank´s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank´s financial condition and results of operations.

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

FDIC Deposit Insurance Assessments

The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund ("BIF"). Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund ("SAIF"). As of December 31, 2001, the Bank had a BIF deposit assessment base of approximately $4.1 billion, and a SAIF deposit assessment base of approximately $0.7 billion.

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

The Bank was classified as a well-capitalized institution as of December 31, 2001. The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.

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

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50% of the commercial bank´s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. As of December 31, 2001, the legal lending limit for the Bank under this provision was approximately $74.1 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank´s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2001, the Bank had an adequate reserve fund established.

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

Section 14 of the Banking Law authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. The Bank currently has two subsidiaries, Santander Mortgage, a mortgage company, and Santander International Bank, an international banking entity.

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

ITEM 2. PROPERTIES

As of December 31, 2001, the Corporation owned twenty facilities which consisted of three office buildings, eleven branches and six parking lots. In addition, the Corporation leases sixty-five facilities in Puerto Rico. There are fifty-four leased branch premises, while warehouse space is rented in two different locations. There are also two facilities where the Corporation is building new full service branches and one facility where the Corporation will be relocating an existing branch. The Corporation´s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:

Banco Santander Main Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico. Banco Santander is the sole occupant.

Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico. Private banking, investments, marketing, compliance, auditing, corporate services and trust are the main activities conducted at this facility. Approximately 12% of the space is leased to non-affiliates tenants or affiliates. Leases to affiliates were made at prevailing market rates.

Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico. The main activities conducted in this building are operations, management information systems, accounting and consumer banking. One story of this building is occupied by EDS personnel for the data processing and proof and transit functions.

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

Year	Calendar	Price Range
	Quarter	High	High
2001	1st	19.7500	18.6875
	2nd	19.7500	18.7100
	3rd	19.9600	18.6000
	4th	19.9500	18.7000

2000	1st	17.0000	11.7500
	2nd	13.6250	11.7500
	3rd	16.5000	11.3750
	4th	19.3750	13.7500

As of December 31, 2001 the approximate number of record holders of the Corporation's Common Stock was 149, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $19.41 per share.

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

Dividend on the Corporation´s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 1999 the Bank declared and paid quarterly cash dividends on common stock of $0.11 per share for an annual dividend payment to common stockholders of $17.0 million or $0.44 per share. During 2000, prior to the reorganization, the Bank declared a dividend of $0.11 for the first quarter. The Corporation declared and paid common stock dividends of $13.8 million or $0.11 per share on a quarterly basis commencing in June 2000. During 2001 the Corporation declared and paid quarterly cash dividends of $0.11 per share for an annual dividend payment to common stockholders of $17.5 million or $0.44 per share.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in the table under the caption "Selected Consolidated Financial Information" on pages 2 and 3 of the Management Discussion and Analysis of Results of Operations and Financial Condition ("MD&A"), and is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item appears on pages 4 through 27 in the MD&A, and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Corporation appears on pages 18 through 23 in the MD&A, under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by reference. The table under the caption "Maturity and Interest Rate Sensitivity of Interest Earnings Assets as of December 31, 2001 on page 23 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation´s lending criteria.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item appears on pages 29 through 57 and 28 under the caption "Selected Statistical Information", in the MD&A and is incorporated herein by reference. Selected quarterly results (unaudited) appear on Note 25 to the Audited Consolidated Financial Statements on page 57, and is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank", Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Committees" including "Nominees for Election as Directors" and "Executive Officers" of the Bank´s definite Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 26, 2002 (the "Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 26, 2002 (the "Proxy Statement"), is incorporated by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are part of this report and appear on the pages indicated

(1) Consolidated Financial Statements:
Report of Independent Public Accountants	29
Consolidated Balance Sheets at December 31, 2001 and 2000	30
Consolidated Statements of Income for the Years Ended
December 31, 2001, 2000, and 1999	31
Consolidated Statements of Changes in Stockholders´
Equity and Other Comprehensive Income for the Years
Ended December 31, 2001, 2000 and 1999	32
Consolidated Statements of Cash Flows for the Years
Ended December 31 2001, 2000 and 1999	33
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999	34
(2) Financial Statement Schedules are not presented because the information is not applicable or are included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.
(3) The exhibits listed on the Exhibit Index on page 20 of this report are filed herewith or are incorporated herein by reference.
B. Reports on Form 8-K during the quarter ended December 31, 2001

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP

(REGISTRANT)

Dated:	3/15/02	By:	S/JUAN ARENADO ARSUAGA
Juan Arenado Arsuaga
Director
President and Chief Executive Officer

Dated:	3/15/02	By:	S/JOSE RAMON GONZALEZ
José Ramón González
Director
Senior Executive Vice President and
Principal Financial Officer

Dated:	3/15/02	By:	S/MARIA CALERO PADRON
María Calero Padrón
Director
Executive Vice President and
Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\BENITO CANTALAPIEDRA	Chairman	3/15/02

S:\CARMEN ANA CULPEPER	Director	3/15/02

S:\ RICHARD REISS	Director	3/15/02

S:\ ROBERTO VALENTIN	Director	3/15/02

EXHIBIT INDEX

Exhibit No.	Description	Reference

(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander BanCorp	a.

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	b.

(3.1)	Articles of Incorporation	c.

(3.2)	Bylaws	d.

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	e.

(4.2)	Offering Circular for $25,000,000 AFICA Note Program	f.

(4.3)	Bank Notes Program and Distribution Agreement	g.

(4.4)	Offering Circular for $26,000,000 AFICA Note Program	h.

(4.5)	Offering Circular for $25,000,000 AFICA Note Program	Exhibit A

(12.1)	Computation of Earnings to Fixed Charges	Exhibit B

(13.1a)	Registrant´s Annual Report to Shareholders for the
	Year Ended December 31, 2001	Exhibit C

(13.1b)	Registrant's Annual Report-Consolidated Financial Statement Analysis
	And 2001 Results Santander BanCorp fr the Year Ended December 31, 2001	Exhibit C

(21.0)	Subsidiaries of the Registrant	Exhibit D

(23.1)	Consent of Independent Public Accountants	Exhibit E

(99.1)	Registrant´s Proxy Statement for the April 2_, 2002 Annual
	Meeting of Stockholders	i.

  Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to Exhibit (2.1 of the 2000 10K
  Incorporated by reference to Exhibit (3.1) of the 1998 Form 10K
  Incorporated by reference to Exhibit (3.2) of the 1998 Form 10K
  Incorporated by reference to Exhibit (4.1) of the 1998 Form 10K
  Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
  Incorporated by reference to Exhibit (4.4) of the 2000 10K
  Incorporated by reference to March 26, 2002 filling by Chase Mellon Investor Services on behalf of the registrant.