Form 10-Q
period 2002-03-31
SANTANDER BANCORP
filed 2002-05-14
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended March 31, 2002

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

207 Ponce de Leon Avenue
Hato Rey, Puerto Rico	00917
(Address of principal excutive offices)	(Zip Code)

Registrant´s telephone number, including area code:
(787) 750-7070

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (for such shorter period that the Bank was required to file such reports) and has been subject to such filing requirement for the past 90 days.

Yes X No______

Indicate the number of shares outstanding of each of the Registrant´s classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of March 31, 2002

Common Stock, $2.50 par value	39,344,170

SANTANDER BANCORP

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

PART I & ITEM I

FINANCIAL STATEMENTS

The accompanying notes are integral part of these consolidated balance sheets

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share data)

	(UNAUDITED) For the quarters ended March 31, 2002	March 31, 2001
INTEREST INCOME:		
Loans	$ 77,820	$ 101,645
Investment securities	16,056	40,011
Interest bearing deposits	274	328
Federal funds sold and securities purchased under agreements to resell	1,395	647
Total interest income	95,545	142,631
INTEREST EXPENSE:		
Deposits	20,843	41,138
Securities sold under agreements to repurchase and other borrowings	19,775	39,871
Subordinated capital notes	225	290
Total interest expense	40,843	81,299
Net interest income	54,702	61,332
PROVISION FOR LOAN LOSSES	11,972	13,145
Net interest income after provision for loan losses	42,730	48,187
OTHER INCOME:		
Service charges, fees and other	10,434	9,744
Gain (loss) on sale of securities	8,141	5,010
Gain on sale of mortgage servicing rights	123	118
Other	4,462	3,911
Total other income	23,160	18,783
OTHER OPERATING EXPENSES:		
Salaries and employee benefits	19,535	17,962
Occupancy costs	3,330	3,713
Equipment expenses	3,102	2,918
Other operating expenses	21,376	18,631
Total other operating expenses	47,343	43,224
Income before provision for income tax	18,547	23,746
PROVISION FOR INCOME TAX	4,629	3,730
NET INCOME before transition adjustment	13,918	20,016
TRANSITION ADJUSTMENT LOSS, net of deferred taxes	-	(8,246)
NET INCOME	$ 13,918	$ 11,770
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 12,776	$ 10,628
EARNINGS PER COMMON SHARE		
BEFORE TRANSITION ADJUSTMENT	$ 0.32	$ 0.46
TRANSITION ADJUSTMENT	-	(0.20)
NET INCOME	$ 0.32	$ 0.26

The accompanying notes are an integral part of these consolidated statements

The accompanying notes are an integral part of these consolidated statements

The accompanying notes are an integral part of these consolidated statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002 AND 2001

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the Corporation), an 80.5% owned subsidiary of Santander Central Hispano, S.A. conform with accounting policies generally accepted in the United States and with general practices within the financial industry. The following is a summary of the most significant policies:

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of March 31, 2002 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2001.

Nature of Operations and Use of Estimates

The Corporation was reorganized on May 2nd, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiary (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax-free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax-free exchange for purposes of Puerto Rico income tax laws.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank´s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Until December 31, 2000, gains and losses on these contracts were deferred and were reflected in income when the contracts were settled. Effective January 1, 2001, the Corporation accounts for its derivative instruments following the provisions of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Corporation engages on a limited basis in derivative financial instruments for trading purposes.

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. The Corporation´s average number of common shares outstanding used in the computation of earnings per common share was 39,364,860 and 40,761,793 for the quarters ended March 31, 2002 and 2001, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended March 31, 2002 and 2001.

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

Other Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" during June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets."

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. This statement requires that goodwill be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. All intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the entity´s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Corporation applied SFAS No. 142 on January 1, 2002. The Corporation did not recognize any transition adjustment loss on the initial application of SFAS No. 142. Goodwill amortization for 2001 was approximately $1,197,000.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Currently, it is the opinion of management that the implementation of SFAS No. 143 is not expected to have a material impact on the Corporation´s consolidated results of operations or consolidated financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Under the provisions of this statement, for long-lived assets to be held and used an impairment loss will be recognized only if the carrying amount of the long-lived assets is not recoverable from its undiscounted cash flows and that impairment loss shall be measured as the difference between the carrying amount and fair value of the asset. SFAS No. 144 requires that long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until disposed of. Long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, shall be recorded at the lower of its carrying amount or fair value less cost to sell and depreciation shall cease. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Currently, it is the opinion of management that the implementation of SFAS No. 144 is not expected to have a material impact on the Corporation´s consolidated results of operations or consolidated financial position.

2. Investment Securities Available for Sale:

Investment securities available for sale and related contractual maturities:

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value

3. Investment Securities Held to Maturity:

Investment securities and related contractual maturities:

Contractual maturities on certain securities, including mortgage-backed securities could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation´s loan portfolio at March 31, 2002 and December 31, 2001 consists of the following:

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

7. Short-Term Borrowings:

Following are summaries of short-term borrowings for the periods indicated, in thousands:

Federal funds purchased and other borrowings, repurchase agreements and commercial paper mature as follows:

The following securities were sold under agreements to repurchase:

8. Stockholders´ Equity:

The Corporation has 10,000,000 shares of authorized preferred stock with a par value of $25, of which 2,610,008 were issued and outstanding at March 31, 2002 and December 31, 2001. The terms of the Series A Preferred Stock do not permit the payment of cash dividends on Common Stock if dividends on the Series A Preferred Stock are in arrears. The holders of the Series A Preferred Stock are entitled to receive noncumulative cash dividends when, as and if declared by the Board of Directors, out of the assets of the Corporation legally available therefor, at an annual rate of $1.75 per share of Series A Preferred Stock. The earnings per share computation excludes the dividends paid on preferred stock. The Corporation has continued to pay dividends on preferred stock at the rate of 7% annually.

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

During 2002 and 2001 the Corporation declared and paid quarterly cash dividends of $0.11 per share to its common shareholders.

On May 2nd, 2000, the Bank underwent a corporate reorganization wherein Santander BanCorp, a bank holding company was incorporated. As a result, shareholders of Banco Santander Puerto Rico became shareholders of Santander BanCorp and Banco Santander Puerto Rico became a wholly owned subsidiary of Santander BanCorp in a tax-free exchange for purposes of Puerto Rico income tax laws.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under the Stock Repurchase Programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of March 31, 2002, 3,140,700 shares amounting to $54,131,000 had been repurchased under the plans and are recorded at cost in the accompanying consolidated balance sheets.

The Corporation started a Dividend Reinvestment and Cash Purchase Plan in May 2000 under which holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of March 31, 2002, the Corporation had the following derivative financial instruments outstanding:

As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

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

As of March 31, 2002, the Corporation had outstanding interest rate caps, with a notional value of $575,000,000, maturing through the year 2002. The caps are at a level of 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write-off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of March 31, 2002, the Corporation recognized no gain or loss related to that derivative.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. The Corporation swapped $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835.0 million during 2001and $40.0 million during 2002 to hedge the rollover of a series of fixed-rate short-term debt instruments these were designated as cash flow hedges. During 2002 $700 million of these cash flow hedges were cancelled due to fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A gain of $412,000 was recognized on the cancellation of these swaps.

As of March 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $189,088,000, maturing through the year 2017. The weighted average rate paid and received on these contracts is 3.83% and 3.25%, respectively. As of March 31, 2002, the Corporation had retail certificates of deposit amounting to approximately $183.8 million swapped to create a floating rate source of funds and a $4.1 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the quarter ended March 31, 2002, the Corporation recognized a loss of approximately $639,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses in the consolidated statements of income.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. The Corporation recognized a transition adjustment gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively. For the quarter ended March 31, 2002, a gain of approximately $201,000 was recorded for the embedded derivative instruments and a loss of approximately $214,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of March 31, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,493,000 and recorded a gain of $1,455 net of the related tax liability of $568 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative transactions with customers. During 2002 the Corporation entered into interest rate caps with customers and simultaneously hedged the cap with an interest rate cap with a related party under the same terms and conditions. The Corporation recognized a net gain of $8,000 on this transaction.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation met all capital adequacy requirements to which it was subject as of March 31, 2002.

As of March 31, 2002, the Corporation was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain a minimum total risk-based, Tier I capital and Tier I leverage ratio as set forth in the following table. In management´s opinion, there are no conditions or events since that notification that would have changed the institution´s category.

At March 31, 2002, required and actual regulatory capital amounts and ratios follow:

At December 31, 2001, required and actual regulatory capital amounts and ratios follow:

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

12. Segment Information:

Types of Products and Services

During 2001, the Corporation changed the structure of its internal organization which affected the composition of its reportable segments. Management´s focus has changed from a product-based approach to a client based focus. Segment information of prior years included herein has been restated to conform with current year presentation. The Corporation has three reportable segments: Retail Banking, Mortgage Banking, and Investments. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided on these operations, since they did not meet the quantitative thresholds for disclosure of segment information.

Through its Retail Banking, the Corporation provides a full range of financial products serving corporate, middle-market customers and individual customers as well as other market segments. This segment is composed of the Corporation´s branch network as well as certain specialized central units. This segment provides a full range of financial products such as deposits, commercial and consumer loans, electronic banking and others. This segment offers traditional banking services and has a specialized workforce to offer products and services tailored to the specific needs of the clients based on each client´s profile.

The Corporation engages in mortgage banking through the Bank´s subsidiary, Santander Mortgage Corporation. The Corporation´s mortgage banking business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its Investments Department, the Corporation manages its assets and liabilities maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

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

The following presents financial information of reportable segments for the periods ended March 31, 2002 and 2001. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:

PART I – ITEM II

Management´s Discussion and Analysis of Financial Condition and

Results of Operations

SANTANDER BANCORP
Selected Financial Data
	Quarter
	ended March 31,
(Dollars in thousands, except per share data)	2002	2001
CONDENSED INCOME STATEMENTS
Interest income	$ 95,545	$ 142,631
Interest expense	40,843	81,299
Net interest income	54,702	61,332
Security (losses) gains	8,141	5,010
Gain on sale of mortgage servicing rights	123	118
Other income	14,896	13,655
Operating expenses	47,343	43,224
Provision for loan losses	11,972	13,145
Income tax	4,629	3,730
Transition adjustment	-	(8,246)
Net income	$ 13,918	$ 11,770
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008
End of period	2,610,008	2,610,008
Cash Dividend per Share	$ 0.44	$ 0.44
PER COMMON SHARE DATA*
Net income	$ 0.32	$ 0.26
Book value	$ 13.71	$ 13.10
Outstanding shares:
Average	39,364,860	40,761,793
End of period	39,344,170	40,460,670
Cash Dividend per Share	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,339,760	4,437,221
Allowance for loan losses	55,435	51,338
Earning assets	6,560,599	7,206,527
Total assets	6,883,423	7,557,847
Deposits	4,184,251	4,001,938
Borrowings	1,987,943	2,853,407
Preferred equity	65,250	65,250
Common equity	534,449	533,494
PERIOD END BALANCES
Net loans	4,244,163	4,466,575
Allowance for loan losses	53,027	47,970
Earning assets	7,543,979	7,060,103
Total assets	7,788,192	7,290,771
Deposits	4,431,336	3,829,199
Borrowings	2,637,602	2,764,902
Preferred equity	65,250	65,250
Common equity	539,386	530,167
SELECTED RATIOS
Performance:
Net interest margin tax-equivalent basis	3.57%	3.82%
Efficiency ratio (1)	65.08%	52.97%
Return on average total assets (on an annualized basis)	0.82%	0.63%
ROA (annualized) before transition adjustment	0.82%	1.07%
Return on average common equity (on an annualized basis)	9.69%	8.08%
ROE (annualized) before transition adjustment	9.69%	14.35%
Average net loans/average total deposits	103.72%	110.88%
Average earning assets/average total assets	95.31%	95.35%
Average stockholders' equity/average assets	8.71%	7.92%
Fee income to average assets (annualized)	0.61%	0.52%
Capital:
Tier I capital to risk-adjusted assets	11.56%	11.18%
Total capital to risk-adjusted assets	12.60%	12.19%
Leverage Ratio	8.56%	7.65%
Asset quality:
Non-performing loans to total loans	2.45%	1.81%
Annualized net charge-offs to average loans	1.09%	1.51%
Allowance for loan losses to period-end loans	1.23%	1.06%
Allowance for loan losses to non-performing loans	50.31%	58.58%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	48.77%	57.27%
Non-performing assets to total assets	1.42%	1.24%
Recoveries to charge-offs	25.09%	16.04%
*Per share data is based on the average number of shares outstanding during the periods.
(1) Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses

MANAGEMENT´S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial condition and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

 Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Corporation believes that of its significant accounting policies detailed in Note 1 to the consolidated financial statements, the following may involve a higher degree of judgement and complexity.

Allowance for Loan Losses. The Corporation assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Any significant changes in these considerations would have an impact on the allowance for loan losses.

Financial Instruments. Certain financial instruments including derivatives, hedged items and investment securities available for sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.

Income taxes. In preparing the consolidated financial statements the Corporation is required to estimate income taxes. This involves an estimation of current tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The carrying value of the Corporation´s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates the realizability of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. For the quarter ended March 31, 2002, the Corporation had no recorded valuation allowances related to its net deferred tax assets.

Impairment of long-lived assets, goodwill and other intangible assets. The Corporation´s long-lived assets include premises and equipment, goodwill and other intangible assets. Premises, equipment and intangible assets with finite useful lives are amortized over their estimated useful lives. Useful lives are based on management´s estimates of the period that the assets will generate revenue. If circumstances and conditions indicate deterioration in the value of tangible assets the book value would be adjusted and a loss would be recognized in current operations.

On January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment by comparing the fair values of those assets with their recorded amounts. In assessing the recoverability of goodwill and other intangibles the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded. The Corporation did not recognize any transition adjustment loss on the initial application of SFAS No. 142.

Pension and Other Postemployment Benefits. The determination of the Corporation´s obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from the Corporation´s assumptions are accumulated and amortized over future periods and therefore, generally affect recognized expense and recorded obligation in such future periods. Management believes that the assumptions made are appropriate, however, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and future expense.

Results of Operations for the Quarter Ended March 31, 2002

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank).

Santander BanCorp (the Corporation) reported net income of $13.9 million for the first quarter of 2002, compared with $11.8 million for the same period in 2001. Earnings per common share (EPS) for the first quarter of 2002 were $0.32, based on 39,364,860 average shares outstanding. For the first quarter of 2001 the Corporation reported net income of $11.8 million after the effect of the net transition adjustment recognized pursuant to the implementation of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. Before the transition adjustment, net income for the first quarter of 2001 reached $20.0 million. Earnings per common share for the first quarter of 2001 were $0.26, and $0.46 before the transition adjustment, based on 40,761,793 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2002 were 0.82% and 9.69%, respectively, compared with 0.63% and 8.08% reported during the first quarter of 2001. Before giving consideration to the transition adjustment ROA and ROE for the first quarter of 2001 were 1.07% and 14.35%, respectively.

Net Interest Income

The Corporation´s net interest income decreased 10.8% to $54.7 million for the quarter ended March 31, 2002 from $61.3 million for the quarter ended March 31, 2001. The decrease in the quarter´s net interest income was due to a 9% reduction in average interest earning assets, as well as a decrease in the yield of those assets of approximately 230 basis points. There was a significant reduction in average investment securities of $0.8 billion during the first quarter of the year compared to the same period in 2001. There was also a reduction in average net loans of $97 million in 2002 compared to the same period in 2001. These decreases were partially offset by an increase in average interest bearing deposits of $300.8 million during the first quarter of 2002 compared to the same period in 2001. Average interest bearing liabilities also reflected a decrease of 11.5% to $5.5 billion in 2002 from $6.3 billion in 2001. The most significant decrease in average interest bearing liabilities was in borrowings.

To permit the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $3.0 million and $6.5 million for the quarters ended March 31, 2002 and 2001, respectively.

The net interest margin on a tax-equivalent basis decreased from 3.82% for the quarter ended March 31, 2001 to 3.57% for the quarter ended March 31, 2002. This decrease was primarily due to a decrease in the yield on earning assets as well as a decrease in earning assets. These decreases were partially offset by decreases in the cost of funds and in the cost of funding earning assets (due to decreases in the prime rate) and a decrease in the average balance of interest bearing liabilities.

The table on page 34, Quarterly Average Balance Sheet and Summary of Net Interest Income, presents average balance sheets, net interest income on a tax equivalent basis and interest rates for the first quarters of 2002 and 2001. The table on Interest Variance Analysis on a Tax Equivalent Basis on page 26, allocates changes in the Corporation´s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2002 compared with the first quarter of 2001. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis decreased $50.6 million, or 33.9% to $98.6 million for the quarter ended March 31, 2002 from $149.1 million for the quarter ended March 31, 2001. This decrease was attributed to a decrease of $14.4 million in the volume of the Corporation´s interest earning assets, together with a decrease in the yield of these assets of $36.2 million. These decreases were only partially offset by decreases in the volume of average interest bearing liabilities of $9.8 million and in the cost of those liabilities of $30.7 million.

Average interest earning assets decreased to $6.6 billion for the quarter ended March 31, 2001, compared with $7.2 billion for the same quarter in 2001, due primarily to a reduction in the average investment securities portfolio. Average investment securities decreased 31.8% from $2.7 billion in March 2001 to $1.8 billion during the same quarter in 2002.

The average volume of loans also reflected a decrease of $97 million for the quarter ended March 31, 2002 compared with the same period in 2001. The decrease in average loans was due primarily to decreases in average construction and consumer loans of $71.9 million and $122.5 million respectively, for the quarter ended March 31, 2002 compared to the same period in 2001. These decreases were partially offset by increases in average mortgage loans of $182.1 million for the same periods.

The average yield on earning assets decreased from 8.39% for the quarter ended March 31, 2001 to 6.09% for the quarter ended March 31, 2002. This decrease was due both to the decrease in average interest rates and in average loan balances.

Interest Expense

The Corporation´s average interest bearing liabilities decreased $719 million from $6.3 billion for the quarter ended March 31, 2001, to $5.5 billion for the quarter ended March 31, 2002. Average borrowings reflected a significant decrease of $760 million from $2.4 billion in March 2001 to $1.6 billion in March 2002. There was also a decrease in average time deposits of $100 million that was offset by an increase in savings and NOW accounts of $246 million during the first quarter of 2002 compared to the same period in 2001. The reduction in higher cost borrowings had a favorable impact on the Corporation´s results of operations during 2002.

Interest expense decreased 49.8% to $40.8 million for the quarter ended March 31, 2002 from $81.3 million for the quarter ended March 31, 2001. The decrease in interest expense was attributed to a $9.8 million decrease in the volume of interest bearing liabilities and a $30.7 million decrease in cost of funds.

There was an increase in the volume of average deposits during the first quarter of 2002 compared to the same period in 2001. The average cost of interest bearing liabilities also reflected a significant decrease of 227 basis points to 2.99% for the three-month period ended March 31, 2002 compared to 5.26% for the same period in 2001. This decrease is a direct result of the reductions in prime rate throughout 2001.

The following table allocates changes in the Corporation´s interest income, on a tax-equivalent basis, and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities, and changes in their respective interest rates, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

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

For the quarter ended March 31, 2002, the provision for loan losses was $12.0 million compared to $13.1 million for the same quarter in 2001. This decrease in the provision was due to the decrease in net charge offs of $4.9 million during the first quarter of 2002 as well as to the decrease in average loans during the period.

The allowance for loan losses stands at 1.23% of total loans as of March 31, 2002 an increase from 1.06% as of March 31, 2001. This allowance represents 50.31% of total non-performing loans, and when real estate collateral is considered this ratio reaches 120.3%. The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2002 decreased to 1.09% from 1.51% for the same period ended March 31, 2001.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities and certain other gains and losses and other income.

The following table sets forth the components of the Corporation´s other income for the quarters ended March 31, 2002 and 2001.

The Corporation´s other income reflected an increase of $4.4 million or 23.3% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This increase in other income was due to a securities gain of $8.1 million, an increase of $3.1 million over the gain recognized during the first quarter of 2001. Other service fees increased during the quarter ended March 31, 2002 due primarily to increases in credit card fees. Service fees on deposit accounts decreased as a result of the decrease in average overdrafts. These decreases were partially offset by increases in credit card, mortgage servicing, trust and other fees. The increase in credit card fees was due to operational changes in the processing of the portfolio that is now handled internally, thereby leading to a recognition of gross fees. First quarter gains were partially offset by lower gains on sales of mortgage loans and mortgage servicing rights retained during 2002 compared to 2001. There was also a lower loss recorded on valuation of derivative instruments of $0.2 million for the quarter compared to $2.0 million for the first quarter of 2001. The increase in other income is due to higher insurance commissions during 2002 and higher technical assistance fees to affiliates and increases in rentals of point of sale terminals.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

For the quarter ended March 31, 2002, the Corporation´s efficiency ratio on a tax equivalent basis reached a level of 65.08% compared to 52.97% for the same period in 2001, mainly as a result of a decrease in net interest income on a tax equivalent basis coupled with an increase in operating expenses.

For the quarter ended March 31, 2002 total operating expenses reflected an increase of $4.1 million or 9.5% compared to the same period in 2001. Personnel costs reflected an increase of $1.6 million for the quarter ended March 31, 2002 compared to the same period in 2001. This increase was due to an increase in personnel of approximately 277 employees, increase in salaries of approximately 3.5% and increases in overtime and temporary help due to special projects related to systems conversions.

Other operating expenses reflected an increase of $2.5 million during the quarter ended March 31, 2002. This increase was due to an increase in "All Other Expenses" as a result of lower deferral of loan origination costs of $1.6 million, higher software amortization of $0.5 million, higher insurance costs of $0.3 million and higher commissions on loans and credit card expenses of $0.3 million each. These increases were partially offset by decreases in occupancy expense, communications, advertising and amortization of intangibles as a result of implementation of SFAS No. 142.

Provision for Income Tax

The provision for income tax amounted to $4.6 million (or 25.0% of pretax earnings) for the quarter ended March 31, 2002 compared to $3.7 million (or 15.7% of pretax earnings) for the same period in 2001. The increase in income tax expense is due lower exempt income in 2002 and to the recognition of certain nonrecurring tax benefits in 2001. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax-exempt interest income.

FINANCIAL CONDITION – MARCH 31, 2002

Assets

The Corporation´s assets reached $7.8 billion as of March 31, 2002, a 1.7% increase compared to total assets of $7.7 billion at December 31, 2001. This increase was a result of an increase in the investment portfolio of $572 million during the quarter due to the Corporation´s effort to increase the portfolio that was partially called during 2001. There was also a decrease of $307.9 million in cash and cash equivalents and in net loans of $144.8 million during the first quarter of the year.

The composition of the loan portfolio was as follows:

Net loans at March 31, 2002 were $4.2 billion, reflecting a decrease in the loan portfolio of $145 million compared to $4.4 million at December 31, 2001.

The Corporation´s average loan portfolio for the first quarter of 2002 compared to the first quarter of 2001 reflects a decrease of $97.5 million. The downward trend in the Corporation´s lending activity and the Corporation´s strategic decision to withdraw from the auto-lending sector was partially offset by increases in the average mortgage loan portfolio of $182.1 million.

Non-performing Assets and Past Due Loans

As of March 31, 2002, the Corporation´s total non-performing assets increased to $110.4 million or 2.6% of total loans from $100.0 million or 2.3% of total loans as of December 31, 2001. The increase in non-performing assets was reflected primarily in the commercial and mortgage loan portfolios. Non-performing loans (excluding other real estate owned) at March 31, 2002 increased to $105.4 million or 2.5% of total loans from $95.2 million or 2.1% of total loans at December 31, 2001. Repossessed assets increased $0.2 million during the first quarter of 2002. Accruing loans past-due 90 days or more registered a decrease of $2.2 million from $5.5 million at December 31, 2001. The level of non-performing loans to total loans stands at 2.45% compared to 2.14% experienced at year-end 2001. As of March 31,2002 the coverage ratio (allowance for loan losses to total non-performing loans) reached 50.31%, when real estate collateral is considered, this ratio reflects a coverage of 120.3%. The Corporation continuously monitors non-performing assets and has provided additional resources to manage the non-performing loan portfolio.

Allowance for Loan Losses

The Corporation´s allowance for loan losses was $53.0 million, or 1.23% of loans, at March 31, 2002 compared to $52.9 million, or 1.19% of loans at year-end 2001. The coverage ratio (allowance for loan losses to non-performing loans) equaled 50.31% at the end of the first quarter of 2002, down from 55.52% at December 31, 2001, due to higher non-performing assets. Net charge-offs of $11.8 million for the quarter were offset by a provision of $12.0 million. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the Corporation has established an adequate position in its allowance for loan losses.

Liabilities

As of March 31, 2002, total liabilities reached $7.2 billion, an increase of $116 million over year-end balances. The increase in liabilities was due to increases in federal funds purchased and other borrowings of $332 million and in commercial paper issued of $375 million that were partially offset by decreases in deposits of $362 million and in securities sold under agreements to repurchase of $229 million.

Deposits

At March 31, 2002, total deposits were $4.4 billion, reflecting ad decrease of $362 million or 7.6% from $4.8 billion at December 31, 2001. Average deposits for the quarter ended March 31, 2002 were $4.2 billion, an increase of 4.6% from the same period in 2001. The Corporation continues its efforts to increase its deposit base by implementing a direct marketing campaign to maximize the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholders´ equity was $605 million or 7.8% of total assets at March 31, 2002, compared to $592 million or 7.7% of total assets at December 31, 2001. The increase in stockholder´s equity was due to the net income generated during the quarter ended March 31, 2002 and improvement in the valuation of securities available for sale and cash flow hedges. This increase was partially offset by the treasury stock acquired during the quarter, cash dividends paid on common and preferred stock during the year.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 8, 2002 and expects to continue to pay quarterly dividends.

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

As of March 31, 2002, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2002 the Corporation continues to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2002 were 11.56% and 12.60%, respectively and the leverage ratio was 8.56%.

Santander BanCorp was incorporated under the laws of the Commonwealth of Puerto Rico and is an 82.1% directly and indirectly owned subsidiary of Banco Santander Central Hispano, S.A. (BSCH). Santander BanCorp was created for the purpose of effecting a corporate reorganization and to serve as a bank holding company. Santander BanCorp now serves as the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank)..

On September 26, 2000 the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. Santander Insurance Agency has been approved by the Commissioner of Insurance of Puerto Rico to operate as an Insurance and General Agent, effective October 10, 2000.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under the Stock Repurchase Programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of March 31, 2002, 3,140,700 shares amounting to $54,131,000 had been repurchased under the plans. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
(Dollars in thousands)	March 31, 2002			March 31, 2001
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest bearing deposits	$ 85,601	$ 274	1.30%	$ 49,986	$ 328	2.66%
Federal funds sold and securities purchased
under agreements to resell	312,433	1,395	1.81%	47,245	647	5.55%
Total interest bearing deposits	398,034	1,669	1.70%	97,231	975	4.07%
U.S.Treasury securities	515,926	2,266	1.78%	178,794	2,756	6.25%
Obligations of other U.S.government
agencies and corporations	791,123	9,317	4.78%	1,842,821	31,285	6.88%
Obligations of government of Puerto Rico
and political subdivisions	24,984	723	11.74%	27,799	567	8.27%
Collateralized mortgage obligations and
mortgage backed securities	419,568	4,890	4.73%	542,773	8,789	6.57%
Other	71,204	855	4.87%	79,888	1,563	7.93%
Total investment securities	1,822,805	18,051	4.02%	2,672,075	44,960	6.82%
Loans (net of unearned income)	4,339,760	78,854	7.37%	4,437,221	103,199	9.43%
Total interest earning assets/ interest income	6,560,599	98,574	6.09%	7,206,527	149,134	8.39%
Total non-interest earning assests	322,824			351,320
Total assets	$ 6,883,423	$ 98,574		$ 7,557,847	$ 149,134

Savings and NOW accounts	$ 1,608,438	$ 7,937	2.00%	$ 1,362,352	$ 12,141	3.61%
Other time deposits	1,948,439	12,906	2.69%	2,048,191	28,997	5.74%
Borrowings	1,638,591	15,397	3.81%	2,398,989	33,255	5.62%
Term Notes	329,352	4,378	5.39%	434,418	6,616	6.18%
Subordinated Notes	20,000	225	4.56%	20,000	290	5.88%
Total interest bearing liabilities/interest expense	5,544,820	40,843	2.99%	6,263,950	81,299	5.26%
Total non-interest bearing liabilities	738,904			695,153
Total liabilities	6,283,724			6,959,103
Stockholders' Equity	599,699			598,744
Total liabilities and stockholders' equity	$ 6,883,423			$ 7,557,847
Net interest income		$ 57,731			$ 67,835
Cost of funding earning assets			2.52%			4.58%
Net interest margin			3.57%			3.82%

PART I – ITEM III

QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

Asset and Liability Management

The Corporation´s policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation´s asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Chief Financial Officer, Treasurer and other executive officers of the Corporation. In addition, the Corporation´s Chief Accounting Officer reports monthly to the ALCO on the status of all open positions of the Corporation. The ALCO reports on a monthly basis to the member´s of the Bank´s Board of Directors.

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

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at March 31, 2002 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

As of March 31, 2002							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk	Total
ASSETS:								
Investment Portfolio	$ 867,381	$ 154,057	$ 95,587	$1,232,601	$ 79,751	$ 646	$ 31,000	$2,461,023
Deposits in Other Banks	634,775	-	-	-	-	-	204,018	838,793
Loan Portfolio								
Commercial	1,196,987	141,279	245,356	240,923	180,838	31,704	171,969	2,209,056
Construction	237,878	4,266	5,543	13,813	31,272	11,494	16,020	320,286
Consumer	198,172	101,786	225,795	79,436	40,146	123	7,716	653,174
Mortgage	25,349	92,953	310,354	266,542	385,255	19,885	14,336	1,114,674
Fixed and Other Assets	-	-	-	-	-	-	191,186	191,186
Total Assets	$ 3,160,542	$ 494,341	$ 882,635	$1,833,315	$ 717,262	$ 63,852	$ 636,245	$7,788,192
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	$ 723,857	$ -	$ -	$ -	$ -	$ -	$ -	$ 723,857
Repurchase Agreements	147,750.00	-	100,000	150,000	350,006	-	-	747,756
Federal Funds	817,000	-	-	-	-	-	-	817,000
Deposits								
Certificates of Deposit	1,504,426	257,624	148,275	77,122	87,868	94,538	(5,646)	2,164,207
Demand Deposits and Savings Accounts	765,585	112,437	120,954	120,954	483,092	11,738	-	1,614,760
Transactional Accounts	73,428	35,057	157,754	157,754	223,944	-	4,432	652,369
Senior and Subordinated Debt	116,600	-	115,000	-	-	117,389	-	348,989
Other Liabilities and Capital	-	-	-	-	-	-	719,254	719,254
Total Liabilities and Capital	$ 4,148,646	$ 405,118	$ 641,983	$ 505,830	$1,144,910	$ 223,665	$ 718,040	$7,788,192
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	$ 279,095	$ -	$ -	$ 23,885	$ 84,108	$ 77,000	$ -	$ 464,088
Interest Rate Swaps (Liabilities)	184,993	-	125,000	154,095	-	-	-	464,088
Cap's	-	-	-	708	-	-	575,000	575,708
Cap's Final Maturity	-	-	-	708	-	-	575,000	575,708
GAP	(894,002)	89,223	115,652	1,197,275	(343,540)	(82,813)	(81,795)	-
Cumulative GAP	$ (894,002)	$ (804,779)	$ (689,127)	$ 508,148	$ 164,608	$ 81,795	$ -	$ -

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

Risk management policy and procedures establish a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of March 31, 2002, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $7.0 million which represents a 2.64% decrease in net interest income, which is below the established 5.0% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of March 31, 2002, it was determined that the Corporation had a potential loss in net interest income of approximately $14.6 million, which represents a 5.52% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short term and long term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2002 the Corporation had $3.1 billion in unsecured lines of credit ($2.0 billion available) and $4.2 billion in collateralized lines of credit with banks and financial entities ($3.0 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2002, the Corporation had a liquidity ratio of 21.50%. At March 31, 2002, the Corporation had total available liquid assets of $1.4 billion. The Corporation believes it has sufficient liquidity to meet current obligations.

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

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of March 31, 2002, the Corporation had the following derivative financial instruments outstanding:

As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

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

As of March 31, 2002, the Corporation had outstanding interest rate caps, with a notional value of $575,000,000, maturing through the year 2002. The caps are at a level of 6.50% against the one-month Libor. The premium paid on these transactions was approximately $27,746,000 and was being amortized on a monthly basis over the life of the caps until December 31, 2000. On January 1, 2001, pursuant to the implementation of SFAS No. 133, the Corporation recognized a transition adjustment loss on the write-off of the premium paid on caps of approximately $8,410,000 net of the effect of the related tax benefit of approximately $5,377,000 as a cumulative type adjustment in the consolidated statements of income. On that date, the Corporation also recorded a gain of approximately $1,190,000 net of the effect of the related tax cost of approximately $760,000 in other comprehensive income on the recognition of the intrinsic value of the caps derivative. As of March 31, 2002, the Corporation recognized no gain or loss related to that derivative.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. The Corporation swapped $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835.0 million during 2001and $40.0 million during 2002 to hedge the rollover of a series of fixed-rate short-term debt instruments. These swaps were designated as cash flow hedges. During 2002 $700 million of these cash flow hedges were cancelled due to fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A gain of $412,000 was recognized on the cancellation of these swaps.

As of March 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $189,088,000, maturing through the year 2017. The weighted average rate paid and received on these contracts is 3.83% and 3.25%, respectively. As of March 31, 2002, the Corporation had retail certificates of deposit amounting to approximately $183.8 million swapped to create a floating rate source of funds and a $4.1 million variable rate loan were fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the quarter ended March 31, 2002, the Corporation recognized a loss of approximately $639,000 on fair value hedges due to hedge ineffectiveness included in other gains and losses in the consolidated statements of income.

The Corporation issues certificates of deposit and IRA accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that must be bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. The Corporation recognized a transition adjustment gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively. For the quarter ended March 31, 2002, a gain of approximately $201,000 was recorded for the embedded derivative instruments and a loss of approximately $214,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of March 31, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,493,000 and recorded a gain of $1,455 net of the related tax liability of $568 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative with customers. During 2002 the Corporation entered into interest rate caps with customers and simultaneously hedged the cap with an interest rate cap with a related party under the same terms and conditions. The Corporation recognized a net gain of $8,000 on this transaction.

PART II – OTHER INFORMATION

ITEM I – LEGAL PROCEEDINGS

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

ITEM 2 – CHANGES IN SECURITIES

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit No.	Exhibit Description	Reference

(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander Bancorp	a.
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	b.
(3.1)	Articles of Incorporation	c.
(3.2)	Bylaws	d.
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	e.
(4.2)	Offering Circular for $25,000,000 AFICA Note Program	f.
(4.3)	Bank Notes Program and Distribution Agreement	g.
(4.4)	Offering Circular for $26,000,000 AFICA Note Program	h.
(4.5)	Offering Circular for $25,000,000 AFICA Note Program	i.

a. Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
b. Incorporated by reference to Exhibit (2.1) of the 2000 10K
c. Incorporated by reference to Exhibit (3.1) of the 1998 form 10K
d. Incorporated by reference to Exhibit (3.2) of the 1998 form 10K
e. Incorporated by reference to Exhibit (4.1) of the 1998 form 10K
f. Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
g. Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
h. Incorporated by reference to Exhibit (4.4) of the 2000 10K
i. Incorporated by reference to Exhibit (4.5) of the 2001 10K

B. Reports on Form 8-k

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SANTANDER BANCORP
Name of Corporation

Date: May 10, 2002	By:/s/ José Ramón Gonzalez
President Chief Operating Officer and
Chief Financial Officer

Date: May 10, 2002	By:/s/ María Calero
Executive Vice President
And Principal Accounting Officer