Form 10-Q/A
period 2002-03-31
SANTANDER BANCORP
filed 2002-05-15
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q Amendment 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended March 31, 2002

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

207 Ponce de Leon Avenue
Hato Rey, Puerto Rico	00917
(Address of principal executive offices)	(Zip Code)

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

PART I – ITEM I

FINANCIAL STATEMENTS

The accompanying notes are integral part of these consolidated balance sheets

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share data)

	(UNAUDITED) For the quarters ended March 31, 2002	March 31, 2001
INTEREST INCOME:		
Loans	$ 77,820	$ 101,645
Investment securities	16,056	40,011
Interest bearing deposits	274	328
Federal funds sold and securities purchased under agreements to resell	1,395	647
Total interest income	95,545	142,631
INTEREST EXPENSE:		
Deposits	20,843	41,138
Securities sold under agreements to repurchase and other borrowings	19,775	39,871
Subordinated capital notes	225	290
Total interest expense	40,843	81,299
Net interest income	54,702	61,332
PROVISION FOR LOAN LOSSES	11,972	13,145
Net interest income after provision for loan losses	42,730	48,187
OTHER INCOME:		
Service charges, fees and other	10,434	9,744
Gain on sale of securities	8,141	5,010
Gain on sale of mortgage servicing rights	123	118
Other	4,462	3,911
Total other income	23,160	18,783
OTHER OPERATING EXPENSES:		
Salaries and employee benefits	19,535	17,962
Occupancy costs	3,330	3,713
Equipment expenses	3,102	2,918
Other operating expenses	21,376	18,631
Total other operating expenses	47,343	43,224
Income before provision for income tax	18,547	23,746
PROVISION FOR INCOME TAX	4,629	3,730
NET INCOME before transition adjustment	13,918	20,016
TRANSITION ADJUSTMENT LOSS, net of deferred taxes	-	(8,246)
NET INCOME	$ 13,918	$ 11,770
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 12,776	$ 10,628
EARNINGS PER COMMON SHARE		
BEFORE TRANSITION ADJUSTMENT	$ 0.32	$ 0.46
TRANSITION ADJUSTMENT	-	(0.20)
NET INCOME	$ 0.32	$ 0.26

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

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. The Corporation applied SFAS No. 133, as amended, on January 1, 2001. The transition adjustment for the year ended December 31, 2001 amounted to a loss of approximately $8,246,000 net of the effect of the related tax benefit of approximately $5,272,000 reported as a cumulative type adjustment in the statement of income and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income.

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

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. The Corporation swapped $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835.0 million during 2001and $40.0 million during 2002 to hedge the rollover of a series of fixed-rate short-term debt instruments these were designated as cash flow hedges. During 2002, $700 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A gain of $412,000 was recognized on the cancellation of these swaps.

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

As of March 31, 2002							
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk	Total
ASSETS:				(in thousands)				
Investment Portfolio	$ 867,381	$ 154,057	$ 95,587	$1,232,601	$ 79,751	$ 646	$ 31,000	$2,461,023
Deposits in Other Banks	634,775	-	-	-	-	-	204,018	838,793
Loan Portfolio								
Commercial	1,196,987	141,279	245,356	240,923	180,838	31,704	171,969	2,209,056
Construction	237,878	4,266	5,543	13,813	31,272	11,494	16,020	320,286
Consumer	198,172	101,786	225,795	79,436	40,146	123	7,716	653,174
Mortgage	25,349	92,953	310,354	266,542	385,255	19,885	14,336	1,114,674
Fixed and Other Assets	-	-	-	-	-	-	191,186	191,186
Total Assets	$ 3,160,542	$ 494,341	$ 882,635	$1,833,315	$ 717,262	$ 63,852	$ 636,245	$7,788,192
LIABILITIES AND STOCKHOLDERS' EQUITY								
External Funds Purchased								
Commercial Paper	$ 723,857	$ -	$ -	$ -	$ -	$ -	$ -	$ 723,857
Repurchase Agreements	147,750	-	100,000	150,000	350,006	-	-	747,756
Federal Funds	817,000	-	-	-	-	-	-	817,000
Deposits								
Certificates of Deposit	1,504,426	257,624	148,275	77,122	87,868	94,538	(5,646)	2,164,207
Demand Deposits and Savings Accounts	765,585	112,437	120,954	120,954	483,092	11,738	-	1,614,760
Transactional Accounts	73,428	35,057	157,754	157,754	223,944	-	4,432	652,369
Senior and Subordinated Debt	116,600	-	115,000	-	-	117,389	-	348,989
Other Liabilities and Capital	-	-	-	-	-	-	719,254	719,254
Total Liabilities and Capital	$ 4,148,646	$ 405,118	$ 641,983	$ 505,830	$1,144,910	$ 223,665	$ 718,040	$7,788,192
Off-Balance Sheet Financial Information								
Interest Rate Swaps (Assets)	$ 279,095	$ -	$ -	$ 23,885	$ 84,108	$ 77,000	$ -	$ 464,088
Interest Rate Swaps (Liabilities)	184,993	-	125,000	154,095	-	-	-	464,088
Cap's	-	-	-	708	-	-	575,000	575,708
Cap's Final Maturity	-	-	-	708	-	-	575,000	575,708
GAP	(894,002)	89,223	115,652	1,197,275	(343,540)	(82,813)	(81,795)	-
Cumulative GAP	$ (894,002)	$ (804,779)	$ (689,127)	$ 508,148	$ 164,608	$ 81,795	$ -	$ -

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

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the instrument. The Corporation swapped $100.0 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835.0 million during 2001and $40.0 million during 2002 to hedge the rollover of a series of fixed-rate short-term debt instruments. These swaps were designated as cash flow hedges. During 2002, $700 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A gain of $412,000 was recognized on the cancellation of these swaps.

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