Form 10-Q
period 2002-06-30
SANTANDER BANCORP
filed 2002-08-15
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

Commission File: 001–15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66–0573723
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

207 Ponce de Leon Avenue
Hato Rey, Puerto Rico	00917
(Address of principal executive offices)	(Zip Code)

Registrant´s telephone number, including area code:

(787) 759–7070

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (for such shorter period that the Bank was required to file such reports) and has been subject to such filing requirement for the past 90 days.

Yes __X__No______

Indicate the number of shares outstanding of each of the Registrant´s classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of June 30, 2002

Common Stock, $2.50 par value	43,184,990

SANTANDER BANCORP

Forward Looking Statements. When used in this Form 10–Q or future filings by Santander BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation´s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward looking statements. If future events and actual performance differ from the Corporation´s assumptions, the actual results could vary significantly from the performance projected in the forward looking statements.

The Corporation wishes to caution readers not to place undue reliance on any such forward–looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation´s financial performance and could cause the Corporation´s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward–looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I – ITEM 1

FINANCIAL STATEMENTS

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the Corporation), an 80.5% owned subsidiary of Santander Central Hispano, S.A. conform with accounting principles generally accepted in the United States of America and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting policies generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the six–month period ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Corporation´s Annual Report on Form 10–K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of June 30, 2002 included herein have been prepared on a consistent basis with the year–end audited financial statements as of December 31, 2001. Certain reclassifications have been made to prior periods financial statements to conform to the current period presentation.

The following is a summary of the most significant policies:

Nature of Operations and Use of Estimates

The Corporation was reorganized on May 2, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank´s outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board. The reorganization was treated as a tax–free reorganization and the exchange by the Bank´s shareholders of their shares of the Bank´s common stock for shares of Santander BanCorp common stock constituted a tax–free exchange for purposes of Puerto Rico income tax laws.

On September 26, 2000, the Corporation acquired 100% of the common stock of Inversiones y Desarrollos del Caribe, Inc. (INDECA) now doing business as Santander Insurance Agency, for the purpose of establishing an insurance agency. Santander Insurance Agency was approved by the Commissioner of Insurance of Puerto Rico to operate as an insurance and general agent, effective October 10, 2000.

The accounting and reporting policies of Santander BanCorp and its subsidiaries conform with generally accepted accounting principles in the United States of America and banking industry practices. The reorganizations were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and the consolidated balance sheets, statements of income, changes in stockholders´ equity and comprehensive income and cash flows were presented as if the entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income attributable to common stock, by the weighted average number of common shares outstanding during the period. The Corporation´s average number of common shares outstanding used in the computation of earnings per common share, after giving retroactive effect to the stock dividend declared on June 17, 2002, was 43,277,663 and 44,379,556 for the six–month period ended June 30, 2002 and 2001 and 43,283,275 and 44,370,720 for the quarters ended June 30, 2002 and June 30, 2001, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2002 and 2001.

Accounting for Derivative Instruments and Hedging Activities

During 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". During 1999, the Board issued Statement of Financial Accounting Standards No. 137 (SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 for one year. In addition, during 2000 the Board issued Statement of Financial Accounting Standards No. 138 (SFAS No. 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133", which addressed a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available–for–sale security, or a foreign–currency–denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be applied retroactively to financial statements of prior periods. The Corporation applied SFAS No. 133, as amended, on January 1, 2001. The cumulative effect of this change in accounting principle for the year ended December 31, 2001 amounted to a loss of approximately $8,246,000, net of the effect of the related tax benefit of approximately $5,272,000, reported as a cumulative type adjustment in the statement of income, and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income.

 Other Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" during June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets."

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. This statement requires that goodwill be tested for impairment at least annually using a two–step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. All intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the entity´s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Corporation applied SFAS No. 142 on January 1, 2002. Goodwill amortization for the quarter and the six–month period ended June 30, 2001 were approximately $305,000 and $609,000, respectively. Based on an assessment of the value of the Corporation´s goodwill, it was determined that the Corporation´s goodwill was not impaired.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." This Statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the implementation of SFAS No. 143 will not have a material effect on the Corporation´s consolidated results of operations or consolidated financial position.

On January 1, 2002, the Corporation adopted Statement of Financial Accounting No. 144 (SFAS No. 144) "Accounting for the Impairment or Disposal of Long–Lived Assets." This Statement requires that one accounting model be used for long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Under the provisions of this statement, for long–lived assets to be held and used, an impairment loss will be recognized only if the carrying amount of the long–lived assets is not recoverable from its undiscounted cash flows and that impairment loss shall be measured as the difference between the carrying amount and fair value of the asset. SFAS No. 144 requires that long–lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until disposed of. Long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, shall be recorded at the lower of its carrying amount or fair value less cost to sell and depreciation shall cease. The Corporation´s adoption of this statement did not have any effect on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt –– an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale–leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Corporation believes that the implementation of SFAS No. 145 will not have a material effect on the Corporation´s consolidated results of operations or consolidated financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long–Lived Assets". This Statement does not apply to costs associated with the retirement of a long–lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation believes that the implementation of SFAS No. 146 will not have a material effect on the Corporation´s consolidated results of operations or consolidated financial position.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and related maturities follows:

Contractual maturities on certain securities, including mortgage–backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

 3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses and fair value of investment securities and related contractual maturities follows:

As of June 30, 2002				
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)				
Treasury and agencies of the United States Government					
Within one year	$ 151,378	$ 294	$ -	$ 151,672	2.35%
After one year but within five years	727,682	21,119	-	748,801	5.02%
After five years but within ten years	100,561	2,311	16	102,856	5.64%
	979,621	23,724	16	1,003,329	4.67%
Commonwealth of Puerto Rico and its subdivisions					
Within one year	59,990	-	-	59,990	1.86%
After one year but within five years	20,847	115	7	20,955	4.92%
After five years but within ten years	8,551	52	-	8,603	6.50%
Over ten years	12,646	308	-	12,954	6.44%
	102,034	475	7	102,502	3.45%
Mortgage-backed securities					
After five years but within ten years	6,387	5	-	6,392	2.42%
Over ten years	242,794	2,013	408	244,399	4.62%
	249,181	2,018	408	250,791	4.56%
Foreign governments					
After one year but within five years	50	-	-	50	6.20%
After five years but within ten years	150	-	-	150	7.14%
	200	-	-	200	6.91%
Other securities	25,000	-	-	25,000	3.66%
	$ 1,356,036	$ 26,217	$ 431	$ 1,381,822	4.54%

As of December 31, 2001				
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)				
Treasury and agencies of the United States Government					
After five years but within ten years	$ 125,601	$ 420	$ -	$ 126,021	6.00%
Commonwealth of Puerto Rico and its subdivisions					
Within one year	61,386	2	-	61,388	2.05%
After one year but within five years	7,177	34	-	7,211	6.95%
After five years but within ten years	12,887	325	-	13,212	6.79%
Over ten years	6,142	61	-	6,203	6.15%
	87,592	422	-	88,014	3.44%
Mortgage-backed securities					
Within one year	34	-	-	34	9.62%
After one year but within five years	11,163	198	256	11,105	4.14%
After five years but within ten years	14,113	1,040	3	15,150	8.77%
Over ten years	188,181	835	663	188,353	2.67%
	213,491	2,073	922	214,642	3.16%
Foreign governments					
After one year but within five years	50	-	-	50	7.50%
After five years but within ten years	200	-	-	200	6.91%
	250	-	-	250	7.03%
Other securities	28,750	-	-	28,750	4.54%
	$ 455,684	$ 2,915	$ 922	$ 457,677	4.08%

Contractual maturities on certain securities, including mortgage–backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation´s loan portfolio at June 30, 2002 and December 31, 2001 consists of the following:

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

6. Other Assets:

Other assets consist of the following:

7. Short–Term Borrowings:

Following are summaries of short–term borrowings for the periods indicated, in thousands:

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

The following securities were sold under agreements to repurchase:

8. Stockholders´ Equity:

The Corporation has 10,000,000 shares of authorized preferred stock with a par value of $25, of which 2,610,008 were issued and outstanding at June 30, 2002 and December 31, 2001. The terms of the Series A Preferred Stock do not permit the payment of cash dividends on Common Stock if dividends on the Series A Preferred Stock are in arrears. The holders of the Series A Preferred Stock are entitled to receive noncumulative cash dividends when, as and if declared by the Board of Directors, out of the assets of the Corporation legally available therefor, at an annual rate of 7% or $1.75 per share of Series A Preferred Stock. The earnings per common share computation exclude the dividends paid on preferred stock. The Corporation has continued to pay monthly dividends on preferred stock.

The Series A Preferred Stock is not redeemable prior to July 1, 2003. On or after that date, the shares of Series A Preferred Stock will be redeemable in whole or in part from time to time at the option of the Corporation at predetermined redemption prices subject to prior approval of the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico, plus accrued and unpaid dividends for the then current monthly dividend period to the date fixed for redemption.

During 2002 and 2001 the Corporation declared and paid quarterly cash dividends of $0.11 per share to its common shareholders.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying unaudited consolidated financial statements have been adjusted retroactively to reflect this stock dividend, as follows:

On May 2, 2000, the Bank underwent a corporate reorganization wherein Santander BanCorp, a bank holding company was incorporated. As a result, shareholders of Banco Santander Puerto Rico became shareholders of Santander BanCorp and Banco Santander Puerto Rico became a wholly–owned subsidiary of Santander BanCorp in a tax–free exchange for purposes of Puerto Rico income tax laws.

The Corporation adopted and implemented a Stock Repurchase Program (the "Programs") in May 2000 and a second Program in December 2000. Under these Programs, the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of June 30, 2002, 3,227,700 shares amounting to $55,781,000 had been repurchased under these Programs and are recorded at cost in the accompanying consolidated balance sheets.

The Corporation started a Dividend Reinvestment and Cash Purchase Plan in May 2000 under which holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

9. Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest–earning assets (including investment securities) and interest–bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them principally for hedging purposes.

Asset–liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest–bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on the periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of June 30, 2002, the Corporation had the following derivative financial instruments outstanding:

As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation´s principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to control the Corporation´s cost of funds, related to Commercial Paper issued and Securities Sold Under Agreements to Repurchase, and to close the gap in a scenario of interest rates to the upside.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. The Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835 million during 2001 and $40 million during 2002 to hedge the rollover of a series of fixed–rate short–term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of June 30, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $340,767,000, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.90% and 4.75%, respectively. As of June 30, 2002, the Corporation had retail fixed rates certificates of deposit amounting to approximately $334.9 million swapped to create a floating rate source of funds and a $4.1 million variable rate loan was fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the semester ended June 30, 2002, the Corporation recognized a loss of approximately $405,000 on fair value hedges due to hedge ineffectiveness which is included in other gains and losses in the consolidated statements of income.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the year ended December 31, 2001, the Corporation recognized a gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively related to the cumulative effect of a change in accounting principle. For the semester ended June 30, 2002, a gain of approximately $641,000 was recorded on embedded options on stock indexed deposits and a loss of approximately $676,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of June 30, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,596,000. For the six–month period ended June 30, 2002, the Corporation recorded a gain of $1,454 net of the related tax liability of $567 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative transactions with customers. During 2002 the Corporation entered into interest rate caps with customers and simultaneously hedged the caps with interest rate caps with a related and unrelated third party under the same terms and conditions. The Corporation recognized a net gain of $38,000 on this transaction.

  Goodwill – Adoption of SFAS No. 142

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" during June 2001. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Corporation applied SFAS No. 142 on January 1, 2002. The following reconciliation presents the effect of the application of SFAS No. 142 to the quarter and six months periods ended June 30, 2001 if the statements were applied on January 1, 2001.

11. Regulatory Matters:

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation´s consolidated financial position and results of operations. Such regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation´s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Corporation´s capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management´s opinion, the Corporation met all capital adequacy requirements to which it was subject as of June 30, 2002.

As of June 30, 2002, the Corporation was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain a minimum total risk–based, Tier I capital and Tier I leverage ratios as set forth in the following table. In management´s opinion, no conditions or events have occurred subsequent to June 30, 2002 that would have changed the institution´s current category.

At June 30, 2002, required and actual regulatory capital amounts and ratios follow:

At December 31, 2001, required and actual regulatory capital amounts and ratios follow:

12. Contingencies and Commitments:

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

13. Segment Information:

Types of Products and Services

During 2001, the Corporation changed the structure of its internal organization which affected the composition of its reportable segments. Management´s focus changed from a product–based approach to a client based focus. Segment information of prior year periods included herein has been restated to conform with the presentation of current year periods. The Corporation has three reportable segments: Retail Banking, Mortgage Banking, and Investments. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information.

Through its retail banking, the Corporation provides a full range of financial products serving corporate, middle–market customers and individual customers as well as other market segments. This segment is composed of the Corporation´s branch network as well as certain specialized central units. This segment provides a full range of financial products such as deposits, commercial and consumer loans, electronic banking and others. This segment offers traditional banking services and has a specialized workforce to offer products and services tailored to the specific needs of the clients based on each client´s profile.

The Corporation engages in mortgage banking through the Bank´s subsidiary, Santander Mortgage Corporation. The Corporation´s mortgage banking business consists principally of the origination and acquisition of loans secured by residential mortgages. Through the activities of its investments department, the Corporation manages its assets and liabilities, maximizing its net interest income, return on assets and return on equity while remaining within established parameters of interest rate and liquidity risks.

Measurement of Segment Profit or Loss and Segment Assets

The Corporation´s accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes. The Corporation accounts for inter–segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Management Policy in Identifying Reportable Segments

The Corporation´s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.

The following presents financial information of reportable segments as of and for the six–month period ended June 30, 2002 and 2001. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:

PART I – ITEM 2

Management´s Discussion and Analysis of Financial Condition and

Results of Operations

SANTANDER BANCORP
Selected Financial Data

	Six–month period ended		Quarter
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2002	2001	2002	2001
CONDENSED INCOME STATEMENTS
Interest income	$ 192,021	$ 270,554	$ 96,476	$ 127,923
Interest expense	81,338	146,993	40,495	65,695
Net interest income	110,683	123,561	55,981	62,228
Gain on sale of securities	12,182	5,558	4,041	548
Gain on sale of mortgage servicing rights	290	248	167	130
Other income	28,543	28,113	13,647	14,459
Operating expenses	95,911	87,247	48,568	44,023
Provision for loan losses	28,422	30,345	16,450	17,200
Income tax	6,090	5,350	1,461	1,620
Cumulative effect of change in accounting principle	–	(8,246)	–	–
Net income	$ 21,275	$ 26,292	$ 7,357	$ 14,522
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 0.88	$ 0.88	$ 0.44	$ 0.44
PER COMMON SHARE DATA
Net income (1)	$ 0.44	$ 0.54	$ 0.14	$ 0.30
Book value (1)	$ 12.54	$ 12.02	$ 12.54	$ 12.02
Outstanding shares (1):
Average	43,227,663	44,379,556	43,283,275	44,370,720
End of period	43,184,990	43,840,290	43,184,990	43,840,290
Cash Dividend per Share	$ 0.22	$ 0.22	$ 0.11	$ 0.11
AVERAGE BALANCES
Net loans	4,275,390	4,414,175	4,211,728	4,391,382
Allowance for loan losses	55,962	51,684	56,460	52,025
Earning assets	6,551,323	6,994,644	6,542,149	6,785,089
Total assets	6,876,971	7,337,249	6,870,590	7,121,529
Deposits	4,186,644	3,937,897	4,189,011	3,874,398
Borrowings	1,967,940	2,701,288	1,948,158	2,550,840
Preferred equity	65,250	65,250	65,250	65,250
Common equity	544,340	529,661	554,122	526,033
PERIOD END BALANCES
Net loans	4,071,149	4,401,947	4,071,149	4,401,947
Allowance for loan losses	53,259	51,204	53,259	51,204
Earning assets	7,252,494	7,126,144	7,252,494	7,126,144
Total assets	7,505,055	7,350,635	7,505,055	7,350,635
Deposits	4,830,918	4,507,012	4,830,918	4,507,012
Borrowings	1,954,346	2,151,453	1,954,346	2,151,453
Preferred equity	65,250	65,250	65,250	65,250
Common equity	541,659	526,779	541,659	526,779
SELECTED RATIOS
Performance:
Net interest margin tax–equivalent basis	3.62%	3.95%	3.68%	4.09%
Efficiency ratio (1)	65.45%	52.74%	65.83%	52.52%
Return on average total assets (on an annualized basis)	0.62%	0.72%	0.43%	0.82%
ROA (annualized) before cumulative effect of change in accounting principle	0.62%	0.95%	0.43%	0.82%
Return on average common equity (on an annualized basis)	7.04%	9.14%	4.50%	10.20%
ROE (annualized) before cumulative effect of change in accounting principle	7.04%	12.28%	4.50%	10.20%
Average net loans/average total deposits	102.12%	112.09%	100.54%	113.34%
Average earning assets/average total assets	95.26%	95.33%	95.22%	95.28%
Average stockholders´ equity/average assets	8.86%	8.11%	9.02%	8.30%
Fee income to average assets (annualized)	0.61%	0.55%	0.61%	0.58%
Capital:
Tier I capital to risk–adjusted assets	11.82%	11.06%	11.82%	11.06%
Total capital to risk–adjusted assets	12.89%	12.05%	12.89%	12.05%
Leverage Ratio	8.61%	8.08%	8.61%	8.08%
Asset quality:
Non–performing loans to total loans	2.41%	2.02%	2.41%	2.02%
Annualized net charge–offs to average loans	1.30%	1.38%	1.52%	1.26%
Allowance for loan losses to period–end loans	1.29%	1.15%	1.29%	1.15%
Allowance for loan losses to non–performing loans	53.69%	56.97%	53.69%	56.97%
Allowance for loan losses to non–performing loans plus
accruing loans past–due 90 days or more	51.38%	54.11%	51.38%	54.11%
Non–performing assets to total assets	1.49%	1.29%	1.49%	1.29%
Recoveries to charge–offs	19.26%	16.32%	14.42%	16.65%

*Per share data is based on the average number of shares outstanding during the periods
(1) After giving retroactive effect to the stock dividend declared on June 17, 2002
(2) Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses.

MANAGEMENT´S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

 Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles") and with general practices within the financial industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Corporation believes that of its significant accounting policies detailed in Note 1 to the consolidated financial statements, the following may involve a higher degree of judgement and complexity.

Allowance for Loan Losses. The Corporation assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurements. Any significant changes in these considerations would have an impact on the allowance for loan losses.

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

Income taxes. In preparing the consolidated financial statements the Corporation is required to estimate income taxes. This involves an estimation of current tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The carrying value of the Corporation´s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates the realization of the deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. For the quarter ended June 30, 2002, the Corporation had no recorded valuation allowances related to its net deferred tax assets.

Impairment of long–lived assets, goodwill and other intangible assets. The Corporation´s long–lived assets include premises and equipment, goodwill and other intangible assets. Premises, equipment and intangible assets with finite useful lives are amortized over their estimated useful lives. Useful lives are based on management´s estimates of the period that the assets will generate revenue. If circumstances and conditions indicate deterioration in the value of tangible assets the book value would be adjusted and a loss would be recognized in current operations.

On January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment by comparing the fair values of those assets with their recorded amounts. In assessing the recoverability of goodwill and other intangibles the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded. The Corporation assessed the value of goodwill and determined that its goodwill was not impaired upon the initial application of SFAS No. 142.

Pension and Other Postemployment Benefits. The determination of the Corporation´s obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts and include, among others, the discount rate, expected long–term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from the Corporation´s assumptions are accumulated and amortized over future periods and therefore, generally affect recognized expense and recorded obligation in such future periods. Management believes that the assumptions made are appropriate, however, significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations and future expense.

Results of Operations for the Quarter Ended June 30, 2002

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank).

Santander BanCorp (the Corporation) reported net income of $7.4 million for the second quarter of 2002, compared with $14.5 million for the same period in 2001. Earnings per common share (EPS) for the second quarter of 2002 were $0.14, based on 43,283,275 average shares after giving retroactive effect to the stock dividend declared on June 17, 2002. For the six months period ended June 30, 2002, the Corporation reported net income of $21.3 million. For the second semester of 2001 the Corporation reported net income of $26.3 million after the effect of the cumulative effect of change in accounting principle resulting from the implementation of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. Net income before cumulative effect of change in accounting principle for the six–month period ended June 30, 2001 reached $34.5 million. Earnings per common share for the first six–month of 2002 were $0.44, based on 43,277,663 average shares outstanding, after giving retroactive effect to the stock dividend declared on June 17, 2002. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six–month period ended June 30, 2002 were 0.62% and 7.04%, respectively, compared with 0.72% and 9.14% reported during the first six months of 2001. ROA and ROE before cumulative effect of change in accounting principle for the first semester of 2001 were 0.95% and 12.28%, respectively.

Net Interest Income

The Corporation´s net interest income decreased 10.0% to $56.0 million for the quarter ended June 30, 2002 from $62.2 million for the quarter ended June 30, 2001. For the first semester of 2002, the Corporation net interest income reached $110.7 million, a decrease of 10.4% over $123.6 for the same period in 2001. The increases were due to the lower volume of average earning assets coupled with a decrease in the yield of earning assets. These decreases were partially offset by decreases in the cost of funds and in average interest bearing liabilities. The decrease reported for the semester was due to a 6.3% reduction in average interest earning assets, as well as a decrease in the yield of those assets of approximately 206 basis points. There was a significant reduction in average investment securities of $115.5 million during the second quarter of the year compared to the same period in 2001. There was also a reduction in average net loans of $179.7 million in 2002 compared to the same period in 2001. These decreases were partially offset by an increase in average interest bearing deposits of $52.2 million during the second quarter of 2002 compared to the same period in 2001. Average interest bearing liabilities also reflected a decrease of 5.5% to $5.5 billion in 2002 from $5.8 billion in 2001. The most significant decrease in average interest bearing liabilities was in other borrowings.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax–exempt assets under this heading has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $4.0 million and $7.0 million for the quarters ended June 30, 2002 and 2001, respectively. The tax equivalent adjustments for the six–month period ended June 30, 2002 and 2001 were $7.0 million and $13.5 million, respectively.

The net interest margin on a tax–equivalent basis decreased from 4.09% for the quarter ended June 30, 2001 to 3.68% for the quarter ended June 30, 2002. This decrease was primarily due to a decrease in the yield on earning assets as well as a decrease in earning assets. These decreases were partially offset by decreases in the cost of funds and in the cost of funding earning assets (due to decreases in the prime rate) and a decrease in the average balance of interest bearing liabilities.

The table on page 37, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2002 and 2001. The table on Interest Variance Analysis – Tax Equivalent Basis on page 29, allocates changes in the Corporation´s interest income (on a tax–equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the second quarter of 2002 compared with the first quarter of 2001. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.

Interest Income

The Corporation´s interest income on a tax equivalent basis decreased $34.5 million, or 25.6% to $100.5 million for the quarter ended June 30, 2002 from $134.9 million for the quarter ended June 30, 2001. The decrease was attributed to a decrease of $8.1 million in the volume of the Corporation´s interest earning assets, together with a decrease in the yield of such assets of $26.3 million. These decreases were only partially offset by a decrease in the volume of average interest bearing liabilities of $4.9 million and in the cost of such liabilities of $20.3 million.

Average interest earning assets decreased to $6.5 billion for the quarter ended June 30, 2002, compared with $6.8 billion for the same quarter in 2001, due primarily to a reduction in average balance of loans of $179.7 million. The decrease in the average balance of loans was due primarily to decreases in construction and consumer loans of $61.6 million and $134.8 million, respectively. These decreases were partially offset by an increase in mortgage loans of $84.0 million for the same periods.

The average balance of investment securities decreased 5.2% from $2.2 billion for the second quarter of 2001 to $2.1 billion during the same quarter in 2002. This decrease was mainly due to maturities of $2.3 billion and sales of $449.9 million. The decrease was partially offset by purchases of $2.5 billion.

The average yield on earning assets decreased from 7.98% for the quarter ended June 30, 2001 to 6.16% for the quarter ended June 30, 2002. This decrease was due to the decrease in average interest rates and loan balances.

Interest Expense

The Corporation´s average interest bearing liabilities decreased $320.3 million from $5.8 billion for the quarter ended June 30, 2001, to $5.5 billion for the quarter ended June 30, 2002. Average borrowings reflected a significant decrease of $495.9 million from $2.1 billion in June 2001 to $1.6 billion in June 2002. These decreases were partially offset by increases of $62.8 million and $219.5 million in time deposits and savings and NOW accounts, respectively. The increase in deposits and the reduction in higher cost borrowings had a favorable impact on the Corporation´s results of operations during the second quarter of 2002.

Interest expense for the quarter ended June 30, 2002 decreased 38.4% to $40.5 from $65.7 million for the quarter ended June 30, 2001. The decrease in interest expense was attributed to a $4.9 million decrease in the volume of interest bearing liabilities and a $20.3 million decrease in cost of funds.

There was an increase in the average balance of deposits during the second quarter of 2002 compared to the same period in 2001. The average cost of interest bearing liabilities also reflected a significant decrease of 157 basis points to 2.94% for the quarter ended June 30, 2002 compared to 4.51% for the same period in 2001. This decrease is a direct result of the reductions in prime rate throughout 2002.

The following table allocates changes in the Corporation´s interest income, on a tax–equivalent basis, and interest expense for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

Provision for Loan Losses

The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation´s loan portfolio. The Corporation´s management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgement and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience and collection practices, prevailing and projected economic conditions, and results of the Corporation´s internal and regulatory agencies´ loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

(Dollars in thousands)	Quarter ended June 30, 2002	Quarter ended June 30, 2001	Six-month period ended June 30, 2002	Six-month period ended June 30, 2001
Balance at beginning of period	$ 53,027	$ 47,970	$ 52,857	$ 51,526
Provision for loan losses	16,450	17,200	28,422	30,345
	69,477	65,170	81,279	81,871
Losses charged to the allowance:				
Commercial loans	7,191	5,630	11,421	9,703
Residential mortgage loans	-	26	-	26
Consumer loans	11,760	11,100	23,285	26,918
	18,951	16,756	34,706	36,647
Recoveries:				
Commercial loans	1,307	812	2,306	2,252
Construction loans	6	-	8	-
Consumer loans	1,420	1,978	4,372	3,728
	2,733	2,790	6,686	5,980
Net loans charged-off	16,218	13,966	28,020	30,667
Balance at end of period	$ 53,259	$ 51,204	$ 53,259	$ 51,204
Ratios:				
Allowance for loan losses to period-end loans	1.29%	1.15%	1.29%	1.15%
Recoveries to charge-offs	14.42%	16.65%	19.26%	16.32%
Annualized net charge-offs to average loans	1.52%	1.26%	1.30%	1.38%

The Corporation´s allowance for loan losses was $53.3 million or 1.29% of loan balances, at June 30, 2002 compared to $52.9 million, or 1.19% of loan balances at December 31, 2001. The coverage ratio (allowance for loan losses to non–performing loans) was 53.69% at June 30, 2002, down from 55.52% at December 31, 2001, due to an increase in non–performing assets. Net charge–offs of $16.2 million for the quarter ended June 30, 2002 and $28.0 for the six–month period ended June 30, 2002 were partially offset by a provision of $16.5 million during the quarter ended June 30, 2002 and $28.4 million for the six–month period ended June 30, 2002. Although the Corporation´s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge–off levels, and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

For the quarter ended June 30, 2002, the provision for loan losses was $16.5 million compared to $17.2 million for the same quarter in 2001, and $28.4 million compared to $30.3 million for the six–month periods ended June 30, 2002 and 2001, respectively. The increase in commercial loans charge–offs during the second quarter of 2002 was primarily due to an agricultural loan charge–off. The reserve for loan losses is affected by consumer loans originated in previous years under less stringent credit criteria. Although consumer loan charge–offs are still high, there was a reduction of $4.3 million in net consumer charge–offs for the first semester of 2002 compared to the same period in 2001. There was a decrease of $1.9 million in the provision for loan losses for the semester ended June 30, 2002 compared to the same period in 2001. This decrease in the provision was due to a decrease in net charge–offs of $2.6 million during the first semester of 2002 when compared with the same period in the prior year, as well as to a decrease in average loans during the period.

The allowance for loan losses stands at 1.29% of total loans as of June 30, 2002 an increase from 1.15% as of June 30, 2001. This allowance represents 53.69% of total non–performing loans, and if the estimated fair value of real estate collateral is considered, this ratio would reach 112.37%. The annualized ratio of net charge–offs to average loans for the quarter ended June 30, 2002 increased to 1.52% from 1.26% for the same period in 2001.

Other Income

Other income consists of service charges on the Corporation´s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities, gain on sale of mortgage servicing rights and other gains and losses.

The following table sets forth the components of the Corporation´s other income for the quarters and six–month period ended June 30, 2002 and 2001.

The Corporation´s other income for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 reflected an increase of $2.7 million or 18.0%. For the six–month period ended June 30, 2002 there was an increase in other income of $7.1 million or 20.9% compared to the same period of 2001. The increase in other income for the second quarter of 2002 when compared with the second quarter of 2001 was due to a $3.5 million increase in the gain on sale of securities. For the six–month period ended June30, 2002, the gain on sale of securities surpasses the gain reported for the same period in 2001 by $6.6 million. Other service fees increased during the quarter ended June 30, 2002 due primarily to an increase in credit card fees. Service fees on deposit accounts decreased as a result of the decrease in average overdrafts. These decreases were partially offset by increase in credit card, mortgage servicing, trust and other fees. The increase in credit card fees was due to operational changes in the processing of the portfolio, which is now processed internally, thereby leading to the recognition of gross fees. Second quarter gains were partially offset by lower gains on sales of mortgage loans during 2002 compared to 2001. There was also a higher loss recorded on the valuation of derivative instruments of $1.5 million for the second quarter of 2002 compared to $.8 million for the second quarter of 2001. The increase in other is principally due to higher technical assistance fees paid by affiliates and increases in the rentals of point of sale terminals.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

For the quarter and six–month periods ended June 30, 2002, the Corporation´s efficiency ratio on a tax equivalent basis reached a level of 65.83% and 65.45%, respectively compared to 52.52% and 52.74% for the same periods in 2001, respectively, mainly as a result of a decrease in net interest income on a tax equivalent basis coupled with an increase in operating expenses.

For the quarter ended June 30, 2002 total operating expenses reflected an increase of $4.5 million or 10.3% compared to the same period in 2001. Personnel costs reflected an increase of $2.5 million for the quarter ended June 30, 2002, and $4.0 for the six–month period ended June 30, 2002 as compared to the same periods in 2001. This increase was due to an increase in salaries of approximately 3.5% and increases in overtime and temporary help due to special projects related to information systems conversions.

Other operating expenses reflected an increase of $2.1 million during the quarter ended June 30, 2002 and $4.6 million for the six–month period ended June 30, 2002 when compared with the same periods in 2001. The increases in the second quarter of 2002 were mainly due to increases in "All Other", amortization of intangibles, equipment expenses, EDP servicing expense, and travel and transportation. The increase of $.8 million in "All Other" is due to higher software amortization expense due to a decrease in useful life of existing software that will be replaced, higher collection fees on loans due to legal cost related to the foreclosure of an agricultural loan and higher credit card processing expenses. Amortization of intangibles increased because of higher amortization of mortgage servicing rights due to higher refinancing of the portfolio. The increase in equipment maintenance and EDP servicing expenses is a result of the Corporation´s information systems conversion project. The increase in travel and transportation is due to lodging and transportation costs incurred to train all of the Corporations´ personnel in the new information systems.

Provision for Income Tax

The provision for income tax amounted to $1.5 million (or 16.6% of pretax earnings) for the quarter ended June 30, 2002 compared to $1.6 million (or 10.0% of pretax earnings) for the same period in 2001. The decrease in income tax expense is principally due to lower pretax income in 2002. The difference between the Corporation´s statutory and effective tax rates is due primarily to the benefits of net tax–exempt interest income.

FINANCIAL CONDITION – JUNE 30, 2002

Assets

The Corporation´s assets reached $7.5 billion as of June 30, 2002, a 2.0% decrease when compared to total assets of $7.7 billion at December 31, 2001. This decrease was principally a result of a decrease in net loans of $317.8 million during the six–month period ended June 30, 2002, which was partially offset by an increase in the investment portfolio of $284.3 million due to the Corporation´s effort to replace the securities that were partially called during 2001.

The composition of the loan portfolio was as follows:

Net loans at June 30, 2002 were $4.1 billion, reflecting a decrease in the loan portfolio of $317.8 million compared to $4.4 million at December 31, 2001. The decrease in the loan portfolio is mainly due to more stringent credit criteria, the run–off of the consumer auto loan portfolio which was discontinued in 2000 and the sale of residential mortgage loans during the period.

The Corporation´s average loan portfolio for the six–month period ended June 30, 2002 compared to the same period of 2001 reflects a decrease of $138.8 million. The downward trend in the Corporation´s lending activity and the Corporation´s strategic decision to withdraw from the auto–lending sector was partially offset by increases in the average mortgage loan portfolio of $114.7 million.

Non–performing Assets and Past Due Loans

As of June 30, 2002, the Corporation´s total non–performing assets and past due loans increased to $111.9 million or 2.7% of total loans from $100.0 million or 2.3% of total loans as of December 31, 2001. The increase in non–performing assets and past due loans was reflected primarily in repossessed assets as a result of the foreclosure of an agricultural loan charged–off during the quarter. There were also increases in non–performing commercial and residential mortgage loan portfolios. Non–performing loans (excluding other real estate owned) at June 30, 2002 increased to $99.2 million or 2.4% of total loans from $95.2 million or 2.1% of total loans at December 31, 2001. Repossessed assets increased $7.9 million during the first semester of 2002. Accruing loans past–due 90 days or more, at June 30, 2002 decreased $1.1 million from $5.5 million at December 31, 2001. The level of non–performing loans to total loans at June 30, 2002 stands at 2.41% compared to 2.14% at December 31, 2001. As of June 30, 2002 the coverage ratio (allowance for loan losses to total non–performing loans) reached 53.69%, and if the estimated fair value of real estate collateral is considered, this ratio would reflect a coverage of 112.37%. The Corporation continuously monitors non–performing assets and has deployed additional resources to manage the non–performing loan portfolio.

Liabilities

As of June 30, 2002, total liabilities reached $6.9 billion, a decrease of $169.8 million over the December 31, 2001 balance. This decrease in total liabilities was principally due to decreases in federal funds purchased and other borrowings of $103.9 million, commercial paper issued of $174.3 million; partially offset by increases in securities sold under agreements to repurchase of $98.3 million and in deposits of $37.2 million.

Deposits

At June 30, 2002, total deposits were $4.8 billion, reflecting a slight increase of $37.2 million or .8% over December 31, 2001. Average deposits for the quarter ended June 30, 2002 were $4.2 billion, an increase of 7.5% over same period in 2001. The Corporation continues its efforts to increase its deposit base by implementing a direct marketing campaign to maximize the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholders´ equity was $606.9 million or 8.1% of total assets at June 30, 2002, compared to $592 million or 7.7% of total assets at December 31, 2001. This increase in stockholder´s equity was due to the net income generated during the six–month period ended June 30, 2002 and a decrease in accumulated other comprehensive loss resulting from an improvement in the fair value of securities available for sale and cash flow hedges. This increase was partially offset by the acquisition of treasury stock and cash dividends paid on common and preferred stock.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of June 7, 2002 and expects to continue to pay quarterly dividends.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend will be distributed on July 31, 2002. Cash will be paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying unaudited financial statements have been retroactively adjusted to reflect this stock dividend as follows:

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation´s consolidated financial position and results of operations. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation´s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Corporation´s capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

As of June 30, 2002, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2002 the Corporation continues to exceed the regulatory risk–based capital requirements for well–capitalized institutions. Tier I capital to risk–adjusted assets and total capital ratios at June 30, 2002 were 11.82% and 12.89%, respectively and the leverage ratio was 8.61%.

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

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under these programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of June 30, 2002, 3,227,700 common shares amounting to $55,781,000 had been repurchased under these plans. With the Dividend Reinvestment and Cash Purchase Plans holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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
SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
(Dollars in thousands)	June 30, 2002			June 30, 2001
		Interest on a			Interest on a
	Average	Tax Equivalent	Average	Average	Tax Equivalent	Average
	Balance	Basis	Rate	Balance	Basis	Rate
ASSETS
Interest bearing deposits	$ 73,908	$ 214	1.16%	$ 55,642	$ 169	1.22%
Federal funds sold and securities purchased
Under agreements to resell	165,266	736	1.79%	131,353	1,390	4.24%
Total interest bearing deposits	239,174	950	1.59%	186,995	1,559	3.34%

U.S.Treasury securities	504,562	2,183	1.74%	146,103	2,075	5.70%
Obligations of other U.S.government
Agencies and corporations	1,101,983	15,777	5.74%	1,458,931	25,369	6.97%
Obligations of government of Puerto Rico
And political subdivisions	25,438	666	10.50%	27,479	634	9.25%
Collateralized mortgage obligations and
Mortgage backed securities	377,495	4,214	4.48%	506,993	7,198	5.69%
Other	81,769	711	3.49%	67,206	1,440	8.59%
Total investment securities	2,091,247	23,551	4.52%	2,206,712	36,716	6.67%

Loans (net of unearned income)	4,211,728	75,961	7.23%	4,391,382	96,660	8.83%
Total interest earning assets/ interest income	6,542,149	100,462	6.16%	6,785,089	134,935	7.98%
Non–interest earning assests	328,441			336,440
Total	$ 6,870,590			$ 7,121,529

LIABILITIES AND STOCKHOLDERS EQUITY
Savings and NOW accounts	$ 1,650,098	$ 8,437	2.05%	$ 1,430,564	$ 10,383	2.91%
Other time deposits	1,918,140	13,222	2.76%	1,855,262	21,869	4.73%
Borrowings	1,616,858	14,284	3.54%	2,112,785	27,318	5.19%
Term Notes	326,685	4,499	5.52%	418,055	5,885	5.65%
Subordinated Notes	4,615	53	4.61%	20,000	240	4.81%
Total interest bearing liabilities/interest expense	5,516,396	40,495	2.94%	5,836,666	65,695	4.51%
Non–interest bearing liabilities	734,822			693,580
Total liabilities	6,251,218			6,530,246
Stockholders´ Equity	619,372			591,283
Total	$ 6,870,590			$ 7,121,529
Net interest income		$ 59,967			$ 69,240
Cost of funding earning assets			2.48%			3.88%
Net interest margin			3.68%			4.09%

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk and Interest Rate Sensitivity

A key component of the Corporation´s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation is experiencing a positive gap, which denotes asset sensitivity and means that an increase in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. The decrease in interest margin from a reduction in interest rates would not be material.

The Corporation´s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation´s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation´s interest earning assets and interest bearing liabilities at June 30, 2002 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

As of June 30, 2002						
	0 to 3 months	3 months to a Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	More than 10 Years	No Interest Rate Risk
ASSETS:	(in thousands)						
Investment Portfolio	$ 986,490	$ 231,667	$ 86,332	$ 803,148	$ 39,765	$ 680	$ 25,001
Deposits in Other Banks	872,469	-	-	-	-	-	135,793
Loan Portfolio							
Commercial	1,217,054	135,944	228,710	204,238	165,259	22,643	200,748
Construction	244,461	10,775	5,373	12,949	29,319	9,464	13,494
Consumer	153,959	98,954	213,682	110,124	31,260	99	8,393
Mortgage	30,444	108,000	330,874	256,894	267,875	37	13,382
Fixed and Other Assets	-	-	-	-	-	-	199,302
Total Assets	3,504,877	585,340	864,971	1,387,353	533,478	32,923	596,113
LIABILITIES AND STOCKHOLDERS' EQUITY							
External Funds Purchased							
Commercial Paper	(174,883)	-	-	-	-	-	-
Repurchase Agreements	-	-	(650,006)	(425,000)	-	-	-
Federal Funds	(381,081)	-	-	-	-	-	-
Deposits							
Certificates of Deposit	(1,703,007)	(279,341)	(186,247)	(198,052)	(75,155)	(22,553)	-
Demand Deposits and Savings Accounts	(772,826)	(113,720)	(128,137)	(128,137)	(497,062)	(12,775)	(3,026)
Transactional Accounts	(83,885)	(37,282)	(167,770)	(167,770)	(254,173)	-	-
Senior and Subordinated Debt	(75,000)	(21,600)	(115,000)	-	-	(111,776)	-
Other Liabilities and Capital							(719,791)
Total Liabilities and Capital	(3,190,682)	(451,943)	(1,247,160)	(918,959)	(826,390)	(147,104)	(722,817)
Off-Balance Sheet Financial Information							
Interest Rate Swaps (Assets)	104,013	50,000	81,880	130,000	74,875	-	-
Interest Rate Swaps (Liabilities)	(336,755)	-	-	(104,013)	-	-	-
Cap's (Assets)	9,178	-	-	9,178	-	-	-
Cap's Final Maturity (Liabilities)	(9,178)	-	-	(9,178)	-	-	-
Positive (Negative) GAP	$ 81,453	$ 183,397	$ (300,309)	$ 494,381	$ (218,037)	$ (114,181)	$ (126,704)

Interest rate risk is the primary market risk to which the Corporation is exposed. Nearly all of the Corporation´s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading.

They include loans, investment securities, deposits, short–term borrowings, senior and subordinated debt and derivative financial instruments used for asset and liability management.

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

The Financial Profitability Report identifies individual components of the Corporation´s non–trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

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

The Corporation has established a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of June 30, 2002, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $5.6 million which represents a 2.67% decrease in net interest income, which is below the established 5.0% limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of June 30, 2002, it was determined that the Corporation had a potential loss in net interest income of approximately $11.1 million, which represents a 5.30% decrease in net interest income, which is below the established 9% limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short–term and long–term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2002 the Corporation had $2.9 billion in unsecured lines of credit ($1.7 billion available) and $4.1 billion in collateralized lines of credit with banks and financial entities ($2.8 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2002, the Corporation had a liquidity ratio of 15.37%. At June 30, 2002, the Corporation had total available liquid assets of $932 million. The Corporation believes it has sufficient liquidity to meet current obligations.

Derivatives

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest–earning assets (including investment securities) and interest–bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation´s business strategies. The Corporation has only limited involvement with derivative financial instruments and uses them principally for hedging purposes.

Asset–liability risk management activities are conducted in the context of the Corporation´s liability sensitivity to interest rate changes. This liability sensitivity arises due to interest–bearing liabilities repricing more frequently than interest bearing assets. The opposite applies when rates are rising.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on the periodic assessment of counterparties´ credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of June 30, 2002, the Corporation had the following derivative financial instruments outstanding:

As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

Interest rate caps are similar to option contracts that require the writer to pay the purchaser at specified future dates, the amount (if any) by which a specified market interest rate exceeds the fixed cap rate applied to a notional principal amount. The purchaser pays a premium for transferring the risk of unfavorable interest rate changes to the option writer. The Corporation´s principal objective in holding interest rate caps is the management of interest rate risk and to secure future cash flows, specifically to control the Corporation´s cost of funds, related to Commercial Paper issued and Securities Sold Under Agreements to Repurchase, and to close the gap in a scenario of interest rates to the upside.

Interest rate swaps involve the exchange of fixed and floating interest rate payments without an exchange of the underlying principal. Net interest settlements of interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. The Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. The Corporation swapped $835 million during 2001 and $40 million during 2002 to hedge the rollover of a series of fixed–rate short–term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of June 30, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $340,767,000, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.90% and 4.75%, respectively. As of June 30, 2002, the Corporation had retail fixed rate certificates of deposit amounting to approximately $334.9 million swapped to create a floating rate source of funds and a $4.1 million variable rate loan was fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the semester ended June 30, 2002, the Corporation recognized a loss of approximately $405,000 on fair value hedges due to hedge ineffectiveness which is included in other gains and losses in the consolidated statements of income.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor´s 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the year ended December 31, 2001, the Corporation recognized a gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively related to the cumulative effect of a change in accounting principle. For the semester ended June 30, 2002, a gain of approximately $641,000 was recorded on embedded options on stock indexed deposits and a loss of approximately $676,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of June 30, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,596,000. For the six–month period ended June 30, 2002, the Corporation recorded a gain of $1,454 net of the related tax liability of $567 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative transactions with customers. During 2002 the Corporation entered into interest rate caps with customers and simultaneously hedged the caps with interest rate caps with a related and unrelated third party under the same terms and conditions. The Corporation recognized a net gain of $38,000 on this transaction.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Santander BanCorp´s Annual Meeting of Stockholders was held on April 30, 2002. A quorum was obtained with 38,394,348 shares represented in person or by proxy, which represented 97.57% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:

The following four directors were elected for a three year term, ending April 2004:

A resolution to ratify the appointment of Arthur Andersen, LLP as the Corporation´s independent public accountants for fiscal year 2002, was approved with the following results:

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8–K
A. Exhibit No.	Exhibit Description	Reference

(2.0)	Agreement and Plan of Merger–Banco Santander Puerto Rico and
	Santander Bancorp	a.
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	b.
(3.1)	Articles of Incorporation	c.
(3.2)	Bylaws	d.
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	e.
(4.2)	Offering Circular for $25,000,000 AFICA Note Program	f.
(4.3)	Bank Notes Program and Distribution Agreement	g.
(4.4)	Offering Circular for $26,000,000 AFICA Note Program	h.
(4.5)	Offering Circular for $25,000,000 AFICA Note Program	i.

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
g. Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
h. Incorporated by reference to Exhibit (4.4) of the 2000 10K
i. Incorporated by reference to Exhibit (4.5) of the 2001 10K

B.	Reports on Form 8–k – The Corporation filed two reports on Form 8–K during the quarter ended June 30, 2002

	·	Items Reported – May 2, 2002

Item 5 –– On April 30, 2002, The Board of Directors of Santander BanCorp (the "Corporation") and
Banco Santander Puerto Rico, the Corporation´s banking subsidiary, approved the appointment of Ms.
Monica Aparicio as Chairman and Chief Executive Officer of the holding company and its banking subsidiary, Banco Santander Puerto Rico. In addition, Jose Ramón González was appointed President and Chief Operating Officer of both entities.

Item 7c – Exhibit 99.1 Press Release issued April 30, 2002

	·	Items Reported – July 3, 2002

Item 4 –– The Audit Committee of the Board of Directors of Santander BanCorp recommended to the
Board of Directors to release Arthur Andersen LLP ("Andersen") as Santander BanCorp´s independent public accountants and engaged Deloitte & Touche LLP to serve as Santander BanCorp´s independent public accountants for 2002.

Item 7c – Exhibit 16.0 –– Letter from Arthur Andersen, LLP

Item 7c – Exhibit 99.1 Press Release issued June 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Corporation

Date: August 12, 2002	By:/s/ Monica Aparicio Smith
Chairperson of the Board and
Chief Executive Officer

Date: August 12, 2002	By:/s/ José Ramón Gonzalez
President, Chief Operating Officer and
Chief Financial Officer

CERTIFICATION

Pursuant to 18 U.S.C. sec. 1350, the undersigned officer of Santander BanCorp (the "Corporation") hereby certifies, to such officer´s knowledge, that the Quarterly Report on Form 10–Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: August 12, 2002	By:/s/ Monica Aparicio Smith
Chairperson of the Board and
Chief Executive Officer

Date: August 12, 2002	By:/s/ José Ramón Gonzalez
President, Chief Operating Officer and
Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 12 U.S.C. sec. 1350 and is not being filed as part of the Report or as a separate disclosure document.