Form 10-Q
period 2002-09-30
SANTANDER BANCORP
filed 2002-11-14
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

Commission File: 001–15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66–0573723
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

207 Ponce de Leon Avenue
Hato Rey, Puerto Rico	00917
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(787) 759–7070

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes X No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2002
Common Stock, $2.50 par value	42,751,714

SANTANDER BANCORP

CONTENTS
Page No.
Part I: Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Changes in Stockholders– Equity	3
Consolidated Statements of Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	40
Part II: Other Information
Item 1. Legal Proceedings	41
Item 2. Changes in Securities	41
Item 3. Defaults upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits and Reports on Form 8–K	41
Signatures
Certifications

Forward Looking Statements. When used in this Form 10–Q or future filings by Santander BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward looking statements. If future events and actual performance differ from the Corporation's assumptions, the actual results could vary significantly from the performance projected in the forward looking statements.

The Corporation wishes to caution readers not to place undue reliance on any such forward–looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward–looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I – ITEM 1

FINANCIAL STATEMENTS

SANTANDER BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands, except per share data)
ASSETS
	September 30, 2002	December 31, 2001
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 176,410	$ 135,425
Interest bearing deposits	539,145	911,302
Federal funds sold and securities purchased under agreements to resell	161,000	100,000
Total cash and cash equivalents	876,555	1,146,727
INTEREST BEARING DEPOSITS	482	–
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value	712,482	1,433,112
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost	1,283,629	455,684
LOANS HELD FOR SALE, net	168,603	115,957
LOANS, net	3,730,363	4,273,001
BANK PREMISES AND EQUIPMENT, net	63,806	68,407
ACCRUED INTEREST RECEIVABLE	35,624	38,837
GOODWILL	10,552	10,552
OTHER INTANGIBLE ASSETS	12,127	14,125
OTHER ASSETS	128,340	103,509
	$ 7,022,563	$ 7,659,911
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non–interest bearing	$ 631,884	$ 628,566
Interest bearing	3,967,987	4,165,165
Total deposits	4,599,871	4,793,731
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	202,000	485,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,075,006	976,686
COMMERCIAL PAPER ISSUED	49,957	349,176
SUBORDINATED CAPITAL NOTES	–	20,000
TERM NOTES	321,722	329,774
ACCRUED INTEREST PAYABLE	27,554	20,367
OTHER LIABILITIES	152,588	93,164
	6,428,698	7,067,898
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 10,000,000 shares authorized;
2,610,008 issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 46,410,214 and
42,484,870 shares issued in 2002 and 2001, respectively; 42,751,714 and
39,388,670 shares outstanding in 2002 and 2001, respectively	116,025	106,212
Capital paid in excess of par value	187,742	122,457
Treasury stock at cost, 3,658,500 and 3,096,200 shares in 2002
and 2001, respectively	(62,946)	(53,277)
Accumulated other comprehensive loss, net of taxes	(6,555)	(11,347)
Retained earnings–
Reserve fund	114,418	114,418
Undivided profits	179,931	248,300
Total stockholders' equity	593,865	592,013
	$ 7,022,563	$ 7,659,911

The accompanying notes are an integral part of these consolidated financial statements
SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE0MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share data)
	For the nine–month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
INTEREST INCOME:
Loans	$ 224,110	$ 287,488	$ 70,854	$ 90,908
Investment securities	54,402	91,988	18,257	20,548
Interest bearing deposits	839	899	351	401
Federal funds sold and securities purchased under
agreements to resell	2,629	3,358	498	1,321
Total interest income	281,980	383,733	89,960	113,178
INTEREST EXPENSE:
Deposits	63,816	104,329	21,314	30,940
Securities sold under agreements to repurchase
and other borrowings	56,600	94,329	18,042	21,254
Subordinated capital notes	278	760	–	230
Total interest expense	120,694	199,418	39,356	52,424
Net interest income	161,286	184,315	50,604	60,754
PROVISION FOR LOAN LOSSES	45,500	49,745	17,078	19,400
Net interest income after provision for loan losses	115,786	134,570	33,526	41,354
OTHER INCOME:
Service charges, fees and other	30,823	30,451	9,943	10,432
Gain on sale of securities	12,230	17,198	48	11,640
Gain on sale of mortgage servicing rights	409	378	119	130
Loss on derivatives	(1,352)	(2,914)	397	(169)
Other gains and losses	13,346	15,424	3,934	4,585
Total other income	55,456	60,537	14,441	26,618
OTHER OPERATING EXPENSES:
Salaries and employee benefits	57,377	52,187	18,620	17,470
Occupancy costs	9,821	10,685	3,239	3,506
Equipment expenses	8,565	8,552	2,499	3,056
Other operating expenses	66,292	62,889	21,787	23,033
Total other operating expenses	142,055	134,313	46,145	47,065
Income before provision for income tax and cumulative effect
of change in accounting principle	29,187	60,794	1,822	20,907
PROVISION (CREDIT) FOR INCOME TAX	5,594	8,148	(496)	2,798
INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	23,593	52,646	2,318	18,109
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX	–	(8,246)	–	–
NET INCOME	23,593	44,400	2,318	18,109
DIVIDENDS TO PREFERRED SHAREHOLDERS	3,426	3,426	1,142	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 20,167	$ 40,974	$ 1,176	$ 16,967

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ 0.47	$ 1.12	$ 0.03	$ 0.39
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	–	(0.19)	–	–
NET INCOME PER COMMON SHARE	$ 0.47	$ 0.93	$ 0.03	$ 0.39

The accompanying notes are an integral part of these consolidated financial statements
SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE–MONTH PERIOD ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED DECEMBER 31, 2001
(Dollars in thousands, except share data)

	September 30, 2002	December 31, 2001
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	106,212	106,212
Issuance of common stock	9,813	–
Balance at end of period	116,025	106,212
Capital Paid in Excess of Par Value:
Balance at beginning of period	122,457	122,457
Issuance of common stock	65,285	–
Balance at end of period	187,742	122,457
Treasury stock at cost:
Balance at beginning of period	(53,277)	(23,251)
Stock repurchased at cost	(9,669)	(30,026)
Balance at end of period	(62,946)	(53,277)
Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of period	(11,347)	(7,316)
Unrealized gains on investment securities available
for sale, net of tax	5,881	2,360
Unrealized gains (losses) on cash flow hedges, net of tax	(1,089)	(6,391)
Balance at end of period	(6,555)	(11,347)
Retained Earnings – Reserve Fund:
Balance at beginning of period	114,418	109,646
Transfer from retained earnings	–	4,772
Balance at end of period	114,418	114,418
Retained earnings ? Undivided Profits
Balance at beginning of period	248,300	222,818
Net income	23,593	52,400
Transfer to Retained Earnings – Reserve Fund	–	(4,772)
Deferred tax benefit amortization	(30)	(50)
Common stock cash dividend	(13,407)	(17,528)
Preferred stock cash dividend	(3,426)	(4,568)
Stock dividend	(75,099)	–
Balance at end of period	179,931	248,300
Total stockholders' equity	$ 593,865	$ 592,013

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE–MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except share data)
	For the nine–month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Net income	$ 23,593	$ 44,400	$ 2,318	$ 18,109
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale, net of tax	413	10,564	(2,013)	4,449
Reclassification adjustment for gains and losses
included in net income, net of tax	4,559	(2,145)	2,027	(352)
Unrealized gains (losses) on investments securities
transferred to the held to maturity category,
net of amortization	909	–	(395)	–
Unrealized gains (losses) on investment securities	–	–	–	–
available for sale, net of tax	5,881	8,419	(381)	4,097
Unrealized losses on cumulative effect of change in
accounting principle for cash flow hedges, net of tax	–	(1,507)	–	–
Unrealized gains (losses) on cash flow hedges, net of tax	(2,920)	(6,124)	(4,751)	(4,207)
Reclassification adjustment for gains and losses
included in net income, net of tax	1,831	–	2,823	–
Unrealized gains (losses) on cash flow hedges, net of tax	(1,089)	(7,631)	(1,928)	(4,207)
Other comprehensive income (loss), net of tax	4,792	788	(2,309)	(110)
Comprehensive income	$ 28,385	$ 45,188	$ 9	$ 17,999

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE–MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 23,593	$ 44,400
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	–	13,518
Depreciation and amortization	18,331	16,958
Provision for loan losses	45,500	49,745
Gain on sale of securities	(12,230)	(17,198)
Loss on derivatives	1,352	2,914
Trading losses	859	(48)
Net discount accretion on securities	(7,489)	(7,533)
Net premium amortization (discount accretion) on loans	286	(392)
Purchases and originations of loans held for sale	(542,445)	(460,881)
Proceeds from sales of loans held for sale	484,536	411,713
Repayments of loans held for sale	5,263	53,943
Proceeds from sales of trading securities	146,681	62,173
Purchases of trading securities	(147,540)	(62,125)
Decrease in accrued interest receivable	1,987	28,756
Increase in other assets	(36,492)
Increase (decrease) in accrued interest payable	10,631	(19,945)
Increase in other liabilities	57,912	15,112
Total adjustments	27,142	52,102
Net cash provided by operating activities	50,735	96,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits	(482)	–
Proceeds from sales of investment securities available for sale	1,632,649	2,356,704
Proceeds from maturities of investment securities available for sale	6,673,450	440,151
Purchases of investment securities available for sale	(7,825,711)	(3,056,738)
Proceeds from maturities of investment securities held to maturity	457,093	875,840
Purchases of investment securities held to maturity	(1,394,006)	(1,155,727)
Repayment of securities and securities called	377,975	1,786,400
Payments on derivative transactions	(3,450)	–
Purchases of mortgage loans	(1,583)	(5,027)
Net decrease in loans	498,663	60,171
Capital expenditures	(2,641)	(4,672)
Net cash provided by investing activities	411,957	1,297,102
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(194,411)	(8,912)
Net (decrease) increase in federal funds purchased and other borrowings	(283,000)	135,000
Net increase (decrease) in securities sold under agreements to repurchase	98,320	(663,809)
Net (decrease) increase in commercial paper issued	(299,219)	379,690
Net decrease in term notes	(8,052)	(103,226)
Payment of subordinated capital notes	(20,000)	–
Repurchase of common stock	(9,669)	(27,347)
Dividends paid	(16,833)	(16,632)
Net cash used in financing activities	(732,864)	(305,236)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(270,172)	1,088,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,146,727	271,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 876,555	$ 1,359,522
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for
Interest	$ 113,507	$ 171,840
Income Taxes	$ 517	$ 8,026

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the Corporation), an 87% owned subsidiary of Santander Central Hispano, S.A. conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting policies generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the nine–month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Corporation's Annual Report on Form 10–K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of September 30, 2002 included herein have been prepared on a consistent basis with the year–end audited financial statements as of December 31, 2001. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

The following is a summary of the most significant policies:

Nature of Operations and Use of Estimates

The Corporation was reorganized on May 2, 2000 under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the "Bank") and other entities as management deemed appropriate. As a result of this reorganization each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank. The reorganization was treated as a tax–free reorganization and the exchange by the Bank's shareholders of their shares of the Bank's common stock for shares of Santander BanCorp common stock constituted a tax–free exchange for purposes of Puerto Rico income tax laws. The reorganizations were recorded at historical cost in a manner similar to a pooling of interests. Accordingly, at acquisition date, the Corporation recorded the assets acquired and liabilities assumed at book value and the consolidated balance sheets, statements of income, changes in stockholders' equity and comprehensive income and cash flows were presented as if the entities had been merged at the beginning of the year. All significant intercompany balances and transactions were eliminated.

On September 26, 2000, the Corporation acquired 100% of the common stock of Santander Insurance Agency, formerly known as Inversiones y Desarrollos del Caribe, Inc. (INDECA) for the purpose of establishing an insurance agency. Santander Insurance Agency was approved by the Commissioner of Insurance of Puerto Rico to operate as an insurance and general agent, effective October 10, 2000.

Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank's wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Until December 31, 2000, gains and losses on these contracts were deferred and were reflected in income when the contracts were settled. Effective January 1, 2001, the Corporation accounts for its derivative instruments following the provisions of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Corporation engages on a limited basis in derivative financial instruments for trading purposes. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available–for–sale security, or a foreign–currency–denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation applied SFAS No. 133, as amended, on January 1, 2001, as required. The cumulative effect of this change in accounting principle for the year ended December 31, 2001 amounted to a loss of approximately $8,246,000, net of the effect of the related tax benefit of approximately $5,272,000, reported as a cumulative type adjustment in the statement of income, and a loss of approximately $1,507,000 reported net of the effect of the related tax benefit of approximately $964,000 in other comprehensive income.

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income distributable to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share, after giving retroactive effect to the stock dividend declared on June 17, 2002, was 43,194,614 and 44,148,994 for the nine–month periods ended September 30, 2002 and 2001, respectively, and 43,056,336 and 43,482,674 for the quarters ended September 30, 2002 and September 30, 2001, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2002 and 2001.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" during June 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets."

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Corporation applied SFAS No. 142 on January 1, 2002, as required. Goodwill amortization for the quarter and the nine–month period ended September 30, 2001 were approximately $305,000 and $914,000, respectively. Based on an assessment of the value of the Corporation's goodwill at January 1, 2002, it was determined that the Corporation's goodwill was not impaired.

On January 1, 2002, the Corporation adopted Statement of Financial Accounting No. 144 (SFAS No. 144) "Accounting for the Impairment or Disposal of Long–Lived Assets." This Statement requires that one accounting model be used for long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Corporation's adoption of this statement did not have any effect on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt –– an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale–leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Corporation believes that the implementation of SFAS No. 145 will not have a material effect on the Corporation's consolidated results of operations or consolidated financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long–Lived Assets". This Statement does not apply to costs associated with the retirement of a long–lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation is in the process of evaluating the effect of adoption of SFAS No. 146.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This Statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long–Lived Assets", to include in its scope long–term customer–relationship intangible assets of financial institutions such as depositor and borrower–relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of January 1, 2002, the date the Company initially applied SFAS No. 142 in its entirety. The implementation of SFAS No. 147 did not have a material effect on the Corporation's consolidated results of operations or consolidated financial position.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and related maturities follows:

	As of September 30, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government
Within one year	$ 712,456	$ 37	$ 11	$ 712,482	1.68%
	As of December 31, 2001
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government
Within one year	$ 101,728	$ 10	$ –	$ 101,738	2.04%
After one year but within five years	1,164,301	1,847	9,076	1,157,072	4.77%
	1,266,029	1,857	9,076	1,258,810	4.55%
Commonwealth of Puerto Rico and its subdivisions
After five years but within ten years	22,000	67	–	22,067	5.30%
Over ten years	5,670	8	224	5,454	6.40%
	27,670	75	224	27,521	5.53%
Mortgage–backed securities
Over ten years	147,536	166	921	146,781	6.14%
	$ 1,441,235	$ 2,098	$ 10,221	$ 1,433,112	4.73%

Contractual maturities on certain securities, including mortgage–backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses and fair value of investment securities and related contractual maturities follows:

	As of September 30, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government
Within one year	$ 150,372	$ 359	$ –	$ 150,731	2.35%
After one year but within five years	812,706	63,432	4	876,134	5.07%
After five years but within ten years	6,006	–	–	6,006	6.00%
	969,084	63,791	4	1,032,871	4.66%
Commonwealth of Puerto Rico and its subdivisions
Within one year	64,267	24	–	64,291	1.98%
After one year but within five years	24,680	835	–	25,515	5.45%
After five years but within ten years	1,160	23	–	1,183	6.79%
Over ten years	11,342	574	–	11,916	6.40%
	101,449	1,456	–	102,905	3.38%
Mortgage–backed securities
Within one year	15	–	–	15	11.32%
After one year but within five years	3,248	155	–	3,403	6.15%
After five years but within ten years	15,163	877	1	16,039	6.81%
Over ten years	174,470	2,011	836	175,645	4.59%
	192,896	3,043	837	195,102	4.80%
Foreign governments
Within one year	50	–	–	50	6.20%
After one year but within five years	150	–	–	150	7.14%
	200	–	–	200	6.91%
Other securities	20,000	–	–	20,000	3.10%
	$ 1,283,629	$ 68,290	$ 841	$ 1,351,078	4.56%

	As of December 31, 2001
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government
After five years but within ten years	$ 125,601	$ 420	$ –	$ 126,021	6.00%
Commonwealth of Puerto Rico and its subdivisions
Within one year	61,386	2	–	61,388	2.05%
After one year but within five years	7,177	34	–	7,211	6.95%
After five years but within ten years	12,887	325	–	13,212	6.79%
Over ten years	6,142	61	–	6,203	6.15%
	87,592	422	–	88,014	3.44%
Mortgage–backed securities
Within one year	34	–	–	34	9.62%
After one year but within five years	11,163	198	256	11,105	4.14%
After five years but within ten years	14,113	1,040	3	15,150	8.77%
Over ten years	188,181	835	663	188,353	2.67%
	213,491	2,073	922	214,642	3.16%
Foreign governments
After one year but within five years	50	–	–	50	7.50%
After five years but within ten years	200	–	–	200	6.91%
	250	–	–	250	7.03%
Other securities	28,750	–	–	28,750	4.54%
	$ 455,684	$ 2,915	$ 922	$ 457,677	4.08%

   Contractual maturities on certain securities, including mortgage–backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation's loan portfolio at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001
	(In thousands)

Commercial and industrial	$ 2,070,873	$ 2,271,876
Consumer	563,518	689,669
Construction	324,717	328,846
Mortgage	843,482	1,052,813
	3,802,590	4,343,204
Unearned income	(13,997)	(17,346)
Allowance for loan losses	(58,230)	(52,857)
	$ 3,730,363	$ 4,273,001

 5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

	Nine–month period ended		Quarter ended
	September 30,		September 30,
(Dollars in thousands)	2002	2001	2002	2001

Balance at beginning of year	$ 52,857	$ 51,526	$ 53,259	$ 51,204
Provision for loan losses	45,500	49,745	17,078	19,400
	98,357	101,271	70,337	70,604
Losses charged to the allowance
Commercial	15,037	16,798	3,616	7,095
Mortgage	–	74	–	48
Consumer	34,084	38,818	10,799	11,900
	49,121	55,690	14,415	19,043
Recoveries
Commercial	3,187	3,555	881	1,303
Mortgage	14	–	6	–
Construction	1	–	1	–
Consumer	5,792	8,605	1,420	1,322
	8,994	12,160	2,308	2,625
Net loans charged–off	40,127	47,085	12,107	16,418
Balance at end of year	$ 58,230	$ 54,186	$ 58,230	$ 54,186

6. Short–Term Borrowings:

Following are summaries of short–term borrowings for the periods indicated:
As of and for the nine–month period ended
September 30, 2002
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(in thousands)
Amount outstanding at period–end
	$ 202,000	$ 1,075,006	$ 49,957
Average indebtedness outstanding during the period	$ 368,646	$ 842,261	$ 336,756
Maximum amount outstanding during the period	$ 817,000	$ 1,075,006	$ 724,009
Average interest rate for the period	1.91%	5.02%	1.91%
Average interest rate at period end	1.87%	4.93%	1.82%

As of and for the year ended
December 31, 2001
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(in thousands)
Amount outstanding at year–end	$ 485,000	$ 976,686	$ 349,176
Average indebtedness outstanding during the year	$ 442,456	$ 742,658	$ 623,745
Maximum amount outstanding during the year	$ 870,000	$ 1,391,875	$ 1,041,500
Average interest rate for the year	4.58%	5.29%	4.44%
Average interest rate at year–end	2.11%	3.65%	1.97%

   Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30,	December 31,
	2002	2001
Federal funds purchased and other borrowings:	(in thousands)
Within thirty days	$ 2,000	$ 255,000
After thirty to ninety days	–	50,000
Over ninety days	200,000	180,000
Total	$ 202,000	$ 485,000
Securities sold under agreements to repurchase:
Within thirty days	$ –	$ 476,680
Over ninety days	1,075,006	500,006
Total	$ 1,075,006	$ 976,686
Commercial paper issued:
Within thirty days	$ 24,996	$ 249,625
After thirty to ninety days	24,961	99,551
Total	$ 49,957	$ 349,176

 The following securities were sold under agreements to repurchase:

	September 30, 2002
	Amortized Cost of		Fair Value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 1,044,500	$ 905,343	$ 1,100,178	4.30%

Mortgage Backed Securities	80,748	169,663	81,281	4.88%
Total	$ 1,125,248	$ 1,075,006	$ 1,181,459	4.34%

	December 31, 2001
	Amortized Cost of		Fair Value	Weighted
	Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 836,229	$ 766,686	$ 836,229	4.92%

Mortgage Backed Securities	157,816	210,000	157,978	5.27%
Total	$ 994,045	$ 976,686	$ 994,207	4.98%

7. Stockholders' Equity:

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. This non–cash transaction has been excluded from the accompanying statements of cash flows. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying unaudited consolidated financial statements have been adjusted retroactively to reflect this stock dividend, as follows:

	Nine–month period ended		Quarter ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars and number of shares in thousands, except earnings per common share data)

Net income	$ 23,593	$ 44,400	$ 2,318	$ 18,109
Dividends to preferred shareholders	3,426	3,426	1,142	1,142
Net income available to common shareholders	$ 20,167	$ 40,974	$ 1,176	$ 16,967

Average number of common shares
Outstanding prior to common stock dividend	39,270	40,224	39,131	39,557
Common stock dividend	3,925	3,925	3,925	3,925
Adjusted average number of common shares	43,195	44,149	43,056	43,482

Basic and diluted earnings per common share	$ 0.47	$ 0.93	$ 0.03	$ 0.39

8. Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest–earning assets (including investment securities) and interest–bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation's business strategies. The Corporation uses derivative financial instruments principally for hedging purposes.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on the periodic assessment of counterpartie's credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of September 30, 2002, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss)	Other Comprehensive
	Notional	Fair	For the Nine–Month Period	Income(Loss) as of
	Value	Value	ended September 30, 2002	September 30, 2002*
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (12,265)	$ (1,347)	$ (7,481)
FAIR VALUE HEDGES
Interest rate swaps	323,174	2,143	(69)	–
OTHER DERIVATIVES
Options	11,650	150	(665)	–
Embedded options on
Stock indexed deposits	(11,112)	(148)	624	–
Forward foreign currency
Exchange contracts	5,783	2	–	1
Interest rate caps	15,836	283	103	–
Customer interest rate caps	(15,836)	(283)	(20)	–
Interest Rate Swaps –customer	10,000	783	783	–
Interest Rate Swaps	10,000	(761)	(761)	–
			$ (1,352)	$ (7,480)
*Net of tax

As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

					Cumulative effect of change in
				Other	accounting principle*
	Notional	Fair	Gain	Comprehensive	Gain	Comprehensive
	Value	Value	(Loss)	Income(Loss)	(Loss)	Income(Loss)
	(In thousands)
CASH FLOW HEDGES
Interest rate caps	$ 1,075,000	$ –	$ (1,004)	$ (1,190)	$ (8,410)	$ 1,190
Interest rate swaps	935,000	(10,479)	–	(3,695)	–	(2,697)
FAIR VALUE HEDGES
Interest rate swaps	112,482	2,002	721	–	198	–
OTHER DERIVATIVES
Options	10,650	815	(1,076)	–	(174)	–
Embedded options on
Stock indexed deposits	(10,225)	(772)	(1,001)	–	140	–
Forward foreign currency
Exchange contracts	5,148	1	–	1	–	–
			$ (2,360)	$ (4,884)	$ (8,246)	$ (1,507)
*Net of tax

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

As of September 30, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $323.2 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 0.86% and 2.40%, respectively. As of September 30, 2002, the Corporation had retail fixed rates certificates of deposit amounting to approximately $316.8 million swapped to create a floating rate source of funds and a $4.0 million variable rate loan was fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the nine–month period ended September 30, 2002, the Corporation recognized a loss of approximately $106,000 on fair value hedges due to hedge ineffectiveness which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of its fair value hedges were cancelled resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the year ended December 31, 2001, the Corporation recognized a gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively related to the cumulative effect of a change in accounting principle. For the nine–month period ended September 30, 2002, a gain of approximately $624,000 was recorded on embedded options on stock indexed deposits and a loss of approximately $665,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of September 30, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,783,000. For the nine–month period ended September 30, 2002, the Corporation recorded a gain of $1,254 net of the related tax liability of $801 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative transactions with customers. During 2002 the Corporation entered into interest rate caps and swaps with customers and simultaneously hedged the caps with interest rate caps with a related and unrelated third party under the same terms and conditions. The Corporation recognized a net gain of $105,000 on this transaction.

9. Goodwill and Other Intangibles Assets

The following reconciliation presents the effect of the application of SFAS No. 142 to the quarter and nine–month periods ended September 30, 2002 and 2001 if the statement were applied on January 1, 2001.

	For the nine–month period		For the quarter ended
	ended September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except earnings per common share data)
Net income	$ 23,593	$ 44,400	$ 2,318	$ 18,109
Dividends to preferred stockholders	3,426.00	3,426.00	1,142.00	1,142.00
Net income available to common shareholders	20,167.00	40,974.00	1,176.00	16,967.00
Add back: goodwill amortization, net of tax	–	557.00	–	186.00
Adjusted net income	$ 20,167	$ 41,531	$ 1,176	$ 17,153
Basic and diluted earnings per common share
Net income per common share	$ 0.47	$ 0.93	$ 0.03	$ 0.39
Add back: goodwill amortization, net of tax	–	0.01	–	0.01
Adjusted net income per common share	$ 0.47	$ 0.94	$ 0.03	$ 0.40

  The Corporation's other intangible assets are core deposits and mortgage servicing rights. The estimated aggregate amortization expense for each of the five succeeding years of these intangible is the following:

Year	Amortization
2003	$ 4,026
2004	1,338
2005	1,225
2006	1,225
2007	1,211
Thereafter	2,036

10. Contingencies and Commitments:

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

11. Segment Information:

Types of Products and Services

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

The following presents financial information of reportable segments as of and for the nine–month periods ended September 30, 2002 and 2001. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's department.

	September 30, 2002
	(Dollars in thousands)
	Retail	Mortgage			Consolidated
	Banking	Banking	Investments	Other	Totals
Total external revenue	$ 195,549	$ 64,256	$ 71,203	$ 6,428	$ 337,436
Intersegment revenue	–	2,757	–	(2,757)	–
Interest income	167,068	57,059	57,853	–	281,980
Interest expense	68,331	10,017	42,346	–	120,694
Depreciation and amortization	5,652	206	78	12,395	18,331
Segment income (loss) before provision for income tax
And cumulative effect of change
in accounting principle	5,794	48,922	25,432	(50,961)	29,187
Segment assets	3,607,476	1,271,145	2,097,434	46,508	7,022,563

	September 30, 2001
	(Dollars in thousands)
	Retail	Mortgage			Consolidated
	Banking	Banking	Investments	Other	Totals
Total external revenue	$ 258,610	$ 62,701	$ 113,145	$ 9,814	$ 444,270
Intersegment revenue	–	(419)	–	419	–
Interest income	230,208	57,268	96,257	–	383,733
Interest expense	99,955	30,781	68,682	–	199,418
Depreciation and amortization	3,691	210	37	13,020	16,958
Segment income before provision for income tax
And cumulative effect of change
in accounting principle	60,969	25,654	42,038	(67,867)	60,794
Segment assets	3,540,220	1,175,678	2,656,988	22,539	7,395,425

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

	September 30,
	2002	2001
	(Dollars in thousands)
Revenues–
Total revenues for reportable segments	$ 331,008	$ 434,456
Other revenues	9,185	9,395
Elimination of intersegment revenues	(2,757)	419
Total consolidated revenues	$ 337,436	$ 444,270
Profit or loss–
Total profit or loss of reportable segments	$ 80,148	$ 128,661
Other profit or loss	(48,204)	(68,286)
Intersegment profits	(2,757)	419
Consolidated income before tax	$ 29,187	$ 60,794
Assets–
Total assets for reportable segments	$ 6,976,055	$ 7,372,886
Assets not attributed to segments	197,276	143,480
Elimination of intercompany assets	(150,768)	(120,941)
Total consolidated assets	$ 7,022,563	$ 7,395,425

PART I –ITEM 2

Management's Discussion and Analysis of Financial Condition and

Results of Operations

SANTANDER BANCORP
Selected Financial Data
	Nine–onth period ended		Quarter
(Dollars in thousands, except per share data)	September 30,		September 30,
	2002	2001	2002	2001
CONDENSED INCOME STATEMENTS
Interest income	$ 81,980	$ 383,733	$ 89,960	$ 113,178
Interest expense	120,694	199,418	39,356	52,424
Net interest income	161,286	184,315	50,604	60,754
Gain on sale of securities	12,230	17,198	48	11,640
Gain on sale of mortgage servicing rights	409	378	119	130
Other income	42,817	42,961	14,274	14,848
Operating expenses	142,055	134,313	46,145	47,065
Provision for loan losses	45,500	49,745	17,078	19,400
Income tax	5,594	8,148	(496)	2,798
Cumulative effect of change in accounting principle	–	(8,246)	–	–
Net income	$ 23,593	$ 44,400	$ 2,318	$ 18,109
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 1.31	$ 1.31	$ 0.44	$ 0.44
PER COMMON SHARE DATA
Net income (1)	$ 0.47	$ 0.93	$ 0.03	$ 0.39
Book value (1)	$ 12.36	$ 12.24	$ 12.36	$ 12.24
Outstanding shares (1):
Average	43,194,614	44,148,994	43,056,336	43,482,674
End of period	42,751,714	43,451,814	42,751,714	43,451,814
Cash Dividend per Share	$ 0.33	$ 0.33	$ 0.11	$ 0.11
AVERAGE BALANCES
Loans, net of allowance for loans losses	4,175,171	4,410,294	3,978,001	4,402,659
Allowance for loan losses	56,286	52,459	56,923	53,983
Earning assets	6,430,786	6,732,420	6,193,642	6,212,029
Total assets	6,774,140	7,068,441	6,571,832	6,550,284
Deposits	4,162,988	4,029,255	4,116,447	4,151,173
Borrowings	1,881,871	2,362,528	1,712,537	1,696,056
Preferred equity	65,250	65,250	65,250	65,250
Common equity	541,300	531,860	535,319	535,947
PERIOD END BALANCES
Loans, net of allowance for loans losses	3,898,966	4,328,664	3,898,966	4,328,664
Allowance for loan losses	58,230	54,186	58,230	54,186
Earning assets	6,772,114	7,164,126	6,772,114	7,164,126
Total assets	7,022,563	7,395,425	7,022,563	7,395,425
Deposits	4,599,871	4,917,918	4,599,871	4,917,918
Borrowings	1,648,685	1,760,627	1,648,685	1,760,627
Preferred equity	65,250	65,250	65,250	65,250
Common equity	528,615	531,738	528,615	531,738
SELECTED RATIOS
Performance:
Net interest margin on a tax–equivalent basis	3.54%	4.02%	3.38%	4.16%
Efficiency ratio (2)	66.47%	54.69%	68.69%	58.73%
Return on average total assets (on an annualized basis)	0.47%	0.84%	0.14%	1.10%
ROA (annualized) before cumulative effect of change in accounting principle	0.47%	1.00%	0.14%	1.10%
Return on average common equity (on an annualized basis)	4.98%	10.30%	0.87%	12.56%
ROE (annualized) before cumulative effect of change in accounting principle	4.98%	12.37%	0.87%	12.56%
Average net loans/average total deposits	100.29%	109.46%	96.64%	106.06%
Average earning assets/average total assets	94.93%	95.25%	94.25%	94.84%
Average stockholders' equity/average assets	8.95%	8.45%	9.14%	9.18%
Fee income to average assets (annualized)	0.46%	0.58%	0.15%	0.63%
Capital:
Tier I capital to risk–adjusted assets	12.31%	11.33%	12.31%	11.33%
Total capital to risk–adjusted assets	13.55%	12.40%	13.55%	12.40%
Leverage Ratio	8.82%	8.86%	8.82%	8.86%
Asset quality:
Non–performing loans to total loans	2.79%	2.18%	2.79%	2.18%
Annualized net charge–offs to average loans	1.27%	1.41%	1.19%	1.46%
Allowance for loan losses to period–end loans	1.47%	1.24%	1.47%	1.24%
Allowance for loan losses to non–performing loans	52.78%	56.70%	52.78%	56.70%
Allowance for loan losses to non–performing loans plus
accruing loans past–due 90 days or more	51.46%	53.51%	51.46%	53.51%
Non–performing assets to total assets	1.80%	1.36%	1.80%	1.36%
Recoveries to charge–offs	18.31%	15.45%	16.01%	13.78%

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

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles") and with general practices within the financial industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Corporation's critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation's Form 10–K for the year ended December 31, 2001.

Results of Operations for the Nine–Month Period and the Quarter Ended September 30, 2002

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank).

Santander BanCorp (the Corporation) reported net income of $2.3 million for the third quarter of 2002, compared with $18.1 million for the same period in 2001. Earnings per common share (EPS) for the third quarter of 2002 were $0.03, based on 43,056,336 average shares after giving retroactive effect to the stock dividend declared on June 17, 2002. For the nine–month period ended September 30, 2002, the Corporation reported net income of $23.6 million. For the nine–month period ended September 30, 2001 the Corporation reported net income of $44.4 million. Net income before cumulative effect of change in accounting principle for the nine–month period ended September 30, 2001 reached $52.6 million. Earnings per common share for the first nine months of 2002 were $0.47, based on 43,194,614 average shares outstanding, after giving retroactive effect to the stock dividend declared on June 17, 2002. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine–month period ended September 30, 2002 were 0.47 % and 4.98%, respectively, compared with 0.84% and 10.30% reported during the first nine months of 2001.

Net Interest Income

The Corporation's net interest income decreased 16.7% to $50.6 million for the quarter ended September 30, 2002 from $60.8 million for the quarter ended September 30, 2001. For the nine–month period ended September 30, 2002, the Corporation's net interest income reached $161.3 million, a decrease of 12.5 % over $184.3 for the same period in 2001. The decreases were due to the lower volume of average earning assets coupled with a decrease in the yield of earning assets. These decreases were partially offset by decreases in the cost of funds and in average interest bearing liabilities. The decrease in net interest income reported for the nine–month period ended September 30, 2002, when compared to the same period of 2001 was due to a 4.5 % reduction in average interest earning assets, as well as a decrease in the yield of those assets of approximately 192 basis points. There was a significant increase in average investment securities of $431.5 million during the third quarter of 2002 compared to the same period in 2001. This increase was partially offset by a reduction in average net loans of $424.7 million in 2002 when compared to the same period in 2001. Average interest bearing deposits also reflected a decrease of 3.0 % to $3.5 billion in 2002 from $3.6 billion in 2001.

The net interest margin on a tax–equivalent basis decreased from 4.16 % for the quarter ended September 30, 2001 to 3.38% for the quarter ended September 30, 2002. This decrease was primarily due to a decrease in the yield on earning assets as well as a decrease in earning assets. These decreases were partially offset by decreases in the cost of funds and in the cost of funding earning assets, and a decrease in the average balance of interest bearing liabilities as a result of the Corporation's positioning with respect to its interest rate gap.

The table on page 36, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter of 2002 and 2001. The table on Interest Variance Analysis – Tax Equivalent Basis on page 26, allocates changes in the Corporation's interest income (on a tax–equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the third quarter of 2002 compared with the third quarter of 2001.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax–exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $2.2 million and $4.4 million for the quarters ended September 30, 2002 and 2001, respectively. The tax equivalent adjustments for the nine–month period ended September 30, 2002 and 2001 were $9.2 million and $17.9 million, respectively.

Interest Income

The Corporation's interest income on a tax equivalent basis decreased $12.4 million, or 19.0% to $52.8 million for the quarter ended September 30, 2002 from $65.2 million for the quarter ended September 30, 2001. The decrease was attributed to a decrease of $2.3 million in the volume of the Corporation's interest earning assets, together with a decrease in the yield of such assets of $23.1 million. These decreases were only partially offset by a decrease in the volume of average interest bearing liabilities of $1.2 million and in the cost of such liabilities of $11.8 million.

Average interest earning assets had a marginal decrease of 0.3% for the quarter ended September 30, 2002. There was an increase in average investment securities of 27.5% or $431.5 million for the third quarter of 2002 compared to the same period in 2001. This increase was partially offset by a reduction in average balance of loans of 424.7 million.

The average yield on earning assets decreased from 7.51% for the quarter ended September 30, 2001 to 5.90% for the quarter ended September 30, 2002. This decrease was due primarily to the decrease in average interest rates.

 Interest Expense

The Corporation's interest expense for the quarter ended September 30, 2002 decreased 24.9% to $39.4 from $52.4 million for the quarter ended September 30, 2001. The decrease in interest expense was attributed to a $1.2 million decrease in the volume of interest bearing liabilities and a $11.8 million decrease in cost of funds. There was a decrease of 1.2% in the average balance of interest bearing deposits during the third quarter of 2002 compared to the same period in 2001. The average cost of interest bearing liabilities also reflected a decrease of 97 basis points to 2.99% for the quarter ended September 30, 2002 compared to 3.96% for the same period in 2001. This decrease is a direct response to market conditions.

The Corporation's average interest bearing liabilities decreased 0.5% or $26.4 million from $5.3 billion for the quarter ended September 30, 2001, to $5.2 billion for the quarter ended September 30, 2002. Average borrowings reflected an increase of $16.5 million during the quarter ended September 30 2002 when compared to same period in 2001. These increases were partially offset by a decrease of $42.8 million in time deposits and savings and NOW accounts. The shift in deposits from time deposits to savings and NOW accounts, which together with the increase in deposits and the reduction in higher cost borrowings, had a favorable impact on the Corporation's results of operations during the third quarter of 2002.

The following table allocates changes in the Corporation's interest income, on a tax–equivalent basis, and interest expense for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS ON A TAX EQUIVALENT BASIS
(In thousands)	Quarter ended September 30, 2002
	Compared to the Quarter Ended
	September 30, 2001
	Increase(Decrease) Due to Change in:
	Volume	Rate	Total
Interest income:
Federal funds sold and securities purchased
under agreements to resell	$ (269)	$ (554)	$ (823)
Time deposits with other banks	42	(92)	(50)
Investment securities	6,252	(10,252)	(4,000)
Loans	(8,332)	(12,233)	(20,565)
Total interest income	(2,307)	(23,131)	(25,438)
Interest expense:
Savings and NOW accounts	1,677	(2,449)	(772)
Other time deposits	(2,976)	(5,878)	(8,854)
Borrowings	1,026	(3,339)	(2,313)
Long–term borrowings	(954)	(175)	(1,129)
Total interest expense	(1,227)	(11,841)	(13,068)

Net interest income	$ (1,080)	$ (11,290)	$ (12,370)

 Provision for Loan Losses

The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation's loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgement and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience and collection practices, prevailing and projected economic conditions, and results of the Corporation's internal and regulatory agencies' loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

 The Corporation's allowance for loan losses was $58.2 million or 1.47% of loan balances, at September 30, 2002 compared to $52.9 million, or 1.19% of loan balances at December 31, 2001. The coverage ratio (allowance for loan losses to non–performing loans) was 52.78% at September 30, 2002, down from 55.52% at December 31, 2001, due to an increase in non–performing assets. Net charge–offs of $12.1 million for the quarter ended September 30, 2002 and $40.1 million for the nine–month period ended September 30, 2002 were partially offset by a provision for loan losses of $17.1 million during the quarter ended September 30, 2002 and $45.5 million for the nine–month period ended September 30, 2002. Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge–off levels, and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

For the quarter ended September 30, 2002, the provision for loan losses was $17.1 million compared to $19.4 million for the same quarter in 2001, and $45.5 million compared to $49.7 million for the nine–month period ended September 30, 2002 and 2001, respectively. The reserve for loan losses is affected by consumer loans originated in previous years under less stringent credit criteria. Although consumer loan charge–offs remain high, there was a reduction of $5.5 million in net consumer charge–offs for the nine–month period ended September 30, 2002 when compared to the same period in 2001. There was a decrease of $4.2 million in the provision for loan losses for the nine–month period ended September 30, 2002 compared to the same period in 2001. This decrease in the provision was due to a decrease in net charge–offs of $6.9 million during the nine–month period ended September 30, 2002 when compared with the same period in the prior year, as well as to a decrease in average loans during the period.

The allowance for loan losses stands at 1.47% of total loans as of September 30, 2002 as compared to 1.24% as of September 30, 2001. At September 30, 2002, the allowance represents 52.78% of total non–performing loans. The annualized ratio of net charge–offs to average loans for the quarter ended September 30, 2002 decreased to 1.19% from 1.46% for the same period in 2001.

Other Income

Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities, gain on sale of mortgage servicing rights and other gains and losses.

The following table sets forth the components of the Corporation's other income for the periods indicated:

	Nine–month period ended		Quarter ended
	September 30,		September 30,
(Dollars in thousands)	2002	2001	2002	2001
Service fees on deposit accounts	$ 11,801	$ 12,928	$ 3,967	4,313
Other service fees:			–
Credit card fees	9,845	8,440	2,916	2,912
Mortgage servicing fees	1,140	940	491	359
Trust fees	1,955	1,855	635	653
Other fees	6,082	6,288	1,934	2,195
Gain on sale of securities, net	12,230	17,198	48	11,640
Gain on sale of mortgage servicing rights	409	378	119	130
Other gains, net	5,095	4,840	2,163	(38)
Other	6,899	7,670	2,168	4,454
	$ 55,456	$ 60,537	$ 14,441	26,618

The Corporation's other income for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 reflected a decrease of $12.2 million or 45.8%. For the nine–month period ended September 30, 2002 there was a decrease in other income of $5.1 million or 8.4% compared to the same period of 2001. The decrease in other income for the third quarter of 2002 when compared with the third quarter of 2001 was principally due to a decrease in the gain on sale of securities of $11.6 million. For the nine–month period ended September 30, 2001, the gain on sale of securities surpassed the gain reported for the same period in 2002 by $5.0 million. Service fees on deposit accounts for the third quarter decreased as a result of the decrease in average overdrafts and non–sufficient funds check fees. These decreases were partially offset by increase in credit card, mortgage servicing, trust and other fees. The increase in credit card fees was due to operational changes in the processing of the portfolio, which is now processed internally, thereby leading to the recognition of gross fees.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

Other Operating Expenses

(Dollars in thousands)	Nine–month period ended		Quarter ended
	September 30,		September 30,
	2002	2001	2002	2001
Salaries	$ 35,504	$ 32,115	$ 11,533	$ 10,800
Pension and other benefits	21,873	20,072	7,087	6,670
Total personnel costs	57,377	52,187	18,620	17,470

Equipment expenses	8,565	8,552	2,499	3,056
Professional fees	5,519	4,837	1,784	1,575
Occupancy costs	9,821	10,685	3,239	3,506
EDP Servicing Expense	13,805	13,057	4,713	4,295
Communications	4,811	5,196	1,548	1,811
Business promotion	4,822	5,318	1,549	1,738
Other taxes	8,275	8,572	2,536	2,971
Amortization of intangibles	5,767	5,706	1,691	1,938
Printing and supplies	1,245	1,327	317	450
Other operating expenses:
Examinations & FDIC assessment	1,383	1,551	385	457
Transportation and travel	965	708	339	279
All other	19,700	16,617	6,925	7,519
Other Operating Expenses	84,678	82,126	27,525	29,595
Total Operating Expenses	$ 142,055	$ 134,313	$ 46,145	$ 47,065

 For the quarter and nine–month period ended September 30, 2002, the Corporation's efficiency ratio on a tax equivalent basis reached a level of 68.69% and 66.47%, respectively compared to 58.73% and 54.69% for the same periods in 2001, respectively, mainly as a result of a decrease in net interest income on a tax equivalent basis.

For the nine month period ended September 30, 2002 total operating expenses reflected an increase of $7.7 million or 5.8% when compared to the same period in 2001. Personnel costs reflected an increase of $1.2 million for the quarter ended September 30, 2002, and $5.2 for the nine–month period ended September 30, 2002 as compared to the same periods in 2001. This increase was due to an increase in salaries of approximately 3.5% and increases in overtime and temporary help due to special projects related to information systems conversions.

Other operating expenses reflected a decrease of $2.1 million during the quarter ended September 30, 2002 and an increase of $2.6 million for the nine–month period ended September 30, 2002 when compared with the same periods in 2001. The increases in the nine month period ended September 30, 2002 were mainly due to increases in "All Other", professional fees, EDP servicing expense, and travel and transportation. The increase of $3.1 million in "All Other" is due to higher software amortization expense due to a decrease in the useful life of existing software that will be replaced, higher collection fees on loans due to legal costs related to the foreclosure of an agricultural loan and higher credit card processing expenses. The increase in EDP servicing expenses is a result of the Corporation's information systems conversion project. The increase in transportation and travel is due to lodging and transportation costs incurred to train all of the Corporation's personnel in the new information systems.

Provision for Income Tax

The income tax benefit amounted to $0.5 million (or 27.2% of pretax earnings) for the quarter ended September 30, 2002 compared to an income tax provision of $2.8 million (or 13.4% of pretax earnings) for the same period in 2001. For the nine–month period ended September 30, 2002, the provision for income tax was $5.6 million (or 19.2% of pretax earnings) compared to $8.1 million (or 13.4% of pretax earnings) for the same period in 2001. The increase in the rate of the provision for income tax to pretax earnings for the nine–month period ended September 30, 2002 is due to lower exempt assets and higher allocations of expenses to exempt income. The decrease in income tax expense is principally due to lower pretax income in 2002. The difference between the Corporation's statutory and effective tax rates is due primarily to the benefits of net tax–exempt interest income.

FINANCIAL POSITION – SEPTEMBER 30, 2002

Assets

The Corporation's assets reached $7.0 billion as of September 30, 2002, an 8.3% decrease when compared to total assets of $7.7 billion at December 31, 2001. This decrease was principally a result of a decrease in cash and cash equivalents of $270 million and a decrease in net loans of $490 million during the nine–month period ended September 30, 2002. These decreases were partially offset by an increase in the investment portfolio of $107.3 million due to the Bank's effort to replace the securities that were partially called during 2001.

The composition of the loan portfolio including loans held for sale was as follows:

	September 30,	December 31,	Increase
	2002	2001	(Decrease)
	(Dollars in thousands)
Commercial, industrial and
agricultural	$ 2,053,448	$ 2,285,679	$ (232,231)
Construction	323,722	327,348	(3,626)
Consumer	568,297	696,493	(128,196)
Residential Mortgage	1,011,729	1,132,295	(120,566)
Gross Loans	3,957,196	4,441,815	(484,619)
Allowance for loan losses	(58,230)	(52,857)	5,373
Net Loans	$ 3,898,966	$ 4,388,958	$ (489,992)

 Net loans at September 30, 2002 were $3.9 billion, reflecting a decrease in the loan portfolio of $490 million compared to $4.4 million at December 31, 2001. The decrease in the loan portfolio is mainly due to more stringent credit criteria, the run–off of the consumer auto loan portfolio, which was discontinued in 2000 and the sale of residential mortgage loans during the period.

The Corporation's average loan portfolio for the nine–month period ended September 30, 2002 compared to the same period of 2001 reflects a decrease of $235.1 million. The downward trend in the Corporation's lending activity and the Corporation's strategic decision to withdraw from the auto–lending sector was partially offset by increases in the average mortgage loan portfolio of $56.7 million.

Non–performing Assets and Past Due Loans

As of September 30, 2002, the Corporation's total non–performing assets and past due loans increased to $129.1 million or 3.3% of total loans from $105.5 million or 2.4% of total loans as of December 31, 2001. The increase in non–performing assets and past due loans was reflected primarily in repossessed assets as a result of the foreclosure property underlying an agricultural loan during the second quarter of 2002. There were also increases in non–performing commercial, consumer and mortgage loan portfolios. Non–performing loans (excluding other real estate owned) at September 30, 2002 increased to $110.3 million or 2.8% of total loans from $95.2 million or 2.1% of total loans at December 31, 2001. Repossessed assets increased $11.2 million during the nine–month period ended September 30, 2002. Accruing loans past–due 90 days or more, at September 30, 2002 decreased $2.7 million from $5.5 million at December 31, 2001. The level of non–performing loans to total loans at September 30, 2002 stands at 2.79% compared to 2.14% at December 31, 2001. As of September 30, 2002 the coverage ratio (allowance for loan losses to total non–performing loans) reached 52.78%.

The Corporation continuously monitors non–performing assets and has deployed additional resources to manage the non–performing loan portfolio.

Non–Performing Assets and Past Due Loans

	September 30,	December 31,
(Dollars in thousands)	2002	2001
Commercial, Industrial, Construction, and
Lease Financing	$ 34,702	$ 30,578
Agricultural	2,557	3,035
Mortgage	57,755	49,238
Consumer	15,302	12,361
Renegotiated Loans	–	–
Total Repossessed Assets	15,989	4,790
Total	$ 126,305	$ 100,002

Accruing loans past–due 90 days or more	2,831	5,528
Non–performing loans to loans	2.79%	2.14%
Non–performing assets to assets	1.80%	1.31%

Liabilities

As of September 30, 2002, total liabilities reached $6.4 billion, a decrease of $639.2 million over the December 31, 2001 balance. This decrease in total liabilities was principally due to decreases in deposits of $193.9, federal funds purchased and other borrowings of $283 million, commercial paper issued of $299.2 million and term notes of $28 million; partially offset by increases in securities sold under agreements to repurchase of $98.3 million.

Deposits

At September 30, 2002, total deposits were $4.6 billion, reflecting a slight decrease of $193.9 million or 4% over December 31, 2001. Average deposits for the quarter ended September 30, 2002 were $4.1 billion, a decrease of 0.84% over same period in 2001. The Corporation continues its efforts to increase its deposit base by implementing a direct marketing campaign to maximize the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholder's equity was $593.9 million or 8.5% of total assets at September 30, 2002, compared to $592 million or 7.7% of total assets at December 31, 2001. This increase in stockholder's equity was due to the net income generated during the nine–month period ended September 30, 2002 and a decrease in accumulated other comprehensive loss resulting from an improvement in the fair value of securities available for sale and cash flow hedges. This increase was partially offset by the acquisition of treasury stock and cash dividends paid on common and preferred stock.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of September 7, 2002 and expects to continue to pay quarterly dividends.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying unaudited financial statements have been retroactively adjusted to reflect this stock dividend.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial position and results of operations. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Corporation's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

As of September 30, 2002, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2002 the Corporation continues to exceed the regulatory risk–based capital requirements for well–capitalized institutions. Tier I capital to risk–adjusted assets and total capital ratios at September 30, 2002 were 12.31% and 13.55%, respectively and the leverage ratio was 8.82%.

The Corporation adopted and implemented a Stock Repurchase Program in May 2000 and a second Program in December 2000. Under these programs the Corporation acquired 3% of its then outstanding common shares. During June 2001, the Corporation started a third Stock Repurchase Program under which it plans to acquire 3% of its outstanding common shares. As of September 30, 2002, 3,658,500 common shares amounting to $62,946,000 had been repurchased under these plans.

The Corporation has a Dividend Reinvestment and Cash Purchase Plans wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.

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

 Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest–earning assets (including investment securities) and interest–bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation's business strategies. The Corporation uses derivative financial instruments principally for hedging purposes.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on the periodic assessment of counterparties credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of September 30, 2002, the Corporation had the following derivative financial instruments outstanding:

	Notional Value	Fair Value	Gain (Loss) for the Nine–Month Period ended September 30, 2002	Other Comprehensive Income(Loss)*as of September 30, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (12,265)	$ (1,347)	$ (7,481)
FAIR VALUE HEDGES
Interest rate swaps	323,174	2,143	(69)	–
OTHER DERIVATIVES
Options	11,650	150	(665)	–
Embedded options on
stock indexed deposits	(11,112)	(148)	624	–
Forward foreign currency
exchange contracts	5,783	2	–	1
Interest rate caps	15,836	283	103	–
Customer interest rate caps	(15,836)	(283)	(20)	–
Interest Rate Swaps –customer	10,000	783	783
Interest Rate Swaps	10,000	(761)	(761)
			$ (1,352)	$ (7,480)
*Net of tax

 As of December 31, 2001, the Corporation had the following derivative financial instruments outstanding:

				Other	Cumulative effect of change in accounting principle*
	Notional	Fair	Gain	Comprehensive	Gain	Comprehensive
	Value	Value	(Loss)	Income(Loss)	(Loss)	Income(Loss)
	(In thousands)
CASH FLOW HEDGES
Interest rate caps	$ 1,075,000	$ –	$ (1,004)	$ (1,190)	$ (8,410)	$ 1,190
Interest rate swaps	935,000	(10,479)	–	(3,695)	–	(2,697)
FAIR VALUE HEDGES
Interest rate swaps	112,482	2,002	721	–	198	–
OTHER DERIVATIVES
Options	10,650	815	(1,076)	–	(174)	–
Embedded options on
stock indexed deposits	(10,225)	(772)	(1,001)	–	140	–
Forward foreign currency
exchange contracts	5,148	1	–	1	–	–
			$ (2,360)	$ (4,884)	$ (8,246)	$ (1,507)
*Net of tax

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

As of September 30, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $323.2 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 0.86% and 2.40%, respectively. As of September 30, 2002, the Corporation had retail fixed rates certificates of deposit amounting to approximately $316.8 million swapped to create a floating rate source of funds and a $4.0 million variable rate loan was fixed at a spread over U.S. Treasury securities. These swaps were designated as fair value hedges. For the nine–month period ended September 30, 2002, the Corporation recognized a loss of approximately $106,000 on fair value hedges due to hedge ineffectiveness which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of its fair value hedges were cancelled resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the year ended December 31, 2001, the Corporation recognized a gain of approximately $140,000 and a loss of approximately $174,000 on the embedded derivative instruments and the option contracts, respectively related to the cumulative effect of a change in accounting principle. For the nine–month period ended September 30, 2002, a gain of approximately $624,000 was recorded on embedded options on stock indexed deposits and a loss of approximately $665,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time. These contracts qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange contracts in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange contracts with a related party under the same terms and conditions. As of September 30, 2002, the Corporation had foreign currency exchange contracts with a notional amount of $5,783,000. For the nine–month period ended September 30, 2002, the Corporation recorded a gain of $1,254 net of the related tax liability of $801 in other comprehensive income (loss).

The Corporation occasionally enters into certain derivative transactions with customers. During 2002 the Corporation entered into interest rate caps and swaps with customers and simultaneously hedged the caps with interest rate caps with a related and unrelated third party under the same terms and conditions. The Corporation recognized a net gain of $105,000 on this transaction.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

(Dollars in thousands)	September 30, 2002			September 30, 2001
		Interest on a			Interest on a
	Average	Tax Equivalent	Average	Average	Tax Equivalent	Average
	Balance	Basis	Rate	Balance	Basis	Rate

ASSETS

Interest bearing deposits	$ 103,735	$ 351	1.34%	$ 93,228	$ 401	1.71%
Federal funds sold and securities purchased
Under agreements to resell	111,000	498	1.78%	146,772	1,321	3.57%
Total interest bearing deposits	214,735	849	1.57%	240,000	1,722	2.85%

U.S.Treasury securities	332,587	1,418	1.69%	309,037	2,990	3.84%
Obligations of other U.S.government
Agencies and corporations	1,321,421	14,664	4.40%	753,582	13,366	7.04%
Obligations of government of Puerto Rico
And political subdivisions	41,475	813	7.78%	27,231	671	9.78%
Collateralized mortgage obligations and
Mortgage backed securities	229,008	2,874	4.98%	456,585	5,925	5.15%
Other	76,415	453	2.35%	22,935	1,270	21.97%
Total investment securities	2,000,906	20,222	4.01%	1,569,370	24,222	6.12%

Loans (net of unearned income)	3,978,001	71,072	7.09%	4,402,659	91,637	8.26%

Total interest earning assets/ interest income	6,193,642	92,143	5.90%	6,212,029	117,581	7.51%

Non–interest earning assests	378,190			338,255

Total	$ 6,571,832			$ 6,550,284

LIABILITIES AND STOCKHOLDERS EQUITY
Savings and NOW accounts	$ 1,783,193	$ 9,138	2.03%	$ 1,500,397	$ 9,910	2.62%
Other time deposits	1,734,187	12,176	2.79%	2,059,831	21,030	4.05%
Borrowings	1,390,277	13,746	3.92%	1,302,615	16,059	4.89%
Term Notes	322,260	4,296	5.29%	373,441	5,195	5.52%
Subordinated Notes	0	0	0.00%	20,000	230	4.56%
Total interest bearing liabilities/interest expense	5,229,917	39,356	2.99%	5,256,284	52,424	3.96%

Non–interest bearing liabilities	741,346			692,803

Total liabilities	5,971,263			5,949,087

Stockholders' Equity	600,569			601,197

Total	$ 6,571,832			$ 6,550,284

Net interest income		$ 52,787			$ 65,157
Cost of funding earning assets			2.52%			3.35%
Net interest margin			3.38%			4.16%

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Corporation's policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation's asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Chief Accounting Officer, Treasurer and other executive officers of the Corporation. In addition, the Corporation's Chief Accounting Officer reports monthly to the ALCO on the status of all open positions of the Corporation. The ALCO reports on a monthly basis to the member's of the Bank's Board of Directors.

Market Risk and Interest Rate Sensitivity

A key component of the Corporation's asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation is experiencing a positive gap.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at September 30, 2002 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

	As of September 30, 2002
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:	(in thousands)
Investment Portfolio	$ 916,371	$ 199,189	$ 56,273	$ 796,796	$ 7,482	$ –	$ 20,000	$1,996,111
Deposits in Other Banks	700,627	–	–	–	–	–	176,410	877,037
Loan Portfolio
Commercial	1,117,414	141,190	203,813	173,026	164,249	19,374	234,972	2,054,038
Construction	244,256	13,722	8,504	11,879	26,980	8,993	9,388	323,722
Consumer	141,401	92,392	202,660	101,211	24,166	142	6,325	568,297
Mortgage	24,429	86,915	275,278	238,595	366,295	1,120	18,507	1,011,139
Fixed and Other Assets	–	–	–	–	–	–	192,219	192,219
Total Assets	3,144,498	533,408	746,528	1,321,507	589,172	29,629	657,821	7,022,563

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	(49,957)	–	–	–	–	–	–	(49,957)
Repurchase Agreements	–	–	(275,000)	(800,006)	–	–	–	(1,075,006)
Federal Funds	(202,000)	–	–	–	–	–	–	(202,000)
Deposits
Certificates of Deposit	(1,340,225)	(249,163)	(316,108)	(110,021)	(84,281)	(18,870)	(1,136)	(2,119,804)
Demand Deposits and Savings Accounts	(858,212)	(124,025)	(149,367)	(149,367)	(541,907)	(20,601)	(4,704)	(1,848,183)
Transactional Accounts	(76,817)	(34,141)	(153,633)	(153,633)	(213,660)	–	–	(631,884)
Senior and Subordinated Debt	(75,000)	(86,600)	(50,000)	–	–	(110,122)	–	(321,722)
Other Liabilities and Capital	–	–	–	–	–	–	(774,007)	(774,007)
Total Liabilities and Capital	(2,602,211)	(493,929)	(944,108)	(1,213,027)	(839,848)	(149,593)	(779,847)	(7,022,563)
Off–Balance Sheet Financial Information
Interest Rate Swaps (Assets)	78,928	22,859	154,612	86,850	80,000	–	–	423,249
Interest Rate Swaps (Liabilities)	(309,321)	–	(103,928)	(10,000)	–	–	–	(423,249)
Cap's (Assets)	15,937	–	–	15,937	–	–	–	31,874
Cap's Final Maturity (Liabilities)	(15,937)	–	–	(15,937)	–	–	–	(31,874)
Positive (Negative) GAP	311,894	62,338	(146,896)	185,330	(170,676)	(119,964)	(122,026)	–
Cumulative GAP	$ 311,894	$ 374,232	$ 227,336	$ 412,666	$ 241,990	$ 122,026	$ –	$ –

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

The Financial Profitability Report identifies individual components of the Corporation's non–trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

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

The Corporation has established a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis point (1.0%) increase in market rates. As of September 30, 2002, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential gain in net interest income of approximately $5.3 million which represents a 2.67% increase in net interest income, which is below the established 5.0% loss limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis point (2.0%) increase in market rates. As of September 30, 2002, it was determined that the Corporation had a potential gain in net interest income of approximately $11.0 million, which represents a 5.56% increase in net interest income, which is below the established 9% loss limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short–term and long–term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2002 the Corporation had $1.8 billion in unsecured lines of credit ($1.8 billion available) and $4.1 billion in collateralized lines of credit with banks and financial entities ($2.8 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2002, the Corporation had a liquidity ratio of 14.99%. At September 30, 2002, the Corporation had total available liquid assets of $861 million. The Corporation believes it has sufficient liquidity to meet current obligations.

PART I – ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report on Form 10–Q, the Corporation's management, including the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a–14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer) concluded that the design and operation of these disclosures controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer (as the Corporation's principal financial officer) completed their evaluation.

PART II – OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

A. Exhibit No.	Exhibit Description	Reference

(2.0)	Agreement and Plan of Merger–Banco Santander Puerto Rico and
	Santander Bancorp	a.
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	b.
(3.1)	Articles of Incorporation	c.
(3.2)	Bylaws	d.
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	e.
(4.2)	Offering Circular for $25,000,000 AFICA Loan Program	f.
(4.3)	Bank Notes Program and Distribution Agreement	g.
(4.4)	Offering Circular for $26,000,000 AFICA Loan Program	h.
(4.5)	Offering Circular for $25,000,000 AFICA Loan Program	i.

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

  Reports on Form 8–k The Corporation filed two reports on Form 8–K during the quarter ended September 30, 2002

  Items Reported July 3, 2002

Item 4 –– The Audit Committee of the Board of Directors of Santander BanCorp recommended to the Board of Directors to release Arthur Andersen LLP ("Andersen") as Santander BanCorp's independent public accountants and engaged Deloitte & Touche LLP to serve as Santander BanCorp's independent public accountants for 2002.

Item 7c – Exhibit 16.0 –– Letter from Arthur Andersen, LLP

Item 7c – Exhibit 99.1 Press Release issued June 28, 2002.

  Items Reported – October 8, 2002

Item 5 –– On October 2, 2002, the Board of Directors of Santander BanCorp (the "Corporation") and Banco Santander Puerto Rico, the Corporation's banking subsidiary, approved the appointment of Mr. Gonzalo de las Heras as Chairman of the Board of Directors and Mr. Jose R. Gonzalez as Chief Executive Officer and President of the holding company and its banking subsidiary, Banco Santander Puerto Rico. In addition, Mr. Jesus M. Zabala, Mr. Victor Arbulu–Crousillat and Mr. Adolfo Lagos–Espinosa, were appointed to the Board of Directors of the Corporation replacing Ms. Monica Aparicio, Mr. Pablo Pardo and Mr. Benito Cantalapiedra.

Item 7c – Exhibit 99.1 Press Release issued October 2, 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Registrant

Date: November 12, 2002 By:/s/ Jose Ramon Gonzalez

President and Chief Executive Officer

Date: November 12, 2002 By:/s/ Maria Calero

Executive Vice President and

Chief Accounting Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Jose Ramon Gonzalez, certify that:

  I have reviewed this quarterly report on Form 10–Q of Santander BanCorp (the "Registrant");
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 By:/s/ Jose Ramon Gonzalez

President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Maria Calero, certify that:

  I have reviewed this quarterly report on Form 10–Q of Santander BanCorp (the "Registrant");
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 By:/s/ Maria Calero

Executive Vice President and

Chief Accounting Officer