Form 10-K
period 2002-12-31
SANTANDER BANCORP
filed 2003-03-31
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10–K

ANNUAL PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2002

Commission File: 001–15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Incorporated in the Commonwealth of Puerto Rico

I.R.S. Employer Identification No. 66–0312389

207 Ponce de Leon Avenue

Hato Rey, Puerto Rico 00917

Telephone Number: (787) 750–7070

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Name of each exchange on
Title of each class	which registered
Common Stock, $2.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

NONE

_____________________________________________

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (for such shorter period that the Corporation was required to file such reports) and has been subject to such filing requirement for the past 90 days. Yes X No______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the registrant&acute;s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10–K or any amendments to this Form 10–K. [ ]

As of March 5, 2003 the Corporation had 42,413,954 shares of common stock outstanding. The aggregate market value of the common stock held by non–affiliates of the Corporation was $68,529,131 based upon the reported closing price of $13.77 on the New York Stock Exchange on that date.

___________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

  Portion of the Corporation&acute;s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated herein by reference to Item I of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

  Portions of the Corporation&acute;s Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Item 10 through 13 of Part III.

SANTANDER BANCORP
CONTENTS
PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Corporation's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors, Executive Officers and Control Persons of the Corporation
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV
Item 14.	Controls and Procedures
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8–K

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Santander BanCorp

PART I

ITEM 1. BUSINESS

General

Santander BanCorp (the "Corporation") is a publicly owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico (Puerto Rico or the Island) to serve as the bank holding company for Banco Santander Puerto Rico ("Banco Santander" or the "Bank"). As a result of this reorganization consummated on May 2nd , 2000, each of the Bank's outstanding shares of common stock was converted into one share of common stock of the new bank holding company. This reorganization was carried out pursuant to an Agreement and Plan of Merger by and between the Corporation and the Bank.

The Corporation&acute;s main subsidiary, Banco Santander Puerto Rico, is one of the Island&acute;s largest financial institutions with a network of 66 branches and 139 ATMs. As of December 31, 2002 the Bank had total assets of approximately $7.1 billion, total deposits of $4.5 billion and stockholders&acute; equity of $566.2 million. The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Financial Institutions of Puerto Rico ("Commissioner"). It provides a wide range of financial products and services to a diverse customer base that includes small and medium–size businesses, large corporations and individuals. The Bank operates one of Puerto Rico&acute;s most extensive branch networks, with 66 branches strategically distributed across Puerto Rico as well as a 139–unit island–wide ATM network. In addition, the Bank provides mortgage banking services through its wholly–owned subsidiary, Santander Mortgage Corporation ("Santander Mortgage"), which has nine offices in Puerto Rico.

The Corporation&acute;s other subsidiary, Santander Insurance Agency ("SIA") was organized during the year 2000 as Santander BanCorp became the first financial holding company in Puerto Rico to have a subsidiary licensed as an insurance agency by the Insurance Commissioner of Puerto Rico to offer this service on the Island. This was a result of the Gramm–Leach–Bliley Act that authorized financial holding companies to enter into the insurance business. SIA was licensed by the Insurance Commissioner of Puerto Rico both as a corporate and general agent during the fourth quarter of 2000. During the fourth quarter of 2001, the Corporation obtained regulatory approval to open an international banking entity, Santander International Bank of Puerto Rico, Inc. (SIB), under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). SIB is a wholly owned subsidiary of Banco Santander and was created for the purpose of providing specialized products and services to foreign customers. SIB is expected to be fully operational during 2003.

Santander Central Hispano, S.A. ("Santander Central Spain") currently owns 88% of the Corporation, directly and through its subsidiaries. Santander Central Spain had total assets of US $331 billion at September 30, 2002. Santander Central Spain, along with its consolidated subsidiaries, is the leading financial group in Spain and Latin America and the second largest by market capitalization in the Euro Zone, and provides a comprehensive range of banking, financial and related services to corporate and individual clients in 40 countries. Santander Central Spain is currently ranked among the top twenty banks in the world in terms of assets, capital and market capitalization.

The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 759–7070. The Corporation&acute;s Internet web site is http://www.Santandernet.com.

History and Growth Through Acquisitions

The Corporation commenced operations in Puerto Rico in 1976 when Santander Central Spain acquired First National Bank of Puerto Rico, a national banking association with approximately $25.0 million in assets. Since that time, the Corporation has significantly increased its banking operations in Puerto Rico through internally generated growth and the four acquisitions discussed below:
			Branches
Year	Institution Acquired	Assets Acquired	Acquired
1978	Banco Crédito y Ahorro Ponceño	$198 millions	14
1990	Caguas Central Federal Savings Bank	$967 millions	36
1994	Santander National Bank	$1.0 billion	18
1996	Banco Central Hispano–Puerto Rico	$1.8 billion	12

These acquisitions extended the Corporation&acute;s operations into new lines of business and increased its share of existing lines of business. The Corporation acquired a portion of the assets of Banco Crédito y Ahorro Ponceño ("BCAP") and substantially all of the assets of Caguas Central Federal Savings Bank ("CCFS") from the FDIC and Resolution Trust Corporation, respectively. Upon the completion of the BCAP acquisition, the Corporation became one of the principal financial institutions in Puerto Rico. The CCFS acquisition allowed the Corporation to strengthen its mortgage and commercial lending business. Santander National Bank, originally Bayamón Federal Savings, was initially acquired by Santander Central Spain in 1989 and was operated as a separate institution until it merged with the Corporation in 1994. The Corporation merged with Santander National Bank to take advantage of economies of scale in its operations and to consolidate certain branches. The Banco Central Hispano–Puerto Rico ("BCHPR") acquisition further strengthened the Corporation&acute;s leading position in the commercial lending business.

Business Overview

The Corporation organizes its operations in three reportable segments: Retail Banking, Mortgage Banking and Investments. The Corporation&acute;s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These segments are managed separately because of their unique technology, marketing and distribution requirements. Management regularly reviews operating results of these segments to assess their overall performance and to make decisions about resource allocation.

The Corporation&acute;s largest segment is Retail Banking. This segment is composed principally of branch–based banking, including middle market, commercial, construction, agricultural, leasing, consumer and other branch–based and specialized divisions. Most of the Corporation&acute;s customer lending and deposit activity resides in this segment. Mortgage Banking, which is primarily conducted through a wholly owned subsidiary, involves the origination and servicing of residential mortgage loans. The Corporation&acute;s Investment segment handles the Investment portfolio comprised mostly of government securities, mortgage backed securities and interest bearing deposits as well as all trading and derivative activities. This segment also manages the Corporation&acute;s liquidity needs. The Corporation&acute;s principal sources of funding are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the inter–bank and commercial markets.

The insurance operations are another line of business in which the Corporation commenced its involvement during 2000. The first phase of the operation, launched in December 2000, focused on the marketing of diverse products including the sale of credit life insurance, personal accident insurance, dwelling/hazard insurance against fire, earthquakes and hurricanes, title insurance, and leasing insurance. Subsequently, SIA concentrated its efforts on training and licensing personnel to sell insurance while simultaneously offering new lines of insurance to serve a wider market range that includes small and medium–size businesses and other types of personal and commercial risk. This operating segment is not considered a reportable segment since it does not meet the quantitative criteria for disclosure of segment information. For further information on the Corporation&acute;s segments, refer to Note 25 of the Corporation&acute;s Audited Financial Statements.

Retail Banking

The Bank&acute;s branch–based Retail Banking segment focuses primarily on individuals and small and medium–size businesses. The Corporation has traditionally competed in the lending sector through its extensive branch network strategically located throughout Puerto Rico, representing the second largest network in Puerto Rico, see "Distribution Channels". The branch–based retail banking segment distributes to its targeted audience most of the lending and deposit products offered by the Corporation, including commercial loans, consumer loans and deposits. The Corporation has traditionally competed in the branch–based commercial sector with the assistance of specialized departments focusing on areas such as middle–market, agriculture, small business, factor liens, public sector and international.

The Corporation&acute;s corporate banking unit provides banking products to large, locally–owned entities, subsidiaries of U.S. mainland and foreign corporations, and certain specialized industry sectors such as health and financial services, insurance, tourism, government, higher education and telecommunications. The Corporation offers its corporate banking clients a wide array of lending products such as credit lines, term loans, letters of credit, warehousing lines and syndicated loans and deposit products such as the interactive, state of the art cash management electronic system known as Santander Global.

The Corporation has provided construction financing since 1980. The construction loan portfolio is concentrated in the financing of residential projects and also commercial and industrial projects as well as private and public institutional property.

The construction lending unit principally provides financing for residential projects, particularly construction of first homes for low – and moderate – income families. The construction lending unit of the Corporation also provides retail commercial construction financing, which represents an additional area of potential growth for the Corporation. The Corporation has taken advantage of this growth area by taking part in loan participations and local and federal guarantee programs.

The Corporation currently offers a wide variety of consumer banking services and products, including personal loans, credit and debit cards and deposit accounts. The Corporation also uses telephone and Internet banking as alternative channels for the distribution of its consumer products. During the year 2000, the Corporation made a strategic decision to withdraw from the auto–lending sector and has tightened underwriting standards in response to the economic recession. The Corporation&acute;s consumer banking strategy is to increase market share selectively over the medium–term by using the Santander brand name to target creditworthy customers in order to maintain asset quality standards and more aggressively market new fee–generating products such as telephone banking, bill payment services, Internet banking and automated bill payment services.

Mortgage Banking

Since 1992, the Corporation has engaged in mortgage banking through Santander Mortgage. Santander Mortgage&acute;s business principally consists of the origination and acquisition of loans secured by residential mortgages. Santander Mortgage is engaged in the origination of FHA–insured and VA–guaranteed single–family residential loans, which are primarily securitized into GNMA mortgage–backed securities and sold to institutional or private investors in the secondary market. Conventional loans that conform to the mortgage securitization programs of FNMA and FHLMC are generally pooled into FNMA and FHLMC mortgage–backed securities and sold to investors in the secondary market. Conventional loans that do not conform to the requirements of FNMA or FHLMC, so called non–conforming loans are generally sold to the Bank. Santander Mortgage complements its internal loan originations by purchasing FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage–backed securities. Purchases of loans from other mortgage bankers in the wholesale loan market provide Santander Mortgage with a source of low cost production.

Deposit Base

With one of the largest branch networks in Puerto Rico, the Corporation funds its operations primarily through retail deposits, offering its customers a variety of products. The Corporation had 66 branches throughout Puerto Rico as of December 31, 2002. The Corporation offers three major types of deposit accounts: demand deposit accounts (both interest–and noninterest–bearing); savings accounts; and time deposits.

The Corporation&acute;s strategy for attracting deposits is to offer its clients convenient and market–leading account services. Branch location is an important consideration for both retail and corporate clients. The Corporation continues to expand its full service branch network throughout Puerto Rico, particularly in high growth regions of the Island. In the consumer market, the Corporation primarily targets middle and upper income clients in general, although it has also developed products targeted to its low–income clients. In the corporate market, the Corporation attracts deposits primarily through the range of client services it provides.

Distribution Channels

The Corporation has a broad distribution system through its extensive network of 66 branches and 139 ATMs. The Corporation&acute;s branch and ATM network is one of the largest in Puerto Rico in terms of the number of branches and ATMs and geographic coverage. As of December 31, 2002, the Corporation had 33 branches in metropolitan San Juan and 33 branches throughout the rest of Puerto Rico.

The Corporation believes that its branch and ATM network has been an important contributor to its success in attracting stable, low–cost deposits. The Corporation has also been developing ways to reach its clientele more effectively, such as by reorganizing its branch network, opening additional branches and creating new forms of delivering branch services to customers, such as drive–up and walk–up tellers, telephone banking and by developing Internet banking services.

The Corporation had a branch in New York which assets and liabilities were sold to Commercebank, N. A. in June 2000.

Technology

The Corporation is investing aggressively in systems and computer technology in order to continue to offer its customers electronic, home–banking services and Internet services. The Corporation also seeks to improve the overall accessibility of its banking services to its clients and maintain a competitive edge over its competitors.

During 2002, the Corporation initiated the conversion of its information systems, which were processed by EDS to a new ALTAIR platform. This change represented an important technological achievement. The applications converted included deposits, accounting, loans, CIF and front office modules.

In May of 1993, the Corporation entered into a ten year contract with EDS to act as third–party provider for processing core banking applications, back office operations and teleprocessing. The minimum annual servicing cost related to the EDS contract is estimated to be $13 million. On expiration of the contract with EDS, all data processing will be performed in the Regional Processing Center of Santander Central Hispano Group located in Mexico.

Human Resources and Labor Matters

At December 31, 2002, the Corporation had 1,447 full–time equivalent employees, compared to 1,510 full–time equivalent employees at December 31, 2001. The Corporation is not a party to any collective bargaining agreements with unions. The Corporation has not experienced a strike and considers relations with its employees to be good.

Forward Looking Statements

When used in this Form 10–K or future filings by Santander BanCorp with the Securities and Exchange Commission, in the Corporation&acute;s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases "would be", "will allow", "intends to", "will likely result", "are expected to" , "will continue" , "is anticipated", "estimate", "project", "believe" , or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward–looking statements. If future events and actual performance differ from the Corporation&acute;s assumptions, the actual results could vary significantly from the performance projected in the forward–looking statements.

The Corporation wishes to caution readers not to place undue reliance on any such forward–looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation&acute;s financial performance and could cause the Corporation&acute;s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward–looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

REGULATION AND SUPERVISION

Holding Company Operations – Federal Regulation

General

Bank Holding Company Activities and Other Limitations. The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non–bank subsidiaries.

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

The Gramm–Leach–Bliley Act and the regulation enacted and promulgated under the Act has revised and expanded the existing provisions of the Bank Holding Company Act by permitting a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

The Gramm–Leach–Bliley Act further requires that in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank and comply with the following: (i) state that the bank holding company elects to become a financial holding company; (ii) provide the name and head office address of bank holding company and each depository institution controlled by the bank holding company; (iii) certify that all depository institutions controlled by the bank holding company are well capitalized as of the date the bank holding company files for the election; (iv) provide the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and (v) certify that all depository institutions controlled by the bank holding company are well managed as of the date the bank holding company files the election. The bank holding company must have also achieved at least a rating of satisfactory record of meeting community credit needs under the Community Reinvestment Act during the institution's most recent examination.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm–Leach–Bliley Act, specifically provides that the following activities have been determined to be "financial in nature": (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities.

In addition, the Gramm–Leach–Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti–Terrorism Financing Act of 2001, all financial institutions, including the Corporation and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti–money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information–sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm–Leach–Bliley Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information–sharing.

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

Federal Home Loan Bank System

Banco Santander is a member of the Federal Home Loan Bank (FHLB) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (FHFB). The FHLB system serves as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB–NY to the Bank are secured by a portion of the Bank&acute;s mortgage loan portfolio, certain other investments and the capital stock of the FHLB–NY held by the Bank. As of December 31, 2002 the Bank had $26.3 million in FHLB&acute;s capital stock.

Limitations on Transactions with Affiliates.

Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non–affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

The Gramm–Leach–Bliley Act amended several provisions of section 23A and 23B of the Federal Reserve Act. The amendments provide that financial subsidiaries of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti–evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

Capital Requirements.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk–adjusted assets, with at least one–half of that amount consisting of Tier I or core capital and up to one–half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate–term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk–based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi–family residential and commercial real estate loans, commercial business loans and commercial loans. Off–balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk–based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top–rated bank holding companies without a supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2002, the Corporation exceeded each of its capital requirements and was a well–capitalized institution as defined in the Federal Reserve Board regulations.

Sarbanes–Oxley

On July 20, 2002, President Bush signed into law the Sarbanes–Oxley act of 2002 ("SOA"), which implemented legislative reforms intended to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Although a number of these requirements have been implemented, a large number of proposed and final rules are expected to be issued in 2003 and beyond. The following is a summary of certain key provisions of SOA.

In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, SOA places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non–audit services being provided to a public company audit client will require pre–approval by the company&acute;s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under this new law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended/ and bonuses issued to top executives prior to restatement of a company&acute;s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers reporting most changes in ownership in a company&acute;s securities must now report within two business days of the change.

SOA also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company&acute;s "registered public accounting firm." Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies will be required to disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. A company&acute;s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if the company&acute;s chief executive officer, chief financial officer, controller, chief accounting or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one–year period preceding the audit initiation date. SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company&acute;s financial statements for the purpose of rendering the financial statements materially misleading.

SOA also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The law requires the company&acute;s registered public accounting firm that issues the audit report to attest to and report on management&acute;s assessment of the company&acute;s internal controls.

Although the Corporation anticipates that it will incur additional expense in complying with the provisions of SOA and the resulting regulations, management does not expect that such compliance will have a material impact on the Corporation&acute;s financial condition or results of operations.

Bank Operations

General

Banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Corporation, the Bank or Santander Central Spain. However, management is not aware of any current recommendations by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Bank.

The Bank is a bank incorporated under the Banking Law of Puerto Rico, a "state bank" and an "insured depository institution" under the Federal Deposit Insurance Act ("FDIA"), and a "foreign bank" within the meaning of the International Banking Act of 1978 ("IBA"). The Bank is subject to extensive regulation and examination by the Commissioner, the FDIC, and certain requirements established by the Federal Reserve. The federal and Puerto Rico laws and regulations that apply to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

There are periodic examinations by the Commissioner and the FDIC to test the Bank&acute;s compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease–and–desist or removal orders and to initiate injunctive actions against banking organizations and institution–affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, certain actions are required by statute and implementing regulations. Other actions or inaction may provide the basis for reinforcement action, including misleading or untimely reports filed with regulatory authorities.

Any change in statutory and regulatory requirements whether by the Commissioner, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on the Bank and its operations.

Ownership and Control

Because of the Bank&acute;s status as a bank, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the "CBCA"). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC&acute;s regulations implementing the CBCA are generally similar.

The Banking Law requires Commissioner approval of changes in control of a bank.

FDIC Capital Requirements

Under authority granted in the FDIA, the FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state–chartered banks that are not members of the Federal Reserve System. For purposes of the FDIA, Puerto Rico is treated as a state and the Bank as such is a state–chartered non–member bank.

The FDIC&acute;s capital regulations establish a minimum leverage capital requirement for state–chartered non–member banks. For the most highly–rated banks the requirement is 4% Tier I capital, with an additional cushion of at least 100 to 200 basis points for all other state–chartered, nonmember banks, which effectively increases the minimum Tier I leverage ratio for such other bank from 4% to 5% or more. Under the FDIC&acute;s regulations, the highest–rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I leverage or core capital is defined as the sum of common stockholders&acute; equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that state–chartered nonmember banks meet a risk–based capital standard. The risk–based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank&acute;s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk–weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2002, the Bank exceeded each of its core capital requirements and was a well–capitalized institution as defined in the FDIC regulations.

In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk–based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank&acute;s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank&acute;s capital adequacy. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and comprehensive risk management process that effectively identifies, measures, monitors and controls risk.

Failure to meet capital guidelines could subject an insured bank like the Bank to a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

At December 31, 2002, the Bank was well capitalized. Like any other institution, the Bank&acute;s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank&acute;s financial condition and results of operations.

Cross–Guarantees

Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC–insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC–insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross–guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institution to its parent company is subordinated to the subsidiary bank&acute;s cross–guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC insured depository institution controlled by Santander Central Spain.

FDIC Deposit Insurance Assessments

The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund ("BIF"). Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund ("SAIF"). As of December 31, 2002, the Bank had a BIF deposit assessment base of approximately $3.8 billion, and a SAIF deposit assessment base of approximately $0.6 billion.

Pursuant to certain provisions of FDICIA, the FDIC has adopted a risk–based assessment system, under which the deposit insurance assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution&acute;s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

The Bank was classified as a well–capitalized institution as of December 31, 2002. The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.

On June 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. DIFA established the framework for the eventual merger of the BIF and the SAIF into a single Deposit Insurance Fund. It repealed the statutory minimum premium and, under implementing FDIC regulations promulgated in 1997, premiums assessed by both the BIF and the SAIF are to be assessed using the matrix described above at a rate between 0 cents and 27 cents per $100 of deposits. That is a temporary rate schedule that would automatically increase by 4 cents across the board if the BIF&acute;s designated reserve ratio fell below the FDIA statutory target ratio.

DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC&acute;s risk–related assessment rate schedules. The FICO rate on BIF–assessable deposits must be one–fifth the rate on SAIF–assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF–assessable deposits and 6.48 basis points annually for SAIF–assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF.

DIFA also imposed a special one–time assessment on deposits insured by the SAIF to recapitalize the SAIF to bring it up to statutory required levels. The Bank paid that one–time assessment of $4.2 million in the fourth quarter of 1996 on its pro rated deposit base.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank&acute;s insurance.

Transactions with Affiliates

The Bank is subject to restrictions under federal law that govern certain covered transactions between the Bank, Santander Central Spain or other non–banking subsidiaries of Santander Central Spain, including loans, other extensions of credit, investments and asset purchases. In the aggregate, such covered transactions between the Bank and Santander Central Spain, or any single non–banking subsidiary of Santander Central Spain, are limited to 10% of the Bank&acute;s capital stock and surplus and, with respect to Santander Central Spain and all of its non–banking subsidiaries together as a group, they are limited to 20% of the Bank&acute;s capital stock and surplus. Furthermore, such loans and extensions of credit to Santander Central Spain or its subsidiaries are required to be secured in specified amounts and must be on terms that are consistent with safe and sound banking practices. All other transactions between the Bank and Santander Central Spain and its non–banking subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the Bank that would be available to unaffiliated third parties. Management is not aware of any existing transaction that is noncompliant with the statutory and regulatory requirements mentioned above.

The Federal Reserve has adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively amends sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm–Leach–Bliley Act.

Standards for Safety and Soundness

The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The FDIC and the other federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

Community Reinvestment

Under the Community Reinvestment Act ("CRA"), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low–and moderate–income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution&acute;s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution&acute;s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a rating of "outstanding" as of the most recent report issued by the FDIC.

Brokered Deposits

Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of the Bank which is currently a well–capitalized institution.

Federal Limitations on Activities and Investments

The equity investments and activities as a principal of FDIC–insured state–chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. However, an insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank&acute;s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures director&acute;, trustees&acute; and officers&acute; liability insurance coverage or bankers&acute; blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state–chartered bank may not, directly, or indirectly through a subsidiary, engage as principal in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

Interstate Branching

Effective June 1, 1997, the Riegle–Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle–Neal Act") amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle–Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state of which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

For purposes of the Riegle–Neal Act&acute;s amendments to the FDIA, the Bank is treated as a state bank and is subject to the same restriction on interstate branching as other state banks. However, for purposes of the IBA, the Bank is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in the Bank&acute;s home state. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or to which "home state" determination rules will apply.

Banking Operations–Puerto Rico Regulation

General

As a commercial bank organized under the laws of Puerto Rico the Bank is subject to the supervision, examination and regulation of the Commissioner, pursuant to the Banking Law.

Section 12 of the Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Act, the determination of the Commissioner whether to approve a change of control filing is final and non–appealable.

Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received; (3) money deposited in other banks or depository institutions, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner determines from time to time.

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid–in capital; (ii) reserve fund of the commercial bank; (iii) 50% of the commercial bank&acute;s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. As of December 31, 2002, the legal lending limit for the Bank under this provision was approximately $61.6 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank&acute;s paid–in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid–in capital (common and preferred) of the commercial bank. As of December 31, 2002, the Bank had an adequate reserve fund established.

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

IBC Act

Santander International Bank, an international banking entity, is subject to supervision and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the "IBC Act"). Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBC Act and the regulations issued thereunder by the Commissioner (the IBC Regulations) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBC Act further provides that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities in Puerto Rico.

Under the IBC Act, without the prior approval of the Office of the Commissioner, SIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of SIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten (10) business days following the date of the issue.

Pursuant to the IBC Act, SIB must maintain its original accounting books and records in its principal place of business in Puerto Rico. SIB is also required to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

The IBC Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBC Act, the IBC Regulations, or the terms of its license, or if the Commissioner finds that the business of the IBE is conducted in a manner not consistent with the public interest.

Mortgage Banking Operations

Santander Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage–backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Santander Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. Santander Mortgage&acute;s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth–in–Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Santander Mortgage is also subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products. Although Santander Mortgage believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting Santander Mortgage&acute;s ability to originate or sell mortgage loans or sell mortgage–backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Santander Mortgage.

ITEM 2. PROPERTIES

As of December 31, 2002, the Corporation owned twenty–one facilities, which consisted of three office buildings, eleven branches and seven parking lots. In addition, the Corporation leases sixty–six facilities in Puerto Rico. There are fifty–five leased branch premises, while warehouse space is rented in one location. The Corporation&acute;s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:

Banco Santander Main Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico. Banco Santander is the sole occupant.

Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico. Private banking, investments, legal, compliance, auditing, administrative services, corporate services and trust are the main activities conducted at this facility. Approximately 10% of the space is leased to non–affiliates tenants or affiliates. Leases to affiliates were made at prevailing market rates.

Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico. The main activities conducted in this building are operations, management information systems, accounting and consumer banking. One story of this building is occupied by EDS personnel for the data processing and proof and transit functions.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT&acute;S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Santander BanCorp&acute;s Common Stock, $2.50 par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SBP", and on the Madrid Stock Exchange (LATIBEX) under the symbol "XSBP", respectively. The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NYSE during such periods after giving retroactive effect to the 2002 stock dividend.

Year	Calendar Quarter	Price Range High Low
2002	1st	18.60	17.14
	2nd	19.67	15.50
	3rd	18.05	12.00
	4th	13.96	11.42

2001	1st	17.95	16.99
	2nd	17.95	17.01
	3rd	18.15	16.91
	4th	18.14	17.00

2000	1st	15.45	10.68
	2nd	12.39	10.68
	3rd	15.00	10.34
	4th	17.61	12.50

As of December 31, 2002 the approximate number of record holders of the Corporation's Common Stock was 146, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $13.00 per share.

Dividend Policy and Dividends Paid

The payment of dividends by the Corporation will depend on the earnings, cash position and capital needs of the Bank, its subsidiaries, general business conditions and other factors deemed relevant by the Corporation&acute;s Board of Directors. The ability of the Corporation to pay dividends may be restricted also by various regulatory requirements and policies of regulatory agencies having jurisdiction over the Corporation and the Bank.

Dividends on the Corporation&acute;s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 2000, prior to the reorganization, the Bank declared a dividend of $0.11 for the first quarter. The Corporation declared and paid common stock dividends of $13.8 million or $0.11 per share on a quarterly basis commencing in June 2000. During 2001 and 2002, the Corporation declared and paid quarterly cash dividends of $0.11 per share for an annual dividend payment to common stockholders of $17.5 million in 2001 and $17.7 million in 2002, or $0.44 per share.

On June 17, 2002, the Board of Directors of the corporation authorized a 10% stock dividend on common stock to shareholders of record as of July 9, 2002 amounting to 3,925,344 common shares. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in the table under the caption "Selected Consolidated Financial Information" on pages 20 and 21 of the 2002 Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item appears on pages 22 through 36 of the 2002 Annual Report under the caption "Management&acute;s Discussion and Analysis of Results of Operations and Financial Condition" (MD&A), and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Corporation appears on pages 37 through 49 of the 2002 Annual Report in the MD&A, under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by reference. The table under the caption "Maturity and Interest Rate Sensitivity of Interest Earnings Assets" as of December 31, 2002 on page 44 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case–by–case basis after review of such loans in accordance with the Corporation&acute;s lending criteria.

ITEM 8. FINANCIAL STATEMENTS

The information required by this item appears on pages 51 through 88, under the caption "Consolidated Financial Statements", and page 49 under the caption "Selected Statistical Information", in the 2002 Annual Report and is incorporated herein by reference. Selected quarterly results (unaudited) appear on Note 26 to the Audited Consolidated Financial Statements on page 86 of the 2002 Annual Report, and is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Audit Committee of the Board of Directors of Santander BanCorp recommended to the Board of Directors to release Arthur Andersen, LLP (Andersen) as Santander BanCorp&acute;s independent public accountants and engaged Deloitte & Touche, LLP to serve as the Corporation&acute;s independent public accountants for 2002.

Andersen&acute;s reports on Santander BanCorp&acute;s consolidated financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen&acute;s report on Santander BanCorp&acute;s consolidated financial statements for 2001 and 2000 was issued on an unqualified basis in conjunction with the publication of Santander BanCorp&acute;s Annual Report on Form 10–K.

During Santander BanCorp&acute;s two most recent fiscal years and through the first quarter of 2002 and the subsequent interim period through June 28, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen&acute;s satisfaction, would have cause them to make reference to the subject matter in connection with their report on Santander BanCorp&acute;s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S–K.

During Santander BanCorp&acute;s two most recent fiscal years and the subsequent interim period through June 28, 2002, Santander BanCorp did no consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Santander BanCorp&acute;s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(I) and (ii) of Regulation S–K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank", Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Committees" including "Nominees for Election as Directors" and "Executive Officers" of the Bank&acute;s definite Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 26, 2003 (the "Proxy Statement filed with the Federal Deposit Insurance Corporation on or about March 26, 2003 (the "Proxy Statement"), is incorporated by reference.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)The Corporation conducted an evaluation of the effectiveness of the design and operation of the Corporation&acute;s disclosure controls and procedures, as such term is defined under Rule 13a–14(c) and 15d–14(c) under the Securities Exchange Act of 1934, as amended.. This evaluation was conducted within the 90 days prior to the filing date of this report, under the supervision and with the participation of the Corporation&acute;s management, including the Corporation&acute;s Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Corporation&acute;s Chief Executive Officer and Chief Accounting Officer concluded that the Corporation&acute;s disclosure controls and procedures are effective.

(b)There have been no significant changes in the Corporation&acute;s internal controls (including any corrective actions with regard to significant deficiencies and material weaknesses) or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8–K
A.	The following documents are part of this report and appear on the pages indicated
(1)	Consolidated Financial Statements:
	Independent Auditors&acute; Report	51
	Consolidated Balance Sheets at December 31, 2002 and 2001	52
	Consolidated Statements of Income for the Years Ended
	December 31, 2002, 2001, and 2000	53
	Consolidated Statements of Changes in Stockholders&acute; Equity
	for the Years Ended December 31, 2002, 2001 and 2000	54
	Consolidated Statements of Other Comprehensive Income
	for the Years Ended December 31, 2002, 2001 and 2000	55
	Consolidated Statements of Cash Flows for the Years
	Ended December 31 2002, 2001 and 2000	56
	Notes to the Consolidated Financial Statements
	December 31, 2002, 2001 and 2000	57
(2)	Financial Statement Schedules are not presented because the information is not applicable or are
	included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3)	The exhibits listed on the Exhibit Index on page 23 of this report are filed herewith or are
	incorporated herein by reference.

B.	Reports on Form 8–K during the quarter ended December 31, 2002 – The Corporation filed one report
	on Form 8–K for the quarter ended December 31, 2002

	Items Reported – October 2, 2002

	Item 5 – On October 2, 2002, the Board of Directors of Santander BanCorp (the "Corporation") and
	Banco Santander Puerto Rico, the Corporation&acute;s banking subsidiary, approved the appointment of
	Mr. Gonzalo de las Heras as Chairman of the Board of Directors and Mr. Jose R. Gonzalez as Chief
	Executive Officer and President of the holding company and its banking subsidiary, Banco Santander
	Puerto Rico. In addition, Mr. Jesus M. Zabalza, Mr. Victor Arbulu–Crousillat and Mr. Adolfo Lagos–
	Espinosa, were appointed to the Board of Directors of the Corporation replacing Ms. Monica
	Aparicio, Mr. Pablo Pardo and Mr. Benito Cantalapiedra.

	Item 7c – Exhibit 99.1 Press Release issued October 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP

(REGISTRANT)
Dated:	3/20/03	By:	S/JOSE RAMON GONZALEZ
José Ramón González
Director and Vice Chairman
President and Chief Executive Officer

Dated:	3/20/03	By:	S/MARIA CALERO
María Calero
Director
Executive Vice President and
Principal Accounting Officer

Dated:	3/20/03	By:	S/CARLOS GARCIA
Carlos García
Director
Executive Vice President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\GONZALO DE LAS HERAS	Chairman	3/20/03
S:\JESUS M. ZABALZA	Director	3/20/03
S:\ADOLFO LAGOS	Director	3/20/03
S:\ VICENTE GREGORIO	Director	3/20/03

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2)	Agreement and Plan of Merger–Banco Santander Puerto Rico and
	Santander BanCorp	a.

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	b.

(3.1)	Articles of Incorporation	c.

(3.2)	Bylaws	d.
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual	e.
Monthly Income Preferred Stock, Series A
(4.2)	Offering Circular for $25,000,000 AFICA Note Program	f.
(4.3)	Bank Notes Program and Distribution Agreement	g.
(4.4)	Offering Circular for $26,000,000 AFICA Note Program	h.
(4.5)	Offering Circular for $25,000,000 AFICA Note Program	i.

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit A
(10.2)	Deferred Compensation Contract–Benito Cantalapiedra	Exhibit B
(10.3)	Deferred Compensation Contract–María Calero	Exhibit C
(10.3)	Employment Contract–Carlos García	Exhibit D
(10.4)	Employment Contract–Roberto Córdova	Exhibit E
(10.5)	Employment Contract–Rafael Saldaña	Exhibit F
(12)	Computation of Earnings to Fixed Charges	Exhibit G
(13.1a)	Registrant&acute;s Annual Report to Shareholders for the Year Ended December 31, 2002	Exhibit H
(21.0)	21. Subsidiaries of the Registrant	Exhibit I

(99.1)	Registrant&acute;s Proxy Statement for the April 30, 2003 Annual
	Meeting of Stockholders	j
(99.2)	Audit Opinion of Predecessor Independent Public Accountants	Exhibit J
(99.3)	Section 906 Certification	Exhibit K

a. Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
b. Incorporated by reference to Exhibit (2.1) of the 2000 10K
c. Incorporated by reference to Exhibit (3.1) of the 1998 Form 10K
d. Incorporated by reference to Exhibit (3.2) of the 1998 Form 10K
e. Incorporated by reference to Exhibit (4.1) of the 1998 Form 10K
f. Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
g. Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
h. Incorporated by reference to Exhibit (4.4) of the 2000 10K
i. Incorporated by reference to Exhibit (4.5) of the 2001 10K
j. Incorporated by reference to March 26, 2003 filling by Chase Mellon Investor Services on behalf of the registrant.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, José Ramón González, certify that:

  I have reviewed this annual report on Form 10–K of Santander BanCorp (the "Registrant");
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	/s/ José Ramón González
President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Maria Calero, certify that:

  I have reviewed this annual report on Form 10–K of Santander BanCorp (the "Registrant");
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer