Form 10-Q
period 2003-03-31
SANTANDER BANCORP
filed 2003-05-14
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723
-----------------------------------------------------------	-----------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de Leon Avenue, Hato Rey, Puerto Rico	00917
-----------------------------------------------------------	------------------------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(787) 759-7070

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes X No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Outstanding as of March 31, 2003

Common Stock, $2.50 par value	42,398,954

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

PART I - ITEM 1

FINANCIAL STATEMENTS

Santander BanCorp

Consolidated Balance Sheets (unaudited)

March 31, 2003 and December 31, 2002

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 109,512	$ 98,302
Interest-bearing deposits	197,782	268,620
Federal funds sold and securities purchased under agreements to resell	342,350	263,500
Total cash and cash equivalents	649,644	630,422
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	612,299	389,342
Other investment securities available for sale	352,361	882,348
Total investment securities available for sale	964,660	1,271,690
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost:
Securities pledged that can be repledged	783,738	956,681
Other investment securities held to maturity	121,836	139,677
Total investment securities held to maturity	905,574	1,096,358
LOANS HELD FOR SALE, net	226,311	197,613
LOANS, net	3,814,639	3,597,314
PREMISES AND EQUIPMENT, net	61,606	63,198
ACCRUED INTEREST RECEIVABLE	38,460	41,110
GOODWILL	10,552	10,552
INTANGIBLE ASSETS	5,864	11,129
OTHER ASSETS	115,843	145,814
	$ 6,793,153	$ 7,065,200

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non-interest bearing	$ 661,532	$ 628,324
Interest bearing	3,393,197	3,891,338
Total deposits	4,054,729	4,519,662
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	224,700	245,960
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,270,492	1,250,039
COMMERCIAL PAPER ISSUED	249,798	39,991
TERM NOTES	304,794	307,464
ACCRUED INTEREST PAYABLE	26,962	25,050
OTHER LIABILITIES	88,364	99,706
	6,219,839	6,487,872
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized;
2,610,008 shares issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 46,410,214 shares issued in March 2003 and December 2002; 42,398,954 and 42,566,454
shares outstanding in March 2003 and December 2002, respectively	116,026	116,026
Capital paid in excess of par value	187,742	187,742
Treasury stock at cost, 4,011,260 and 3,843,760 shares in March 2003
and December 2002, respectively	(67,552)	(65,268)
Accumulated other comprehensive loss, net of taxes	(11,341)	(12,692)
Retained earnings-
Reserve fund	116,482	116,482
Undivided profits	166,707	169,788
Total stockholders' equity	573,314	577,328
	$ 6,793,153	$ 7,065,200

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Income (unaudited)

For the Quarters ended March 31, 2003 and 2002

(Dollars in thousands, except per share data)

	For the quarters ended
	March 31,	March 31,
	2003	2002
INTEREST INCOME:
Loans	$ 60,262	$ 77,820
Investment securities	18,001	16,056
Interest bearing deposits	150	274
Federal funds sold and securities purchased under
agreements to resell	390	1,395
Total interest income	78,803	95,545

INTEREST EXPENSE:
Deposits	16,067	20,843
Securities sold under agreements to repurchase
and other borrowings	19,101	19,775
Subordinated capital notes	-	225
Total interest expense	35,168	40,843

Net interest income	43,635	54,702

PROVISION FOR LOAN LOSSES	12,065	11,972

Net interest income after provision for loan losses	31,570	42,730

OTHER INCOME:
Service charges, fees and other	10,231	10,434
Gain on sale of securities	4,669	8,141
Gain on sale of mortgage servicing rights	125	123
Gain (loss) on derivatives	92	(231)
Other gains and losses	3,156	4,693
Total other income	18,273	23,160
OTHER OPERATING EXPENSES:
Salaries and employee benefits	18,889	19,535
Occupancy costs	3,225	3,330
Equipment expenses	2,219	3,102
Other operating expenses	22,959	21,376
Total other operating expenses	47,292	47,343

Income before (benefit) provision for income tax	2,551	18,547

(BENEFIT) PROVISION FOR INCOME TAX	(611)	4,629
NET INCOME	3,162	13,918
DIVIDENDS TO PREFERRED SHAREHOLDERS	1,142	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 2,020	$ 12,776

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 0.05	$ 0.30

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the Quarter ended March 31, 2003 and the Year ended December 31, 2002

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	116,026	106,212
Stock dividend distributed	-	9,814
Balance at end of period	116,026	116,026
Capital Paid in Excess of Par Value:
Balance at beginning of period	187,742	122,457
Stock dividend distributed	-	65,285
Balance at end of period	187,742	187,742
Treasury stock at cost:
Balance at beginning of period	(65,268)	(53,277)
Stock repurchased at cost	(2,284)	(11,991)
Balance at end of period	(67,552)	(65,268)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(12,692)	(11,347)
Unrealized net gain on investment securities available
for sale, net of tax	891	7,382
Unrealized net gain (loss) on cash flow hedges, net of tax	460	(180)
Minimum pension liability, net of tax	-	(8,547)
Balance at end of period	(11,341)	(12,692)
Reserve Fund:
Balance at beginning of period	116,482	114,418
Transfer from undivided profits	-	2,064
Balance at end of period	116,482	116,482
Undivided Profits:
Balance at beginning of period	169,788	248,300
Net income	3,162	20,906
Transfers	-	(2,064)
Deferred tax benefit amortization	(4)	(35)
Common stock cash dividends	(5,097)	(17,652)
Preferred stock cash dividends	(1,142)	(4,568)
Stock dividend distributed	-	(75,099)
Balance at end of period	166,707	169,788
Total stockholders' equity	$ 573,314	$ 577,328

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Comprehensive Income (Unaudited)

For the Quarters ended March 31, 2003 and 2002

(Dollars in thousands, except per share data)

	For the quarters ended
	March 31,	March 31,
	2003	2002
Comprehensive income
Net income	$ 3,162	$13,918
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale, net of tax	2,001	408
Reclassification adjustment for gains and losses
included in net income, net of tax	(1,510)	2,506
Unrealized gains on investments securities transferred
to the held to maturity category, net of amortization	400	-
Unrealized gains (losses) on investment securities
available for sale, net of tax	891	2,914
Unrealized gains (losses) on cash flow hedges, net of tax	460	593
Reclassification adjustment for gains and losses
included in net income, net of tax	-	1,545
Unrealized gains (losses) on cash flow hedges, net of tax	460	2,138
Other comprehensive income (loss), net of tax	1,351	5,052
Comprehensive income	$ 4,513	$18,970

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Cash Flows (Unaudited)

For the Quarters ended March 31, 2003 and 2002

(Dollars in thousands, except per share data)

	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,162	$ 13,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,027	5,597
Provision for loan losses	12,065	11,972
Gain on sale of securities	(4,669)	(8,141)
Gain on derivatives	(92)	231
Trading losses	-	859
Net premium amortization (discount accretion) on securities	2,235	(3,060)
Net premium amortization on loans	106	97
Purchases and originations of loans held for sale	(142,123)	(112,993)
Proceeds from sales of loans held for sale	19,864	67,750
Repayments of loans held for sale	93,889	59,861
Proceeds from sales of trading securities	-	146,681
Purchases of trading securities	-	(147,540)
Decrease in accrued interest receivable	2,650	240
Decrease (increase) in other assets	27,877	(20,064)
Increase (decrease) in accrued interest payable	1,912	(998)
Decrease in other liabilities	(10,013)	(8)
Total adjustments	9,728	484
Net cash provided by operating activities	12,890	14,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	556,851	1,181,693
Proceeds from maturities of investment securities available for sale	800,189	2,059,300
Purchases of investment securities available for sale	(1,048,593)	(3,088,840)
Proceeds from maturities of investment securities held to maturity	149,940	266,765
Purchases of investment securities held to maturity	(6,970)	(1,197,444)
Repayment of securities and securities called	49,822	222,303
Purchases of mortgage loans	(236,277)	(19,050)
Net decrease in loans	6,403	137,105
Capital expenditures	(432)	(963)
Net cash provided by (used in) investing activities	270,933	(439,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(462,408)	(353,836)
Net (decrease) increase in federal funds purchased and other borrowings	(21,260)	332,000
Net increase (decrease) in securities sold under agreements to repurchase	20,453	(228,930)
Net increase in commercial paper issued	209,807	374,681
Net decrease in term notes	(2,670)	(785)
Repurchase of common stock	(2,284)	(854)
Dividends paid	(6,239)	(5,481)
Net cash (used in) provided by financing activities	(264,601)	116,795

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,222	(307,934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,422	1,146,727
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 649,644	$ 838,793

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the Corporation), an 89% owned subsidiary of Santander Central Hispano, S.A. conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of March 31, 2003 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2002. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Following is a summary of the Corporation's most significant accounting policies:

Nature of Operations and Use of Estimates

Santander BanCorp is a bank holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico. The Corporation also engages in mortgage banking and insurance agency services through its non-banking subsidiaries, Santander Mortgage Corporation and Santander Insurance Agency, respectively.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and income taxes, and the valuation of foreclosed real estate, deferred tax assets and financial instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank's wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank of Puerto Rico. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

The Corporation adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" effective January 1, 2002. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income distributable to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share, after giving retroactive effect to the stock dividend declared on June 17, 2002, were 43,258,960 and 43,290,204 for the quarters ended March 31, 2003 and 2002, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended March 31, 2003 and 2002.

Recent Accounting Pronouncements that Affect the Corporation

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. The implementation of SFAS No. 145 did not have a material effect on the Corporation's consolidated results of operations or consolidated financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation's adoption of this statement did not have a material effect on its consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements for this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The initial recognition and initial measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions is not expected to have a significant effect on the Corporation's financial condition and results of operations. The disclosure provisions of FIN 45 were effective for financial statements of fiscal years ending after December 15, 2002 and did not have a significant effect on the Corporation's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Adoption of FIN 46 is not expected to have a significant effect on the Corporation's financial position or results of operations.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:
	March 31, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 118,354	$ -	$ 7	$ 118,347	1.18%
After one year but within five years	591,117	3,976	-	595,093	2.01%
	709,471	3,976	7	713,440	1.87%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,052	-	3	35,049	1.21%
After one year but within five years	7,385	122	-	7,507	3.53%
After five years but within ten years	5,970	53	-	6,023	4.23%
	48,407	175	3	48,579	1.93%
Mortgage-backed securities-
Over ten years	202,210	526	95	202,641	4.79%
	$ 960,088	$ 4,677	$ 105	$ 964,660	2.47%

	December 31, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 496,741	$ 3	$ 14	$ 496,730	1.38%
After one year but within five years	722,563	3,873	14	726,422	2.12%
	1,219,304	3,876	28	1,223,152	1.86%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,052	-	7	35,045	1.37%
After one year but within five years	7,385	92	-	7,477	3.53%
After five years but within ten years	5,970	46	-	6,016	4.23%
	48,407	138	7	48,538	2.05%
	$ 1,267,711	$ 4,014	$ 35	$1,271,690	1.82%

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost; therefore, it does not give effect to changes in fair value.

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:

	March 31, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government-
After one year but within five years	$ 783,161	$ 65,172	$ -	$ 848,333	5.04%
	783,161	65,172	-	848,333	5.04%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	3,922	23	-	3,945	4.74%
After one year but within five years	23,618	958	-	24,576	5.40%
After five years but within ten years	1,157	9	-	1,166	6.79%
Over ten years	11,271	407	9	11,669	6.40%
	39,968	1,397	9	41,356	5.66%

Mortgage-backed securities:
Within one year	14	-	-	14	9.30%
After one year but within five years	6,805	201	-	7,006	4.17%
After five years but within ten years	8,697	704	-	9,401	8.78%
Over ten years	46,729	690	1	47,418	2.91%
	62,245	1,595	1	63,839	3.88%

Foreign governments:
Within one year	50	-	-	50	6.20%
After one year but within five years	150	-	-	150	7.14%
	200	-	-	200	6.91%

Other securities	20,000	-	-	20,000	3.93%

	$ 905,574	$ 68,164	$ 10	$ 973,728	4.64%

	December 31, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 149,363	$ 88	$ -	$ 149,451	2.35%
After one year but within five years	782,892	67,276	-	850,168	5.04%
	932,255	67,364	-	999,619	5.04%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,104	19	-	4,123	4.79%
After one year but within five years	24,460	760	-	25,220	5.43%
After five years but within ten years	1,159	15	-	1,174	6.79%
Over ten years	11,294	273	-	11,567	6.40%
	41,017	1,067	-	42,084	5.68%

Mortgage-backed securities:
Within one year	13	-	-	13	10.47%
After one year but within five years	7,115	185	-	7,300	3.86%
After five years but within ten years	10,034	789	1	10,822	8.70%
Over ten years	79,474	1,389	38	80,825	3.91%
	96,636	2,363	39	98,960	4.40%

Foreign governments:
Within one year	50	-	-	50	6.20%
After one year but within five years	150	-	-	150	7.14%
	200	-	-	200	6.91%

Other securities	26,250	-	-	26,250	4.87%

	$1,096,358	$ 70,794	$ 39	$ 1,167,113	4.64%

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation's loan portfolio at March 31, 2003 and December 31, 2002 consists of the following:
	March 31, 2003	December 31, 2002
	(In thousands)

Commercial and industrial	$ 1,964,098	$ 1,971,800
Consumer	488,642	525,127
Construction	303,381	309,964
Mortgage	1,128,996	861,324
	3,885,117	3,668,215
Unearned income	(11,511)	(12,945)
	(58,967)	(57,956)
	$ 3,814,639	$ 3,597,314

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:
	For the quarters ended
	March 31,
	2003	2002
	(In thousands)

Balance at beginning of period	$ 57,956	$ 52,857
Provision for loan losses	12,065	11,972
	70,021	64,829
Losses charged to the allowance:
Commercial	2,562	4,230
Consumer	11,079	11,525
	13,641	15,755
Recoveries:
Commercial	1,417	999
Construction	-	2
Consumer	1,170	2,952
	2,587	3,953
Net loans charged-off	11,054	11,802
Balance at end of period	$ 58,967	$ 53,027

  Other Intangibles Assets

The Corporation's other intangible assets are composed principally of mortgage servicing rights. The estimated aggregate amortization expense for each of the five succeeding years and thereafter of these intangible assets is the following:

Year	Amortization

2003	$ 2,187
2004	681
2005	569
2006	569
2007	554
Thereafter	1,304

Total	$ 5,864

7. Short-Term Borrowings:

Following are summaries of short-term borrowings as of and for the periods indicated:

March 31, 2003
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at period-end	$ 224,700	$ 1,270,492	$ 249,798
Average indebtedness outstanding during the period	$ 208,719	$ 1,357,801	$ 81,728
Maximum amount outstanding during the period	$ 352,160	$ 1,584,476	$ 249,798
Average interest rate for the period	1.40%	4.22%	1.39%
Average interest rate at period end	1.35%	4.33%	1.34%

December 31, 2002
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at year-end	$ 245,960	$ 1,250,039	$ 39,991
Average indebtedness outstanding during the year	$ 331,940	$ 904,012	$ 265,355
Maximum amount outstanding during the year	$ 817,000	$ 1,250,039	$ 724,009
Average interest rate for the year	1.87%	4.98%	1.90%
Average interest rate at year end	1.63%	4.44%	1.51%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31,	December 31,
	2003	2002
(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$ 24,700	$ 45,960
Over ninety days	200,000	200,000
Total	$ 224,700	$ 245,960
Securities sold under agreements to repurchase:
Within thirty days	$ 195,486	$ 175,033
Over ninety days	1,075,006	1,075,006
Total	$ 1,270,492	$ 1,250,039
Commercial paper issued:
Within thirty days	$ 249,798	$ 39,991
Total	$ 249,798	$ 39,991

As of March 31, 2003 and December 31, 2002, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 24.36 months and 27.32 months, respectively.

As of March 31, 2003, securities sold under agreements to repurchase (classified by counterparty) were as follows:

		Fair Value	Weighted
	Balance of	of Underlying	Average Maturity
	Borrowings	Securities	in Months
	(In thousands)

Credit Suisse First Boston Corp.	$ 300,000	$ 341,157	34.48
Federal Home Loan Bank of New York	200,000	274,779	29.54
JP Morgan Securities, Inc.	125,000	142,752	29.47
Lehman Brothers, Inc.	250,006	281,534	100.91
UBS Paine Webber	50,000	50,086	0.03
Salomon Smith Barney, Inc.	345,486	369,384	23.11
	$1,270,492	$1,459,692

The following investment securities were sold under agreements to repurchase:
	March 31, 2003
	Carrying Value		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 1,376,577	$ 1,164,530	$ 1,440,183	3.90%

Mortgage-backed Securities	19,460	105,962	19,509	1.81%
Total	$ 1,396,037	$ 1,270,492	$ 1,459,692	3.87%

	December 31, 2002
	Carrying Value		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 1,307,390	$ 1,211,340	$ 1,373,830	3.91%

Mortgage-backed Securities	38,633	38,699	39,173	3.81%
Total	$ 1,346,023	$ 1,250,039	$ 1,413,003	3.89%

8. Stockholders' Equity:

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares. The earnings per share computations for March 2002 presented in the accompanying unaudited consolidated financial statements have been adjusted retroactively to reflect this stock dividend, as follows:
Quarter ended
March 31,
2002
(Dollars and number of shares in thousands, except earnings per common share data)

Net income	$ 13,918
Dividends to preferred stockholders	1,142
Net income available to common
shareholders	$ 12,776

Average number of common shares outstanding
prior to common stock dividend	39,365
Common stock dividend	3,925
Adjusted average number of common shares	43,290
Basic and diluted earnings per common share	$ 0.30

9. Derivative Financial Instruments:

As of March 31, 2003, the Corporation had the following derivative financial instruments outstanding:

	Notional Value	Fair Value	Gain (Loss) for the period ended March 31, 2003	Other Comprehensive Income (Loss)* for the period ended March 31, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,021)	$ -	$ 460
FAIR VALUE HEDGES
Interest rate swaps	284,366	(1,545)	(22)	-
OTHER DERIVATIVES
Options	11,650	116	(56)	-
Embedded options on
stock indexed deposits	(11,096)	(116)	54	-
Forward foreign currency
exchange contracts	6,335	2	-	-
Interest rate caps	20,365	(266)	(8)	-
Customer interest rate caps	(20,365)	266	29	-
Interest Rate Swaps -customer	108,670	1,660	215
Interest Rate Swaps	108,670	(1,191)	(120)
			$ 92	$ 460
*Net of tax

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	-
OTHER DERIVATIVES
Options	11,650	172	(814)	-
Embedded options on
stock-indexed deposits	(11,096)	170	1,978	-
Forward foreign currency
exchange contracts	5,841	2	-	1
Interest rate caps	18,856	(248)	(304)	-
Customer interest rate caps	(18,856)	248	464	-
Customer Interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. As of March 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.1 million of which the Corporation expects to reclassify into earnings $2.7 million, net of tax, during the next nine months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to hedge the rollover of a series of fixed-rate short-term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of March 31, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $284.4 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.39% and 4.91%, respectively. As of March 31, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $279.1 million and a $3.8 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the quarter ended March 31, 2003, the Corporation recognized a loss of approximately $22,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

As of December 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $332.7 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.61% and 5.09%, respectively. As of December 31, 2002, the Corporation had retail fixed rate certificates of deposit amounting to approximately $327.5 million and a $3.9 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2002, the Corporation recognized a loss of approximately $393,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of the Corporation's fair value hedges were cancelled, resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the quarter ended March 31, 2003, a gain of approximately $54,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $56,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of March 31, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,335,000. As of March 31, 2003, the total amount, net of tax, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,246. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under the same terms and conditions. For the quarter ended March 31, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $116,000 and $434,000, respectively, on these transactions.

10. Contingencies and Commitments:

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect of such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Corporation.

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

The following presents financial information of reportable segments as of and for the quarters ended March 31, 2003 and 2002. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's department.

	March 31, 2003
	(In thousands)

	Retail	Mortgage				Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 52,336	$ 19,192	$ 23,358	$ 7,183	$ (4,993)	$ 97,076
Intersegment revenue	958	-	6	283	(1,247)	-
Interest income	43,405	17,801	18,551	15	(969)	78,803
Interest expense	11,941	3,750	20,445	(1,937)	969	35,168
Depreciation and amortization	1,507	391	54	4,075	-	6,027
Segment income before provision for income tax	5,499	13,367	1,296	(13,864)	(3,747)	2,551
Segment assets	2,937,701	1,377,432	2,431,726	786,218	(739,924)	6,793,153

	March 31, 2002
	(In thousands)

	Retail	Mortgage				Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 68,459	$ 21,512	$ 26,898	$ 16,097	$ (14,261)	$ 118,705
Intersegment revenue	743	-	-	62	(805)	-
Interest income	58,688	19,836	17,742	-	(721)	95,545
Interest expense	16,505	5,904	19,155	-	(721)	40,843
Depreciation and amortization	1,814	689	22	3,072	-	5,597
Segment income before provision for income tax	15,810	13,038	6,760	(3,604)	(13,457)	18,547
Segment assets	3,311,847	1,140,750	3,113,883	880,218	(658,506)	7,788,192

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

	March 31,
	2003	2002
	(In thousands)
Revenues-
Total revenues for reportable segments	$ 94,886	$ 116,869
Other revenues	7,183	16,097
Elimination of intersegment revenues	(4,993)	(14,261)
Total consolidated revenues	$ 97,076	$ 118,705

Profit or loss-
Total profit or loss of reportable segments	$ 20,162	$ 35,608
Other profit or loss	(13,864)	(3,604)
Intersegment profits	(3,747)	(13,457)
Consolidated income before tax	$ 2,551	$ 18,547

Assets-
Total assets for reportable segments	$ 6,746,859	$ 7,566,480
Assets not attributed to segments	786,218	880,218
Elimination of intercompany assets	(739,924)	(658,506)
Total consolidated assets	$ 6,793,153	$ 7,788,192

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SANTANDER BANCORP
Selected Financial Data
	For the quarter ended
(Dollars in thousands, except per share data)	March 31,
	2003	2002
CONDENSED INCOME STATEMENTS
Interest income	$ 78,803	$ 95,545
Interest expense	35,168	40,843
Net interest income	43,635	54,702
Gain on sale of securities	4,669	8,141
Gain on sale of mortgage servicing rights	125	123
Other income	13,479	14,896
Operating expenses	47,292	47,343
Provision for loan losses	12,065	11,972
Income tax	(611)	4,629
Net income	$ 3,162	$ 13,918
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008
End of period	2,610,008	2,610,008
Cash Dividend per Share	$ 0.44	$ 0.44
PER COMMON SHARE DATA
Net income (1)	$ 0.05	$ 0.30
Book value (1)	$ 11.98	$ 12.47
Outstanding shares (1):
Average	42,258,960	43,290,204
End of period	42,398,954	43,269,514
Cash Dividend per Share	$ 0.11	$ 0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	3,809,112	4,339,760
Allowance for loan losses	60,989	55,435
Earning assets	6,111,592	6,560,599
Total assets	6,441,849	6,883,423
Deposits	3,804,612	4,184,251
Borrowings	1,953,170	1,987,943
Preferred equity	65,250	65,250
Common equity	509,140	534,449
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	4,040,950	4,244,163
Allowance for loan losses	58,967	53,027
Earning assets	6,660,894	7,543,979
Total assets	6,793,153	7,788,192
Deposits	4,054,729	4,431,336
Borrowings	2,049,784	2,637,602
Preferred equity	65,250	65,250
Common equity	508,064	539,386
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis	3.19%	3.57%
Efficiency ratio (2)	76.74%	65.08%
Return on average total assets (on an annualized basis)	0.20%	0.82%
Return on average common equity (on an annualized basis)	1.61%	9.69%
Average net loans/average total deposits	100.12%	103.72%
Average earning assets/average total assets	94.87%	95.31%
Average stockholders' equity/average assets	8.92%	8.71%
Fee income to average assets (annualized)	0.64%	0.61%
Capital:
Tier I capital to risk-adjusted assets	12.39%	11.56%
Total capital to risk-adjusted assets	13.64%	12.60%
Leverage Ratio	8.65%	8.56%
Asset quality:
Nonperforming loans to total loans	2.88%	2.45%
Annualized net charge-offs to average loans	1.16%	1.09%
Allowance for loan losses to period-end loans	1.44%	1.23%
Allowance for loan losses to nonperforming loans	49.94%	50.31%
Allowance for loan losses to nonperforming loans plus
accruing loans past-due 90 days or more	48.89%	48.77%
Nonperforming assets to total assets	2.00%	1.42%
Recoveries to charge-offs	18.96%	25.09%

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

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Corporation's critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation's Form 10-K for the year ended December 31, 2002.

Results of Operations for the Quarter Ended March 31, 2003

Santander BanCorp is the bank holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank).

Santander BanCorp (the Corporation) reported net income of $3.2 million for the first quarter of 2003, compared with $13.9 million for the same period in 2002. Earnings per common share ("EPS") for the first quarter of 2003 were $0.05, based on 42,258,960 average shares. Earnings per common share for the first quarter of 2002 were $0.30, based on 43,290,204 average shares outstanding, after giving retroactive effect to the stock dividend declared on June 17, 2002. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the three-month period ended March 31, 2003 were 0.20 % and 1.61%, respectively, compared with 0.82% and 9.69% reported during the first three- month period of 2002.

Results of operations for the first quarter of 2003 show an improvement over fourth quarter 2002 results of operations due in part to management changes and renewed focus and commitment of the management team to regaining profitability and market share during 2003.

Net Interest Income

The Corporation's net interest income for the three-month period ended March 31, 2003 reached $43.6 million, a decrease of 20.2 % over $54.7 for the same period in 2002. The decrease was due to the lower volume of average earning assets coupled with a decrease in the yield of earning assets. These reductions were partially offset by decreases in the cost of funds and in average interest bearing liabilities. Average interest-earning assets for the quarter ended March 31, 2003 decreased by 6.8% when compared to the same quarter of 2002, principally as a result of a significant increase in average investment securities of $281.1 million during the first quarter of 2003 compared to the same period in 2002. During the first quarter of 2002 the Corporation sold $552.2 million of investment securities available for sale. This increase was fully offset by a reduction in average net loans of $530.6 million in 2003 when compared to the same period in 2002. Average interest bearing liabilities also reflected a decrease of 7.4% to $5.1 billion in 2003 from $5.5 billion in 2002.

The net interest margin on a tax-equivalent basis decreased from 3.57% for the quarter ended March 31, 2002 to 3.19% for the quarter ended March 31, 2003. This decrease was primarily due to a decrease in the yield on earning assets as well as a decrease in earning assets. These decreases were partially offset by decreases in the cost of funds and in the cost of funding earning assets, and a decrease in the average balance of interest bearing liabilities as a result of the Corporation's positioning with respect to its interest rate gap.

The table on page 34, Quarter to Date Average Balance Sheet and Summary of Net Interest Income Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the first quarters of 2003 and 2002. The table on Interest Variance Analysis - Tax Equivalent Basis on page 23, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2003 compared with the first quarter of 2002.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $4.4 million and $3.0 million for the quarters ended March 31, 2003 and 2002, respectively.

Interest Income

The Corporation's interest income on a tax equivalent basis decreased $15.4 million, or 15.6% to $83.2 million for the quarter ended March 31, 2003 from $98.6 million for the quarter ended March 31, 2002. The decrease was attributed to a decrease of $4.0 million in the volume of the Corporation's interest earning assets, together with a decrease in the yield of such assets of $11.4 million. These decreases were only partially offset by a decrease in the volume of average interest bearing liabilities of $3.2 million and in the cost of such liabilities of $2.5 million.

Average interest earning assets had a decrease of 6.8% for the quarter ended March 31, 2003 when compared to the first quarter of 2002. There was an increase in average investment securities of 15.4% or $281.1 million for the first quarter of 2003 compared to the same period in 2002. This increase was partially offset by a reduction in average balance of loans of $530.6 million.

The average yield on earning assets decreased from 6.09% for the quarter ended March 31, 2002 to 5.52% for the quarter ended March 31, 2003. This decrease was due primarily to the decrease in average net interest rates.

Interest Expense

The Corporation's interest expense for the quarter ended March 31, 2003 decreased 13.9% to $35.2 from $40.8 million for the quarter ended March 31, 2002. The decrease in interest expense was attributed to a $3.2 million decrease in the volume of interest bearing liabilities and a $2.5 million decrease in cost of funds. There was a decrease of 10.6% in the average balance of interest bearing deposits during the first quarter of 2003 compared to the same period in 2002. The average cost of interest bearing liabilities also reflected a decrease of 21 basis points to 2.78% for the quarter ended March 31, 2003 compared to 2.99% for the same period in 2002. This decrease is related to the decrease in market rates.

Average borrowings, including term and subordinated notes, reflected a decrease of $34.8 million during the quarter ended March 31, 2003 when compared to same period in 2002. In addition, average time deposits and savings and NOW accounts reflected a decrease of $376.0 million. The shift in deposits from time deposits to savings and NOW accounts, which together with the reduction in higher cost borrowings, had a favorable impact on the Corporation's results of operations during the first quarter of 2003.

The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
Tax Equivalent Basis

	Quarter ended March 31, 2003
	Compared to the quarter ended
	March 31, 2002
	Increase (Decrease) Due to Change In:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Federal funds purchased and
securities purchased under
agreements to resell	$ (676)	$ (329)	$ (1,005)
Time deposits with other banks	(31)	(93)	(124)
Investment securities	5,762	(2,096)	3,666
Loans, net	(9,059)	(8,858)	(17,917)
Total Interest Income	(4,004)	(11,376)	(15,380)
Interest Expense:
Savings and NOW accounts	930	(1,347)	(417)
Other time deposits	(3,646)	(713)	(4,359)
Borrowings	90	(315)	(225)
Long-term borrowings	(574)	(100)	(674)
Total Interest expense	(3,200)	(2,475)	(5,675)
Net Interest Income	$ (804)	$ (8,901)	$ (9,705)

Allowance for Loan Losses

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

ALLOWANCE FOR LOAN LOSSES
	For the quarters ended
	March 31,
	2003	2002
	(In thousands)

Balance at beginning of year	$ 57,956	$ 52,857
Provision for loan losses	12,065	11,972
	70,021	64,829
Losses charged to the allowance:
Commercial	2,562	4,230
Consumer	11,079	11,525
	13,641	15,755
Recoveries:
Commercial	1,417	999
Construction	-	2
Consumer	1,170	2,952
	2,587	3,953
Net loans charged-off	11,054	11,802
Balance at end of period	$ 58,967	$ 53,027

Ratios:
Allowance for loan losses to period-end loans	1.44%	1.23%
Recoveries to charge-offs	18.96%	25.09%
Annualized net charge-offs to average loans	1.16%	1.09%

The Corporation's allowance for loan losses was $59.0 million or 1.44% of loan balances, at March 31, 2003 compared to $58.0 million, or 1.50% of loan balances at December 31, 2002. The decrease in this ratio was partially due to the acquisition of a mortgage loan portfolio of $236 million at the end of the quarter as well as to the lower provision for loan losses resulting from the improvement in nonperforming loans. The coverage ratio (allowance for loan losses to nonperforming loans) was 49.94% at March 31, 2003, from 46.95% at December 31, 2002. Net charge-offs of $11.1 million for the quarter ended March 31, 2003 were offset by a provision for loan losses of $12.1million. The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2003 increased to 1.16% from 1.09% for the same period in 2002. Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

The allowance for loan losses is affected by consumer loans originated in previous years under less stringent credit criteria. Although consumer loan charge-offs remain high, there was a slight reduction of $0.5 million in consumer charge-offs for the three-month period ended March 31, 2003 when compared to the same period in 2002.

Other Income

Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities, gain on sale of mortgage servicing rights, certain gains and losses and certain other income.

The following table sets forth the components of the Corporation's other income for the periods indicated:

OTHER INCOME

	For the quarters ended
	March 31,
	2003	2002
	(In thousands)

Service fees on deposit accounts	$ 3,561	$ 3,835
Other service fees:
Credit card fees	2,936	3,439
Mortgage servicing fees	690	318
Trust fees	859	612
Other fees	2,185	2,230
Gain on sale of securities, net	4,669	8,141
Gain on sale of mortgage servicing rights	125	123
Gain (loss) on derivatives	92	(231)
Other gains, net	753	2,189
Other	2,403	2,504
	$ 18,273	$ 23,160

The Corporation's other income for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 reflected a decrease of $4.9 million or 21.1%. The decrease in other income for the first quarter of 2003 when compared with the first quarter of 2002 was principally due to a decrease in the gain on sale of securities of $3.5 million. The decrease in other gains of $1.4 million is principally due to a decrease of $0.9 million in gains on mortgage servicing rights retained on mortgage loans sold during 2003 compared to 2002 and the decrease of $1.0 million in gain on trading securities. These decreases were partially offset by an increase of $0.2 million on the gain on sale of repossessed assets. Service fees on deposit accounts for the first quarter decreased as a result of the decrease in average overdrafts and non-sufficient funds check fees. The decrease in "Other" is principally due to the decrease in rentals of point of sale terminals and in lower technical assistance fees charged to affiliates. These decreases were partially offset by increases in mortgage servicing and trust fees.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

Other Operating Expenses

	For the quarters ended
	March 31,
	2003	2002
	(In thousands)

Salaries	$ 11,378	$ 12,155
Pension and other benefits	7,511	7,380
Total personnel costs	18,889	19,535

Equipment expenses	2,219	3,102
Professional fees	2,615	1,843
Occupancy costs	3,225	3,330
EDP Servicing Expense	4,331	4,496
Communications	1,501	1,494
Business promotion	1,672	1,673
Other taxes	2,463	2,867
Amortization of intangibles	1,400	1,708
Printing and supplies	419	404
Other operating expenses:
Examinations & FDIC assessment	465	500
Transportation and travel	300	253
All other	7,793	6,138
Other Operating Expenses	28,403	27,808
Total Operating Expenses	$ 47,292	$ 47,343

For the quarter ended March 31, 2003, the Corporation's efficiency ratio on a tax equivalent basis reached a level of 76.74% compared to 65.08% for the same period in 2002, mainly as a result of a decrease in net interest income on a tax equivalent basis.

There was a $0.6 million decrease in personnel costs for the quarter ended March 31, 2003 compared to the same period in 2002. The reduction was due to a decrease in salaries of $0.8 million as result of a reduction in personnel of approximately 199 employees. The increase reflected in pension and other benefits were specifically due to increases in hospitalization insurance of $0.2 million, commissions of $0.2 million and recruiting expenses of $0.2 million. These increases were partially offset by decreases in social security expense and vacations.

Other operating expenses increased $0.6 million for the quarter ended March 31, 2003 compared to the same period in 2002. This increase was mainly due to increases in professional fees and "All Other". The increase of $1.6 million in "All Other" is due to higher software amortization expense of $1.2 million due to increased depreciation costs of new information systems installed in 2002. There was also an increase of $1.6 million for an allowance for disposal costs of repossessed assets. These increases were partially offset by a decrease in credit card expense due to operational changes in the processing of the portfolio, which is now processed internally.

The increases in operating expenses were partially offset by decreases in equipment expenses, occupancy costs and other taxes, as a result of the Corporation's strict cost control program.

Provision for Income Tax

The income tax benefit amounted to $0.6 million for the quarter ended March 31, 2003. This tax benefit was composed of a deferred tax benefit of $0.3 million and a current tax provision of $0.3 million compared to a deferred tax benefit of $0.6 million and a current tax provision of $5.2 million for the first quarter of 2002. The decrease in the provision for income tax is due to the lower pretax earnings in 2003.

FINANCIAL POSITION MARCH 31, 2003

Assets

The Corporation's assets reached $6.8 billion as of March 31, 2003, a 3.9% decrease when compared to total assets of $7.1 billion at December 31, 2002. This decrease was principally a result of a decrease in the investment portfolio of $497.8 million. This decrease was partially offset by an increase in net loans, including loans held for sale of $246.0 million.

The composition of the loan portfolio including loans held for sale was as follows:

	March 31,	December 31,	Increase
	2003	2002	(Decrease)
	(In thousands)
Commercial, industrial and
agricultural	$ 1,949,036	$ 1,954,256	$ (5,220)
Construction	302,127	309,505	(7,378)
Consumer	493,776	530,525	(36,749)
Mortgage	1,354,978	1,058,597	296,381
Gross Loans	4,099,917	3,852,883	247,034
Allowance for loan losses	(58,967)	(57,956)	1,011
Net Loans	$ 4,040,950	$ 3,794,927	$ 246,023

Net loans, including loans held for sale, at March 31, 2003 were $4.0 billion, reflecting an increase in the loan portfolio of $246.0 million when compared to $3.8 million at December 31, 2002. This increase was principally a result of the purchase of a mortgage loan portfolio of $236 million during the first quarter of 2003.

The Corporation continues to focus its efforts on recapturing market share with a strong emphasis on commercial lending. Consumer lending will also continue to be a focus of growth for the Corporation. There will be a strong focus on providing quality products to customers designed to meet their personal and business needs, while maintaining a strict underwriting criteria. This strict underwriting criteria and strong collection efforts are expected to have a favorable impact on nonperforming assets.

Nonperforming Assets and Past Due Loans

As of March 31, 2003, the Corporation's total nonperforming assets and past due loans decreased to $138.6 million or 3.4% of total loans from $144.9 million or 3.8% of total loans as of December 31, 2002. The decrease in nonperforming assets and past due loans was reflected primarily in the mortgage loan portfolio. Nonperforming loans (excluding other real estate owned) at March 31, 2003 decreased to $118.1 million or 2.9% of total loans from $123.4 million or 3.2% of total loans at December 31, 2002. Accruing loans past-due 90 days or more, at March 31, 2003 decreased $1.4 million from $3.9 million at December 31, 2002. The level of nonperforming loans to total loans at March 31, 2003 stands at 2.88% compared to 3.20% at December 31, 2002. As of March 31, 2003 the coverage ratio (allowance for loan losses to total nonperforming loans) reached 49.94%.

From time to time, the Corporation sells certain nonperforming loans to Crefisa, Inc. ("Crefisa"), an affiliate of the Corporation, at fair value. Such sales amounted to $11.9 million during the first quarter of 2003.

The Corporation continuously monitors nonperforming assets and has deployed additional resources to manage the nonperforming loan portfolio.

Nonperforming Assets and Past Due Loans

	March 31,	December 31,
	2003	2002
	(Dollars in thousands)

Commercial, Industrial, Construction, and
Lease Financing	$ 37,385	$ 33,192
Agricultural	7,923	6,289
Mortgage	57,069	68,027
Consumer	15,703	15,930
Total Repossessed Assets	17,943	17,563
Total	$ 136,023	$ 141,001

Accruing loans past-due 90 days or more	$ 2,529	$ 3,928

Nonperforming loans to total loans	2.88%	3.20%
Nonperforming assets plus accruing loans
past due 90 days or more to total loans	3.38%	3.76%
Nonperforming assets to total assets	2.00%	2.00%

Liabilities

As of March 31, 2003, total liabilities reached $6.2 billion, a decrease of $268.0 million over the December 31, 2002 balance. This decrease in total liabilities was principally due to decreases in deposits of $464.9 and federal funds purchased and other borrowings of $21.3 million. These decreases were partially offset by increases in securities sold under agreements to repurchase of $20.5 million and commercial paper issued of $209.8 million.

Deposits

At March 31, 2003, total deposits were $4.1 billion, reflecting a decrease of $464.9 million or 10.3% over December 31, 2002. Average interest bearing deposits for the quarter ended March 31, 2003 were $3.2 billion, a decrease of 10.6% over same period in 2002. The Corporation continues its efforts to increase its deposit base by implementing a direct marketing campaign to maximize the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholders' equity was $573.3 million or 8.4% of total assets at March 31, 2003, compared to $577.3 million or 8.2% of total assets at December 31, 2002. This decrease in stockholders' equity was mainly due to the acquisition of treasury stock and the dividends declared and paid.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 7th, 2003 and expects to continue to pay quarterly dividends.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares. The earnings per share computations for the quarter ended March 31, 2002, presented in the accompanying unaudited financial statements, have been retroactively adjusted to reflect this stock dividend.

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

As of March 31, 2003, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2003 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2003 were 12.39% and 13.64%, respectively and the leverage ratio was 8.65%.

The Corporation adopted and implemented various Stock Repurchase programs in May 2000, December 2000 and June 2002. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. As of March 31, 2003, a total of 4,011,260 common shares amounting to $67.6 million had been repurchased under these plans.

The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation's common stock.

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

Derivative Financial Instruments:

The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets (including investment securities) and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, given levels of interest rate risk consistent with the Corporation's business strategies. The Corporation uses derivative financial instruments principally for hedging purposes.

To achieve its risk management objectives, the Corporation uses a combination of derivative financial instruments, including interest rate swaps, caps, forward contracts and options. The Corporation is exposed to credit losses in the event of nonperformance by counterparties in certain derivative instruments. However, based on the periodic assessment of counterparties' credit worthiness, the Corporation does not anticipate nonperformance by such counterparties.

As of March 31, 2003, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the period ended March 31, 2003	Other Comprehensive Income (Loss)* for the period ended March 31, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,021)	$ -	$ 460
FAIR VALUE HEDGES
Interest rate swaps	284,366	(1,545)	(22)	-
OTHER DERIVATIVES
Options	11,650	116	(56)	-
Embedded options on
stock indexed deposits	(11,096)	(116)	54	-
Forward foreign currency
exchange contracts	6,335	2	-	-
Interest rate caps	20,365	(266)	(8)	-
Customer interest rate caps	(20,365)	266	29	-
Interest Rate Swaps -customer	108,670	1,660	215
Interest Rate Swaps	108,670	(1,191)	(120)
			$ 92	$ 460
*Net of tax

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	-
OTHER DERIVATIVES
Options	11,650	172	(814)	-
Embedded options on
stock-indexed deposits	(11,096)	170	1,978	-
Forward foreign currency
exchange contracts	5,841	2	-	1
Interest rate caps	18,856	(248)	(304)	-
Customer interest rate caps	(18,856)	248	464	-
Customer Interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. As of March 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.1 million of which the Corporation expects to reclassify into earnings $2.7 million, net of tax, during the next nine months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to hedge the rollover of a series of fixed-rate short-term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of March 31, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $284.4 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.39% and 4.91%, respectively. As of March 31, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $279.1 million and a $3.8 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the quarter ended March 31, 2003, the Corporation recognized a loss of approximately $22,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

As of December 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $332.7 million, maturing through the year 2022. The weighted average rate paid and received on these contracts is 1.61% and 5.09%, respectively. As of December 31, 2002, the Corporation had retail fixed rate certificates of deposit amounting to approximately $327.5 million and a $3.9 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2002, the Corporation recognized a loss of approximately $393,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of the Corporation's fair value hedges were cancelled, resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the quarter ended March 31, 2003, a gain of approximately $54,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $56,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of March 31, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,335,000. As of March 31, 2003, the total amount, net of tax, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,246. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under the same terms and conditions. For the quarter ended March 31, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $116,000 and $434,000, respectively, on these transactions.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2003			March 31, 2002
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-bearing deposits	$ 74,791	$ 150	0.81%	$ 85,601	$ 274	1.30%
Federal funds sold and securities purchased
under agreements to resell	123,746	390	1.28%	312,433	1,395	1.81%
Total interest bearing deposits	198,537	540	1.10%	398,034	1,669	1.70%

U.S.Treasury securities	125,713	377	1.22%	515,926	2,266	1.78%
Obligations of other U.S. Government
agencies and corporations	1,723,480	18,061	4.25%	791,123	9,317	4.78%
Obligations of the Commonwealth of
Puerto Rico and political subdivisions	40,014	841	8.52%	24,984	723	11.74%
Collateralized mortgage obligations and
mortgage-backed securities	185,377	1,995	4.36%	419,568	4,890	4.73%
Other	29,359	443	6.12%	71,204	855	4.87%
Total investment securities	2,103,943	21,717	4.19%	1,822,805	18,051	4.02%

Loans (net of unearned income)	3,809,112	60,937	6.49%	4,339,760	78,854	7.37%

Total interest earning assets/ interest income	6,111,592	83,194	5.52%	6,560,599	98,574	6.09%

Total non-interest earning assets	330,257			322,824

Total assets	$ 6,441,849			$6,883,423

Savings and NOW accounts	$ 1,810,937	7,520	1.68%	$1,608,438	7,937	2.00%
Other time deposits	1,369,929	8,547	2.53%	1,948,439	12,906	2.69%
Borrowings	1,648,251	15,172	3.73%	1,638,591	15,397	3.81%
Term notes	304,919	3,929	5.23%	329,352	4,378	5.39%
Subordinated notes	-	-	-	20,000	225	4.56%
Total interest bearing liabilities/interest expense	5,134,036	35,168	2.78%	5,544,820	40,843	2.99%
Total non-interest bearing liabilities	733,423			738,904
Total liabilities	5,867,459			6,283,724
Stockholders' equity	574,390			599,699
Total liabilities and stockholders' equity	$ 6,441,849			$6,883,423
Net interest income		$ 48,026			$ 57,731
Cost of funding earning assets			2.33%			2.52%
Net interest margin			3.19%			3.57%

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk and Interest Rate Sensitivity

A key component of the Corporation's asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity, which means that a decrease in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. The Corporation is experiencing a slightly negative gap for the period up to one year.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at March 31, 2003 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.
	As of March 31, 2003
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:	(In thousands)
Investment Portfolio	$ 195,837	$ 9,732	$ 688,435	$ 945,616	$ 10,614	$ -	$ 20,000	$1,870,234
Deposits in Other Banks	540,132	-	-	-	-	-	109,512	649,644
Loan Portfolio
Commercial	1,245,851	191,944	163,798	149,906	99,295	8,932	89,310	1,949,036
Construction	222,154	3,483	9,276	11,491	30,389	17,971	7,363	302,127
Consumer	142,919	83,401	169,529	78,404	13,175	114	6,234	493,776
Mortgage	44,101	149,169	447,931	345,173	351,844	(3)	16,763	1,354,978
Fixed and Other Assets	-	-	-	-	-	-	173,358	173,358
Total Assets	2,390,994	437,729	1,478,969	1,530,590	505,317	27,014	422,540	6,793,153

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	(249,798)	-	-	-	-	-	-	(249,798)
Repurchase Agreements	(195,486)	(100,000)	(350,000)	(425,006)	(200,000)	-	-	(1,270,492)
Federal Funds	(224,700)	-	-	-	-	-	-	(224,700)
Deposits
Certificates of Deposit	(907,656)	(294,363)	(167,074)	(87,441)	(105,996)	(10,937)	(984)	(1,574,451)
Demand Deposits and Savings Accounts	(249,205)	(381,457)	(462,113)	(718,149)	-	-	(7,822)	(1,818,746)
Transactional Accounts	(290,260)	-	-	(371,272)	-	-	-	(661,532)
Senior and Subordinated Debt	(96,600)	(65,000)	(50,000)	-	-	(93,194)	-	(304,794)
Other Liabilities and Capital	-	-	-	-	-	-	(688,640)	(688,640)
Total Liabilities and Capital	(2,213,705)	(840,820)	(1,029,187)	(1,601,868)	(305,996)	(104,131)	(697,446)	(6,793,153)
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	226,723	88,074	31,334	91,823	163,212	540	-	601,706
Interest Rate Swaps (Liabilities)	(353,658)	(43,074)	(97,753)	(45,469)	(61,212)	(540)	-	(601,706)
Cap's (Assets)	20,365	-	-	20,365	-	-	-	40,730
Cap's Final Maturity (Liabilities)	(20,365)	-	-	(20,365)	-	-	-	(40,730)
Positive (Negative) GAP	50,354	(358,091)	383,363	(24,924)	301,321	(77,117)	(274,906)	-
Cumulative GAP	$ 50,354	$(307,737)	$ 75,626	$ 50,702	$ 352,023	$ 274,906	$ -	$ -

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

Risk management policy and procedures establish a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates. As of March 31, 2003, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $6.0 million which represents a 2.85% decrease in net interest income, which is below the established 5.0% loss limit. The Corporation has also established a risk tolerance limit of 9% for net interest income in a scenario of a 200 basis points (2.0%) increase in market rates. As of March 31, 2003, it was determined that the Corporation had a potential loss in net interest income of approximately $9.6 million, which represents a 4.55% decrease in net interest income, which is below the established 9% loss limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2003 the Corporation had $1.9 billion in unsecured lines of credit ($1.5 billion available) and $3.9 billion in collateralized lines of credit with banks and financial entities ($2.5 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2003, the Corporation had a liquidity ratio of 19.63%. At March 31, 2003, the Corporation had total available liquid assets of $1.2 billion. The Corporation believes it has sufficient liquidity to meet current obligations.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Corporation's management, including the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer) concluded that the design and operation of these disclosures controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer (as the Corporation's principal financial officer) completed their evaluation.

PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation.

ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
A.	Exhibit No.	Exhibit Description	Reference
	(2)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
		Santander Bancorp	a.
	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
		Central Hispano, S.A.	b.
	(3.1)	Articles of Incorporation	c.
	(3.2)	Bylaws	d.
	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
		Monthly Income Preferred Stock, Series A	e.
	(4.2)	Offering Circular for $25,000,000 AFICA Loan Program	f.
	(4.3)	Bank Notes Program and Distribution Agreement	g.
	(4.4)	Offering Circular for $26,000,000 AFICA Loan Program	h.
	(4.5)	Offering Circular for $25,000,000 AFICA Loan Program	i.
	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander
		Puerto Rico	j.
	(10.2)	Deferred Compensation Contract - Benito Cantalapiedra	k.
	(10.3)	Deferred Compensation Contract - María Calero	l.
	(10.4)	Employment Contract - Carlos García	m.
	(10.5)	Employment Contract - Roberto Córdova	n.
	(10.6)	Employment Contract - Rafael Saldaña	o.

	a.	Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
	b.	Incorporated by reference to Exhibit (2.1) of the 2000 10K
	c.	Incorporated by reference to Exhibit (3.1) of the 1998 form 10K
	d.	Incorporated by reference to Exhibit (3.2) of the 1998 form 10K
	e.	Incorporated by reference to Exhibit (4.1) of the 1998 form 10K
	f.	Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
	g.	Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
	h.	Incorporated by reference to Exhibit (4.4) of the 2000 10K
	i.	Incorporated by reference to Exhibit (4.5) of the 2001 10K
	j.	Incorporated by reference to Exhibit (10.1) of the 2002 10K
	k.	Incorporated by reference to Exhibit (10.2) of the 2002 10K
	l.	Incorporated by reference to Exhibit (10.3) of the 2002 10K
	m.	Incorporated by reference to Exhibit (10.4) of the 2002 10K
	n.	Incorporated by reference to Exhibit (10.5) of the 2002 10K
	o.	Incorporated by reference to Exhibit (10.6) of the 2002 10K

B Reports on Form 8-K - The Corporation filed one report on Form 8-K during the quarter ended March 31, 2003.

  Items Reported - March 6, 2003

Item 5 -- Effective February 28, 2003, Mr. Richard Reiss and Ms. Carmen A. Culpeper resigned from the Board of Directors of Santander BanCorp (the "Corporation"). Mr. Reiss also resigned from the Board of Directors of Banco Santander Puerto Rico, the Corporation's banking subsidiary. On the aforementioned date, the Board of Directors of the Corporation and the Bank named Mr. Vicente Gregorio to the their respective Boards of Directors.

Item 7c - Exhibit 99.1 Press Release issued March 6, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Registrant

Date:	13-May-03	By:/s/ José Ramón González
President and Chief Executive Officer

Date:	13-May-03	By:/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, José Ramón González, certify that:

  I have reviewed this quarterly report on Form 10-Q of Santander BanCorp (the "Registrant");
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
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
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

Date:	13-May-03	By:/s/ José Ramón González
President and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Maria Calero, certify that:

  I have reviewed this quarterly report on Form 10-Q of Santander BanCorp (the "Registrant");
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
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
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

Date:	13-May-03	By:/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer