Form 10-Q
period 2003-06-30
SANTANDER BANCORP
filed 2003-08-14
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723
-------------------------------------------------------	--------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de Leon Avenue, Hato Rey, Puerto Rico	00917
-------------------------------------------------------	--------------------------------------------
(Address of principal executive offices)	(Zip Code)

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

Yes X No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Outstanding as of June 30, 2003

Common Stock, $2.50 par value	42,398,954

SANTANDER BANCORP

Forward Looking Statements. When used in this Form 10-Q or future filings by Santander BanCorp (the "Corporation") with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications,or in oral statements made with the approval of an authorized executive officer, the word or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - ITEM 1

FINANCIAL STATEMENTS

Santander BanCorp

Consolidated Balance Sheets (unaudited)

June 30, 2003 and December 31, 2002

(Dollars in thousands, except per share data)

ASSETS

	June 30, 2003	December 31, 2002
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 128,754	$ 98,302
Interest-bearing deposits	25,302	268,620
Federal funds sold and securities purchased under agreements to resell	255,700	263,500
Total cash and cash equivalents	409,756	630,422
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	600,056	389,342
Other investment securities available for sale	464,379	882,348
Total investment securities available for sale	1,064,435	1,271,690
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost:
Securities pledged that can be repledged	775,357	956,681
Other investment securities held to maturity	127,187	139,677
Total investment securities held to maturity	902,544	1,096,358
LOANS HELD FOR SALE, net	381,583	197,613
LOANS, net	3,604,763	3,597,314
PREMISES AND EQUIPMENT, net	60,556	63,198
ACCRUED INTEREST RECEIVABLE	32,152	41,110
GOODWILL	10,552	10,552
INTANGIBLE ASSETS	5,662	11,129
OTHER ASSETS	125,092	145,814
	$ 6,597,095	$ 7,065,200

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non-interest bearing	$ 687,538	$ 628,324
Interest bearing	3,077,729	3,891,338
Total deposits	3,765,267	4,519,662
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	392,320	245,960
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,287,087	1,250,039
COMMERCIAL PAPER ISSUED	174,775	39,991
TERM NOTES	258,036	307,464
ACCRUED INTEREST PAYABLE	20,382	25,050
OTHER LIABILITIES	128,284	99,706
	6,026,151	6,487,872
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized;
2,610,008 shares issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 46,410,214 shares issued; 42,398,954 and 42,566,454 shares outstanding at June 30, 2003
and December 31, 2002, respectively	116,026	116,026
Capital paid in excess of par value	187,742	187,742
Treasury stock at cost, 4,011,260 and 3,843,760 shares at June 30,2003
and December 31, 2002, respectively	(67,552)	(65,268)
Accumulated other comprehensive loss, net of taxes	(13,239)	(12,692)
Retained earnings-
Reserve fund	116,482	116,482
Undivided profits	166,235	169,788
Total stockholders' equity	570,944	577,328
	$ 6,597,095	$ 7,065,200

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Income (unaudited)

For the six-month periodS and the Quarters ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

	For the six-month periods ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$ 121,535	$ 153,256	$ 61,274	$ 75,436
Investment securities	34,795	36,146	16,794	20,090
Interest bearing deposits	276	488	125	214
Federal funds sold and securities purchased under
agreements to resell	956	2,131	566	736
Total interest income	157,562	192,021	78,759	96,476

INTEREST EXPENSE:
Deposits	30,135	42,502	14,069	21,659
Securities sold under agreements to repurchase
and other borrowings	37,875	38,558	18,774	18,783
Subordinated capital notes	-	278	-	53
Total interest expense	68,010	81,338	32,843	40,495

Net interest income	89,552	110,683	45,916	55,981

PROVISION FOR LOAN LOSSES	25,780	28,422	13,715	16,450

Net interest income after provision for loan losses	63,772	82,261	32,201	39,531

OTHER INCOME:
Service charges, fees and other	19,916	20,880	9,685	10,446
Gain on sale of securities	10,008	12,182	5,339	4,041
Gain on sale of mortgage servicing rights	185	290	60	167
Gain (loss) on derivatives	242	(1,749)	150	(1,518)
Other gains and losses	10,906	9,412	7,750	4,719
Total other income	41,257	41,015	22,984	17,855

OTHER OPERATING EXPENSES:
Salaries and employee benefits	33,235	34,537	16,924	16,878
Occupancy costs	6,522	6,581	3,297	3,251
Equipment expenses	4,511	6,067	2,293	2,965
Other operating expenses	51,694	48,726	26,156	25,474
Total other operating expenses	95,962	95,911	48,670	48,568

Income before provision for income tax	9,067	27,365	6,515	8,818

PROVISION FOR INCOME TAX	566	6,090	1,177	1,461

NET INCOME	8,501	21,275	5,338	7,357
DIVIDENDS TO PREFERRED SHAREHOLDERS	2,284	2,284	1,142	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 6,217	$ 18,991	$ 4,196	$ 6,215

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 0.15	$ 0.44	$ 0.10	$ 0.14

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

For the six-month period ended June 30, 2003 and the Year ended December 31, 2002

(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	116,026	106,212
Stock dividend distributed	-	9,814
Balance at end of period	116,026	116,026
Capital Paid in Excess of Par Value:
Balance at beginning of period	187,742	122,457
Stock dividend distributed	-	65,285
Balance at end of period	187,742	187,742
Treasury stock at cost:
Balance at beginning of period	(65,268)	(53,277)
Stock repurchased at cost	(2,284)	(11,991)
Balance at end of period	(67,552)	(65,268)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(12,692)	(11,347)
Unrealized net (loss) gain on investment securities available
for sale, net of tax	(355)	7,382
Unrealized net loss on cash flow hedges, net of tax	(192)	(180)
Minimum pension liability, net of tax	-	(8,547)
Balance at end of period	(13,239)	(12,692)
Reserve Fund:
Balance at beginning of period	116,482	114,418
Transfer from undivided profits	-	2,064
Balance at end of period	116,482	116,482
Undivided Profits:
Balance at beginning of period	169,788	248,300
Net income	8,501	20,906
Transfers	-	(2,064)
Deferred tax benefit amortization	(9)	(35)
Common stock cash dividends	(9,761)	(17,652)
Preferred stock cash dividends	(2,284)	(4,568)
Stock dividend distributed	-	(75,099)
Balance at end of period	166,235	169,788
Total stockholders' equity	$ 570,944	$ 577,328

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Comprehensive Income (Unaudited)

For the six-month periods and the Quarters ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

	For the six-month period ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Comprehensive income
Net income	$ 8,501	$ 21,275	$ 5,338	$ 7,357
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale, net of tax	1,509	2,426	(492)	2,018
Reclassification adjustment for (gains) and losses
included in net income, net of tax	(2,247)	2,532	(737)	26
Unrealized gains (losses) on investments securities transferred to the held to maturity category,
net of amortization	383	1,304	(17)	1,304
Unrealized gains (losses) on investment securities
available for sale, net of tax	(355)	6,262	(1,246)	3,348
Unrealized gains (losses) on cash flow hedges, net of tax	(192)	1,831	(652)	1,238
Reclassification adjustment for (gains) and losses
included in net income, net of tax	-	(992)	-	(2,537)
Unrealized gains (losses) on cash flow hedges, net of tax	(192)	839	(652)	(1,299)
Other comprehensive income (loss), net of tax	(547)	7,101	(1,898)	2,049
Comprehensive income	$ 7,954	$ 28,376	$ 3,440	$ 9,406

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Cash Flows (Unaudited)

For the six-month periodS ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

	June 30,	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,501	$ 21,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,428	12,016
Provision for loan losses	25,780	28,422
Gain on sale of securities	(10,008)	(12,182)
(Gain) loss on derivatives	(242)	1,749
Trading losses	-	859
Net premium amortization (discount accretion) on securities	2,546	(5,031)
Net premium amortization on loans	3,520	181
Purchases and originations of loans held for sale	(315,665)	(237,254)
Proceeds from sales of loans held for sale	127,079	96,463
Repayments of loans held for sale	126,019	116,858
Proceeds from sales of trading securities	-	146,681
Purchases of trading securities	-	(147,540)
Decrease (increase) in accrued interest receivable	8,958	(405)
Decrease (increase) in other assets	22,007	(34,312)
(Decrease) increase in accrued interest payable	(4,668)	9,594
Increase (decrease) in other liabilities	24,005	(6,598)
Total adjustments	21,759	(30,499)
Net cash provided by (used in) operating activities	30,260	(9,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	1,204,393	1,631,607
Proceeds from maturities of investment securities available for sale	2,184,753	4,264,950
Purchases of investment securities available for sale	(3,150,464)	(5,523,692)
Proceeds from maturities of investment securities held to maturity	150,334	371,704
Purchases of investment securities held to maturity	(20,678)	(1,309,096)
Repayment of securities and securities called	81,999	306,876
Payments on derivative transactions	-	(3,662)
Purchases of mortgage loans	(236,489)	(33,078)
Net decrease in loans	35,148	346,209
Capital expenditures	(1,371)	(1,701)
Net cash provided by investing activities	247,625	50,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(752,986)	40,386
Net increase (decrease) in federal funds purchased and other borrowings	146,360	(103,919)
Net increase in securities sold under agreements to repurchase	37,048	98,320
Net increase (decrease) in commercial paper issued	134,784	(174,293)
Net decrease in term notes	(49,428)	(6,398)
Payment of subordinated capital notes	-	(20,000)
Repurchase of common stock	(2,284)	(2,504)
Dividends paid	(12,045)	(10,950)
Net cash used in provided by financing activities	(498,551)	(179,358)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(220,666)	(138,465)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,422	1,146,727
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 409,756	$ 1,008,262

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERLY AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the "Corporation"), an 89% owned subsidiary of Santander Central Hispano, S.A. conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation's Annual Report on Form 10-K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of June 30, 2003 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2002. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Following is a summary of the Corporation's most significant accounting policies:

Nature of Operations and Use of Estimates

Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico. The Corporation also engages in mortgage banking and insurance agency services through its non-banking subsidiaries, Santander Mortgage Corporation and Santander Insurance Agency, respectively.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income distributable to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share were 42,124,029 and 43,280,799 for the quarters ended June 30, 2003 and 2002, respectively and 42,213,809 and 43,275,187 for the six-month periods ended June 30, 2003 and 2002, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2003 and 2002.

Recent Accounting Pronouncements that Affect the Corporation

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation's adoption of this statement did not have a material effect on its consolidated financial position and results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This Statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, and No. 142. In addition, SFAS No. 147 amends FASB Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The implementation of SFAS No. 147 did not have a material effect on the Corporation's consolidated results of operations or consolidated financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. The Adoption of FIN 46 is not expected to have a significant effect on the Corporation's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149) "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) , which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation's adoption of this statement is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150) "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the Statement as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation's adoption of this statement is not expected to have a material effect on its consolidated financial position or results of operations.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:
	June 30, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 266,596	$ 22	$ 8	$ 266,610	0.97%
After one year but within five years	119,320	38	140	119,218	1.92%
	385,916	60	148	385,828	1.26%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,048	-	-	35,048	1.02%
After one year but within five years	10,355	301	-	10,656	3.69%
After five years but within ten years	3,000	109	-	3,109	4.35%
	48,403	410	-	48,813	1.80%
Mortgage-backed securities:
Within one year	43,165	1,250	-	44,415	5.34%
Over ten years	584,707	1,674	1,002	585,379	4.09%
	627,872	2,924	1,002	629,794	4.09%
	$ 1,062,191	$ 3,394	$ 1,150	$1,064,435	4.18%

	December 31, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 496,741	$ 3	$ 14	$ 496,730	1.38%
After one year but within five years	722,563	3,873	14	726,422	2.12%
	1,219,304	3,876	28	1,223,152	1.86%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,052	-	7	35,045	1.37%
After one year but within five years	7,385	92	-	7,477	3.53%
After five years but within ten years	5,970	46		6,016	4.23%
	48,407	138	7	48,538	2.05%
	$ 1,267,711	$ 4,014	$ 35	$1,271,690	1.82%

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

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:

	June 30, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 2,003	$ -	$ -	$ 2,003	0.99%
After one year but within five years	783,433	78,366	-	861,799	5.04%
	785,436	78,366	-	863,802	5.03%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	3,533	8	-	3,541	4.60%
After one year but within five years	20,228	1,152	-	21,380	5.05%
After five years but within ten years	1,156	5	-	1,161	6.96%
Over ten years	8,666	352	-	9,018	6.44%
	33,583	1,517	-	35,100	5.43%

Mortgage-backed securities:
Within one year	7	-	-	7	8.73%
After one year but within five years	6,512	194	-	6,706	4.55%
After five years but within ten years	7,582	611	-	8,193	8.87%
Over ten years	37,568	571	4	38,135	2.86%
	51,669	1,376	4	53,041	3.97%

Foreign governments:
Within one year	50	-	-	50	7.20%
After one year but within five years	100	-	-	100	7.11%
	150	-	-	150	7.14%

Other securities	31,706	-	-	31,706	2.45%

	$ 902,544	$ 81,259	$ 4	$ 983,799	4.90%

	December 31, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 149,363	$ 88	$ -	$ 149,451	2.35%
After one year but within five years	782,892	67,276	-	850,168	5.04%
	932,255	67,364	-	999,619	5.04%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,104	19	-	4,123	4.79%
After one year but within five years	24,460	760	-	25,220	5.43%
After five years but within ten years	1,159	15	-	1,174	6.79%
Over ten years	11,294	273	-	11,567	6.40%
	41,017	1,067	-	42,084	5.68%

Mortgage-backed securities:
Within one year	13	-	-	13	10.47%
After one year but within five years	7,115	185	-	7,300	3.86%
After five years but within ten years	10,034	789	1	10,822	8.70%
Over ten years	79,474	1,389	38	80,825	3.91%
	96,636	2,363	39	98,960	4.40%

Foreign governments:
Within one year	50	-	-	50	6.20%
After one year but within five years	150	-	-	150	7.14%
	200	-	-	200	6.91%

Other securities	26,250	-	-	26,250	4.87%

	$1,096,358	$ 70,794	$ 39	$ 1,167,113	4.64%

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation's loan portfolio at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002
	(In thousands)

Commercial and industrial	$ 2,080,470	$ 1,971,800
Consumer	450,780	525,127
Construction	216,168	309,964
Mortgage	930,672	861,324
	3,678,090	3,668,215
Unearned income	(11,341)	(12,945)
Allowance for loan losses	(61,986)	(57,956)
	$ 3,604,763	$ 3,597,314

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:
	For the six-months ended		For the quarters ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)

Balance at beginning of period	$ 57,956	$ 52,857	$ 58,967	$ 53,027
Provision for loan losses	25,780	28,422	13,715	16,450
	83,736	81,279	72,682	69,477
Losses charged to the allowance:
Commercial	5,538	11,421	2,976	7,191
Construction	499	-	499	-
Consumer	20,053	23,285	8,974	11,760
	26,090	34,706	12,449	18,951
Recoveries:
Commercial	2,054	2,306	637	1,307
Construction	-	8	-	6
Consumer	2,286	4,372	1,116	1,420
	4,340	6,686	1,753	2,733
Net loans charged-off	21,750	28,020	10,696	16,218
Balance at end of period	$ 61,986	$ 53,259	$ 61,986	$ 53,259

  Intangible Assets

The Corporation's other intangible assets are composed principally of mortgage servicing rights. The estimated aggregate amortization expense for each of the five succeeding years and thereafter of these intangible assets is the following:

Year	Amortization

2003	$ 1,003
2004	813
2005	709
2006	709
2007	691
Thereafter	1,738

Total	$ 5,662

7. Borrowings:

Following are summaries of borrowings as of and for the periods indicated:
June 30, 2003
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at period-end	$ 392,320	$ 1,287,087	$ 174,775
Average indebtedness outstanding during the period	$ 230,675	$ 1,314,988	$ 137,686
Maximum amount outstanding during the period	$ 492,608	$ 1,584,476	$ 250,000
Average interest rate for the period	1.31%	4.22%	1.37%
Average interest rate at period end	1.26%	4.31%	1.27%

December 31, 2002
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at year-end	$ 245,960	$ 1,250,039	$ 39,991
Average indebtedness outstanding during the year	$ 331,940	$ 904,012	$ 265,355
Maximum amount outstanding during the year	$ 817,000	$ 1,250,039	$ 724,009
Average interest rate for the year	1.87%	4.98%	1.90%
Average interest rate at year end	1.63%	4.44%	1.51%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:
	June 30,	December 31,
	2003	2002
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$ 167,320	$ 45,960
After thirty to ninety days	25,000	-
Over ninety days	200,000	200,000
Total	$ 392,320	$ 245,960
Securities sold under agreements to repurchase:
Within thirty days	$ 212,081	$ 175,033
Over ninety days	1,075,006	1,075,006
Total	$ 1,287,087	$ 1,250,039
Commercial paper issued:
Within thirty days	$ 49,958	$ 39,991
Over ninety days	124,817	-
Total	$ 174,775	$ 39,991

As of June 30, 2003 and December 31, 2002, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 21.37 months and 27.32 months, respectively.

As of June 30, 2003, securities sold under agreements to repurchase (classified by counterparty) were as follows:

		Fair Value	Weighted
	Balance of	of Underlying	Average Maturity
	Borrowings	Securities	in Months
	(In thousands)

Citigroup	$ 294,122	$ 317,056	23.24
Credit Suisse First Boston Corp.	300,000	330,352	34.74
Federal Home Loan Bank of New York	267,111	300,718	31.81
JP Morgan Securities, Inc.	125,000	148,324	24.00
Lehman Brothers, Inc.	260,193	314,071	101.29
Morgan Stanley DW, Inc.	20,361	20,275	0.23
Wachovia Securities LLC	20,300	20,275	0.23
	$1,287,087	$ 1,451,071

The following investment securities were sold under agreements to repurchase:
	June 30, 2003
	Amortized Cost		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 868,752	$ 810,239	$ 944,374	4.66%

Mortgage-backed Securities	506,661	476,848	506,697	4.17%
Total	$1,375,413	$1,287,087	$1,451,071	4.48%

	December 31, 2002
	Carrying Value		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$1,307,390	$1,211,340	$1,373,830	3.91%

Mortgage-backed Securities	38,632	38,699	39,173	3.81%
Total	$1,346,022	$1,250,039	$1,413,003	3.89%

8. Derivative Financial Instruments:

As of June 30, 2003, the Corporation had the following derivative financial instruments outstanding:

	Notional Value	Fair Value	Gain (Loss) for the period ended June 30, 2003	Other Comprehensive Income (Loss)* for the period ended June 30, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$(11,090)	$ -	$ (192)
FAIR VALUE HEDGES
Interest rate swaps	260,498	447	(16)	-
OTHER DERIVATIVES
Options	11,870	179	(17)	-
Embedded options on
stock indexed deposits	(11,441)	(178)	2	-
Forward foreign currency
exchange contracts	6,683	2	-	-
Interest rate caps and collars	32,018	(554)	38	-
Customer interest rate caps and collars	(32,018)	554	55	-
Interest rate swaps -customer	(121,093)	5,120	3,657	-
Interest rate swaps	121,093	(4,667)	(3,477)	-
			$ 242	$ (192)

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	-
OTHER DERIVATIVES
Options	11,650	172	(814)	-
Embedded options on
stock-indexed deposits	(11,096)	170	1,978	-
Forward foreign currency
exchange contracts	5,841	2	-	1
Interest rate caps	18,856	(248)	(304)	-
Customer interest rate caps	(18,856)	248	464	-
Customer interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. As of June 30, 2003, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $6.8 million of which the Corporation expects to reclassify into earnings $2.9 million, net of tax, during the next six months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to hedge the rollover of a series of fixed-rate short-term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of June 30, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $260.5 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.22% and 4.68%, respectively. As of June 30, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $255.5 million and a $3.7 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the six-month period ended June 30, 2003, the Corporation recognized a loss of approximately $16,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

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

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the six-month period ended June 30, 2003, a gain of approximately $2,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $17,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of June 30, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,683,000. As of June 30, 2003, the total amount, net of tax, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,246. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the six-month period ended June 30, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $273,000 and $434,000, respectively, on these transactions.

9. Contingencies and Commitments:

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

10. Segment Information:

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

The following presents financial information of reportable segments as of and for the six-month periods ended June 30, 2003 and 2002. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's department.

	June 30, 2003
	(In thousands)

	Retail	Mortgage				Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 103,865	$ 44,412	$ 46,235	$ 16,582	$ (12,275)	$ 198,819
Intersegment revenue	1,913	-	6	564	(2,483)	-
Interest income	86,028	37,411	36,030	36	(1,943)	157,562
Interest expense	22,979	8,304	38,647	23	(1,943)	68,010
Depreciation and amortization	3,263	683	101	8,381	-	12,428
Segment income before provision for income tax	9,842	31,929	4,671	(27,584)	(9,791)	9,067
Segment assets	2,943,503	1,371,666	2,217,954	820,195	(756,223)	6,597,095

	June 30, 2002
	(In thousands)

	Retail	Mortgage				Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 134,539	$ 44,484	$ 51,930	$ 26,782	$ (24,699)	$ 233,036
Intersegment revenue	1,424	-	6	216	(1,646)	-
Interest income	115,119	39,552	38,751	34	(1,435)	192,021
Interest expense	30,326	10,890	41,557	-	(1,435)	81,338
Depreciation and amortization	3,743	2,042	49	6,182	-	12,016
Segment income before provision for income tax	25,054	27,873	8,375	(10,884)	(23,053)	27,365
Segment assets	3,281,722	1,036,065	3,067,147	824,557	(704,436)	7,505,055

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

	June 30,	June 30,
	2003	2002
	(In thousands)
Revenues-
Total revenues for reportable segments	$ 194,512	$ 230,953
Other revenues	16,582	26,782
Elimination of intersegment revenues	(12,275)	(24,699)
Total consolidated revenues	$ 198,819	$ 233,036

Profit or loss-
Total profit or loss of reportable segments	$ 46,442	$ 61,302
Other profit or loss	(27,584)	(10,884)
Elimination of intersegment profits	(9,791)	(23,053)
Consolidated income before tax	$ 9,067	$ 27,365

Assets-
Total assets for reportable segments	$6,533,123	$ 7,384,934
Assets not attributed to segments	820,195	824,557
Elimination of intersegment assets	(756,223)	(704,436)
Total consolidated assets	$6,597,095	$ 7,505,055

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SANTANDER BANCORP
Selected Financial Data
	Six-month period ended		Quarter ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2003	2002	2003	2002
CONDENSED INCOME STATEMENTS
Interest income	$ 157,562	$ 192,021	$ 78,759	$ 96,476
Interest expense	68,010	81,338	32,843	40,495
Net interest income	89,552	110,683	45,916	55,981
Gain on sale of securities	10,008	12,182	5,339	4,041
Gain on sale of mortgage servicing rights	185	290	60	167
Other income	31,064	28,543	17,585	13,647
Operating expenses	95,962	95,911	48,670	48,568
Provision for loan losses	25,780	28,422	13,715	16,450
Income tax	566	6,090	1,177	1,461
Net income	$ 8,501	$ 21,275	$ 5,338	$ 7,357
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 0.88	$ 0.88	$ 0.44	$ 0.44
PER COMMON SHARE DATA
Net income	$ 0.15	$ 0.44	$ 0.10	$ 0.14
Book value	$ 11.93	$ 12.54	$ 11.93	$ 12.54
Outstanding shares :
Average	42,213,809	43,275,187	42,124,029	43,280,799
End of period	42,398,954	43,184,990	42,398,954	43,184,990
Cash Dividend per Share	$ 0.22	0.22	$ 0.11	$ 0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	3,917,561	4,275,390	4,024,819	4,211,728
Allowance for loan losses	61,956	55,962	62,911	56,460
Earning assets	6,081,768	6,551,323	6,052,271	6,542,149
Total assets	6,404,410	6,876,971	6,367,776	6,870,590
Deposits	3,726,080	4,186,644	3,660,140	4,189,011
Borrowings	1,982,234	1,967,940	2,010,978	1,948,158
Preferred equity	65,250	65,250	65,250	65,250
Common equity	506,575	544,340	504,038	554,122
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	3,986,346	4,071,149	3,986,346	4,071,149
Allowance for loan losses	61,986	53,259	61,986	53,259
Earning assets	6,363,081	7,252,494	6,363,081	7,252,494
Total assets	6,597,095	7,505,055	6,597,095	7,505,055
Deposits	3,765,267	4,830,918	3,765,267	4,830,918
Borrowings	2,112,218	1,954,346	2,112,218	1,954,346
Preferred equity	65,250	65,250	65,250	65,250
Common equity	505,694	541,659	505,694	541,659
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis	3.23%	3.62%	3.28%	3.68%
Efficiency ratio (1)	74.55%	65.45%	72.54%	65.83%
Return on average total assets (on an annualized basis)	0.27%	0.62%	0.34%	0.43%
Return on average common equity (on an annualized basis)	2.47%	7.04%	3.34%	4.50%
Average net loans/average total deposits	105.14%	102.12%	109.96%	100.54%
Average earning assets/average total assets	94.96%	95.26%	95.05%	95.22%
Average stockholders' equity/average assets	8.93%	8.86%	8.94%	9.02%
Fee income to average assets (annualized)	0.63%	0.61%	0.61%	0.61%
Capital:
Tier I capital to risk-adjusted assets	12.38%	11.82%	12.36%	11.82%
Total capital to risk-adjusted assets	13.63%	12.89%	13.61%	12.89%
Leverage Ratio	8.73%	8.61%	8.73%	8.61%
Asset quality:
Non-performing loans to total loans	2.66%	2.41%	2.66%	2.41%
Annualized net charge-offs to average loans	1.10%	1.30%	1.05%	1.52%
Allowance for loan losses to period-end loans	1.53%	1.29%	1.53%	1.29%
Allowance for loan losses to non-performing loans	57.64%	53.69%	57.64%	53.69%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	55.40%	51.38%	55.40%	51.38%
Non-performing assets to total assets	1.77%	1.49%	1.77%	1.49%
Recoveries to charge-offs	16.63%	19.26%	14.08%	14.42%

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

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation's critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation's Form 10-K for the year ended December 31, 2002.

Results of Operations for the Six-Month Period and the Quarter Ended June 30, 2003

Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank) and Santander Insurance Agency, Inc.

Santander BanCorp (the Corporation) reported net income of $8.5 million for the six-month period ended June 30, 2003, compared with $21.3 million for the same period in 2002. Earnings per common share ("EPS") for the six month period ended June 30, 2003 were $0.15, based on 42,213,809 average shares. Earnings per common share for the first six months of 2002 were $0.44, based on 43,275,187 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2003 were 0.27% and 2.47%, respectively, compared with 0.62% and 7.04% reported during the first six-month period of 2002.

The Corporation reported net income of $5.3 million for the second quarter of 2003, compared with $7.4 million for the same period in 2002. Earnings per common share ("EPS") for the second quarter of 2003 were $0.10, based on 42,124,029 average shares. Earnings per common share for the second quarter of 2002 were $0.14, based on 43,280,799 average shares outstanding. ROA on an annualized basis and ROE on an annualized basis for the three-month period ended June 30, 2003 were 0.34% and 3.34%, respectively, compared with 0.43% and 4.50% reported during the second quarter of 2002.

Results of operations for the second quarter of 2003 show an improvement over the first quarter of 2003 and reflect the Corporation's improving trend and renewed focus and commitment of the management team to improving profitability and market share during 2003.

Net Interest Income

The Corporation's net interest income for the six-month period ended June 30, 2003 reached $89.6 million, a decrease of 19.1% over the $110.7 million reported for the same period in 2002. The Corporation's net interest income for the three-month period ended June 30, 2003 reached $45.9 million, a decrease of 18.0 % over the $56.0 million reported for the same period in 2002. These decreases were due to the lower volume of average earning assets coupled with a decrease in the yield of earning assets. These reductions were partially offset by decreases in the cost of funds and in average interest bearing liabilities. Average interest-earning assets for the six-month period ended June 30, 2003 decreased by 7.2% when compared to the same period of 2002, principally as a result of a significant decrease in average net loans of $357.8 million during the first six months of 2003 compared to the same period in 2002. This decrease was offset by a reduction in average interest-bearing deposits of $454.1 million in 2003 when compared to the same period in 2002.

The net interest margin on a tax-equivalent basis decreased from 3.68% for the quarter ended June 30, 2002 to 3.28% for the quarter ended June 30, 2003. For the six-month period ended June 30, 2003, the net interest margin on a tax-equivalent basis reached 3.23%, a decrease from 3.62% for the same period in 2002. These decreases were primarily due to a reduction in the yield on earning assets as well as a decline in average earning assets, which were partially offset by decreases in the cost of funds and in the cost of funding earning assets, and a decrease in the average balance of interest bearing liabilities as a result of the Corporation's positioning with respect to its interest rate gap.

The table on page 35, Quarter to Date Average Balance Sheet and Summary of Net Interest Income - Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2003 and 2002. The table on Interest Variance Analysis - Tax Equivalent Basis on page 24, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the second quarter of 2003 compared with the second quarter of 2002.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $3.5 million and $4.0 million for the quarters ended June 30, 2003 and 2002, respectively. The tax equivalent adjustments for the six-month periods ended June 30, 2003 and June 30, 2002 were $7.9 million and $7.0 million, respectively.

Interest Income

The Corporation's interest income on a tax equivalent basis decreased $18.2 million, or 18.1% to $82.3 million for the quarter ended June 30, 2003 from $100.5 million for the quarter ended June 30, 2002. The decrease was attributed to a decline of $6.6 million due to the decrease in the volume of the Corporation's interest earning assets, together with reductions resulting from the change in the yield of such assets of $11.6 million. These decreases were only partially offset by a decrease resulting from the change in the volume of average interest bearing liabilities of $3.3 million and due to the decrease in the cost of such liabilities of $4.4 million. For the six-month period ended June 30, 2003, interest income on a tax equivalent basis decreased 16.9% or $33.5 million from $199.0 for the quarter ended June 30, 2002 to $165.5 million. The decrease was attributed to a decline of $13.3 million due to the decrease in the volume of the Corporation's interest earning assets, together with a reduction resulting from the change in the yield of such assets of $20.3 million, which were only partially offset by decreases resulting from the change in the volume of average interest bearing liabilities of $6.5 million and in the cost of such liabilities of $6.9 million.

Average interest earning assets had a decrease of 7.5% for the quarter ended June 30, 2003 when compared to the second quarter of 2002. There was a decrease in average investment securities of 14.4% or $300.6 million for the second quarter of 2003 compared to the same period in 2002 as result of sales of investment securities available for sale. There was also a reduction in the average balance of loans of $186.9 million. For the six-month period ended June 30, 2003, average investment securities remained relatively stable at $1.9 billion while average net loans reflected a decrease of 8.3%, when compared to the same period of 2002.

The average yield on earning assets decreased from 6.16% for the quarter ended June 30, 2002 to 5.45% for the quarter ended June 30, 2003. For the six-month period ended June 30, 2003, the average yield on interest earning assets decreased to 5.49% from 6.13% for the quarter ended June 30, 2002. These decreases were due primarily to the decrease in market rates.

Interest Expense

The Corporation's interest expense for the quarter ended June 30, 2003 decreased 18.9% to $32.8 million from $40.5 million for the quarter ended June 30, 2002. The decrease in interest expense was attributed to a $3.3 million reduction in the volume of interest bearing liabilities and a $4.4 million decrease in cost of funds. There was a decrease of 14.7% in the average balance of interest bearing deposits during the first quarter of 2003 compared to the same period in 2002. The average cost of interest bearing liabilities also reflected a decrease of 34 basis points to 2.61% for the quarter ended June 30, 2003 compared to 2.94% for the same period in 2002. This decrease is related to the decrease in market rates.

For the six-month period ended June 30, 2003, interest expense decreased by 16.4%. This decrease was mainly due to a reduction in average interest bearing deposits from $3.6 million for the six months ended June 30, 2002 to $3.1 million for the same period in 2003. Average term and subordinated notes reflected a decrease of $41.4 million from $340.3 million during the six-month period ended June 30, 2002 to $298.9 million for the same period in 2003 and also contributed to the reduction in interest expense. The shift in deposits from time deposits to savings and NOW accounts, which together with the reduction in higher cost borrowings, had a favorable impact on the Corporation's results of operations during the first six months of 2003.

The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
Tax Equivalent Basis

	Quarter ended June 30, 2003
	Compared to the quarter ended
	June 30, 2002
	Increase (Decrease) Due to Change In:
	Volume	Rate	Total
	(In thousands)
Interest Income, on a tax equivalent basis:
Federal funds purchased and
securities purchased under
agreements to resell	$ 53	$ (223)	$ (170)
Time deposits with other banks	(38)	(51)	(89)
Investment securities	(3,345)	(305)	(3,650)
Loans, net	(3,256)	(11,003)	(14,259)
Total Interest Income, on a tax equivalent basis	(6,586)	(11,582)	(18,168)
Interest Expense:
Savings and NOW accounts	927	(2,576)	(1,649)
Other time deposits	(4,540)	(1,401)	(5,941)
Borrowings	880	(314)	566
Long-term borrowings	(517)	(111)	(628)
Total Interest Expense	(3,250)	(4,402)	(7,652)
Net Interest Income	$ (3,336)	$ (7,180)	$ (10,516)

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

ALLOWANCE FOR LOAN LOSSES

	For the six-months ended		For the quarters ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)

Balance at beginning of period	$ 57,956	$ 52,857	$ 58,967	$ 53,027
Provision for loan losses	25,780	28,422	13,715	16,450
	83,736	81,279	72,682	69,477
Losses charged to the allowance:
Commercial	5,538	11,421	2,976	7,191
Construction	499	-	499	-
Consumer	20,053	23,285	8,974	11,760
	26,090	34,706	12,449	18,951
Recoveries:
Commercial	2,054	2,306	637	1,307
Construction	-	8	-	6
Consumer	2,286	4,372	1,116	1,420
	4,340	6,686	1,753	2,733
Net loans charged-off	21,750	28,020	10,696	16,218
Balance at end of period	$ 61,986	$ 53,259	$ 61,986	$ 53,259

Ratios:
Allowance for loan losses to period-end loans	1.53%	1.29%	1.53%	1.29%
Recoveries to charge-offs	16.63%	19.26%	14.08%	14.42%
Annualized net charge-offs to average loans	1.10%	1.30%	1.05%	1.52%

The Corporation's allowance for loan losses was $62.0 million or 1.53% of loan balances, at June 30, 2003 compared to $58.0 million, or 1.50% of loan balances at December 31, 2002. The increase in this ratio was partially due to a reduction in net loans charged off. The coverage ratio (allowance for loan losses to nonperforming loans) increased to 57.64% at June 30, 2003, from 46.95% at December 31, 2002. Net charge-offs of $21.8 million for the six months ended June 30, 2003 were fully offset by a provision for loan losses of $25.8 million. The annualized ratio of net charge-offs to average loans for the six-month period ended June 30, 2003 decreased to 1.10% from 1.30% for the same period in 2002. For the quarter ended June 30, 2003, the annualized ratio of net charge-offs to average loans decreased to 1.05% from 1.52% for the same period in 2002. Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

Net charge-offs for the quarter and the six-month period ended June 30, 2003 are significantly lower than those for the same periods in 2002 due to more stringent underwriting criteria and continuous monitoring of the loan portfolio. Although consumer loan charge-offs remain high, there has been an improvement in this portfolio during 2003.

Other Income

Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, gains and losses on sales of securities, gain on sale of mortgage servicing rights, certain gains and losses and certain other income.

The following table sets forth the components of the Corporation's other income for the periods indicated:

OTHER INCOME

	For the six-month periods ended		For the quarters ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)

Service fees on deposit accounts	$ 7,135	$ 7,834	$ 3,573	$ 3,999
Other service fees:
Credit card fees	6,013	6,929	3,077	3,490
Mortgage servicing fees	1,168	649	478	331
Trust fees	1,477	1,320	618	708
Other fees	4,123	4,148	1,939	1,918
Gain on sale of securities, net	10,008	12,182	5,339	4,041
Gain on sale of mortgage servicing rights	185	290	60	167
Gain (loss) on derivatives	242	(1,749)	150	(1,518)
Other gains, net	6,048	4,681	5,295	2,492
Other	4,858	4,731	2,455	2,227
	$ 41,257	$ 41,015	$ 22,984	$ 17,855

The Corporation's other income for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 reflected an increase of $5.1 million or 28.7%. This increase was principally due to an increase in the gain on sale of securities of $1.3 million, together with an increase in other gains. The increase in other gains of $2.8 million was principally due to a gain on sale of securitized mortgage loans of $3.7 million together with a recognition of mortgage servicing rights on loans sold totaling $1.1 million. In addition, there was a gain on derivatives of $150,000 during the second quarter of 2003, as compared to a loss on derivatives of $1.5 million for the second quarter of 2002. These increases were partially offset by a slight reduction of $0.4 million in service fees on deposit accounts during the second quarter of 2003 when compared with the same period of 2002, as a result of a decrease in average overdrafts and non-sufficient funds check fees.

For the six-month period ended June 30, 2003 other income remained comparable with the same period of 2002.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

OTHER OPERATING EXPENSES

	For the six-month periods ended		For the quarters ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)

Salaries	$ 23,073	$ 23,971	$ 11,695	$ 11,816
Pension and other benefits	15,747	14,787	8,236	7,407
Deferred loan origination costs	(5,585)	(4,221)	(3,007)	(2,345)
Total personnel costs	33,235	34,537	16,924	16,878

Equipment expenses	4,511	6,067	2,293	2,965
Professional fees	6,291	3,735	3,676	1,892
Occupancy costs	6,522	6,581	3,297	3,251
EDP Servicing Expense	8,724	9,092	4,393	4,596
Communications	3,162	3,264	1,661	1,770
Business promotion	2,540	3,273	868	1,599
Other taxes	4,946	5,739	2,482	2,872
Amortization of intangibles	2,674	4,076	1,274	2,368
Printing and supplies	754	927	335	523
Other operating expenses:
Examinations & FDIC assessment	919	998	454	498
Transportation and travel	584	626	284	374
All other	21,100	16,996	10,729	8,982
Other Operating Expenses	62,727	61,374	31,746	31,690
Total Operating Expenses	$ 95,962	$ 95,911	$ 48,670	$ 48,568

For the quarter ended June 30, 2003, the Corporation's efficiency ratio on a tax equivalent basis reached a level of 72.54% compared to 65.83% for the same period in 2002. For the six-month periods ended June 30, 2003 and June 30, 2002, the efficiency ratios on a tax equivalent basis were 74.55% and 65.45%, respectively. Lower revenues affected the 2003 ratios, while operating expenses remained stable over both periods.

There was a $1.3 million decrease in personnel costs for the six-month period ended June 30, 2003 compared to the same period in 2002. The reduction was mainly due to a decrease in salaries of $0.9 million as a result of a reduction in personnel of approximately 137 employees and the increase in deferred loan origination costs of $1.4 million. The increase reflected in pension and other benefits were specifically due to increases in performance bonuses of $0.6 million, commissions of $0.4 million and recruiting expenses of $0.3 million. These increases were partially offset by decreases in social security and vacations expense. For the quarter ended June 30, 2003, personnel costs remained stable when compared to the same period in 2002 totaling $16.9 million for both periods.

Other operating expenses increased $1.4 million for the six-month period ended June 30, 2003 compared to the same period in 2002. This increase was mainly due to increases in professional fees and "All Other". The $2.6 million increase in professional fees was mainly due to the outsourcing of technical services for the oversight, support and maintenance of new information systems installed in 2002. The increase of $4.1 million in "All Other" was due to higher software amortization expense of $2.7 million related to new information systems implemented in 2002. There was also an increase of $2.4 million for an allowance for disposal costs of repossessed assets. These increases were partially offset by a decrease in credit card processing expenses.

For the quarter ended June 30, 2003, other operating expenses reflects a minor increase when compared to the same period in 2002. There were increases of $1.8 million and $1.7 million in professional fees and "All Other", respectively, for the same reasons explained above, which were offset by decreases in equipment expenses, business promotion and amortization of intangibles.

The increases in other operating expenses were partially offset by decreases in equipment and business promotion as a result of the Corporation's strict cost control program and by decreases in amortization of intangibles.

Provision for Income Tax

The provision for income tax amounted to $1.2 million (or 18.1% of pretax earnings) for the quarter ended June 30, 2003 compared to $1.5 million (or 16.6% of pretax earnings) for the same period in 2002. For the six-month periods ended June 30, 2003 and June 30, 2002, the provision for income tax amounted to $0.6 million (or 6.2% of pretax earnings) and $6.1 million (or 22.3% of pretax earnings), respectively. The decrease in the provision for income tax is due to the lower pretax earnings in 2003.

FINANCIAL POSITION - JUNE 30, 2003

Assets

The Corporation's assets reached $6.6 billion as of June 30, 2003, a 6.6% decrease when compared to total assets of $7.1 billion at December 31, 2002. This decrease was principally a result of a decrease in the investment portfolio of $401.1 million and in cash and cash equivalents of $220.7 million. These decreases were partially offset by an increase of $191.4 million in net loans, including loans held for sale.

The composition of the loan portfolio including loans held for sale was as follows:
	June 30,	December 31,	Increase
	2003	2002	(Decrease)
	(In thousands)
Commercial, industrial and
agricultural	$ 2,065,655	$ 1,954,256	$ 111,399
Construction	215,286	309,505	(94,219)
Consumer	455,445	530,525	(75,080)
Mortgage	1,311,946	1,058,597	253,349
Gross Loans	4,048,332	3,852,883	195,449
Allowance for loan losses	(61,986)	(57,956)	4,030
Net Loans	$ 3,986,346	$ 3,794,927	$ 191,419

Net loans, including loans held for sale, at June 30, 2003 were $4.0 billion, reflecting an increase in the loan portfolio of $191.4 million when compared to $3.8 billion at December 31, 2002. This increase was principally a result of the purchase of a mortgage loan portfolio of $236 million during the first quarter of 2003.

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

Nonperforming Assets and Past Due Loans

As of June 30, 2003, the Corporation's total nonperforming assets and past due loans decreased to $121.4 million or 3.0% of total loans from $144.9 million or 3.8% of total loans as of December 31, 2002. The decrease in nonperforming assets and past due loans was reflected primarily in the mortgage loan portfolio together with significant reductions in nonperforming consumer loans and repossessed assets. Nonperforming loans (excluding other real estate owned) at June 30, 2003 decreased to $107.5 million or 2.7% of total loans from $123.4 million or 3.2% of total loans at December 31, 2002. Accruing loans past-due 90 days or more, at June 30, 2003 increased $0.4 million from $3.9 million at December 31, 2002. The level of nonperforming loans to total loans at June 30, 2003 stands at 2.66% compared to 3.20% at December 31, 2002. As of June 30, 2003 the coverage ratio (allowance for loan losses to total nonperforming loans) improved to 57.64% from 46.95% as of December 31, 2002.

From time to time, the Corporation sells certain nonperforming loans to Crefisa, Inc. ("Crefisa"), an affiliate of the Corporation, at fair value. Such sales amounted to $11.9 million during the first quarter of 2003. There was no gain or loss on this transaction.

The Corporation continuously monitors nonperforming assets and has deployed additional resources to manage the nonperforming loan portfolio.

Nonperforming Assets and Past Due Loans

	June 30,	December 31,
	2003	2002
	(Dollars in thousands)

Commercial, Industrial, Construction, and
Lease Financing	$ 33,191	$ 33,192
Agricultural	5,643	6,289
Mortgage	55,721	68,027
Consumer	12,990	15,930
Total Nonperforming Loans	107,545	123,438
Repossessed Assets	9,496	17,563
Total Nonperforming Assets	$117,041	$141,001

Accruing loans past-due 90 days or more	$ 4,352	$ 3,928

Nonperforming loans to total loans	2.66%	3.20%
Nonperforming loans plus accruing loans
past due 90 days or more to total loans	2.76%	3.31%
Nonperforming assets to total assets	1.77%	2.00%

Liabilities

As of June 30, 2003, total liabilities reached $6.0 billion, a decrease of $461.7 million compared to the December 31, 2002 balance. This decrease in total liabilities was principally due to reductions in deposits of $754.4 million and term notes of $49.4 million, and were partially offset by increases in federal funds purchased and other borrowings of $146.4 million, securities sold under agreements to repurchase of $37.0 million and commercial paper issued of $134.8 million.

Deposits

At June 30, 2003, total deposits were $3.8 billion, reflecting a decrease of $754.4 million or 16.7% over December 31, 2002. This decrease in deposits was partially offset by an increase in borrowings of $268.8 million. This increase was primarily in federal funds purchased and commercial paper. The Corporation continues its efforts to increase its deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholders' equity was $570.9 million or 8.7% of total assets at June 30, 2003, compared to $577.3 million or 8.2% of total assets at December 31, 2002. This decrease in stockholders' equity was mainly due to the acquisition of treasury stock and dividends declared and paid.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of June 5th, 2003 and expects to continue to pay quarterly dividends.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares.

The Corporation adopted and implemented various Stock Repurchase programs in May 2000, December 2000 and June 2002. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. As of June 30, 2003, a total of 4,011,260 common shares amounting to $67.6 million had been repurchased under these plans.

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

As of June 30, 2003, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2003 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2003 were 12.38% and 13.63%, respectively, and the leverage ratio was 8.73%.

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

Pension Plans

The Corporation maintains a qualified noncontributory defined benefit pension plan (the "Plan"), which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benefit plan acquired in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the "Central Hispano Plan").

The combined pension expense for the Plan and the Central Hispano Plan amounted to $2.1 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.5%.

In developing the expected long-term rate of return assumption, the Pension Plan Committee (the "Committee") evaluated input from the Plan's and the Central Hispano Plan's actuaries, economists, and the Corporation's long-term inflation assumptions. Projected returns by such consultants and economists are based on broad equity and bond indices. The expected long-term rate of return on qualified plan assets is based on an asset allocation assumption of approximately 45% with equity managers, with an expected long-term rate of return of 5.7%. Because of market fluctuations and in order to protect the value of plan assets, the actual asset allocation as of December 31, 2002 in the Plan was 42% with equity managers, 54% with fixed income managers and 4% in cash. For the Central Hispano Plan, the corresponding allocations as of December 31, 2002 were 35%, 62% and 3%, respectively.

The Committee expects, however, that the Plan's and the Central Hispano Plan's long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. Actual asset allocation is reviewed regularly and investments are periodically rebalanced to the Plan's and the Central Hispano Plan's targeted allocation when considered appropriate. Prospectively the Committee will be reviewing all of the Plan's and the Central Hispano Plan's assumptions including the 8.5% long-term rate of return on plan assets. A downward revision of this rate of return could have an adverse effect on the Corporation's results of operations. The Committee will continue to evaluate the Plan's and the Central Hispano Plan's actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The Corporation's determination of pension expense or income is based on the market value of plan assets. Investment gains or losses are the difference between the expected return on plan assets calculated using the assumed rate of return or the market value of assets and the actual investment return. The projected benefit obligation (PBO) is estimated based on the present values of future benefits based on assumptions as to mortality, retirement age, and other assumptions, and liability gains or losses are the difference between the obligation estimated on the measurement date and the amount projected from the prior measurement date based on the actuarial assumptions. As of December 31, 2002, the Plan had cumulative investment and liability gains of approximately $9.0 million which remain to be recognized. At December 31, 2002, the Central Hispano Plan had cumulative investment and liability losses of approximately $14.0 million that were recognized on the Corporation's statement of financial position as an additional minimum pension liability and in accumulated other comprehensive income. Unrecognized net actuarial losses result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

The discount rate used for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.50% at December 31, 2001 to 6.75% at December 31, 2002. Due to the effect of the unrecognized actuarial losses and based on an expected rate of return on the Corporation's qualified plan assets of 8.5%, a discount rate of 6.75% and various other assumptions, fiscal 2003 pension expense for the Plan and for the Central Hispano Plan is estimated to reach approximately $1.7 million and in fiscal 2003, and $1.4 million, respectively. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the pension plans.

The value of the Plan's assets has decreased from $31.9 million at December 31, 2001 to $26.7 million at December 31, 2002. The value of the Central Hispano Plan's assets has decreased from $29.0 million at December 31, 2001 to $20.9 million at December 31, 2002. The investment performance returns and declining discount rates have changed the Plan's funded status, net of benefit obligations, from a $5.1 million surplus (excess of the fair value of plan assets over PBO) at December 31, 2001 to a $2.5 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002. The investment performance returns and declining discount rates have changed the Central Hispano Plan's funded status, net of benefit obligations, from a $0.7 million surplus (excess of the fair value of plan assets over PBO) at December 31, 2001 to a $8.6 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002.

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

As of June 30, 2003, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the period ended June 30, 2003	Other Comprehensive Income(Loss)* for the period ended June 30, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$(11,090)	$ -	$ (192)
FAIR VALUE HEDGES
Interest rate swaps	260,498	447	(16)	-
OTHER DERIVATIVES
Options	11,870	179	(17)	-
Embedded options on
stock indexed deposits	(11,441)	(178)	2	-
Forward foreign currency
exchange contracts	6,683	2	-	-
Interest rate caps and collars	32,018	(554)	38	-
Customer interest rate caps and collars	(32,018)	554	55	-
Interest rate swaps -customer	(121,093)	5,120	3,657	-
Interest rate swaps	121,093	(4,667)	(3,477)	-
			$ 242	$ (192)

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	-
OTHER DERIVATIVES
Options	11,650	172	(814)	-
Embedded options on
stock-indexed deposits	(11,096)	170	1,978	-
Forward foreign currency
exchange contracts	5,841	2	-	1
Interest rate caps	18,856	(248)	(304)	-
Customer interest rate caps	(18,856)	248	464	-
Customer interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges. As of June 30, 2003, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $6.8 million of which the Corporation expects to reclassify into earnings $2.9 million, net of tax, during the next six months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to hedge the rollover of a series of fixed-rate short-term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of June 30, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $260.5 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.22% and 4.68%, respectively. As of June 30, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $255.5 million and a $3.7 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the six-month period ended June 30, 2003, the Corporation recognized a loss of approximately $16,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

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

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet in accordance with SFAS No. 133. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the six-month period ended June 30, 2003, a gain of approximately $2,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $17,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting in accordance with SFAS No. 133. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of June 30, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,683,000. As of June 30, 2003, the total amount, net of tax, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,246. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the six-month period ended June 30, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $273,000 and $434,000, respectively, on these transactions.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
	Quarter ended			Quarter ended
(Dollars in thousands)	June 30, 2003			June 30, 2002
		Interest on a			Interest on a
	Average	Tax Equivalent	Average	Average	Tax Equivalent	Average
	Balance	Basis	Rate	Balance	Basis	Rate
ASSETS
Interest bearing deposits	$ 58,944	$ 125	0.85%	$ 73,908	$ 214	1.16%
Federal funds sold and securities purchased
under agreements to resell	177,871	566	1.28%	165,266	736	1.79%
Total interest bearing deposits	236,815	691	1.17%	239,174	950	1.59%

U.S.Treasury securities	130,058	397	1.22%	504,562	2,183	1.74%
Obligations of other U.S. government
agencies and corporations	1,221,174	14,553	4.78%	1,101,983	15,777	5.74%
Obligations of government of Puerto Rico
and political subdivisions	38,554	821	8.54%	25,438	666	10.50%
Collateralized mortgage obligations and
mortgage backed securities	373,427	3,583	3.85%	377,495	4,214	4.48%
Other	27,424	547	8.00%	81,769	711	3.49%
Total investment securities	1,790,637	19,901	4.46%	2,091,247	23,551	4.52%

Loans (net of unearned income)	4,024,819	61,702	6.15%	4,211,728	75,961	7.23%

Total interest earning assets/ interest income	6,052,271	82,294	5.45%	6,542,149	100,462	6.16%

Non-interest earning assests	315,505			328,441

Total	$6,367,776	82,294		$6,870,590	100,462

LIABILITIES AND STOCKHOLDERS EQUITY

Savings and NOW accounts	$1,848,032	6,788	1.47%	$1,650,098	8,437	2.05%
Other time deposits	1,195,253	7,281	2.44%	1,918,140	13,222	2.76%
Borrowings	1,718,063	14,850	3.47%	1,616,858	14,284	3.54%
Term Notes	292,915	3,924	5.37%	326,685	4,499	5.52%
Subordinated Notes	-	-	0.00%	4,615	53	4.61%
Total interest bearing liabilities/interest expense	5,054,263	32,843	2.61%	5,516,396	40,495	2.94%

Non-interest bearing liabilities	744,225			734,822

Total liabilities	5,798,488			6,251,218

Stockholders' Equity	569,288			619,372

Total	$6,367,776			$6,870,590

Net interest income		$ 49,451			$ 59,967

Cost of funding earning assets			2.18%			2.48%
Net interest margin			3.28%			3.68%

PART I - ITEM 3

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

Market Risk and Interest Rate Sensitivity

A key component of the Corporation's asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest earning assets and interest bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity, which means that a decrease in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Corporation's one-year cumulative GAP position at June 30, 2003, was negative $111.4 million or 1.7% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at June 30, 2003 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.
	As of June 30, 2003
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:	(In thousands)
Investment Portfolio	$ 340,895	$ 18,376	$ 381,355	$1,197,666	$ 8,771	$ -	$ 19,916	$1,966,979
Deposits in Other Banks	281,001	-	-	-	-	-	128,755	409,756
Loan Portfolio
Commercial	1,366,381	175,410	152,210	167,860	102,853	20,082	80,859	2,065,655
Construction	149,042	1,465	5,344	21,432	10,846	15,114	12,043	215,286
Consumer	142,559	76,575	150,993	67,301	8,431	70	9,516	455,445
Mortgage	85,231	133,414	404,226	257,729	400,447	18,658	12,241	1,311,946
Fixed and Other Assets	-	-	-	-	-	-	172,028	172,028
Total Assets	2,365,109	405,240	1,094,128	1,711,988	531,348	53,924	435,358	6,597,095

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	(174,775)	-	-	-	-	-	-	(174,775)
Repurchase Agreements	(312,081)	-	(525,000)	(250,006)	(200,000)	-	-	(1,287,087)
Federal Funds	(392,320)	-	-	-	-	-	-	(392,320)
Deposits
Certificates of Deposit	(538,743)	(195,304)	(153,056)	(129,725)	(116,711)	(13,011)	(83)	(1,146,633)
Demand Deposits and Savings Accounts	(296,423)	(389,025)	(466,892)	(772,164)	-	-	(6,592)	(1,931,096)
Transactional Accounts	(298,348)	-	-	(389,190)	-	-	-	(687,538)
Senior and Subordinated Debt	(121,600)	-	(50,000)	-	-	(86,436)	-	(258,036)
Other Liabilities and Capital	(29,985)	-	-	-	-	-	(689,625)	(719,610)
Total Liabilities and Capital	(2,164,275)	(584,329)	(1,194,948)	(1,541,085)	(316,711)	(99,447)	(696,300)	(6,597,095)
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	208,811	47,594	37,383	157,146	151,750	-	-	602,684
Interest Rate Swaps (Liabilities)	(341,983)	(47,594)	(104,358)	(54,050)	(54,699)	-	-	(602,684)
Cap's (Assets)	32,018	-	-	32,018	-	-	-	64,036
Cap's Final Maturity (Liabilities)	(32,018)	-	-	(32,018)	-	-	-	(64,036)
Positive (Negative) GAP	67,662	(179,089)	(167,795)	273,999	311,688	(45,523)	(260,942)	-
Cumulative GAP	$ 67,662	$(111,427)	$ (279,222)	$ (5,223)	$306,465	$260,942	$ -	$ -

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

Risk management policy and procedures establish a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates. As of June 30, 2003, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $3.6 million which represents a 1.7% decrease in net interest income, which is below the established 5.0% loss limit. The Corporation has also established a risk tolerance limit of 9.0% for net interest income in a scenario of a 200 basis points (2.0%) increase in market rates. As of June 30, 2003, it was determined that the Corporation had a potential loss in net interest income of approximately $4.1 million, which represents a 2.0% decrease in net interest income, which is below the established 9.0% loss limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2003 the Corporation had $1.9 billion in unsecured lines of credit ($1.9 billion available) and $4.1 billion in collateralized lines of credit with banks and financial entities ($2.5 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2003, the Corporation had a liquidity ratio of 15.7%. At June 30, 2003, the Corporation had total available liquid assets of $798 million. The Corporation believes it has sufficient liquidity to meet current obligations.

PART I. ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation's management, including the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer) concluded that the design and operation of these disclosures controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls, during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

During May 2003, the Corporation entered into a three-year contract with an affiliate to act as a third-party provider for processing core banking applications, back office operations and teleprocessing. The contract with the former provider of these services terminated during May 2003. Refer to Exhibit 10.7 for the new contract.

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
(10.7)

Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.

Exhibit A
	(10.8)	Employment Contract - Jose Ramon Gonzalez	Exhibit B
	(31.1)	Rule 13a-14(a) Certification from the Chief Executive Officer	Exhibit 31.1
	(31.2)	Rule 13a-14(a) Certification from the Chief Accounting Officer	Exhibit 31.2
	(32.1)	Section 1350 Certification from the Chief Executive Officer and the Chief Accounting Officer	Exhibit 32.1

a.	Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
b.	Incorporated by reference to Exhibit (2.1) of the 2000 10K
c.	Incorporated by reference to Exhibit (3.1) of the 1998 form 10K
d.	Incorporated by reference to Exhibit (3.2) of the 1998 form 10K
e.	Incorporated by reference to Exhibit (4.1) of the 1998 form 10K
f.	Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
g.	Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
h.	Incorporated by reference to Exhibit (4.4) of the 2000 10K
I.	Incorporated by reference to Exhibit (4.5) of the 2001 10K
j.	Incorporated by reference to Exhibit (10.1) of the 2002 10K
k.	Incorporated by reference to Exhibit (10.2) of the 2002 10K
l.	Incorporated by reference to Exhibit (10.3) of the 2002 10K
m.	Incorporated by reference to Exhibit (10.4) of the 2002 10K
n.	Incorporated by reference to Exhibit (10.5) of the 2002 10K
o.	Incorporated by reference to Exhibit (10.6) of the 2002 10K

  Reports on Form 8-K - The Corporation filed one report on Form 8-K during the quarter ended June 30, 2003.

  Items Reported - June 6, 2003

Item 5 -- The Board of Directors of Santander BanCorp (the "Corporation") and Banco Santander Puerto Rico (the "Bank"), the Corporation's banking subsidiary, announced the appointment of Mr. Stephen Ferriss as Director of the Corporation and the appointment of Mr. Carlos M. García as Director of the Bank. The Board of Directors also announced the resignation of Mr. Víctor Barallat as Director of the Corporation and the Bank, and the resignation of Mr. Adolfo Lagos as Director of the Corporation.

Item 7c -- Exhibit 99.1 Press Release issued June 5, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Registrant

Date:	12-Aug-03	By:/s/ José Ramón González
President and Chief Executive Officer

Date:	12-Aug-03	By:/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

I, Jose Ramon Gonzalez, certify that:

  I have reviewed this Form 10Q of Santander Bancorp,
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	August 12, 2003	By:/s/ José Ramón González
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Maria Calero, certify that:

  I have reviewed this Form 10Q of Santander Bancorp,
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	August 12, 2003	By:/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer

    Exhibit 32.1

    CERTIFICATION

    Pursuant to Section 902 of the Sarbanes Oxley Act of 2002

    Jose Ramon Gonzalez, the Chief Executive Officer and Maria Calero, the Chief Accounting Officer of Santander BanCorp, each certifies that, to the best of their knowledge:

                  the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Exchange Act; and
                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Santander BanCorp.

By:/s/ José Ramón González
President and Chief Executive Officer

By:/s/ Maria Calero
Executive Vice President and
Chief Accounting Officer