Form 10-Q
period 2003-09-30
SANTANDER BANCORP
filed 2003-11-12
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

Commission File: 001–15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66–0573723
–––––––––––––––––––––––––––––––––––––––––––––––––––––––––––	––––––––––––––––––––––––––––––––––––––––––––––––
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de Leon Avenue, Hato Rey, Puerto Rico	00917
–––––––––––––––––––––––––––––––––––––––––––––––––––––––––––	––––––––––––––––––––––––––––––––––––––––––––––––
(Address of principal executive offices)	(Zip Code)

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

Yes X No______

Indicate the number of shares outstanding of each of the Registrant´s classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Outstanding as of September 30, 2003

Common Stock, $2.50 par value	42,398,954

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

PART I – ITEM 1

FINANCIAL STATEMENTS

Santander BanCorp

Consolidated Balance Sheets (unaudited)

September 30, 2003 and December 31, 2002

(Dollars in thousands, except per share data)

ASSETS

	September 30, 2003	December 31, 2002
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$ 104,682	$ 98,302
Interest–bearing deposits	21,770	268,620
Federal funds sold and securities purchased under agreements to resell	235,700	263,500
Total cash and cash equivalents	362,152	630,422
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,332,283	389,342
Other investment securities available for sale	345,199	882,348
Total investment securities available for sale	1,677,482	1,271,690
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost:
Securities pledged that can be repledged	705,900	956,681
Other investment securities held to maturity	181,269	139,677
Total investment securities held to maturity	887,169	1,096,358
LOANS HELD FOR SALE, net	316,666	197,613
LOANS, net	3,720,311	3,597,314
PREMISES AND EQUIPMENT, net	59,846	63,198
ACCRUED INTEREST RECEIVABLE	36,557	41,110
GOODWILL	10,537	10,552
INTANGIBLE ASSETS	4,881	11,129
OTHER ASSETS	93,129	145,814
	$ 7,168,730	$ 7,065,200

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non–interest bearing	$ 666,444	$ 628,324
Interest bearing	3,024,956	3,891,338
Total deposits	3,691,400	4,519,662
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	467,000	245,960
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,921,893	1,250,039
COMMERCIAL PAPER ISSUED	224,807	39,991
TERM NOTES	139,401	307,464
ACCRUED INTEREST PAYABLE	22,896	25,050
OTHER LIABILITIES	120,625	99,706
	6,588,022	6,487,872
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized;
2,610,008 shares issued and outstanding	65,250	65,250
Common stock, $2.50 par value; 200,000,000 shares authorized, 46,410,214 shares issued; 42,398,954 and 42,566,454 shares outstanding at September 30,
2003 and December 31, 2002, respectively	116,026	116,026
Capital paid in excess of par value	187,742	187,742
Treasury stock at cost, 4,011,260 and 3,843,760 shares at September 30,2003
and December 31, 2002, respectively	(67,552)	(65,268)
Accumulated other comprehensive loss, net of taxes	(5,867)	(12,692)
Retained earnings–
Reserve fund	116,482	116,482
Undivided profits	168,627	169,788
Total stockholders' equity	580,708	577,328
	$ 7,168,730	$ 7,065,200

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Income (unaudited)

For the nine–month periodS and the Quarters ended September 30, 2003 and 2002

(Dollars in thousands, except per share data)

	For the nine–month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$ 180,320	$ 224,110	$ 58,784	$ 70,854
Investment securities	56,838	54,402	22,043	18,257
Interest bearing deposits	361	839	86	351
Federal funds sold and securities purchased under
agreements to resell	1,455	2,629	499	498
Total interest income	238,974	281,980	81,412	89,960

INTEREST EXPENSE:
Deposits	42,923	63,816	12,788	21,314
Securities sold under agreements to repurchase
and other borrowings	57,621	56,600	19,746	18,042
Subordinated capital notes	–	278	–	–
Total interest expense	100,544	120,694	32,534	39,356

Net interest income	138,430	161,286	48,878	50,604

PROVISION FOR LOAN LOSSES	34,745	45,500	8,965	17,078

Net interest income after provision for loan losses	103,685	115,786	39,913	33,526

OTHER INCOME:
Service charges, fees and other	29,641	30,823	9,724	9,943
Gain on sale of securities	10,012	12,230	4	48
Gain on sale of mortgage servicing rights	326	409	142	119
Gain (loss) on derivatives	246	(1,352)	4	397
Other gains and losses	17,883	13,346	6,977	3,934
Total other income	58,108	55,456	16,851	14,441

OTHER OPERATING EXPENSES:
Salaries and employee benefits	49,213	51,333	15,978	16,797
Occupancy costs	9,959	9,821	3,437	3,239
Equipment expenses	7,690	8,565	3,178	2,499
Other operating expenses	77,288	72,336	25,595	23,610
Total other operating expenses	144,150	142,055	48,188	46,145

Income before provision for income tax	17,643	29,187	8,576	1,822

PROVISION (BENEFIT) FOR INCOME TAX	942	5,594	376	(496)

NET INCOME	16,701	23,593	8,200	2,318
DIVIDENDS TO PREFERRED SHAREHOLDERS	3,426	3,426	1,142	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 13,275	$ 20,167	$ 7,058	$ 1,176

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 0.31	$ 0.47	$ 0.17	$ 0.03

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Changes in Stockholders´ Equity (Unaudited)

For the nine–month period ended September 30, 2003 and the Year ended December 31, 2002

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
Preferred Stock:
Balance at beginning of period	$ 65,250	$ 65,250
Balance at end of period	65,250	65,250
Common Stock:
Balance at beginning of period	116,026	106,212
Stock dividend distributed	–	9,814
Balance at end of period	116,026	116,026
Capital Paid in Excess of Par Value:
Balance at beginning of period	187,742	122,457
Stock dividend distributed	–	65,285
Balance at end of period	187,742	187,742
Treasury stock at cost:
Balance at beginning of period	(65,268)	(53,277)
Stock repurchased at cost	(2,284)	(11,991)
Balance at end of period	(67,552)	(65,268)
Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(12,692)	(11,347)
Unrealized net gain on investment securities available
for sale, net of tax	6,061	7,382
Unrealized net gain (loss) on cash flow hedges, net of tax	764	(180)
Minimum pension liability, net of tax	–	(8,547)
Balance at end of period	(5,867)	(12,692)
Reserve Fund:
Balance at beginning of period	116,482	114,418
Transfer from undivided profits	–	2,064
Balance at end of period	116,482	116,482
Undivided Profits:
Balance at beginning of period	169,788	248,300
Net income	16,701	20,906
Transfers to reserve fund	–	(2,064)
Deferred tax benefit amortization	(13)	(35)
Common stock cash dividends	(14,423)	(17,652)
Preferred stock cash dividends	(3,426)	(4,568)
Stock dividend distributed	–	(75,099)
Balance at end of period	168,627	169,788
Total stockholders' equity	$ 580,708	$ 577,328

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Comprehensive Income (Unaudited)

For the nine–month periods and the Quarters ended September 30, 2003 and 2002

(Dollars in thousands, except per share data)

	For the nine month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Comprehensive income
Net income	$ 16,701	$ 23,593	$ 8,200	$ 2,318
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities
available for sale, net of tax	7,956	413	6,447	(2,013)
Reclassification adjustment for (gains) and losses
included in net income, net of tax	(2,247)	4,559	–	2,027
Unrealized gains (losses) on investments securities transferred
to the held to maturity category,	352	909	(31)	(395)
Unrealized gains (losses) on investment securities
available for sale, net of tax	6,061	5,881	6,416	(381)
Unrealized gains (losses) on cash flow hedges, net of tax	764	(2,920)	956	(4,751)
Reclassification adjustment for (gains) and losses
included in net income, net of tax	–	1,831	–	2,823
Unrealized gains (losses) on cash flow hedges, net of tax	764	(1,089)	956	(1,928)
Other comprehensive income (loss), net of tax	6,825	4,792	7,372	2,309
Comprehensive income	$ 23,526	$ 28,385	$ 15,572	$ 9

The accompanying notes are an integral part of these consolidated financial statements

Santander Bancorp

Consolidated Statements of Cash Flows (Unaudited)

For the nine–month periodS ended September 30, 2003 and 2002

(Dollars in thousands)

	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,701	$ 23,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,306	18,331
Provision for loan losses	34,745	45,500
Gain on sale of securities	(10,012)	(12,230)
(Gain) loss on derivatives	(246)	1,352
Trading losses	–	859
Net premium amortization (discount accretion) on securities	4,093	(7,489)
Net premium amortization on loans	5,864	286
Purchases and originations of loans held for sale	(474,885)	(542,445)
Proceeds from sales of loans held for sale	241,915	484,536
Repayments of loans held for sale	29,361	5,263
Proceeds from sales of trading securities	–	146,681
Purchases of trading securities	–	(147,540)
Decrease in accrued interest receivable	4,553	1,987
Decrease (increase) in other assets	50,082	(36,492)
(Decrease) increase in accrued interest payable	(2,154)	10,631
Increase in other liabilities	19,305	57,912
Total adjustments	(81,073)	27,142
Net cash (used in) provided by operating activities	(64,372)	50,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits	–	(482)
Proceeds from sales of investment securities available for sale	1,206,108	1,632,649
Proceeds from maturities of investment securities available for sale	2,626,642	6,673,450
Purchases of investment securities available for sale	(4,263,980)	(7,825,711)
Proceeds from maturities of investment securities held to maturity	153,234	457,093
Purchases of investment securities held to maturity	(25,431)	(1,394,006)
Repayment of securities and securities called	158,085	377,975
Payments on derivative transactions	(18)	(3,450)
Purchases of mortgage loans	(326,289)	(1,583)
Net decrease in loans	203,939	498,663
Capital expenditures	(2,577)	(2,641)
Net cash (used in) provided by investing activities	(270,287)	411,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(823,125)	(194,411)
Net increase (decrease) in federal funds purchased and other borrowings	221,040	(283,000)
Net increase in securities sold under agreements to repurchase	671,854	98,320
Net increase (decrease) in commercial paper issued	184,816	(299,219)
Net decrease in term notes	(168,063)	(8,052)
Payment of subordinated capital notes	–	(20,000)
Repurchase of common stock	(2,284)	(9,669)
Dividends paid	(17,849)	(16,833)
Net cash provided by (used in) financing activities	66,389	(732,864)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(268,270)	(270,172)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,422	1,146,727
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 362,152	$ 876,555

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for
Interest	$ 102,698	$ 113,507
Income Taxes	$ –	$ 517

The accompanying notes are an integral part of these consolidated financial statements

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERLY AND NINE–MONTH PERIODS ENDED SEPTEMBER 30, 2003

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the "Corporation"), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the nine–month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Corporation´s Annual Report on Form 10–K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of September 30, 2003 included herein have been prepared on a consistent basis with the year–end audited financial statements as of December 31, 2002. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Following is a summary of the Corporation´s most significant accounting policies:

Nature of Operations and Use of Estimates

Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico. The Corporation also engages in mortgage banking and insurance agency services through its non–banking subsidiaries, Santander Mortgage Corporation and Santander Insurance Agency, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Santander Insurance Agency, the Bank and the Bank´s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank of Puerto Rico. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

The Corporation accounts for its goodwill and other intangible assets following the provision of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. The Corporation has defined reporting units based on its reportable segments, following the same logic employed when making operating decisions and measuring performance. The Corporation uses the present value of future cash flows and market price multiples of comparable companies to determine the fair market value of the reporting units. The discount rate employed to estimate the present value of projected cash flows is calculated using the Capital Asset Pricing Model (CAPM). Projected income is adjusted to determine each reporting unit´s total cash flow.

The assumptions incorporated into the model are determined by analyzing the financial results of each reporting unit. Assumptions are based on historical financial results, market conditions and comparable companies, among other factors.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. The Corporation accounts for its derivative instruments following the provisions of Statement of Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. The Corporation engages on a limited basis in derivative financial instruments for trading purposes. SFAS No. 133, as amended establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On the date the Corporation enters into a derivative contract, the derivative instrument is designated as either a fair value hedge, cash flow hedge or as a free–standing derivative instrument. For fair value hedges, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For cash flow hedges, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free–standing derivative instruments, changes in the fair values are reported in current period net income.

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income distributable to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation´s average number of common shares outstanding used in the computation of earnings per common share were 42,398,954 and 43,056,336 for the quarters ended September 30, 2003 and 2002, respectively and 42,428,560 and 43,194,614 for the nine–month periods ended September 30, 2003 and 2002, respectively. Basic and diluted earnings per share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2003 and 2002.

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

SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale–leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. The implementation of SFAS No. 145 did not have a material effect on the Corporation´s consolidated results of operations or consolidated financial position.

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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This Statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, and No. 142. In addition, SFAS No. 147 amends FASB Statement No. 144 to include in its scope long–term customer–relationship intangible assets of financial institutions such as depositor and borrower–relationship intangible assets and credit cardholder intangible assets. The implementation of SFAS No. 147 did not have a material effect on the Corporation´s consolidated results of operations or consolidated financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements for this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The initial recognition and initial measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions is not expected to have a significant effect on the Corporation´s financial condition and results of operations. The disclosure provisions of FIN 45 were effective for financial statements of fiscal years ending after December 15, 2002 and did not have a significant effect on the Corporation´s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity´s expected losses if they occur, receive a majority of the entity´s expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, at the end of the first fiscal year or interim period ending after December 15, 2003. The Adoption of FIN 46 is not expected to have a significant effect on the Corporation´s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149) "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when–issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation´s adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150) "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the Statement as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation´s adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:
September 30, 2003
Gross	Gross	Weighted
Amortized	Unrealized	Unrealized	Fair	Average
Cost	Gains	Losses	Value	Yield
(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 23,995	$ 1	$ –	$ 23,996	0.91%
After one year but within five years	328,853	49	1,562	327,340	1.91%
352,848	50	1,562	351,336	1.84%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,051	–	–	35,051	1.10%
After one year but within five years	10,355	185	–	10,540	3.69%
After five years but within ten years	3,000	80	–	3,080	4.35%
48,406	265	–	48,671	1.86%
Mortgage–backed securities:
Over ten years	1,270,421	13,225	6,171	1,277,475	4.46%
$ 1,671,675	$ 13,540	$ 7,733	$1,677,482	3.83%

December 31, 2002
Gross	Gross	Weighted
Amortized	Unrealized	Unrealized	Fair	Average
Cost	Gains	Losses	Value	Yield
(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 496,741	$ 3	$ 14	$ 496,730	1.38%
After one year but within five years	722,563	3,873	14	726,422	2.12%
1,219,304	3,876	28	1,223,152	1.86%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	35,052	–	7	35,045	1.37%
After one year but within five years	7,385	92	–	7,477	3.53%
After five years but within ten years	5,970	46	–	6,016	4.23%
48,407	138	7	48,538	2.05%
$ 1,267,711	$ 4,014	$ 35	$1,271,690	1.82%

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

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:

	September 30, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 3,008	$ –	$ –	$ 3,008	1.00%
After one year but within five years	783,709	63,965	–	847,674	5.04%
	786,717	63,965	–	850,682	5.03%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,557	58	–	4,615	5.18%
After one year but within five years	16,302	1,007	–	17,309	5.05%
Over ten years	8,571	363	–	8,934	6.44%
	29,430	1,428	–	30,858	5.48%
Mortgage–backed securities:
Within one year	6	–	–	6	9.33%
After one year but within five years	5,808	190	23	5,975	4.80%
After five years but within ten years	7,035	545	–	7,580	9.00%
Over ten years	29,273	533	12	29,794	2.96%
	42,122	1,268	35	43,355	4.23%
Foreign governments:
Within one year	50	–	–	50	7.20%
After one year but within five years	100	–	–	100	7.11%
	150	–	–	150	7.14%

Other securities	28,750	–	–	28,750	0.53%

	$ 887,169	$ 66,661	$ 35	$ 953,795	4.86%

	December 31, 2002
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$ 149,363	$ 88	$ –	$ 149,451	2.35%
After one year but within five years	782,892	67,276	–	850,168	5.04%
	932,255	67,364	–	999,619	5.04%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,104	19	–	4,123	4.79%
After one year but within five years	24,460	760	–	25,220	5.43%
After five years but within ten years	1,159	15	–	1,174	6.79%
Over ten years	11,294	273	–	11,567	6.40%
	41,017	1,067	–	42,084	5.68%

Mortgage–backed securities:
Within one year	13	–	–	13	10.47%
After one year but within five years	7,115	185	–	7,300	3.86%
After five years but within ten years	10,034	789	1	10,822	8.70%
Over ten years	79,474	1,389	38	80,825	3.91%
	96,636	2,363	39	98,960	4.40%
Foreign governments:
Within one year	50	–	–	50	6.20%
After one year but within five years	150	–	–	150	7.14%
	200	–	–	200	6.91%

Other securities	26,250	–	–	26,250	4.87%

	$1,096,358	$ 70,794	$ 39	$ 1,167,113	4.64%

Contractual maturities on certain securities, including mortgage–backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation´s loan portfolio at September 30, 2003 and December 31, 2002 consists of the following:

	September 30, 2003	December 31, 2002
	(In thousands)

Commercial and industrial	$ 2,115,244	$ 1,971,800
Consumer	424,162	525,127
Construction	222,591	309,964
Mortgage	1,032,985	861,324
	3,794,982	3,668,215
Unearned income	(10,246)	(12,945)
Allowance for loan losses	(64,425)	(57,956)
	$ 3,720,311	$ 3,597,314

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:
	For the nine–months ended		For the quarters ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$ 57,956	$ 52,857	$ 61,986	$ 53,259
Provision for loan losses	34,745	45,500	8,965	17,078
	92,701	98,357	70,951	70,337
Losses charged to the allowance:
Commercial	7,024	15,037	1,486	3,616
Construction	499	–	–	–
Consumer	27,949	34,084	7,896	10,799
	35,472	49,121	9,382	14,415
Recoveries:
Commercial	3,054	3,187	1,000	881
Construction	433	14	433	6
Mortgage	7	1	7	1
Consumer	3,702	5,792	1,416	1,420
	7,196	8,994	2,856	2,308
Net loans charged–off	28,276	40,127	6,526	12,107
Balance at end of period	$ 64,425	$ 58,230	$ 64,425	$ 58,230

  Intangible Assets

The Corporation´s other intangible assets are composed principally of mortgage servicing rights. The estimated aggregate amortization expense for each of the five succeeding years and thereafter of these intangible assets is the following, based on current market conditions:

Year	Amortization
2003	$ 220
2004	812
2005	709
2006	709
2007	691
Thereafter	1,740
Total	$ 4,881

7. Borrowings:

Following are summaries of borrowings as of and for the periods indicated:
September 30, 2003
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at period–end	$ 467,000	$ 1,921,893	$ 224,807
Average indebtedness outstanding during the period	$ 299,055	$ 1,446,523	$ 139,673
Maximum amount outstanding during the period	$ 505,000	$ 1,998,660	$ 275,000
Average interest rate for the period	1.21%	3.95%	1.29%
Average interest rate at period end	1.09%	3.24%	1.13%

December 31, 2002
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
(In thousands)
Amount outstanding at year–end	$ 245,960	$ 1,250,039	$ 39,991
Average indebtedness outstanding during the year	$ 331,940	$ 904,012	$ 265,355
Maximum amount outstanding during the year	$ 817,000	$ 1,250,039	$ 724,009
Average interest rate for the year	1.87%	4.98%	1.90%
Average interest rate at year end	1.63%	4.44%	1.51%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:
	September 30,	December 31,
	2003	2002
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$ 197,000	$ 45,960
After thirty to ninety days	45,000	–
Over ninety days	225,000	200,000
Total	$ 467,000	$ 245,960
Securities sold under agreements to repurchase:
Within thirty days	$ 846,887	$ 175,033
Over ninety days	1,075,006	1,075,006
Total	$ 1,921,893	$ 1,250,039
Commercial paper issued:
Within thirty days	$ 149,936	$ 39,991
After thirty to ninety days	74,871	–
Total	$ 224,807	$ 39,991

As of September 30, 2003 and December 31, 2002, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 15.56 months and 27.32 months, respectively.

As of September 30, 2003, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	Fair Value	Weighted
Balance of	of Underlying	Average Maturity
Borrowings	Securities	in Months
(In thousands)
Citigroup	$ 641,415	$ 680,282	7.14
Credit Suisse First Boston Corp.	396,410	434,385	24.73
Federal Home Loan Bank of New York	200,000	240,538	34.20
JP Morgan Securities, Inc.	125,000	143,628	24.98
Lehman Brothers, Inc.	347,156	380,551	92.76
Paine Webber	96,050	99,719	0.26
Wachovia Securities LLC	115,862	116,505	0.30
	$1,921,893	$ 2,095,608

The following investment securities were sold under agreements to repurchase:
	September 30, 2003
	Carrying Value		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 881,677	$ 832,364	$ 939,100	4.43%

Mortgage–backed Securities	1,156,506	1,089,529	1,156,508	4.43%
Total	$ 2,038,183	$ 1,921,893	$ 2,095,608	4.43%

	December 31, 2002
	Carrying Value		Fair Value	Weighted
	of Underlying	Balance of	of Underlying	Average
Underlying Securities	Securities	Borrowings	Securities	Interest Rate
	(In thousands)
Obligations of U.S. Government agencies
and corporations	$ 1,307,391	$ 1,211,340	$ 1,373,830	3.91%

Mortgage–backed Securities	38,632	38,699	39,173	3.81%
Total	$ 1,346,023	$ 1,250,039	$ 1,413,003	3.89%

8. Derivative Financial Instruments:

As of September 30, 2003, the Corporation had the following derivative financial instruments outstanding:

	Notional Value	Fair Value	Gain (Loss) for the nine–month period ended September 30, 2003	Other Comprehensive Income (Loss)* for the nine–month period ended September 30, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (9,525)	$ –	$ 763
FAIR VALUE HEDGES
Interest rate swaps	310,974	(4,161)	(113)	–
OTHER DERIVATIVES
Options	11,870	190	(6)	–
Embedded options on
stock indexed deposits	(11,316)	(189)	(9)	–
Forward foreign currency
exchange contracts	6,579	4	–	1
Interest rate caps and collars	31,421	(460)	57	–
Customer interest rate caps and collars	(31,421)	460	37	–
Customer interest rate swaps	(118,406)	1,949	508	–
Interest rate swaps	118,406	(1,417)	(228)	–
			$ 246	$ 764

* Net of tax

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	–
OTHER DERIVATIVES
Options	11,650	172	(814)	–
Embedded options on
stock–indexed deposits	(11,096)	170	1,978	–
Forward foreign currency
exchange contracts	5,841	2	–	1
Interest rate caps	18,856	(248)	(304)	–
Customer interest rate caps	(18,856)	248	464	–
Customer interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation´s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation´s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature through the year 2005. As of September 30, 2003, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $5.8 million of which the Corporation expects to reclassify into earnings $0.3 million, net of tax, during the next three months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to edge the rollover of a series of fixed–rate short–term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of September 30, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $311.0 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.18% and 4.76%, respectively. As of September 30, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $307.2 million and a $3.6 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the nine–month period ended September 30, 2003, the Corporation recognized a loss of approximately $113,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

As of December 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $332.7 million, maturing through the year 2022. The weighted average rate paid and received on these contracts was 1.61% and 5.09%, respectively. As of December 31, 2002, the Corporation had retail fixed rate certificates of deposit amounting to approximately $327.5 million and a $3.9 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2002, the Corporation recognized a loss of approximately $393,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of the Corporation´s fair value hedges were cancelled, resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor´s 500 index, which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the nine–month period ended September 30, 2003, a loss of approximately $9,000 was recorded on embedded options on stock–indexed deposits and a loss of approximately $6,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock–indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of September 30, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,579,000. As of September 30, 2003, the total amount, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $2,488, net of deferred taxes of $1,591. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank´s position with related and unrelated third parties under substantially the same terms and conditions. For the nine–month period ended September 30, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $374,000 and $434,000, respectively, on these transactions.

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

The following presents financial information of reportable segments as of and for the nine–month periods ended September 30, 2003 and 2002. None of the following items have been added or deducted in the determination of operating segment profits: general corporate expenses and income taxes. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors´ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller´s department.

	September 30, 2003
	(In thousands)
	Retail	Mortgage			Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 153,134	$ 67,063	$ 69,387	$ 33,025	$ (25,527)	$ 297,082
Intersegment revenue	2,849	–	6	854	(3,709)	–
Interest income	126,636	56,301	58,644	252	(2,859)	238,974
Interest expense	32,752	13,492	57,021	138	(2,859)	100,544
Depreciation and amortization	4,885	937	147	10,337	–	16,306
Segment income before provision for income tax	16,849	57,768	(2,589)	(32,566)	(21,819)	17,643
Segment assets	2,938,656	1,414,965	2,798,967	783,235	(767,093)	7,168,730

	September 30, 2002
	(In thousands)

	Retail	Mortgage				Consolidated
	Banking	Banking	Investments	Other	Elimination	Totals

Total external revenue	$ 197,857	$ 64,348	$ 71,252	$ 32,701	$ (28,722)	$ 337,436
Intersegment revenue	2,307	–	50	853	(3,210)	–
Interest income	169,327	57,059	57,904	52	(2,362)	281,980
Interest expense	40,488	11,698	70,870	–	(2,362)	120,694
Depreciation and amortization	5,652	2,722	78	9,879	–	18,331
Segment income before provision for income tax	35,945	53,966	(12,481)	(22,732)	(25,511)	29,187
Segment assets	3,177,438	1,056,328	2,715,415	811,389	(738,007)	7,022,563

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation´s reportable segments in relation to the consolidated totals follows:

	September 30,	September 30,
	2003	2002
	(In thousands)
Revenues–
Total revenues for reportable segments	$ 289,584	$ 333,457
Other revenues	33,025	32,701
Elimination of intersegment revenues	(25,527)	(28,722)
Total consolidated revenues	$ 297,082	$ 337,436

Income before provision for income taxes–
Total profit of reportable segments	$ 72,028	$ 77,430
Other loss	(32,566)	(22,732)
Elimination of intersegment profits	(21,819)	(25,511)
Consolidated income before tax	$ 17,643	$ 29,187

Assets–
Total assets for reportable segments	$7,152,588	$ 6,949,181
Assets not attributed to segments	783,235	811,389
Elimination of intersegment assets	(767,093)	(738,007)
Total consolidated assets	$7,168,730	$ 7,022,563

PART I – ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SANTANDER BANCORP
Selected Financial Data
	Nine–month period ended		Quarter ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2003	2002	2003	2002
CONDENSED INCOME STATEMENTS
Interest income	$ 238,974	$ 281,980	$ 81,412	$ 89,960
Interest expense	100,544	120,694	32,534	39,356
Net interest income	138,430	161,286	48,878	50,604
Gain on sale of securities	10,012	12,230	4	48
Gain on sale of mortgage servicing rights	326	409	142	119
Other income	47,770	42,817	16,705	14,274
Operating expenses	144,150	142,055	48,188	46,145
Provision for loan losses	34,745	45,500	8,965	17,078
Income tax	942	5,594	376	(496)
Net income	$ 16,701	$ 23,593	$ 8,200	$ 2,318
PER PREFERRED SHARE DATA
Outstanding shares:
Average	2,610,008	2,610,008	2,610,008	2,610,008
End of period	2,610,008	2,610,008	2,610,008	2,610,008
Cash Dividend per Share	$ 1.31	$ 1.31	$ 0.44	$ 0.44
PER COMMON SHARE DATA
Net income	$ 0.31	$ 0.47	$ 0.17	$ 0.03
Book value	$ 12.16	$ 12.36	$ 12.16	$ 12.36
Outstanding shares :
Average	42,428,560	43,194,614	42,398,954	43,056,336
End of period	42,398,954	42,751,714	42,398,954	42,751,714
Cash Dividend per Share	$ 0.33	0.33	$ 0.11	$ 0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	3,931,311	4,175,171	3,958,361	3,978,001
Allowance for loan losses	63,491	56,286	66,512	56,923
Earning assets	6,213,677	6,430,786	6,473,193	6,193,642
Total assets	6,534,306	6,774,140	6,789,864	6,571,832
Deposits	3,711,325	4,162,988	3,682,298	4,116,447
Borrowings	2,131,268	1,881,871	2,424,477	1,712,537
Preferred equity	65,250	65,250	65,250	65,250
Common equity	500,312	541,300	487,990	535,319
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	4,036,977	3,898,966	4,036,977	3,898,966
Allowance for loan losses	64,425	58,230	64,425	58,230
Earning assets	6,963,780	6,772,114	6,963,780	6,772,114
Total assets	7,168,730	7,022,563	7,168,730	7,022,563
Deposits	3,691,400	4,599,871	3,691,400	4,599,871
Borrowings	2,753,101	1,648,685	2,753,101	1,648,685
Preferred equity	65,250	65,250	65,250	65,250
Common equity	515,458	528,615	515,458	528,615
SELECTED RATIOS
Performance:
Net interest margin on a tax–equivalent basis	3.24%	3.54%	3.27%	3.38%
Efficiency ratio (1)	72.48%	66.47%	68.68%	68.69%
Return on average total assets (on an annualized basis)	0.34%	0.47%	0.48%	0.14%
Return on average common equity (on an annualized basis)	3.55%	4.98%	5.74%	0.87%
Average net loans/average total deposits	105.93%	100.29%	107.50%	96.64%
Average earning assets/average total assets	95.09%	94.93%	95.34%	94.25%
Average stockholders' equity/average assets	8.66%	8.95%	8.15%	9.14%
Fee income to average assets (annualized)	0.61%	0.61%	0.57%	0.60%
Capital:
Tier I capital to risk–adjusted assets	12.19%	12.31%	12.19%	12.31%
Total capital to risk–adjusted assets	13.44%	13.55%	13.44%	13.55%
Leverage Ratio	8.19%	8.82%	8.19%	8.82%
Asset quality:
Non–performing loans to total loans	2.58%	2.79%	2.58%	2.79%
Annualized net charge–offs to average loans	0.95%	1.27%	0.64%	1.19%
Allowance for loan losses to period–end loans	1.57%	1.47%	1.57%	1.47%
Allowance for loan losses to non–performing loans	60.78%	52.78%	60.78%	52.78%
Allowance for loan losses to non–performing loans plus
accruing loans past–due 90 days or more	58.99%	51.46%	58.99%	51.46%
Non–performing assets to total assets	1.54%	1.80%	1.54%	1.80%
Recoveries to charge–offs	20.29%	18.31%	30.44%	16.01%

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

Critical Accounting Policies

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation's critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation's Form 10–K for the year ended December 31, 2002.

Results of Operations for the Nine–month Period and the Quarter Ended September 30, 2003

Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank) and Santander Insurance Agency, Inc.

Santander BanCorp (the Corporation) reported net income of $16.7 million for the nine–month period ended September 30, 2003, compared with $23.6 million for the same period in 2002. Earnings per common share (EPS) for the nine–month period ended September 30, 2003 were $0.31, based on 42,428,560 average shares. Earnings per common share for the first nine months of 2002 were $0.47, based on 43,194,614 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine–month period ended September 30, 2003 were 0.34% and 3.55%, respectively, compared with 0.47% and 4.98% reported during the same nine–month period of 2002.

The Corporation reported net income of $8.2 million for the third quarter of 2003, compared with $2.3 million for the same period in 2002. Earnings per common share (EPS) for the third quarter of 2003 were $0.17, based on 42,398,954 average shares. Earnings per common share for the third quarter of 2002 were $0.03, based on 43,056,336 average shares outstanding. ROA on an annualized basis and ROE on an annualized basis for the three–month period ended September 30, 2003 were 0.48% and 5.74%, respectively, compared with 0.14% and 0.87% reported during the third quarter of 2002.

Results of operations for the third quarter of 2003 show a significant improvement over the same period in 2002 as well as continued improvement compared to previous quarters of 2003. These improvements are indicative of the Corporation's focus and commitment to improving profitability and market share during 2003.

The improvement in net income for the third quarter of 2003 compared to the same period in 2002 was principally due to an increase in other income and a reduction in the provision for loan losses due to improving asset quality. For the nine–month period ended September 30, 2003 the reduction in net income compared to the same period in 2002 was due principally to lower net interest income and higher operating expenses and was partially offset by a lower provision for loan losses.

Net Interest Income

The Corporation's net interest income for the nine–month period ended September 30, 2003 reached $138.4 million, a decrease of 14.2% over the $161.3 million reported for the same period in 2002. This decrease was due primarily to lower yields on interest earning assets and lower average interest earning assets, partially offset by a reduction in interest bearing liabilities and lower cost of funds. The Corporation's net interest income for the three–month period ended September 30, 2003 reached $48.9 million, a decrease of 3.4 % over the $50.6 million reported for the same period in 2002. This decrease was due to the lower yields on interest earning assets that was partially offset by higher average interest earning assets, together with an increase in average interest bearing liabilities and partially offset by a decrease in the cost of funds. Average interest–earning assets for the nine–month period ended September 30, 2003 decreased by 3.4% when compared to the same period of 2002, principally as a result of a significant decrease in average net loans of $243.9 million during the first nine months of 2003 compared to the same period in 2002. This decrease was offset by a reduction in average interest–bearing deposits of $467.8 million in 2003 when compared to the same period in 2002. The net interest margin on a tax–equivalent basis decreased from 3.38% for the quarter ended September 30, 2002 to 3.27% for the quarter ended September 30, 2003.

For the nine–month period ended September 30, 2003, the net interest margin on a tax–equivalent basis reached 3.24%, a decrease from 3.54% for the same period in 2002. These decreases were primarily due to a reduction in the yield on earning assets as well as a decline in average earning assets, which were partially offset by decreases in the cost of funds and in the cost of funding earning assets. During the nine–month period ended September 30, 2003, compared to the same period in 2002, there was a decrease in the average balance of interest bearing liabilities as a result of the Corporation's positioning with respect to its interest rate gap.

The table on page 35, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter of 2003 and 2002. The table on Interest Variance Analysis – Tax Equivalent Basis on page 23, allocates changes in the Corporation's interest income (on a tax–equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the third quarter of 2003 compared with the third quarter of 2002.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax–exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.4 million and $2.2 million for the quarters ended September 30, 2003 and 2002, respectively. The tax equivalent adjustments for the nine–month periods ended September 30, 2003 and September 30, 2002 were $12.4 million and $9.2 million, respectively.

Interest Income

The Corporation's interest income on a tax equivalent basis decreased $6.3 million, or 6.8% to $85.9 million for the quarter ended September 30, 2003 from $92.1 million for the quarter ended September 30, 2002. The reduction in interest income was attributed to a decrease in the yields of interest earning assets of $9.1 million that was partially offset by an increase of $2.8 million attributed to the higher volume of interest earning assets.

Average interest earning assets increased of 4.5% for the quarter ended September 30, 2003 compared to the third quarter of 2002. This increase was primarily in the investment securities portfolio, which rose 14.1% or $281.2 million for the third quarter of 2003 compared to the same period in 2002. There was also an increase in interest bearing deposits of $18.0 million and a reduction of $19.6 million in average net loans. For the nine–month period ended September 30, 2003, average investment securities reflected an increase of $87.3 million or 4.4%, while average net loans reflected a decrease of 5.8%, when compared to the same period of 2002.

The average yield on earning assets decreased from 5.90% for the quarter ended September 30, 2002 to 5.32% for the quarter ended September 30, 2003. For the nine–month period ended September 30, 2003, the average yield on interest earning assets decreased to 5.41% from 6.05% for the nine months ended September 30, 2002. These decreases were due primarily to the decrease in market rates.

For the nine–month period ended September 30, 2003, interest income on a tax equivalent basis decreased 13.7% or $39.8 million from $291.2 for the nine month period ended September 30, 2002 to $251.3 million for the same period in 2003. This reduction in interest income was attributed to a decrease in the yields of interest earning assets of $29.4 million and a decrease of $10.5 million attributed to a decrease in the volume of interest earning assets.

Interest Expense

The Corporation's interest expense for the quarter ended September 30, 2003 decreased 17.3% to $32.5 million from $39.4 million for the quarter ended September 30, 2002. The reduction in interest expense was attributed to a decrease in the cost of funds of $7.8 million that was partially offset by an increase of $1.0 million attributed to an increase in the volume of interest bearing liabilities. There was a decrease of 14.1% in the average balance of interest bearing deposits during the third quarter of 2003 compared to the same period in 2002. The average cost of interest bearing liabilities also reflected a decrease of 62 basis points to 2.37% for the quarter ended September 30, 2003 compared to 2.99% for the same period in 2002. This decrease is related to the decrease in market rates.

For the nine–month period ended September 30, 2003, interest expense decreased by 16.7%. This decrease was mainly due to a reduction in average interest bearing deposits from $3.5 billion for the nine months ended September 30, 2002 to $3.1 billion for the same period in 2003. Average term and subordinated notes reflected a decrease of $91.2 million from $337.2 million during the nine–month period ended September 30, 2002 to $246.0 million for the same period in 2003 and also contributed to the reduction in interest expense. The shift in deposits from time deposits to savings and NOW accounts, which together with the reduction in higher cost borrowings, had a favorable impact on the Corporation's results of operations during the first nine months of 2003.

The following table allocates changes in the Corporation's interest income, on a tax–equivalent basis, and interest expense for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
Tax Equivalent Basis

	Quarter ended September 30, 2003
	Compared to the quarter ended
	September 30, 2002
	Increase (Decrease) Due to Change In:
	Volume	Rate	Total
	(In thousands)
Interest Income, on a tax equivalent basis:
Federal funds purchased and
securities purchased under
agreements to resell	$ 248	$ (247)	$ 1
Time deposits with other banks	(140)	(125)	(265)
Investment securities	3,031	2,719	5,750
Loans, net	(349)	(11,428)	(11,777)
Total Interest Income, on a tax equivalent basis	2,790	(9,081)	(6,291)
Interest Expense:
Savings and NOW accounts	285	(3,577)	(3,292)
Other time deposits	(3,460)	(1,774)	(5,234)
Borrowings	7,215	(4,129)	3,086
Long–term borrowings	(3,063)	1,681	(1,382)
Total Interest Expense	977	(7,799)	(6,822)
Net Interest Income on a Tax Equivalent Basis	$ 1,813	$ (1,282)	$ 531

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

ALLOWANCE FOR LOAN LOSSES

	For the nine–months ended		For the quarters ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$ 57,956	$ 52,857	$ 61,986	$ 53,259
Provision for loan losses	34,745	45,500	8,965	17,078
	92,701	98,357	70,951	70,337
Losses charged to the allowance:
Commercial	7,024	15,037	1,486	3,616
Construction	499	–	–	–
Consumer	27,949	34,084	7,896	10,799
	35,472	49,121	9,382	14,415
Recoveries:
Commercial	3,054	3,187	1,000	881
Construction	433	14	433	6
Mortage	7	1	7	1
Consumer	3,702	5,792	1,416	1,420
	7,196	8,994	2,856	2,308
Net loans charged–off	28,276	40,127	6,526	12,107
Balance at end of period	$ 64,425	$ 58,230	$ 64,425	$ 58,230

Ratios:
Allowance for loan losses to period–end loans	1.57%	1.47%	1.57%	1.47%
Recoveries to charge–offs	20.29%	18.31%	30.44%	16.01%
Annualized net charge–offs to average loans	0.95%	1.27%	0.64%	1.19%

The Corporation's allowance for loan losses was $64.4 million or 1.57% of period–end loans at September 30, 2003 compared to $58.0 million, or 1.50% of period–end loans at December 31, 2002. The increase in this ratio was partially due to a reduction in net loans charged off. The coverage ratio (allowance for loan losses to nonperforming loans) increased to 60.78% at September 30, 2003, from 46.95% at December 31, 2002. Net charge–offs of $28.3 million for the nine months ended September 30, 2003 were fully offset by a provision for loan losses of $34.7 million. The annualized ratio of net charge–offs to average loans for the nine–month period ended September 30, 2003 decreased to 0.95% from 1.27% for the same period in 2002. For the quarter ended September 30, 2003, the annualized ratio of net charge–offs to average loans decreased to 0.64% from 1.19% for the same period in 2002.

Net charge–offs for the quarter and the nine–month period ended September 30, 2003 are significantly lower than those for the same periods in 2002 due to more stringent lending criteria and continuous monitoring of the loan portfolio. Although consumer loan charge–offs remain high, there has been an improvement in this portfolio during 2003.

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

The following table sets forth the components of the Corporation's other income for the periods indicated:

OTHER INCOME
	For the nine–month periods ended		For the quarters ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)

Service fees on deposit accounts	$ 10,635	$ 11,801	$ 3,500	$ 3,967
Other service fees:
Credit card fees	8,979	9,845	2,966	2,916
Mortgage servicing fees	1,721	1,140	553	491
Trust fees	2,124	1,955	647	635
Other fees	6,182	6,082	2,058	1,934
Gain on sale of securities, net	10,012	12,230	4	48
Gain on sale of mortgage servicing rights	326	409	142	119
Gain (loss) on derivatives	246	(1,352)	4	397
Gain on sale of mortgage loans	6,846	1,364	2,833	740
Gain on mortgage servicing rights recognized	1,215	3,769	–	669
Other gains, net	2,644	1,314	1,824	357
Other	7,178	6,899	2,320	2,168
	$ 58,108	$ 55,456	$ 16,851	$ 14,441

The Corporation's other income for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 reflected an increase of $2.4 million or 16.7%. This increase was principally due to an increase in the gain on sale of mortgage loans of $2.8 million compared to $0.7 million for the same quarter in 2002. There was also a gain of $1.4 million on sale of other real estate owned. These gains were partially offset by a lower gain on derivative transactions of $0.4 million, a decrease in mortgage servicing rights recognized of $0.7 million and a reduction of $0.5 million in service fees on deposit accounts

For the nine–month period ended September 30, 2003 other income reflected an increase of $2.6 million compared with the same period of 2002. This increase was principally due to an increase in the gain on sale of mortgage loans of $5.5 million that was partially offset by lower recognition of mortgage servicing rights of $1.6 million, and a gain on sale of other real estate owned of $1.7 million. These gains were partially offset by lower gains on sales of securities of $2.2 million and lower service fees on deposit accounts.

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

OTHER OPERATING EXPENSES

	For the nine–month periods ended		For the quarters ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Salaries	$ 34,581	$ 35,504	$ 11,508	$ 11,533
Pension and other benefits	23,192	21,873	7,445	7,087
Deferred loan origination costs	(8,560)	(6,044)	(2,975)	(1,823)
Total personnel costs	49,213	51,333	15,978	16,797

Equipment expenses	7,690	8,565	3,178	2,499
Professional fees	10,860	5,519	4,570	1,784
Occupancy costs	9,959	9,821	3,437	3,239
EDP Servicing Expense	13,103	13,805	4,379	4,713
Communications	4,878	4,811	1,715	1,548
Business promotion	3,960	4,822	1,420	1,549
Other taxes	7,183	8,275	2,237	2,536
Amortization of intangibles	3,455	5,767	781	1,691
Printing and supplies	1,088	1,245	334	317
Other operating expenses:
Examinations & FDIC assessment	1,352	1,383	433	385
Transportation and travel	867	965	284	339
REO expenses	896	116	451	103
Provision for REO losses	3,079	683	685	683
All other	26,567	24,945	8,306	7,962
Other Operating Expenses	94,937	90,722	32,210	29,348
Total Operating Expenses	$ 144,150	$ 142,055	$ 48,188	$ 46,145

For the quarter ended September 30, 2003, the Corporation's efficiency ratio on a tax equivalent basis was 68.68% compared to 68.69% for the same period in 2002. For the nine–month periods ended September 30, 2003 and September 30, 2002, theefficiency ratios on a tax equivalent basis were 72.48% and 66.47%, respectively. The 2003 ratios were affected by lower revenues and slightly higher operating expenses.

There was a $2.1 million decrease in personnel costs for the nine–month period ended September 30, 2003 compared to the same period in 2002. The reduction was mainly due to the increase in deferred loan origination costs of $2.5 million resulting from growth in the mortgage lending activity and a decrease in salaries of $0.9 million as a result of a significant reduction in temporary employees expense. The increase of $1.3 million in pension and other benefits was due to increases in commissions of $0.6 million, recruiting expenses of $0.5 million and performance bonuses of $0.4 million. These increases were partially offset by decreases in social security and vacations expense. For the quarter ended September 30, 2003, personnel costs reflected a decrease of $0.8 million due primarily to an increase in deferred loan origination costs.

Other operating expenses increased $4.2 million for the nine–month period ended September 30, 2003 compared to the same period in 2002. This increase was mainly due to increases in professional fees of $5.3 million and in "All Other" of $4.8 million. These increases were partially offset by decreases in amortization of intangibles of $2.3 million, other taxes of $1.1 million, equipment expenses of $0.9 million, business promotion of $0.9 million and EDP servicing expense of $0.7 million. The $5.3 million increase in professional fees was mainly due to the outsourcing of technical services for the oversight, support and maintenance of new information systems implemented in 2002. The increase of $4.8 million in "All Other" was due to higher software amortization expense of $1.6 million related to new information systems implemented in 2002. There was also an increase of $2.4 million for an allowance for disposal costs of repossessed assets, $0.8 million of expenses related to other real estate owned and an increase in the provision for operational errors of $1.1 million. These increases were partially offset by a decrease in credit card processing expenses of $1.2 million. The decrease in amortization of intangibles of $2.3 million was due to lower amortization of mortgage servicing rights of $1.7 million and amortization of core deposits of $0.6 million.

For the quarter ended September 30, 2003, other operating expenses reflected an increase of $2.9 million when compared to the same period in 2002. There were increases of $2.8 million and $0.7 million in professional fees and "All Other", respectively, and $0.7 million in equipment expenses for the same reasons explained above, which were offset by decreases in EDP servicing expense and amortization of intangibles.

Provision for Income Tax

The provision for income tax amounted to $0.4 million for the quarter ended September 30, 2003 compared to an income tax benefit of $0.5 million for the same period in 2002. The increase in the provision for income tax was due to higher pretax earnings in 2003. For the nine–month periods ended September 30, 2003 and September 30, 2002, the provision for income tax amounted to $0.9 million and $5.5 million, respectively. The decrease in the provision for income tax was due to the lower pretax earnings in 2003.

FINANCIAL POSITION – SEPTEMBER 30, 2003

Assets

The Corporation's assets reached $7.2 billion as of September 30, 2003, a 1.5% increase when compared to total assets of $7.1 billion at December 31, 2002. This increase was principally a result of an increase in net loans including loans held for sale of $242.1 million and in the investment portfolio of $196.6 million. These increases were partially offset by a decrease of $268.3 million in cash and cash equivalents.

The composition of the loan portfolio, including loans held for sale, was as follows:
	September 30,	December 31,	Increase
	2003	2002	(Decrease)
	(In thousands)
Commercial, industrial and
agricultural	$ 2,100,966	$ 1,954,256	$ 146,710
Construction	220,947	309,505	(88,558)
Consumer	428,790	530,525	(101,735)
Mortgage	1,350,699	1,058,597	292,102
Gross Loans	4,101,402	3,852,883	248,519
Allowance for loan losses	(64,425)	(57,956)	(6,469)
Net Loans	$ 4,036,977	$ 3,794,927	$ 242,050

Net loans, including loans held for sale, at September 30, 2003 were $4.0 billion, reflecting an increase in the loan portfolio of $242.1 million when compared to $3.8 billion at December 31, 2002. This increase was principally a result of the purchase of a mortgage loan portfolio of $236 million during the first quarter of 2003 together with an increase in commercial loans of $146.7 million offset by reductions in consumer loans of $101.7 million and construction loans of $88.6 million

During the third quarter of 2003, the Corporation sold its software developed for internal use to an affiliate at book value, for approximately $42 million. As a result of this transaction, the Corporation's expense related to the use of this software will be reduced by approximately $4.1 million annually.

The Corporation continues to focus its efforts on recapturing market share with a strong emphasis on commercial lending. Consumer lending will also continue to be a focus of growth for the Corporation. There will be a strong focus on providing quality products to customers designed to meet their personal and business needs, while maintaining a strict lending criteria. This strict lending criteria and strong collection efforts are expected to have a favorable impact on nonperforming assets.

Nonperforming Assets and Past Due Loans

As of September 30, 2003, the Corporation's total nonperforming loans and accruing past due loans (excluding other real estate owned) decreased to $109.2 million or 2.66% of total loans from $127.4 million or 3.31% of total loans as of December 31, 2002. The decrease in nonperforming loans and past due loans was across the board in all portfolios. Nonperforming loans (excluding other real estate owned) at September 30, 2003 decreased to $106.0 million or 2.6% of total loans from $123.4 million or 3.2% of total loans at December 31, 2002. Accruing loans past–due 90 days or more, at September 30, 2003 decreased $0.7 million from $3.9 million at December 31, 2002. The level of nonperforming loans to total loans at September 30, 2003 stood at 2.58% compared to 3.20% at December 31, 2002. Repossessed assets decreased to $4.3 million at September 30, 2003, from $17.6 million at December 31, 2002, as a result of various sales that generated a gain of $1.4 million. As of September 30, 2003 the coverage ratio (allowance for loan losses to total nonperforming loans) improved to 60.78% from 46.95% as of December 31, 2002.

From time to time, the Corporation sells certain nonperforming loans to Crefisa, Inc. ("Crefisa"), an affiliate of the Corporation, at fair value. Such sales amounted to $11.9 million during the first quarter of 2003. There was no gain or loss on this transaction.

The Corporation continuously monitors nonperforming assets and has deployed additional resources to manage the nonperforming loan portfolio.

Nonperforming Assets and Past Due Loans

	September 30	December 31,
	2003	2002
	(Dollars in thousands)

Commercial, Industrial, Construction, and
Lease Financing	$ 31,071	$ 33,192
Agricultural	5,751	6,289
Mortgage	57,725	68,027
Consumer	11,453	15,930
Total Nonperforming Loans	106,000	123,438
Repossessed Assets	4,265	17,563
Total Nonperforming Assets	$110,265	$141,001

Accruing loans past due 90 days or more	$ 3,211	$ 3,928

Nonperforming loans to total loans	2.58%	3.20%
Nonperforming loans plus accruing loans
past due 90 days or more to total loans	2.66%	3.31%
Nonperforming assets to total assets	1.54%	2.00%

Liabilities

As of September 30, 2003, total liabilities reached $6.6 billion, an increase of $100.2 million compared to the December 31, 2002 balance. This increase in total liabilities was principally due to increases in federal funds purchased and other borrowings of $221.0 million, securities sold under agreements to repurchase of $671.9 million and commercial paper issued of $184.8 million and were partially offset by reductions in deposits of $828.3 million and term notes of $168.1 million.

Deposits

At September 30, 2003, total deposits were $3.7 billion, reflecting a decrease of $828.3 million or 18.3% over December 31, 2002. Loss of deposits can be primarily attributed to the Corporation's ongoing monitoring of its liabilities relying heavily on aggressive pricing strategies in line with current market trends. This strategy has resulted in a favorable impact on net interest income. The Corporation has not experienced unwanted loss in deposits or market share. The decrease in deposits was partially offset by an increase in borrowings of $909.6 million. This increase was primarily in securities sold under agreements to repurchase, federal funds purchased and commercial paper. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholders' equity was $580.7 million or 8.1% of total assets at September 30, 2003, compared to $577.3 million or 8.2% of total assets at December 31, 2002. This increase in stockholders' equity was mainly due to an improvement in unrealized net gain on investment securities available for sale and net income for the period and was partially offset by the acquisition of treasury stock and dividends declared and paid.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of October 1st, 2003 and expects to continue to pay quarterly dividends.

On June 17, 2002, the Board of Directors of Santander BanCorp declared a 10% stock dividend on common stock to shareholders of record as of July 9, 2002. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares.

The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2002. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. As of September 30, 2003, a total of 4,011,260 common shares amounting to $67.6 million had been repurchased under these programs. There have been no stock repurchases during the past two quarters of 2003.

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

As of September 30, 2003, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2003 the Corporation continued to exceed the regulatory risk–based capital requirements for well–capitalized institutions. Tier I capital to risk–adjusted assets and total capital ratios at September 30, 2003 were 12.19% and 13.44%, respectively, and the leverage ratio was 8.19%.

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

The combined pension expense for the Plan and the Central Hispano Plan amounted to $2.1 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long–term rate of return on plan assets of 8.5%.

In developing the expected long–term rate of return assumption, the Pension Plan Committee (the "Committee") evaluated input from the Plan's and the Central Hispano Plan's actuaries, economists, and the Corporation's long–term inflation assumptions. Projected returns by such consultants and economists are based on broad equity and bond indices. The expected long–term rate of return on qualified plan assets is based on an asset allocation assumption of approximately 45% with equity managers, with an expected long–term rate of return of 5.7%. Because of market fluctuations and in order to protect the value of plan assets, the actual asset allocation as of December 31, 2002 in the Plan was 42% with equity managers, 54% with fixed income managers and 4% in cash. For the Central Hispano Plan, the corresponding allocations as of December 31, 2002 were 35%, 62% and 3%, respectively.

The Committee expects, however, that the Plan's and the Central Hispano Plan's long–term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. Actual asset allocation is reviewed regularly and investments are periodically rebalanced to the Plan's and the Central Hispano Plan's targeted allocation when considered appropriate. Prospectively the Committee will be reviewing all of the Plan's and the Central Hispano Plan's assumptions including the 8.5% long–term rate of return on plan assets. A downward revision of this rate of return could have an adverse effect on the Corporation's results of operations. The Committee will continue to evaluate the Plan's and the Central Hispano Plan's actuarial assumptions, including the expected rate of return, at least annually, and will adjust it as necessary.

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

The discount rate used for determining future pension obligations is based on a review of long–term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7.50% at December 31, 2001 to 6.75% at December 31, 2002. Due to the effect of the unrecognized actuarial losses and based on an expected rate of return on the Corporation's qualified plan assets of 8.5%, a discount rate of 6.75% and various other assumptions, fiscal 2003 pension expense for the Plan and the Central Hispano Plan is estimated to reach approximately $1.7 million and $1.4 million, respectively. Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the pension plans.

The value of the Plan's assets has decreased from $31.9 million at December 31, 2001 to $26.7 million at December 31, 2002. The value of the Central Hispano Plan's assets has decreased from $29.0 million at December 31, 2001 to $20.9 million at December 31, 2002. The investment performance returns and declining discount rates have changed the Plan's funded status, net of benefit obligations, from a $5.1 million surplus (excess of the fair value of plan assets over PBO) at December 31, 2001 to a $2.5 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002. The investment performance returns and declining discount rates have changed the Central Hispano Plan's funded status, net of benefit obligations, from a $0.7 million surplus (excess of the fair value of plan assets over PBO) at December 31, 2001 to an $8.6 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002.

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

As of September 30, 2003, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the nine–month period ended September 30, 2003	Other Comprehensive Income (Loss)* for the nine–month period ended September 30, 2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (9,525)	$ –	$ 763
FAIR VALUE HEDGES
Interest rate swaps	310,974	(4,161)	(113)	–
OTHER DERIVATIVES
Options	11,870	190	(6)	–
Embedded options on
stock indexed deposits	(11,316)	(189)	(9)	–
Forward foreign currency
exchange contracts	6,579	4	–	1
Interest rate caps and collars	31,421	(460)	57	–
Customer interest rate caps and collars	(31,421)	460	37	–
Interest rate swaps –customer	(118,406)	1,949	508	–
Interest rate swaps	118,406	(1,417)	(228)	–
			$ 246	$ 764

As of December 31, 2002, the Corporation had the following derivative financial instruments outstanding:
	Notional Value	Fair Value	Gain (Loss) for the year ended December 31, 2002	Other Comprehensive Income (Loss)* for the year ended December 31, 2002
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$ 100,000	$ (10,775)	$ (1,347)	$ (2,012)
FAIR VALUE HEDGES
Interest rate swaps	332,687	953	(356)	–
OTHER DERIVATIVES
Options	11,650	172	(814)	–
Embedded options on
stock–indexed deposits	(11,096)	170	1,978	–
Forward foreign currency
exchange contracts	5,841	2	–	1
Interest rate caps	18,856	(248)	(304)	–
Customer interest rate caps	(18,856)	248	464	–
Customer interest rate swaps	85,623	1,345	1,345
Interest rate swaps	85,623	(1,071)	(1,071)
			$ (105)	$ (2,011)
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature through the year 2005. As of September 30, 2003, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $5.8 million of which the Corporation expects to reclassify into earnings $0.3 million, net of tax, during the next six months. As of December 31, 2002, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $6.6 million. In addition to the cash flow hedge of $100 million of interest rate swaps originated during July 2000, the Corporation swapped $40 million during 2002 and $835 million during 2001 to hedge the rollover of a series of fixed–rate short–term debt instruments and these swaps were designated as cash flow hedges. During 2002, $875 million of these cash flow hedges were cancelled due to the fact that the forecasted timing of rate increases did not occur within the time frame expected by management. A loss of $1,347,000 was recognized on the cancellation of these swaps.

As of September 30, 2003, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $311.0 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.18% and 4.76%, respectively. As of September 30, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $307.2 million and a $3.6 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the nine–month period ended September 30, 2003, the Corporation recognized a loss of approximately $113,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

As of December 31, 2002, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $332.7 million, maturing through the year 2022. The weighted average rate paid and received on these contracts was 1.61% and 5.09%, respectively. As of December 31, 2002, the Corporation had retail fixed rate certificates of deposit amounting to approximately $327.5 million and a $3.9 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2002, the Corporation recognized a loss of approximately $393,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income. Also, during 2002, $50 million of the Corporation's fair value hedges were cancelled, resulting in a gain of $37,000.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits, however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the nine–month period ended September 30, 2003, a loss of approximately $9,000 was recorded on embedded options on stock–indexed deposits and a loss of approximately $6,000 was recorded on the option contracts. For the year ended December 31, 2002, a gain of approximately $1,978,000 was recorded on embedded options on stock–indexed deposits and a loss of approximately $814,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of September 30, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,579,000. As of September 30, 2003, the total amount included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $2,488, net of deferred taxes of $1,591. As of December 31, 2002, the Corporation had foreign currency exchange forwards with a notional amount of $5,841,000. For the year ended December 31, 2002, the Corporation recorded a gain of $2,042, net of the related tax liability of $796 in other comprehensive income (loss).

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the nine–month period ended September 30, 2003 and the year ended December 31, 2002, the Corporation recognized a net gain of $374,000 and $434,000, respectively, on these transactions.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	Quarter ended			Quarter ended
(Dollars in thousands)	September 30, 2003			September 30, 2002
		Interest on a			Interest on a
	Average	Tax Equivalent	Average	Average	Tax Equivalent	Average
	Balance	Basis	Rate	Balance	Basis	Rate

ASSETS

Interest bearing deposits	$ 48,293	$ 86	0.71%	$ 103,735	$ 351	1.34%
Federal funds sold and securities purchased
Under agreements to resell	184,412	499	1.07%	111,000	498	1.78%
Total interest bearing deposits	232,705	585	1.00%	214,735	849	1.57%

U.S.Treasury securities	38,616	103	1.06%	332,587	1,418	1.69%
Obligations of other U.S. government
agencies and corporations	1,153,224	15,170	5.22%	1,321,421	14,664	4.40%
Obligations of government of Puerto Rico
and political subdivisions	30,753	649	8.37%	41,475	813	7.78%
Collateralized mortgage obligations and
mortgage backed securities	1,030,023	9,602	3.70%	229,008	2,874	4.98%
Other	29,511	448	6.02%	76,415	453	2.35%
Total investment securities	2,282,127	25,972	4.52%	2,000,906	20,222	4.01%

Loans (net of unearned income)	3,958,361	59,295	5.94%	3,978,001	71,072	7.09%

Total interest earning assets/ interest income	6,473,193	85,852	5.32%	6,193,642	92,143	5.90%

Non–interest earning assests	316,671			378,190

Total	$ 6,789,864	$ 85,852		$ 6,571,832	$ 92,143

LIABILITIES AND STOCKHOLDERS EQUITY

Savings and NOW accounts	$ 1,840,672	5,846	1.26%	$1,783,193	9,138	2.03%
Other time deposits	1,181,788	6,942	2.33%	1,734,187	12,176	2.79%
Borrowings	2,282,472	16,832	2.93%	1,390,277	13,746	3.92%
Term Notes	142,006	2,914	8.14%	322,260	4,296	5.29%
Total interest bearing liabilities/interest expense	5,446,938	32,534	2.37%	5,229,917	39,356	2.99%

Non–interest bearing liabilities	789,686			741,346

Total liabilities	6,236,624			5,971,263

Stockholders' Equity	553,240			600,569

Total	$6,789,864			$6,571,832

Net interest income		$ 53,318			$ 52,787

Cost of funding earning assets			1.99%			2.52%
Net interest margin			3.27%			3.38%

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

The Corporation's policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation's asset and liability management policies are developed and implemented by its Asset and Liability Committee ("ALCO"), which is composed of senior members of the Corporation including the President, Chief Accounting Officer, Treasurer and other executive officers of the Corporation. In addition, the Corporation's Chief Accounting Officer reports monthly to the ALCO on the status of all open positions of the Corporation. The ALCO reports on a monthly basis to the members of the Bank's Board of Directors.

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

The Corporation's one–year cumulative GAP position at September 30, 2003, was negative $907.4 million or 12.7% of total assets. This is a one–day position that is continually changing and is not indicative of the Corporation's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at September 30, 2003 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.
	As of September 30, 2003
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:	(In thousands)
Investment Portfolio	$ 93,853	$ 13,564	$ 713,095	$1,626,813	$ 88,613	$ –	$ 28,713	$2,564,651
Deposits in Other Banks	234,236	–	–	–	–	–	127,916	362,152
Loan Portfolio
Commercial	1,381,616	192,118	164,153	163,721	105,315	18,241	75,802	2,100,966
Construction	154,099	1,812	6,687	21,742	9,818	14,904	11,885	220,947
Consumer	141,190	71,128	139,303	61,618	6,976	52	8,523	428,790
Mortgage	138,781	147,491	360,574	273,409	401,725	15,865	12,854	1,350,699
Fixed and Other Assets	–	–	–	–	–	–	140,525	140,525
Total Assets	2,143,775	426,113	1,383,812	2,147,303	612,447	49,062	406,218	7,168,730

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	(224,807)	–	–	–	–	–	–	(224,807)
Repurchase Agreements	(946,887)	–	(525,000)	(250,006)	(200,000)	–	–	(1,921,893)
Federal Funds	(442,000)	–	(25,000)	–	–	–	–	(467,000)
Deposits
Certificates of Deposit	(539,673)	(159,435)	(161,278)	(122,738)	(191,130)	(13,617)	–	(1,187,871)
Demand Deposits and Savings Accounts	(181,935)	(392,929)	(480,067)	(782,154)	–	–	–	(1,837,085)
Transactional Accounts	(314,183)	–	–	(375,856)	–	–	–	(690,039)
Senior and Subordinated Debt	(21,600)	(50,000)	(12,000)	–	–	(55,801)	–	(139,401)
Other Liabilities and Capital	–	–	–	–	–	–	(700,634)	(700,634)
Total Liabilities and Capital	(2,671,085)	(602,364)	(1,203,345)	(1,530,754)	(391,130)	(69,418)	(700,634)	(7,168,730)
Off–Balance Sheet Financial Information
Interest Rate Swaps (Assets)	209,830	21,585	43,393	127,677	213,759	31,542	–	647,786
Interest Rate Swaps (Liabilities)	(413,665)	(21,585)	(112,466)	(47,219)	(21,309)	(31,542)	–	(647,786)
Cap's (Assets)	31,421	–	–	31,421	–	–	–	62,842
Cap's Final Maturity (Liabilities)	(31,421)	–	–	(31,421)	–	–	–	(62,842)
Positive (Negative) GAP	(731,145)	(176,251)	111,394	697,007	413,767	(20,356)	(294,416)	–
Cumulative GAP	$ (731,145)	$ (907,396)	$ (796,002)	$ (98,995)	$314,772	$294,416	$ –	$ –

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

Risk management policy and procedures establish a risk tolerance loss limit of 5.0% for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates. As of September 30, 2003, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $10.6 million which represents a 4.7% decrease in net interest income, which is below the established 5.0% loss limit. The Corporation has also established a risk tolerance limit of 9.0% for net interest income in a scenario of a 200 basis points (2.0%) increase in market rates. As of September 30, 2003, it was determined that the Corporation had a potential loss in net interest income of approximately $19.1 million, which represents an 8.4% decrease in net interest income, which is below the established 9.0% loss limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The principal sources of funding for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the interbank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short–term and long–term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2003 the Corporation had $1.9 billion in unsecured lines of credit ($1.8 billion available) and $4.1 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2003, the Corporation had a liquidity ratio of 19.6%. At September 30, 2003, the Corporation had total available liquid assets of $988 million. The Corporation believes it has sufficient liquidity to meet current obligations.

PART I. ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10–Q, the Corporation's management, including the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a–14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer (as the Corporation's principal financial officer) concluded that the design and operation of these disclosures controls and procedures were effective.

Changes in Internal Controls

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's internal controls, during the fiscal quarter covered by this Quarterly Report on Form 10–Q.

PART II – OTHER INFORMATION

ITEM I – LEGAL PROCEEDINGS

The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse .
effect on the consolidated results of operations or consolidated financial condition of the Corporation.

ITEM 2 – CHANGES IN SECURITIES
Not applicable
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5 – OTHER INFORMATION
Not applicable
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8–K
A. Exhibit No.		Exhibit Description	Reference
1. Agreement and Plan of Merger–Banco Santander Puerto Rico and
		Santander Bancorp	a.
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
		Central Hispano, S.A.	b.
	1.	Articles of Incorporation	c.
	2.	Bylaws	d.
	1.	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
		Monthly Income Preferred Stock, Series A	e.
	2.	Offering Circular for $25,000,000 AFICA Loan Program	f.
	3.	Bank Notes Program and Distribution Agreement	g.
	4.	Offering Circular for $26,000,000 AFICA Loan Program	h.
(4.5)	Offering Circular for $25,000,000 AFICA Loan Program		i.
	1.	Contract for Systems Maintenance between ALTEC and Banco Santander
		Puerto Rico	j.
	2.	Deferred Compensation Contract – Benito Cantalapiedra	k.
	3.	Deferred Compensation Contract – María Calero	l.
	4.	Employment Contract – Carlos García	m.
	5.	Employment Contract – Roberto Córdova	n.
	6.	Employment Contract – Rafael Saldaña	o.
	7.	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank
		of Puerto Rico and Santander Investment International Bank, Inc	p.
(10.8)	Employment Contract – José Ramón González		q.
	(31.1)	Rule 13a–14(a) Certification from the Chief Executive Officer	Exhibit 31.1
	(31.2)	Rule 13a–14(a) Certification from the Chief Accounting Officer	Exhibit 31.2
	1.	Section 1350 Certification from the Chief Executive Officer and the
		Chief Accounting Officer	Exhibit 32.1

	a.	Incorporated by reference to Exhibit (2.0) of the 1999 Third Quarter Form 10Q
	b.	Incorporated by reference to Exhibit (2.1) of the 2000 10K
	c.	Incorporated by reference to Exhibit (3.1) of the 1998 form 10K
	d.	Incorporated by reference to Exhibit (3.2) of the 1998 form 10K
	e.	Incorporated by reference to Exhibit (4.1) of the 1998 form 10K
	f.	Incorporated by reference to Exhibit (10.1) of the 1999 Third Quarter Form 10Q
	g.	Incorporated by reference to Exhibit (10.2) of the 1999 Third Quarter Form 10Q
	h.	Incorporated by reference to Exhibit (4.4) of the 2000 10K
	I.	Incorporated by reference to Exhibit (4.5) of the 2001 10K
	j.	Incorporated by reference to Exhibit (10.1) of the 2002 10K
	k.	Incorporated by reference to Exhibit (10.2) of the 2002 10K
	l.	Incorporated by reference to Exhibit (10.3) of the 2002 10K
	m.	Incorporated by reference to Exhibit (10.4) of the 2002 10K
	n.	Incorporated by reference to Exhibit (10.5) of the 2002 10K
	o.	Incorporated by reference to Exhibit (10.6) of the 2002 10K
	p.	Incorporated by reference to Exhibit (10.7) of the 2003 Second Quarter Form 10Q
	q.	Incorporated by reference to Exhibit (10.8) of the 2003 Second Quarter Form 10Q

B.	Reports on Form 8–K – The Corporation filed one report on Form 8–K during the quarter ended September 30, 2003.
Items Reported – July 17, 2003
Item 12 – Santander Bancorp reported its financial results for the second quarter of 2003.
Item 12(c) –– Exhibit 99.1 Press Release issued July 16, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP
Name of Registrant

Date:	November 10, 2003	By:/s/ José Ramón González
President and Chief Executive Officer

Date:	November 10, 2003	By:/s/ María Calero
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
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) for the registrant and have:
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

Date:	November 10, 2003	By:/s/ José Ramón González
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
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) for the registrant and have:
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

Date:	November 10, 2003	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer

    Exhibit 32.1

    CERTIFICATION

    Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

    The certification set forth below is being submitted in connection with the September 30, 2003 10Q report (the "Report") for the purpose of complying with Rule 13a–14(b) or Rule 15d–14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

    José Ramón González, the Chief Executive Officer and María Calero, the Chief Accounting Officer of Santander BanCorp, each certifies that, to the best of their knowledge:

              the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Exchange Act; and
              the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Santander BanCorp.

By:/s/ José Ramón González
President and Chief Executive Officer

By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer