Form 10-K
period 2003-12-31
SANTANDER BANCORP
filed 2004-03-16
CIK 1099958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2003

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

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Corporation was required to file such reports) and has been subject to such filing requirement for the past 90 days. Yes      X      No______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      X      No______

As of March 9,2004 the Corporation had 42,398,954 shares of common stock outstanding.  The aggregate market value of the common stock held by non-affiliates of the Corporation was $134,657,544 based upon the reported closing price of $27.77 on the New York Stock Exchange on that date.

___________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated herein by reference to Item I of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

Portions of the Corporation’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Item 10 through 13 of Part III.

SANTANDER BANCORP

CONTENTS

PART I

	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II

	Item 5.	Market for Registrant's Common Equity and Related Stockholders’ Matters
	Item 6.	Selected Financial Data
	Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures

PART III

	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Audit Fees

PART IV

	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Santander BanCorp

PART I
	ITEM 1.	BUSINESS

                General

Santander  BanCorp  (the “Corporation”)  is a publicly owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly,  subject to the supervision  and regulation by the Federal Reserve Board.  The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico (Puerto Rico or the Island) to serve as the financial holding company for Banco Santander Puerto Rico  ("Banco Santander" or the  "Bank").  The Corporation was incorporated in 2000 under the laws of the Commonwealth of Puerto Rico.

                The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions with a network of 66 branches and 141 ATMs.  As of December 31, 2003 the Bank had total assets of approximately $7.4 billion, total deposits of $4.1 billion and stockholders’ equity of $480.8 million.  The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Commissioner”).  It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation (“Santander Mortgage”), which has nine offices in Puerto Rico.

The Corporation’s subsidiary, Santander Insurance Agency (“SIA”) was organized during the year 2000 as Santander BanCorp became the first financial holding company in Puerto Rico to have a subsidiary licensed as an insurance agency by the Insurance Commissioner of Puerto Rico to offer this service on the Island. This was a result of the Gramm-Leach-Bliley Act that authorized financial holding companies to enter into the insurance business. SIA was licensed by the Insurance Commissioner of Puerto Rico, both as a corporate and general agent during the fourth quarter of 2000.

During the fourth quarter of 2001, the Corporation obtained regulatory approval to open an international banking entity, Santander International Bank of Puerto Rico, Inc. (SIB), under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”).  SIB is a wholly owned subsidiary of Banco Santander and was created for the purpose of providing specialized products and services to foreign customers.

The Corporation acquired Santander Securities Corporation and its subsidiary, Santander Asset Management, at year-end.  This acquisition has positioned the Corporation as a full service provider of a broad range of financial services under the Santander Group umbrella.  Santander Securities is the second largest securities broker-dealer in Puerto Rico with approximately $5.9 billion in assets under management, composed of over $3.7 billion in customer assets at the retail broker-dealer and $2.2 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management Corporation (“SAM”).

                Banco Santander Central Hispano, S.A. (“Santander Central Spain”) currently owns 89% of the Corporation, directly and through its subsidiaries. Santander Central Spain (SAN.MC, STD.N) is the main financial group (Santander Group or Group) in Spain and Latin America, and the second in the Euro Zone by market capitalization. Founded in 1857, it has forged important business initiatives, including a 15-year old alliance with The Royal Bank of Scotland.  Santander Central Spain also owns the third largest financial group in Portugal, as well as Santander Consumer Finance, a leading consumer finance franchise in Germany, Italy and six other European countries.

In Latin America, the Santander Group is the leading banking franchise. In this region, the Group manages a business volume (in loans, deposits and on and off-balance sheet funds) of approximately 100,000 million in Euros, maintains 4,000 offices, 12 million individual clients and over half a million business clients.  In 2003, the Santander Group obtained a net attributable income of US$1,489 million from Latin America, a 14.3% increase over the year 2002.

                The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 759-7070.  The Corporation’s Internet web site is http://www.Santandernet.com.

The Corporation’s business is described on pages 10 to 22 of the Annual Report for the year ended December 31, 2003, which is incorporated herein by reference.

Forward Looking Statements

                When used in this Form 10-K or future filings by Santander BanCorp with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to” , “will continue” , “is anticipated”, “estimate”, “project”, “believe” , or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

            The future results of the Corporation could be affected by subsequent events and could differ materially from those expressed in forward-looking statements. If future events and actual performance differ from the Corporation’s assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

            The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

REGULATION AND SUPERVISION

Holding Company Operations – Federal Regulation

General

Bank Holding Company Activities and Other Limitations.The Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking, or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.

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

                The Gramm-Leach-Bliley Act and the regulation enacted and promulgated under the Act have revised and expanded the existing provisions of the Bank Holding Company Act by permitting a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements provide that in order for a bank holding company to elect to be treated as a financial holding company (and to maintain such treatment) all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed.

On May 15, 2000, the Corporation elected to become a financial holding company under the provisions of the Gramm-Leach Bliley Act.

            Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or to the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be "financial in nature": (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities.  Santander Insurance Agency, which is a wholly-owned subsidiary of the Corporation, offers insurance agency services. Santander Securities, which is also a wholly-owned subsidiary of the Corporation, offers securities brokerage, dealing and underwriting services.

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

                Under the Gramm-Leach-Bliley Act, if the Corporation fails to meet any of the requirements for being a financial holding company and is unable to cure such deficiencies within certain prescribed periods of time, the Federal Reserve Board could require the Corporation to divest control of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.

  USA Patriot Act

                Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Corporation and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.  Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.

                The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

                Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institutions.  The Corporation and the Bank have adopted appropriate policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.  The Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation.

Privacy Policies

                Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish policies and procedures to protect customer data from unauthorized access.  The Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the Gramm-Leach-Bliley Act and the regulations issued thereunder.

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

At present, the principal source of funds for the Corporation is dividends declared and paid by the Bank. The ability of the Bank to declare and pay dividends on its common stock is restricted by the Puerto Rico Banking Law (the “Banking Law”), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank's capital account. The Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

In general terms, the Federal Deposit Insurance Act and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

Federal Home Loan Bank System

        Banco Santander is a member of the Federal Home Loan Bank (FHLB) system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (FHFB).  The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions.  They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the boards of directors of each regional FHLB.

        The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations.  All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank.  As of December 31, 2003 the Bank had $15.0 million in FHLB’s capital stock.

Limitations on Transactions with Affiliates.

Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company (or by the ultimate parent company of such bank holding company) are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

The Federal Reserve Board has adopted a new regulation, Regulation W, effective April 1, 2003, that deals with the provisions of Sections 23A and 23B.  The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Capital Requirements.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2003, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

Sarbanes-Oxley

            On July 20, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”), which implemented legislative reforms intended to address corporate and accounting fraud.  SOA contains reforms of various business practices and numerous aspects of corporate governance.  Most of these requirements have been implemented pursuant to regulations issued by the Securities and Exchange Commission (the “SEC”). The following is a summary of certain key provisions of SOA.

                SOA provides for the establishment of the new Public Company Accounting Oversight Board (PCAOB) that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies. SOA imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee.  In addition, SOA makes certain changes to the requirements for partner rotation after a period of time.  SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  In addition, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

                Under this law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted.  In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers required to report changes in ownership in a company’s securities must now report within two business days of the change.

                SOA also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (“RPAF”).  Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies will be required to disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company.  Audit committees must establish procedures for receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.  It is the responsibility of the audit committee to hire, oversee and work on disagreements with Company’s independent auditor.

A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company's chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  SOA also has provisions relating to inclusion of internal control report and assessment by management in the annual report to stockholders.  The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.  In addition, SOA requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a  RPAF in accordance with generally accepted accounting principles and rules and regulations of the SEC.

                Although the Corporation anticipates that it will incur additional expense in complying with the provisions of SOA and the regulations issued thereunder, management does not expect that such compliance will have a material impact on the Corporation’s financial condition or results of operations.

Bank Operations

   General

                Banks are extensively regulated under federal and state law.  References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations.  Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Corporation, the Bank or Santander Central Spain.  However, management is not aware of any current recommendations by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Bank or the Corporation.

                The Bank is incorporated under the Banking Law of Puerto Rico, a “state bank” and an “insured depository institution” under the Federal Deposit Insurance Act (“FDIA”), and a “foreign bank” within the meaning of the International Banking Act of 1978 (“IBA”).   The Bank is subject to extensive regulation and examination by the Commissioner, the FDIC, and certain requirements established by the Federal Reserve.  The federal and Puerto Rico laws and regulations that apply to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

                As a creditor and financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).

                There are periodic examinations by the Commissioner and the FDIC to test the Bank’s compliance with various statutory and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  In addition, certain actions are required by statute and implementing regulations.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

                Any change in statutory and regulatory requirements whether by the Commissioner, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation cannot determine the ultimate effect of such potential legislation, if enacted, or implementing regulations, would have upon the Corporation’s final condition or results of operations.

Ownership and Control

                Because of the Bank’s status as a bank, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”).  Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert).  Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof.  Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.  The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.  The FDIC’s regulations implementing the CBCA are generally similar to those described above.

                The Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Bank Operations-Puerto Rico Regulation.”

FDIC Capital Requirements

                Under authority granted in the FDIA, the FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that are not members of the Federal Reserve System.  For purposes of the FDIA, Puerto Rico is treated as a state and the Bank as such is a state-chartered non-member bank.

                The FDIC’s capital regulations establish a minimum leverage capital requirement for state-chartered non-member banks.  For the most highly-rated banks the requirement is 4% Tier I capital, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, nonmember banks, which effectively increases the minimum Tier I leverage ratio for such other bank from 4% to 5% or more.  Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System.  Tier I leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

                The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%.  Under the standards the FDIC applies, the Bank’s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item.  The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard.  The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses.  Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.  As of December 31, 2003, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

                In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank.  Under the final rule, the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy.  In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy.  Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances.  The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and comprehensive risk management process that effectively identifies, measures, monitors and controls such interest rate risk.

                Failure to meet capital guidelines could subject an insured bank like the Bank to a variety of prompt corrective actions and enforcement remedies under the FDIA (as amended by FDICIA), including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, and are subject to growth limitations and are required to submit capital restoration plans.

                At December 31, 2003, the Bank was well capitalized.  Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.

    Cross-Guarantees

                Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.  In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.  The Bank is currently the only FDIC insured depository institution controlled by Santander Central Spain.

FDIC Deposit Insurance Assessments

                The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund (“BIF”).  Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund (“SAIF”).  As of December 31, 2003, the Bank had a BIF deposit assessment base of approximately $3.0 billion, and a SAIF deposit assessment base of approximately $0.5 billion.

                Pursuant to certain provisions of FDICIA, the FDIC has adopted a risk-based assessment system, under which the deposit insurance assessment rate for an insured depository institution varies according to the level of risk incurred in its activities.  An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  Each insured depository institution is also assigned to one of the following “supervisory subgroups”:  “A”,  “B” or “C”.  Group “A” institutions are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

                The Bank was classified as a well-capitalized institution as of December 31, 2003.  The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.

                On June 30, 1996, the Deposit Insurance Funds Act of 1996 (“DIFA”) was enacted and signed into law as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996.  DIFA established the framework for the eventual merger of the BIF and the SAIF into a single Deposit Insurance Fund.  It repealed the statutory minimum premium and, under implementing FDIC regulations promulgated in 1997, premiums assessed by both the BIF and the SAIF are to be assessed using the matrix described above at a rate between 0 cents and 27 cents per $100 of deposits.  That is a temporary rate schedule that would automatically increase by 4 cents across the board if the BIF’s designated reserve ratio fell below the FDIA statutory target ratio.

                DIFA also separated, effective January 1, 1997, the Financing Corporation (“FICO”) assessment to service interest on its bond obligations from the BIF and SAIF assessments.  The amount assessed on individual institutions by the FICO were in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules.  The FICO rate on BIF-assessable deposits was one-fifth the rate on SAIF-assessable deposits until the insurance funds were merged. The current FICO annual assessment rate is 1.54 cents per $100 of deposits.

                The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.   It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance.  Management is aware of no existing circumstances which would result in termination of the Bank’s insurance.

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

Community Reinvestment

                Under the Community Reinvestment Act (“CRA”), each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including application for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  The Bank received a rating of  “outstanding” as of the most recent CRA report issued by the FDIC.

Brokered Deposits

                FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks.  Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.  The Bank does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of the Bank, which is currently a well-capitalized institution.

Federal Limitations on Activities and Investments

                The equity investments and activities as a principal of FDIC-insured state-chartered banks such as the Bank are generally limited to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  However, an insured state bank is not prohibited from, among other things,  (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures director’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.  In addition, an insured state-chartered bank may not, directly or indirectly through a subsidiary, engage as principal in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank that is directly or indirectly engaged in any activity that is not permitted for a national bank must cease such impermissible activity.

Interstate Branching

                Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers.  Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state of which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law.  If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

                For purposes of the Riegle-Neal Act’s amendments to the FDIA, the Bank is treated as a state bank and is subject to the same restriction on interstate branching as other state banks.  However, for purposes of the IBA, the Bank is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in the Bank’s home state.  It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or to which “home state” determination rules will apply.

     Banking Operations-Puerto Rico Regulation

    General

                As a commercial bank organized under the laws of Puerto Rico the Bank is subject to the supervision, examination and regulation of the Commissioner, pursuant to the Banking Law.

                Section 12 of the Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank.  Under Section 12, a change of control is presumed to occur if a person or a group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank.  The Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company.  Under the Puerto Rico Banking Act, the determination of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

                Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of:  (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50% of the commercial bank’s retained earnings; and (iv) any other components that the Commissioner may determine from time to time.  As of December 31, 2003, the legal lending limit for the Bank under this provision was approximately $52.2 million.  If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time.  There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

                Section 17 of the Banking Law also prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock in connection therewith, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith.  The stock so purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.

                Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank.  As of December 31, 2003, the Bank had an adequate reserve fund established.

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

    IBC Act

                Santander International Bank, an international banking entity, is subject to supervision and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”).  Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE.  The IBC Act and the regulations issued thereunder by the Commissioner (the IBC Regulations) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.  The IBC Act further provides that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities in Puerto Rico.

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

Pursuant to the IBC Act, Santander International Bank must maintain its original accounting books and records in its principal place of business in Puerto Rico. Santander International Bank is also required to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

The IBC Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBC Act, the IBC Regulations, or the terms of its license, or if the Commissioner finds that the business of the IBE is conducted in a manner not consistent with the public interest.

    Mortgage Banking Operations

                Santander Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Santander Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements.  Santander Mortgage’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Santander Mortgage is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products.  Although Santander Mortgage believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting Santander Mortgage’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Santander Mortgage.

                Section 5 of the Puerto Rico Mortgage Banking Law requires the prior approval of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law.  For purposes of the Puerto Rico Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution.  The Puerto Rico Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change in control.

Broker Dealer Operations

                Santander Securities is registered as a broker-dealer with the SEC and the Commissioner, and is also a member of the National Association of Securities Dealers, Inc. (the “NASD”).  As a registered broker-dealer, it is subject to regulation and supervision by the SEC, the Commissioner and the NASD in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers.  In particular, Santander Securities is subject to the SEC’s net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain regulatory capital in relation to their liabilities and the size of their customer business.

Insurance Agency Operations

                Santander Insurance Agency is registered as a corporate agent and general agency with the office of the Commissioner of Insurance of Puerto Rico (the “Insurance Commissioner”).  Santander Insurance Agency is subject to regulation and supervision by the Commissioner relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.

ITEM 2. PROPERTIES

                As of December 31, 2003, the Corporation owned twenty-one facilities, which consisted of three office buildings, eleven branches and seven parking lots.  In addition, the Corporation leases sixty-seven facilities in Puerto Rico.  There are fifty-six leased branch premises, while warehouse space is rented in one location.  The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.  The principal properties owned by Santander BanCorp for banking operations and other services are described below:

Banco Santander Main Building,a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico.  Banco Santander is the sole occupant.

Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico.  Private banking, investments, legal, compliance, auditing, administrative services, corporate services and trust are the main activities conducted at this facility.  Approximately 8.8% of the space is leased to non-affiliates tenants or affiliates.  Leases to affiliates were made at prevailing market rates.

Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico.  The main activities conducted in this building are operations, management information systems, accounting and consumer banking.  One story of this building is occupied by Scandata personnel for the data processing and proof and transit functions.

ITEM 3. LEGAL PROCEEDINGS

                There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Santander BanCorp’s Common Stock, $2.50 par value (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "SBP", and on the Madrid Stock Exchange (LATIBEX) under the symbol “XSBP”, respectively. The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NYSE during such periods after giving retroactive effect to the 2002 stock dividend.

Year	Calendar Quarter	Price Range High Low
2003	1st	14.02	12.29
	2nd	16.52	13.30
	3rd	20.15	16.11
	4th	25.99	19.19

2002	1st	18.60	17.14
	2nd	19.67	15.50
	3rd	18.05	12.00
	4th	13.96	11.42

2001	1st	17.95	16.99
	2nd	17.95	17.01
	3rd	18.15	16.91
	4th	18.14	17.00

As of December 31, 2003 the approximate number of record holders of the Corporation's Common Stock was 157, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $24.35 per share.

  Dividend Policy and Dividends Paid

                The payment of dividends by the Corporation will depend on the earnings, cash position and capital needs of the Bank, its subsidiaries, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.  The ability of the Corporation to pay dividends may be restricted also by various regulatory requirements and policies of regulatory agencies having jurisdiction over the Corporation and the Bank.

                Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor.  The Corporation currently pays regular quarterly cash dividends. During 2001, 2002 and 2003, the Corporation declared and paid quarterly cash dividends of $0.11 per share for an annual dividend payment to common stockholders of $17.5 million in 2001,  $17.7 million in 2002 and $19.1 million in 2003 or $0.44 per share.

                On June 17, 2002, the Board of Directors of the corporation authorized a 10% stock dividend on common stock to shareholders of record as of July 9, 2002 amounting to 3,925,344 common shares.  The common stock dividend was distributed on July 31, 2002.  Cash was paid in lieu of fractional shares.

ITEM 6.  SELECTED FINANCIAL DATA

                The information required by this item appears in the table under the caption “Selected Consolidated Financial Information” on pages F-1 and F-2 of the 2003 Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                The information required by this item appears on pages F-4 through F-20 of the 2003 Annual Report under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (MD&A), and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The information regarding the market risk of the Corporation appears in the MD&A on pages F-20 through F-29 of the 2003 Annual Report, under the caption “Market Risk and Interest Rate Sensitivity” and is incorporated herein by reference. The table under the caption “Maturity and Interest Rate Sensitivity of Interest Earnings Assets as of December 31, 2003 on page F-24 in the MD&A, has been prepared on the basis of contractual maturities.  The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The information required by this item appears on pages F-31 through F-72 under the caption “Consolidated Financial Statements”, and page F-29 under the caption “Selected Statistical Information”, in the 2003 Annual Report and is incorporated herein by reference.  Selected quarterly results (unaudited) appear on Note 26 to the Audited Consolidated Financial Statements, on page F-69 of the 2003 Annual Report, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                The Audit Committee of the Board of Directors of Santander BanCorp recommended to the Board of Directors to release Arthur Andersen LLP (Andersen) as Santander BanCorp’s independent public accountants and engaged Deloitte & Touche LLP to serve as the Corporation’s independent public accountants for 2002 and 2003.

                Andersen’s reports on Santander BanCorp’s consolidated financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  Andersen’s report on Santander BanCorp’s consolidated financial statements for 2001 and 2000 was unqualified.

                During Santander BanCorp’s fiscal years ended December 31, 2000 and 2001 and through the first quarter of 2002 and the subsequent interim period through June 28, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have cause them to make reference to the subject matter in connection with their report on Santander BanCorp’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

                During Santander BanCorp’s fiscal years ended December 31, 2000 and 2001 and the subsequent interim period through June 28, 2002, Santander BanCorp did no consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Santander BanCorp’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(I) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

                (a)The Corporation conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended.  This evaluation was conducted within the 90 days prior to the filing date of this report, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Accounting Officer.  Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Accounting Officer concluded that the Corporation’s disclosure controls and procedures are effective.

                (b)There have been no significant changes in the Corporation’s internal controls (including any corrective actions with regard to significant deficiencies and material weaknesses) or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information contained under the caption “Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation”, Section 16(a) “Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees” including “Nominees for Election as Directors” and  “Executive Officers” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about March 26, 2004, and no later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”), is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

                The information under the caption “Executive Compensation” of the definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank” of the definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information under the caption “Other Relationships and Transactions” of the definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

ITEM 14.  AUDIT FEES

                The information under the caption “Audit Fees” of the definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.	The following documents are part of this report and appear on the pages indicated

	(1)	Consolidated Financial Statements:
		Independent Auditors’ Report	F-31
		Consolidated Balance Sheets at December 31, 2003 and 2002	F-32
Consolidated Statements of Income for the Years Ended
		December 31, 2003, 2002, and 2001	F-33
Consolidated Statements of Changes in Stockholders’ Equity
		for the Years Ended December 31, 2003, 2002 and 2001	F-34
Consolidated Statements of Other Comprehensive Income
		for the Years Ended December 31, 2003, 2002 and 2001	F-35
Consolidated Statements of Cash Flows for the Years
		Ended December 31 2003, 2002 and 2001	F-36
Notes to the Consolidated Financial Statements
		December 31, 2003, 2002 and 2001	F-38

	(2)	Financial Statement Schedules are not presented because the information is not applicable or are included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

	(3)	The exhibits listed on the Exhibit Index on page 23 of this report are filed herewith or are incorporated herein by reference.

B.	Reports on Form 8-K during the quarter ended December 31, 2003 – The Corporation filed eight reports on Form 8-K for the quarter ended December 31, 2003

	*	Item Reported – October 1, 2003

Item 5 – During his visit to Puerto Rico, Emilio Botín, Chairman of the Board of Banco Santander Central Hispano, S.A. (the “Santander Group”), Santander BanCorp’s (the “Company”) parent company, mentioned that plans were under way in order to transfer Santander Securities Corporation, currently a subsidiary of the Santander Group, to the Company.

The consummation of the proposed transaction has not taken place and no definitive agreements have been executed as of today. Negotiations between Santander Group and the Company are still ongoing.

	*	Item Reported – October 30, 2003

Item 7c- Exhibit 99.1 Slideshow presentation to institutional investors on October 28, 2003

	*	Amended Items Reported - November 5, 2003

Item 7c – Exhibit 99.1 Slideshow presentation to institutional investors on October 28, 2003

Item 9 – This form 8-K/A amends the Form 8-K reported on October 30, 2003 to reflect a restatement of slide number 30 in the slide show presentation to the institutional investors on October 28, 2003.
A copy of the complete and restated presentation is attached as exhibit 99.1.

	*	Items Reported – November 7, 2003

Item 5 – Santander BanCorp reported its financial results for the third quarter of 2003

Item 7c – Exhibit 99.1 Press release issued October 16, 2003

	*	Items Reported – December 3, 2003

Item 5 – On November 28, 2003, Santander BanCorp entered into a stock purchase agreement with Administración de Bancos Latinoamericanos Santander, S.L. (“ABLASA”). Under the Stock Purchase Agreement, Santander BanCorp would acquire from ABLASA all of the common stock of Santander Securities Corporation and its wholly-owned subsidiary, Santander Asset Management for a purchase price of $62 million in cash.  This transaction is expected to close by December 31, 2003, subject to the satisfaction of certain conditions, including the receipt of all regulatory approvals.

Item 7c – Exhibit 99.1 Stock Purchase Agreement, dated as of November 28, 2003, by and among Santander BanCorp, Adiministración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation.

Exhibit 99.2 Press Release Issued on December 2, 2003 announcing the execution of the definitive stock purchase agreement to acquire Santander Securities Corporation.

	*	Items Reported – December 12, 2003

Item 5 – On November 28, 2003, Banco Santander Puerto Rico (the “Bank”) a wholly-owned subsidiary of  Santander BanCorp issued a press release announcing that on November 26, 2003, it had mailed notices of the full redemption to holders of record of its 7% Noncumulative Series A Preferred stock issued on June 26, 1998.

Item 7c – Exhibit 99.1 Press Release issued on November 28, 2003

	*	Item Reported – December 12, 2003

Item 7c – Slideshow Presentation to institutional investors on December 9, 2003

	*	Items Reported – December 31, 2003

Item 5 – On December 30, 2003, Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L. (“ABLASA”), a wholly-owned subsidiary of Banco Santander Central Hispano, S.A., completed today the definitive stock purchase agreement whereas Santander BanCorp has acquired all of the common stock of Santander Securities Corporation for a purchase price of $62 million.

Item 7c – Exhibit 99.1 Press Release issued on December 30, 2003.

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP
(REGISTRANT)

Dated:	3/12/2004	By: S/JOSE RAMON GONZALEZ
Director and Vice Chairman
President and Chief Executive Officer

Dated:	3/12/2004	By: S/CARLOS M. GARCIA
Director
Senior Executive Vice President and
Chief Operating Officer

Dated:	3/12/2004	By: S/ MARIA CALERO
Director
Executive Vice President and
Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\GONZALO DE LAS HERAS	Chairman	3/12/2004

S:\ JESUS M. ZABALZA	Director	3/12/2004

S:\ VICTOR ARBULU	Director	3/12/2004

S:\ VICENTE GREGORIO	Director	3/12/2004

S:\ ROBERTO VALENTIN	Director	3/12/2004

S:\ STEPHEN FERRISS	Director	3/12/2004

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander BanCorp	10Q-09/30/99
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	10K-12/31/00
(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
	Santander, S.L. and Santander Securities Corporation	Exhibit 2.2
(2.3)	Settlement Agreement between Santander BanCorp and Administración
	de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3
(3.1)	Articles of Incorporation	10K-12/31/98
(3.2)	Bylaws	10K-12/31/98
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	10K-12/31/98
(4.2)	Offering Circular for $25,000,000 AFICA Note Program	10Q-09/30/99
(4.3)	Bank Notes Program and Distribution Agreement	10Q-09/30/99
(4.4)	Offering Circular for $26,000,000 AFICA Note Program	10K-12/31/00
(4.5)	Offering Circular for $25,000,000 AFICA Note Program	10K-12/31/01
(10.1)	Contract for Systems Maintenance between ALTEC & Banco
	Santander Puerto Rico	10K-12/31/02
(10.2)	Deferred Compensation Contract-Benito Cantalapiedra	10K-12/31/02
(10.3)	Deferred Compensation Contract-María Calero	10K-12/31/02
(10.4)	Employment Contract-Carlos García	10K-12/31/02
(10.5)	Employment Contract-Roberto Córdova	10K-12/31/02
(10.6)	Employment Contract-Rafael Saldaña	10K-12/31/02
(10.7)	Information Processing Services Agreement between America Latina
Tecnologia de Mexico, SA and Banco Santander Puerto Rico, Santander
International Bank of Puerto Rico and Santander Investment International
	Bank, Inc.	10Q-06/30/03
(10.8)	Employment Contract-José Ramón González	10Q-06/30/03
(10.9)	Deferred Compensation Contract-Rafael Saldaña	Exhibit 10.9
(10.10)	Employment Contract-Lillian Díaz	Exhibit 10.10
(10.11)	Employment Contract-Bartolomé Vélez	Exhibit 10.11
(10.12)	Technology Assignment Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.12
(10.13)	Altair System License Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.13
(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12
(13)	Registrant’s Annual Report to Shareholders for the Year Ended
	December 31, 2003	Exhibit 13
(21)	Subsidiaries of the Registrant	Exhibit 21
(22)	Registrant’s Proxy Statement for the April 30, 2003 Annual
	Meeting of Stockholders	Def14A-03/26/04
(31.1)	Rule 13a-14(a) Certification from the Chief Executive Officer	Exhibit 31.1
(31.2)	Rule 13a-14(a) Certification from the Chief Operating Officer	Exhibit 31.2
(31.3)	Rule 13a-14(a) Certification from the Chief Accounting Officer	Exhibit 31.3
(32.1)	Section 1350 Certification from the Chief Executive Officer, Chief
	Operating Officer and Chief Accounting Officer	Exhibit 32.1
(99.1)	Audit Opinion of Predecessor Independent Public Accountants	Exhibit 99.1

Exhibit 2.2

EXECUTION COPY

STOCK PURCHASE AGREEMENT

dated as of November 28, 2003

by and among

SANTANDER BANCORP,

ADMINISTRACIÓN DE BANCOS

LATINOAMERICANOS SANTANDER, S.L.

and

SANTANDER SECURITIES CORPORATION

STOCK PURCHASE AGREEMENT, dated as of November 28, 2003 (this “Agreement”), by and among SANTANDER BANCORP (the “Buyer”), ADMINISTRACIÓN DE BANCOS LATINOAMERICANOS SANTANDER, S.L. (the “Seller”) and SANTANDER SECURITIES CORPORATION (the “Company”).

                                                                                              RECITALS

                A.            The Buyer.  The Buyer is a Puerto Rico corporation, having its principal place of business in San Juan, Puerto Rico.

                B.            The Seller.  The Seller is a limited liability company (“sociedad de responsabilidad limitada”) organized under the laws of the Kingdom of Spain, having its principal place of business therein.

                C.            The Transaction.  Subject to the terms and conditions contained in this Agreement, the Seller desires to sell, and the Buyer desires to purchase, all of the issued and outstanding shares of capital stock (the “Shares”) of the Company.

                D.            Board Action.  The Boards of Directors of each of the Buyer, the Seller and the Company have each adopted resolutions approving this Agreement and the consummation of the transactions contemplated hereunder.

NOW, THEREFORE,in consideration of the premises, and of the mutual covenants, representations, warranties and agreements contained herein, the parties agree as follows:

Certain Definitions; Interpretation

Certain Definitions.   The following terms are used in this Agreement with the meanings set forth below:

“Acquired Companies”means, collectively, the Company and its sole subsidiary, Santander Asset Management Corporation.

“Acquisition Proposal”means any offer or other proposal which, if consummated, would result in an Acquisition Transaction.

“Acquisition Transaction”means a transaction or series of transactions that, directly or indirectly, in substance constitutes a disposition of (A) assets or businesses that constitute or represent 20% or more of the total revenue, operating income, assets or earnings before interest, taxes, depreciation and amortization of the Company and its Subsidiary, taken as a whole, or (B) 20% or more of the outstanding shares of any class of capital stock of the Company or capital stock of, or other equity or voting interests in, the Subsidiary of the Company which, taken together, directly or indirectly hold at least the share of assets or businesses referred to in clause (A) above, whether by means of (a) a merger, share exchange or consolidation, or any similar transaction, (b) a purchase, lease or other sale, transfer or disposition, or (e) a purchase or other acquisition (including by way of merger, consolidation, share exchange or otherwise) by a person (including a group of persons that would qualify as a “group” within the meaning of Section 13(d) of the Exchange Act) of such assets, businesses or shares of capital stock, or otherwise.

AAffiliate@means, with respect to any specified person, any other person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified person. For the purposes of this definition, “control,” when used with respect to any specified person, means the power to direct the management and policies of such person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; provided, however, that (x) any investment account advised or managed by such person or one of its Subsidiaries or affiliates on behalf of third parties, or (y) any partnership, limited liability company, or other similar investment vehicle or entity engaged in the business of making investments for which such person acts as the general partner, managing member, manager, investment advisor, principal underwriter or the equivalent shall not be deemed an affiliate of such person; and the terms Acontrolling and Acontrolled@have correlative meanings.

“Agreement”means this Agreement, as amended or modified from time to time in accordance with Section 8.2.

“Bankruptcy and Equity Exception” has the meaning assigned in Section 4.3(e).

“Business Day”means any day other than Saturday, Sunday and any day on which banks in the Commonwealth of Puerto Rico are required or authorized by law or regulation to be closed.

“CFTC”means the United States Commodities Futures Trading Commission.

“Client”means any person to whom the Company or its Subsidiary provides investment advisory services under any Contract.

“Closing”and “Closing Date” have the meanings assigned in Section 2.3.

“Code”means the Internal Revenue Code of 1986, as amended.

“Company”has the meaning assigned in the preamble to this Agreement.

“Company Common Stock”means the common stock, par value $100 per share, of the Company.

“Company Financial Statements”has the meaning assigned in Section 4.4(c)(ii).

“Company Regulatory Documents”has the meaning assigned in Section 4.4(c)(i).

“Company Reports”has the meaning assigned in Section 4.4(b).

“Company Stock Plans”means any Compensation and Benefit Plan under which any shares of capital stock of the Company or any Rights with respect thereto have been or may be awarded or issued.

“Compensation and Benefit Plans”has, with respect to any person, the meaning assigned in Section 4.4(i)(i).

“Constitutive Documents”means, with respect to any juridical person, such person=s articles or certificate of incorporation and bylaws or similar organizational documents.

“Contract”means, with respect to any person, any agreement, indenture, debt instrument, contract, lease or legally binding commitment to which such person or any of its Subsidiaries is a party or by which any of them may be bound or to which any of their properties may be subject.

“Damages”has the meaning assigned in Section 5.7(b).

“Employees”has the meaning assigned in Section 4.4(i)(i).

“ERISA”means the Employee Retirement Income Security Act of 1974, as amended.

“ERISA Affiliate”has, with respect to any person, the meaning assigned in Section 4.4(i)(iii).

“Exchange Act”means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

“Federal Reserve System”means the Board of Governors of the United States Federal Reserve System and the United States Federal Reserve Banks.

“GAAP”means generally accepted accounting principles in the United States.

“Governmental Authority”means any United States or foreign government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, including, without limitation, the SEC or any other government authority, agency, department, board, commission or instrumentality of the United States or any foreign government or any state or other political subdivision thereof or any state insurance or banking authority, the Board of Governors of the Federal Reserve System or the Federal Deposit Insurance Corporation and any court, tribunal or arbitrator(s) of competent jurisdiction.

“HSR Act”means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder.

“Indemnified Person”has the meaning assigned in Section 5.7(b).

“Investment Advisers Act”means the Investment Advisers Act of 1940, as amended, and the rules and regulations thereunder.

“Investment Company”means any investment company within the meaning of the Investment Company Act or the PRICA that is sponsored, organized, advised, managed or distributed by the Company or its Subsidiary.

“Investment Company Act”means the Investment Company Act of 1940, as amended, and the rules and regulations thereunder.

“Involuntarily Terminated”means the termination of an employee’s employment with the Company and its Subsidiary by the employer of such employee following the Closing other than termination (i) owing to death or permanent disability or (ii) by the Company or its Subsidiary for cause (as customarily defined by the Company prior to the Closing).

“IRS”means the United States Internal Revenue Service.

“Knowledge”shall mean, an individual will be deemed to have “Knowledge” of a particular fact or other matter if:

(a)           such individual is actually aware of such fact or other matter; or

(b)           a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a reasonably comprehensive investigation concerning the existence of such fact or other matter.

A person (other than an individual) will be deemed to have “Knowledge” of a particular fact or other matter if any individual who is serving, or who has at any time served, as a director, officer, partner, executor, or trustee of such person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

“Liens”means a charge, mortgage, pledge, security interest, restriction (other than a restriction on transfer arising under Securities Laws or a restriction arising under laws relating to the regulation of brokers, dealers, investment advisors, investment companies, banks, insurance companies and other regulated business or negative pledge or negative covenant provisions of agreements relating to indebtedness), claim, lien, or encumbrance of any nature whatsoever.

“Litigation”has the meaning assigned in Section 4.4(f).

“Material Adverse Effect”means, with respect to the Company, an effect or change that, individually or in the aggregate with other such effects or changes, is both material and adverse with respect to the respective financial condition, results of operations, assets or business of the Company and its Subsidiary, in each case taken as a whole; provided, that “Material Adverse Effect” shall not be deemed to include effects or changes arising from: (1) changes in the economy of the United States or the global economy or securities markets in general, (2) changes in GAAP, (3) this Agreement or the transactions contemplated hereby or the announcement thereof (including the resignation of officers or employees of the Company or its Subsidiary as a result thereof) and (4) changes in the financial services industry in general, provided that nothing in clauses (1), (2) and (4) shall include any change which materially disproportionately affects the applicable party and its Subsidiaries.  The terms “Material” and “Materially”, when capitalized herein, have correlative meanings.

“MSRB”means the United States Municipal Securities Rulemaking Board.

“Multiemployer Plans”has the meaning assigned in Section 4.4(i)(ii).

“NASD”means the National Association of Securities Dealers, Inc.

“NYSE”means the New York Stock Exchange, Inc.

“Office of the Commissioner”means the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico.

“PBGC”means the Pension Benefit Guaranty Corporation.

“Pension Plan”has, with respect to any person, the meaning assigned in Section 4.4(i)(ii).

“Person”means any individual, bank, corporation, limited liability company, partnership, association, joint-stock company, business trust, unincorporated organization or other entity.

“Plans”has the meaning assigned in Section 4.4(i)(ii).

“Proceeding”shall mean, any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Authority or arbitrator.

“PRICA”means the Puerto Rico Investment Companies Act of 1954, as amended, and the rules and regulations thereunder.

“Purchase Price”has the meaning assigned in Section 2.2.

“Registered Fund”has the meaning assigned in Section 4.4(m).

“Reports”  has the meaning assigned in Section 4.3(f).

“Representatives”means, with respect to any person, such person’s directors, officers, employees, legal and financial advisors or any representatives of such legal and financial advisors.

“Restraints”has the meaning assigned in Section 6.1(b).

“Rights”means, with respect to any person, securities or obligations convertible into or exercisable or exchangeable for, or giving any person any preemptive or other right to subscribe for or acquire, or any options, calls or commitments relating to, or any stock or equity appreciation right or other instrument the value of which is determined in whole or in part by reference to the market price or value of, shares of capital stock of such person.

“SEC”means the United States Securities and Exchange Commission.

“Securities Act”means the Securities Act of 1933, as amended, and the rules and regulations thereunder.

“Securities Laws”means, collectively, the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act, the PRICA, the Uniform Securities Act and all other Commonwealth of Puerto Rico and state securities laws and the rules and regulations thereunder.

“Self-Regulatory Organization”means, with respect to any person, any United States or foreign governmental or non-governmental self-regulatory organization, agency or authority, including any of the NYSE, the NASD, the National Futures Association, or any securities or other exchange or board of trade of which such person or any Subsidiary of such person is a member or to the supervision or regulation of which such person or any Subsidiary of such person is subject.

“Shares”has the meaning assigned in the Recitals to this Agreement.

“Subsidiary”has the meanings assigned in Rule 102 of Regulation S-X of the SEC; provided, however, that (x) any investment account advised or managed by such person or one of its Subsidiaries or affiliates on behalf of a third party and (y) any partnership, limited liability company, or other similar investment vehicle or entity engaged in the business of making investments of which such person acts as the general partner, managing member, manager, investment advisor, principal underwriter or the equivalent shall not be deemed a Subsidiary of such person.

“Taxes”means all taxes, charges, fees, levies or other assessments, however denominated and whether imposed by a taxing authority within or without the United States or the Commonwealth of Puerto Rico, including all net income, gross income, gross receipts, sales, use, ad valorem, goods and services, capital, transfer, franchise, profits, license, withholding, payroll, employment, employer health, excise, estimated, severance, stamp, occupation, property or other taxes, custom duties, fees, assessments or charges of any kind whatsoever in the nature of taxes, together with any interest and any penalties, additions to tax or additional amounts imposed by any taxing authority whether arising before, on or after the Closing Date.

“Tax Returns”means, collectively, all returns, declarations, reports, estimates, information returns and statements required to be filed under federal, Commonwealth of Puerto Rico, state, local or any foreign tax laws.

“Uniform Securities Act”means the Puerto Rico Uniform Securities Act of 1963, as amended, and the rules and regulations thereunder.

Sale and Transfer of Shares; Closing

Shares.  At the Closing the Seller will sell and transfer the Shares to the Buyer and the Buyer will purchase the Shares from the Seller, subject to the terms and conditions of this Agreement.

Purchase Price.  The purchase price (the “Purchase Price”) for the Shares will be US$62,000,000.

Closing.  The closing of the purchase and sale of the Shares (the “Closing”) provided for in this Agreement will take place at the offices of the Company at 1401 Brickell Avenue, Miami, Florida or at such other place as the parties shall agree, on the date (the “Closing Date”) that is the later of (i) December 31, 2003 or (ii) the date that is two business days following the termination of any applicable waiting period under the HSR Act, or at such other time and place as the parties may agree outside the Commonwealth of Puerto Rico.  Subject to the provisions of Section 7, failure to consummate the purchase and sale provided  for in this Agreement on the date and time and at the place determined pursuant to this Section 2.3 will not result in the termination of this Agreement and will not relieve any party of any obligation under this Agreement.

Actions Pending the Closing

Forbearances of the Seller and the Company.  Except as expressly contemplated by this Agreement, without the prior written consent of the Buyer (such consent not to be unreasonably withheld or delayed), during the period from the date of this Agreement to the Closing, the Seller will cause the Company not to, the Company will not, and will cause its Subsidiary not to:

Ordinary Course.  Conduct the business of the Company and its Subsidiary other than in the ordinary and usual course, or, to the extent consistent therewith, fail to use reasonable efforts to preserve intact its business organizations and assets and maintain its rights, franchises and existing relations with clients, customers, suppliers, employees and business associates.

Capital Stock.  (i) Issue, sell or otherwise permit to become outstanding, or authorize the creation of, any additional shares of capital stock of the Company or of its Subsidiary (other than issuances or sales by its Subsidiary to the Company) or any Rights in respect thereof (including any rights issued under any stockholders rights plan or similar plan), (ii) enter into any agreement with respect to the foregoing or (iii) permit any shares of capital stock of the Company or its Subsidiary to become subject to grants of employee or director stock options, other Rights or similar stock-based employee rights.

Dividends, Etc.  (i) Declare, set aside for payment or pay any dividend or other distribution (whether in cash, stock or property) on or in respect of, or declare or make any distribution on, any shares of capital stock of the Company or its Subsidiary, other than dividends and distributions from the Subsidiary of the Company to the Company, or (ii) directly or indirectly adjust, split, combine, redeem, reclassify, purchase or otherwise acquire, any shares of its capital stock.

Compensation; Employment Agreements; Etc.  Enter into, amend, modify or renew any employment, consulting, severance or similar contract with any director, officer or employee of the Company or of its Subsidiary, or grant any salary or wage increase or increase any employee benefit (including incentive or bonus payments), except (i) for normal individual increases in compensation to employees in the ordinary course of business consistent with past practice, (ii) for other changes that are required by applicable law, (iii) to satisfy contractual obligations that are existing as of the date hereof, (iv) for employment or other compensation arrangements for, or grants of awards to, newly hired employees (including, but not limited to, financial consultants) or employees other than officers or directors in the ordinary course of business consistent with past practice, (y) new employment contracts disclosed to, and approved by, the Buyer and (vi) for arrangements specifically contemplated by this Agreement.

Acquisitions.  Except for the acquisition of securities or other investments or assets in the ordinary course of business consistent with past practice, acquire any assets, businesses, or properties haying a value in excess of $50,000 individually or $150,000 in the aggregate, it being understood that the Company will not, nor will it cause its Subsidiary to, make any acquisition of assets or businesses not precluded by this clause (g) if, to the knowledge of the Company, such acquisition would be prohibited by Section 3.l(m)(ii).

Constitutive Documents.  Amend the Constitutive Documents of the Company or its Subsidiary.

Commitments.  Agree, commit to or enter into any agreement to take any of the actions referred to in Section 3.1 (a) through (f).

Forbearances of the Company.  Except as expressly contemplated by this Agreement, without the prior written consent of the Buyer (such consent not to be unreasonably withheld or delayed), during the period from the date of this Agreement to the Closing, the Company will not, and will cause its Subsidiary not to:

Benefit Plans.  Enter into, establish, adopt or amend in any material respect (except (i) as may be required by applicable law, (ii) to satisfy contractual obligations that are existing as of the date hereof and (iii) as specifically contemplated by this Agreement) any pension, retirement, stock option, stock purchase, savings, profit sharing, deferred compensation, consulting, bonus, group insurance or other employee benefit, incentive or welfare contract, plan or arrangement, or any trust agreement (or similar arrangement) related thereto, in respect of any director, officer or employee of the Company or its Subsidiary.

Dispositions.  Except for sales, transfers, mortgages, encumbrances or other dispositions of securities or other investments or assets in the ordinary course of business consistent with past practice, sell, transfer, mortgage, encumber or otherwise dispose of or discontinue any of its assets, businesses or properties having a value in excess of $50,000 individually or $150,000 in the aggregate.

Accounting Methods.  Implement or adopt any change in its accounting principles or material accounting practices, other than as may be required by GAAP.

Contracts.  Except in the ordinary course of business consistent with past practice, enter into or terminate any Contract that is or would be required to be publicly filed with the SEC pursuant Item 601(b)(10) of Regulation S-K under the Securities Act (other than any Contract required to be filed under clause (iii) of such Item 601(b)(10)) as if the Company were a registered company pursuant to Section 12(g) of the Exchange Act, or amend or modify in any material respect any such Contract.

Claims.  Settle any material claim, action or proceeding, except for any such claim, action or proceeding involving solely money damages where, if the relevant litigation has been the subject of a reserve, the amount paid or to be paid in settlement or compromise does not exceed such reserve, and, in any case, the relevant litigation is not reasonably likely to establish an adverse precedent that would be material to the Company’s business or require material changes in the Company’s business practices.

Indebtedness.   Incur any indebtedness for borrowed money other than in the ordinary course of business consistent with past practice.

Adverse Actions.

Knowingly take any action that is reasonably likely to result in any of the Company’s or Seller’s representations or warranties set forth in this Agreement (whether related to the Seller, the Company or the Company’s Subsidiary) being or becoming untrue such that the conditions to the purchase and sale of the Shares set forth in Article VI would not be satisfied, except as may be expressly required by applicable law or regulation; or

Knowingly engage in any new line of business or knowingly make any acquisition of assets of a type not currently held by the Company or its Subsidiary that would not be permissible for a United States financial holding company (as defined in 12 U.S.C. '1841(p)) or would subject the Buyer, the Company or any Subsidiary of either to regulation by a Governmental Authority that does not presently regulate such company or to regulation by a Governmental Authority that is materially different from current regulation.

Commitments.  Agree, commit to or enter into any agreement to take any of the actions referred to in Section 3.2(a) through (g).

Representations and Warranties

[Reserved].

[Reserved].

Representations and Warranties of the Seller.  The Seller hereby represents and warrants to the Buyer as follows:

Organization, Standing and Authority.  The Seller is duly organized and an existing limited liability company (“sociedad de responsabilidad limitada”) in good standing under the laws of the Kingdom of Spain and is duly qualified to do business and is in good standing in each jurisdiction where its ownership or leasing of property or the conduct of its business requires it to be so qualified.  The Company is duly incorporated and an existing corporation in good standing under the laws of the Commonwealth of Puerto Rico.  The Company is duly qualified to do business and is in good standing in the States of the United States and each foreign jurisdiction (with respect to jurisdictions which recognize such concept) where its ownership or leasing of property or the conduct of its business requires it to be so qualified.

Capital Stock.  As of the date of this Agreement, the Company has (i) 400,000 authorized shares of Company Common Stock, of which 240,000 shares were outstanding.  All of the outstanding shares of Company Common Stock are owned by the Seller and have been duly authorized and are validly issued, fully paid and non-assessable, and have not been issued in violation of any preemptive rights.  The Company has no Company Common Stock reserved for issuance pursuant to any Company Stock Plans.  There are no existing Rights of any kind with respect to the Company, and no securities or obligations evidencing such Rights are authorized, issued or outstanding.  The Company does not have outstanding any bonds, debentures, notes or other obligations the holders of which have the right to vote (or which are convertible into or exercisable for securities having the right to vote) with the stockholders of the Company on any matter.

Subsidiaries.  The sole Subsidiary of the Company is Santander Asset Management Corporation, a corporation organized and existing under the laws of the Commonwealth of Puerto Rico.  No equity securities of the Company’s Subsidiary are or may become required to be issued (other than to the Company) by reason of any Rights with respect thereto.  There are no Contracts by which the Company’s Subsidiary is or maybe bound to sell or otherwise issue any shares of its capital stock, and there are no Contracts relating to the rights of the Company to vote or to dispose of such shares.  All of the shares of capital stock of the Company’s Subsidiary are validly issued, fully paid and non-assessable and subject to no Rights and are owned by the Company free and clear of any Liens.  The Company’s Subsidiary is in good standing under the laws of the Commonwealth of Puerto Rico and is duly qualified to do business and in good standing (with respect to jurisdictions which recognize such concept) in each jurisdiction where its ownership or leasing of property or the conduct of its business requires it to be so qualified.

Corporate Power.  Each of the Company and its Subsidiary has the corporate power and authority to carry on its business as it is now being conducted and to own or lease all of its properties and assets.

Corporate Authority and Action.  The Seller has the requisite corporate power and authority, and has taken all corporate action necessary, in order to authorize the execution and delivery of, and performance of its obligations under this Agreement and to consummate the sale of the Shares.  This Agreement constitutes a valid and legally binding agreement of the Seller, enforceable against the Seller in accordance with its terms, subject to bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer and similar laws of general applicability relating to or affecting creditors’ rights and to general equity principles (the “Bankruptcy and Equity Exception”).

Reports.  The Seller has filed all reports, registrations, statements and other filings, together with any amendments required to be made with respect thereto, that the Seller was required to file since December 31, 1999 as a result of being the sole owner of the outstanding capital stock of the Company with (i) the SEC,  the CFTC or any Self-Regulatory Organization or (ii) any other applicable Governmental Authorities (all such reports and statements, including the financial statements, exhibits and schedules thereto, being collectively referred to herein as the “Reports”), including all Reports required under the Securities Laws.  Each of the Reports, when filed, complied as to form with the statutes, rules, regulations and orders enforced or promulgated by the Governmental Authority with which they were filed.

Representations and Warranties of the Company.  The Company hereby represents and warrants to the Buyer as follows:

Governmental Filings; No Violations.  Other than those (i) required to be made under the HSR Act and the Exchange Act, (ii) required to be made with Self-Regulatory Organizations and Governmental Authorities regulating brokers, dealers, investment advisors, investment companies, banks, trust companies and insurance companies, (iii) required to be made pursuant to state and Commonwealth of Puerto Rico insurance or broker-dealer regulations and (iv) such other filings and/or notices which if not given prior to the Closing would not result in a Material Adverse Effect, no notices, reports, applications or other filings are required to be made by the Company or its Subsidiary with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by any of them from, any Governmental Authority in connection with the execution and delivery of this Agreement by the Seller or the Company and the consummation by the Seller of the transactions contemplated hereby.  Subject to the making or obtaining of all filings, notices, applications, consents, registrations, approvals, permits or authorizations with or of any relevant Governmental Authority with respect to the transactions contemplated hereby, the execution, delivery and performance by the Seller of this Agreement and the consummation by the Seller of the transactions contemplated hereby, do not and will not (1) constitute a breach or violation of, or a default under, or cause or allow the acceleration or creation of a Lien (with or without the giving of notice, passage of time or both) pursuant to, any law, rule or regulation or any judgment, decree, order, governmental or non-governmental permit or license, or any Contract of the Seller, the Company or the Company’s Subsidiary or to which the Seller, the Company or the Company’s Subsidiary or its or their properties is subject or bound or (2) constitute a breach or violation of, or a default under, the Constitutive Documents of the Company or of the Company’s Subsidiary or (3) require any consent or approval under any such law, rule, regulation, judgment, decree, order, governmental or non-governmental permit or license or the consent or approval of any other party to any such Contract.

Company Reports.  The Company and the Company’s Subsidiary have filed all reports, registrations, statements and other filings, together with any amendments required to be made with respect thereto, that they were required to file since December 31, 1999 with (i) the SEC,  the CFTC or any Self-Regulatory Organization or (ii) any other applicable Governmental Authorities (all such reports and statements, including the financial statements, exhibits and schedules thereto, being collectively referred to herein as the “Company Reports”), including all Company Reports required under the Securities Laws.  Each of the Company Reports, when filed, complied as to form with the statutes, rules, regulations and orders enforced or promulgated by the Governmental Authority with which they were filed.

Company Regulatory Documents and Financial Statements.

Since January 1, 1999, each of the Company and its Subsidiary has timely filed all required reports, schedules, forms, statements and other documents (including exhibits and all other information incorporated therein) with the SEC, the NASD and the Office of the Commissioner (“Company Regulatory Documents”).  As of their respective dates (and without giving effect to any amendments or modifications filed after the date of this Agreement), each of the Company Regulatory Documents, including the financial statements, exhibits and schedules thereto, filed and publicly available with such Governmental Authority and Self-Regulatory Organizations, prior to the date hereof complied (and each of the Company Regulatory Documents filed after the date of this Agreement, will comply) as to form with applicable Securities Laws and did not (or in the case of statements, circulars or reports filed after the date of this Agreement, will not) contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

Each of the Company’s consolidated statements of financial condition or balance sheets included in or incorporated by reference into the Company Regulatory Documents, including the related notes and schedules, fairly presented in all material respects (or, in the case of Company Regulatory Documents filed after the date of this Agreement, will fairly present in all material respects) the consolidated financial position of the Company and its Subsidiary as of the date of such balance sheet and each of the Company’s consolidated statements of income, cash flows and changes in stockholders’ equity included in or incorporated by reference into Company Regulatory Documents, including any related notes and schedules (collectively, the foregoing financial statements and related notes and schedules are referred to as the “Company Financial Statements”), fairly presented in all material respects (or, in the case of Company Regulatory Documents filed after the date of this Agreement, will fairly present in all material respects) the consolidated results of operations, cash flows and changes in stockholders’ equity, as the case may be, of the Company and its Subsidiary for the periods set forth therein (subject, in the case of unaudited statements, to normal year-end audit adjustments), in each case in accordance with GAAP consistently applied during the periods involved (except as may be noted therein and except, in the case of unaudited statements, for the absence of notes).

Absence of Undisclosed Liabilities.  Except as disclosed in the Company Financial Statements or the Company Regulatory Documents filed prior to the date hereof, none of the Company or its Subsidiary has any obligation or liability (contingent or otherwise), that, individually or in the aggregate, is reasonably likely to have a Material Adverse Effect on the Company.

Absence of Certain Changes or Events.  Except as expressly contemplated by this Agreement or the transactions contemplated hereby, since December 31, 2002, the Company and its Subsidiary have conducted their business only in the ordinary course, and there has not been (i) any Material Adverse Effect on the Company or, to the knowledge of the Company, any development or combination of developments reasonably likely to have a Material Adverse Effect on the Company, (ii) any declaration, setting aside or payment of any dividend or other distribution (whether in cash, stock or property) with respect to any of the Company’s capital stock, (iii) any split, dividend, combination, recapitalization or similar transaction with respect to any of the Company’s capital stock or any issuance or the authorization of any issuance of any other securities in respect of, in lieu of or in substitution for shares of the Company’s capital stock, (iv) prior to the date hereof (A) any granting by the Company or its Subsidiary to any current or former director, executive officer or other key employee of the Company or its Subsidiary of any increase in compensation, bonus or other benefits, except for normal increases in the ordinary course of business and in accordance with past practice or as was required under any employment agreements in effect as of December 31, 2001, (B) any granting by the Company or its Subsidiary to any such current or former director, executive officer or key employee of any increase in severance or termination pay, except in the ordinary course of business and consistent with past practice, or (C) any entry by the Company or its Subsidiary into, or any amendments of, any Compensation and Benefit Plan, other than in the ordinary course of business and consistent with past practice, (y) except as required by a change in GAAP, any change in accounting methods, principles or practices by the Company materially affecting its assets, liabilities or business or (vi) any tax election that would be Material to the Company or any of its tax attributes or any settlement or compromise of any Material income tax liability.

Litigation; Regulatory Action.  No litigation, proceeding, investigation or controversy (“Litigation”) before any court, arbitrator, mediator, or Governmental Authority is pending against or involves the Company or its Subsidiary, and, to the Company’s knowledge, no such Litigation has been threatened; neither the Company nor its Subsidiary is a party to or is subject to any order, decree, agreement, memorandum of understanding or similar arrangement with, or a commitment letter or similar submission to, any Governmental Authority charged with the supervision or regulation of broker-dealers, securities underwriting or trading, stock exchanges, commodities exchanges, investment companies or investment advisors and brokers or the supervision or regulation of the Company or its Subsidiary or any of the other businesses they conduct; and neither the Company nor its Subsidiary has been notified in writing by or received any written communication from any such Governmental Authority to the effect that such Governmental Authority is contemplating issuing or requesting (or is considering the appropriateness of issuing or requesting) any such order, decree, agreement, memorandum of understanding, commitment letter or similar submission.

Compliance with Laws.  Each of the Company and its Subsidiary:

in the conduct of business, including its sales and marketing practices, is in compliance with all applicable federal, state, Commonwealth of Puerto Rico, local and foreign statutes, laws, regulations, ordinances, rules, judgments, suitability requirements, orders or decrees applicable thereto or to the employees conducting such businesses, and with the applicable rules of all Self-Regulatory Organizations to which it is subject;

has all permits, licenses, authorizations, orders and approvals of, and has made or obtained all filings, notices, applications, consents, registrations, approvals, permits or authorizations with, to or of all Governmental Authorities and Self-Regulatory Organizations that are required in order to permit it to own and operate its businesses as presently conducted; and all such permits, licenses, authorizations, orders and approvals are in full force and effect and, to the Seller’s knowledge, no suspension or cancellation of any of them is threatened or reasonably likely; and all such filings, applications and registrations are current;

has received no written notification or written communication from any Governmental Authority (A) asserting that it is not in compliance with any of the statutes, rules, regulations, or ordinances which such Governmental Authority enforces, or has otherwise engaged in any unlawful business practice, (B) threatening to revoke any license, franchise, permit, seat on any stock or commodities exchange or governmental authorization, (C) requiring it (including any of its directors or controlling persons) to enter into any order, decree, agreement, memorandum of understanding or similar arrangement (or requiring the board of directors thereof to adopt any resolution or policy) or (D) restricting or disqualifying the activities of the Company or its Subsidiary (except for restrictions generally imposed by rule, regulation or administrative policy on brokers, dealers, investment advisors or banking organizations generally);

is not subject to a “statutory disqualification” as defined in Section 3(a)(39) of the Exchange Act or is subject to a disqualification that would be a basis for censure, limitations on the activities, functions or operations of, or suspension or revocation of the registration of the Company as a broker-dealer, municipal securities dealer, government securities broker or government securities dealer under Section 15, Section 15B or Section 15C of the Exchange Act, and there is no reasonable basis for, or proceeding or investigation, whether formal or informal or whether preliminary or otherwise, that is reasonably likely to result in, any such censure, limitations, suspension or revocation;

is not required to be registered as an investment company; and

in the conduct of its business with respect to employee benefit plans subject to Title I of ERISA (“ERISA Plans”), it has not (A) breached any applicable fiduciary duty under Part 4 of Title I of ERISA which would subject it to liability under Sections 405 or 409 of ERISA, (B) engaged in a “prohibited transaction” within the meaning of Section 406 of ERISA or Section 4975(c) of the Code which would subject it to liability or Taxes under Sections 409 or 502(i) of ERISA or Section 4975(a) of the Code or (C) engaged in any conduct that could constitute a crime or violation listed in Section 411 of ERISA which could preclude such person from providing services to any ERISA Plan.

Registrations.  The Company and its Subsidiary if required to be registered as a broker-dealer, an investment advisor, a commodity pool operator, futures commission merchant, introducing broker, commodity trading advisor or insurance agent with the SEC, the CFTC, the Office of the Commissioner or securities commission or similar authority or insurance authority of any state or foreign jurisdiction or any Self-Regulatory Organization are duly registered as such and such registrations are in full force and effect.  All Commonwealth of Puerto Rico, United States Federal, state and foreign registration requirements have been complied with and such registrations as currently filed, and all periodic reports required to be filed with respect thereto, are accurate and complete.  Since January 1, 2000, there have been no contributions or payments, and there is no other information, that would be required to be disclosed by the Company or the Company’s Subsidiary on any Form G-37/G-38 or recorded by the Company or such Subsidiary pursuant to Rule G-8(a)(xvi) of the MSRB.

Compensation and Benefit Plans.

The Company has previously disclosed to the Buyer a complete list of all material benefit and compensation plans, contracts, policies or arrangements covering current or former employees of the Company and its Subsidiary (the “Employees”) and current or former directors of the Company, including, but not limited to, “employee benefit plans” within the meaning of Section 3(3) of ERISA, bonus, deferred compensation, profit-sharing, savings, employee stock ownership, stock bonus, stock purchase, restricted stock and stock option plans, and all material employment or severance contracts, contract or arrangement (the “Compensation and Benefit Plans”).  True and complete copies of all Compensation and Benefit Plans, including, but not limited to, any trust instruments and/or insurance contracts, if any, forming a part thereof, and all amendments thereto have been provided or made available to the Buyer.

All Compensation and Benefit Plans, other than “Multiemployer plans” within the meaning of Section 3(37) of ERISA (“Multiemployer Plans”), covering Employees (the “Plans”), to the extent subject to ERISA, are in substantial compliance with ERISA.  Each Plan which is an Aemployee pension benefit plan@within the meaning of Section 3(2) of ERISA (“Pension Plan”) and which is intended to be qualified under Section 401(a) of the Code, has received a favorable determination letter from the IRS with respect to “IRA” (as defined in Section 1 of IRS Revenue Procedure 93-39), and the Company is not aware of any circumstances reasonably likely to result in the revocation or denial of any such favorable determination letter.  There is no pending or, to the knowledge of the Company, threatened litigation relating to the Plans.  Neither the Company nor its Subsidiary has engaged in a transaction with respect to any Plan that would subject the Company or its Subsidiary to a tax or penalty imposed by either Section 4975 of the Code or Section 502(i) of ERISA in an amount which would be material.

No liability under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by the Company or its Subsidiary with respect to any ongoing, frozen or terminated “single-employer plan”, within the meaning of Section 4001(a)(15) of ERISA, currently or formerly maintained by any of them, or the single-employer plan of any entity which is considered one employer with the Company under Section 4001 of ERISA or Section 414 of the Code (an “ERISA Affiliate”).  Neither the Company nor its Subsidiary presently contributes to a Multiemployer Plan, nor have they contributed to such a plan within the past five calendar years.  No notice of a “reportable event”, within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any Pension Plan or by any ERISA Affiliate within the past 12-month period ending on the date hereof.

All contributions required to be made under the terms of any Plan have been timely made or have been reflected on the Financial Statements.  Neither any Pension Plan nor any single-employer plan of an ERISA Affiliate has an “accumulated funding deficiency” (whether or not waived) within the meaning of Section 412 of the Code or Section 302 of ERISA and no ERISA Affiliate has an outstanding funding waiver.  Neither the Company nor its Subsidiary has provided, or is required to provide, security to any Pension Plan or to any single-employer plan of an ERISA Affiliate pursuant to Section 401(a)(29) of the Code.

Under each Pension Plan which is a single-employer plan, as of the most recently completed actuarial valuation prior to the date hereof, the actuarially determined present value of all “benefit liabilities”, within the meaning of Section 4001(a)(16) of ERISA (as determined on the basis of the actuarial assumptions contained in the plan’s most recent actuarial valuation) did not exceed the then current value of the assets of such plan, and to the knowledge of the Seller there has been no adverse change in the financial condition of such Pension Plan since such valuation date.

Neither the Company nor its Subsidiary has any obligations for retiree health and life benefits under any plan other than obligations required pursuant to Section 4980B of the Code or Part 6 of Title I of ERISA.

Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (A) result in any payment (including, without limitation, severance, unemployment compensation, golden parachute or otherwise) becoming due to any director or any Employee under any Compensation and Benefit Plan or otherwise from the Company or its Subsidiary, (B) increase any benefits otherwise payable under any Compensation and Benefit Plan, (C) result in any acceleration of the time of payment or vesting or trigger any payment or funding (through a grantor trust or otherwise) of any such benefit, or (D) result in any breach or violation of, or a default under, any of the Compensation and Benefit Plans.

Labor Relations.  Each of the Company and its Subsidiary is in compliance with all currently applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, the Immigration Reform and Control Act, the Worker Adjustment and Retraining Notification Act, any such laws respecting employment discrimination, disability rights or benefits, equal opportunity, plant closure issues, affirmative action, workers’ compensation, employee benefits, severance payments, labor relations, employee leave issues, wage and hour standards, occupational safety and health requirements and unemployment insurance and related matters.  None of the Company or its Subsidiary is engaged in any unfair labor practice and there is no unfair labor practice complaint pending or, to the knowledge of the Company, threatened against any of the Company or its Subsidiary before the National Labor Relations Board.  Neither the Company nor its Subsidiary is a party to, is negotiating or is bound by any collective bargaining agreement, contract or other agreement or understanding with a labor union or labor organization, nor is the Company or its Subsidiary the subject of a proceeding asserting that the Company or such Subsidiary has committed an unfair labor practice (within the meaning of the National Labor Relations Act) or seeking to compel it or its Subsidiary to bargain with any labor organization as to wages and conditions of employment, nor is there any strike or other labor dispute involving the Company or its Subsidiary pending or, to its knowledge, threatened, nor is it aware of any activity involving the Company’s or its Subsidiary’s employees seeking to certify a collective bargaining unit or engaging in any other organization activity.

Taxes.  (i) The Company and its Subsidiary have filed completely and correctly in all material respects all Tax Returns which are required by all applicable laws to be filed by them, and have paid, or made adequate provision for the payment of, all material Taxes, including material withholding Taxes, owed by the Company or its Subsidiary; (ii) all Taxes which the Company and its Subsidiary are required by law to withhold and collect have been duly withheld and collected, and have been paid over, in a timely manner, to the proper taxing authorities to the extent due and payable; (iii) the Company and its Subsidiary have not executed any waiver to extend, or otherwise taken or failed to take any action that would have the effect of extending, the applicable statute of limitations in respect of any Tax liabilities of the Company or its Subsidiary for the fiscal years prior to and including the most recent fiscal year; (iv) each of the Company and its Subsidiary is not a party to any tax sharing agreement or arrangement; (v) no liens for Taxes exist with respect to any of the assets or properties of the Company or its Subsidiary, except for statutory liens for Taxes not yet due or payable or that are being contested in good faith; (vi) all Taxes due with respect to any completed and settled audit, examination or deficiency Litigation with any taxing authority have been paid in full; and (vii) there is no audit, examination, deficiency, or refund Litigation pending with respect to any Taxes and during the past three years no taxing authority has given written notice of the commencement of any audit, examination or deficiency Litigation, with respect to any Taxes.

Proprietary Rights.  The Company and its Subsidiary have the right to use the names, service-marks, trademarks and other intellectual property necessary to carry on their business substantially as currently conducted and, to the knowledge of the Company, there are no infringements of or conflicts with the rights of others with respect to the use of such names, service-marks, trademarks, or other intellectual property in the Commonwealth of Puerto Rico or any state of the United States.

Investment Advisory Activities.

Each of the Investment Companies is duly organized and existing in good standing under the laws of the Commonwealth of Puerto Rico.  Each of the Investment Companies that is registered or required to be registered under the PRICA (each, a “Registered Fund”) is governed by a board of directors consisting of at least a majority of directors who are not “affiliated persons” (as defined in the PRICA) of the Registered Funds or the Company (or its Subsidiary).  The board of directors of the Registered Funds operate in all material respects in conformity with the requirements and restrictions of the PRICA and the ruling letters issued to the Registered Funds by the Office of the Commissioner.

Each of the Registered Funds is in compliance with all applicable United States federal, Commonwealth of Puerto Rico, state and foreign laws, rules and regulations of any Governmental Authority and Self-Regulatory Organization having jurisdiction over such Investment Company.

Each Investment Company has been operated or managed in compliance with its respective objectives, policies and restrictions, including those set forth in the applicable prospectus and registration statement, if any, for that Investment Company.  The Company and its Subsidiary have operated their investment accounts in accordance with the investment objectives and guidelines in effect for such investment accounts.

Neither the Subsidiary of the Company, nor, to the knowledge of the Company, any “associated person” (as defined in the Investment Advisers Act) of the Company is ineligible pursuant to Section 203 of the Investment Advisers Act to serve as an investment advisor or as an associated person to a registered investment advisor.

  Certain Contracts.  Neither the Company nor its Subsidiary is a party to or bound by any non-competition agreement or any other agreement or obligation which purports to limit in any material respect the manner in which, or the localities in which, the business of the Company or its Subsidiary is or would be conducted.

Derivatives.  All swap, forward, future, option, or any other similar agreement or arrangement executed or arranged by the Company, whether entered into for the Company’s account, or for the account of the Company’s Subsidiary or their customers, to the Company’s knowledge, were entered into (i) in accordance with all applicable laws, rules, regulations and regulatory policies and (ii) with counter parties believed at the time to be financially responsible; and each of them constitutes the valid and legally binding obligation of the Company or its Subsidiary, enforceable in accordance with its terms (subject to the Bankruptcy and Equity Exception), and are in full force and effect.  Neither the Company nor its Subsidiary nor, to the Company’s knowledge, any other party thereto, is in breach of any of its obligations under any such agreement or arrangement.

Representations and Warranties of the Buyer.  The Buyer hereby represents and warrants to the Seller as follows:

Organization, Standing and Authority.  The Buyer has been duly organized and is an existing corporation in good standing under the laws of the Commonwealth of Puerto Rico.  The Buyer is duly qualified to do business and is in good standing in the States of the United States and foreign jurisdiction (with respect to jurisdictions which recognize such concept) where its ownership or leasing of property or the conduct of its business requires it to be so qualified.  The Buyer has in effect all United States Federal, Commonwealth of Puerto Rico, state, local and foreign governmental authorizations necessary for it to own or lease its properties and assets and to carry on its business as it is now conducted.

Corporate Authority and Action.  The Buyer has the requisite corporate power and authority, and has taken all corporate action necessary, in order to authorize the execution and delivery of, and performance of its obligations under, this Agreement.  This Agreement is a valid and binding agreement of the Buyer, enforceable in accordance with its terms, subject to the Bankruptcy and Equity Exception.

Governmental Filings; No Violations.  Other than the filings and/or notices (i) under the HSR Act and the Exchange Act, (ii) required to be made pursuant to state banking regulations or with the Board of Governors of the Federal Reserve System, and (iii) required to be made with the NYSE and other Self-Regulatory Organizations, no notices, reports, applications or other filings are required to be made by the Buyer or any of its Subsidiaries with, nor are any consents, registrations, approvals, permits or authorizations required to be obtained by any of them from, any Governmental Authority in connection with the execution and delivery of this Agreement by the Buyer and the consummation by the Buyer of the transaction contemplated hereby.  Subject to the making or obtaining of all filings, notices, applications, consents, registrations, approvals, permits or authorizations with or of any relevant Governmental Authority with respect to the transaction contemplated hereby, the execution, delivery and performance of this Agreement, and the consummation of the transaction contemplated hereby, does not and will not (A) constitute a breach or violation of, or a default under, or cause or allow the acceleration or creation of a Lien (with or without the giving of notice, passage of time or both) pursuant to, any law, rule or regulation or any judgment, decree, order, governmental or non-governmental permit or license, or any Contract of it or of any of its Subsidiaries or to which the Buyer or any of its Subsidiaries or its or their properties is subject or bound, (B) constitute a breach or violation of, or a default under, the Constitutive Documents of the Buyer or any of its Subsidiaries, or (C) require any consent or approval under any such law, rule, regulation, judgment, decree, order, governmental permit or license, or the consent or approval of any other party to any such Contract.

Covenants

Reasonable Best Efforts.  (a) Subject to the terms and conditions of this Agreement, each of the Seller and the Buyer will use its reasonable best efforts in good faith to take, or cause to be taken (including causing any of its Subsidiaries to take), all actions, and to do, or cause to be done, all things necessary, proper or desirable, or advisable under applicable laws, so as to permit consummation of the purchase and sale of the Shares as promptly as practicable and will cooperate fully with the other party hereto to that end; and, in furtherance of the foregoing, the parties agree to use their respective reasonable best efforts to prevent the entry of any Restraints and to appeal as promptly as practicable any such Restraints that may be entered.

(b)           The Seller will instruct the Company to, and the Company will, use its reasonable best efforts to obtain (i) any consents of Clients necessary under any advisory agreement applicable law in connection with the deemed assignment of any such advisory agreement upon consummation of the transactions contemplated hereby, and (ii) the consent or approval of all persons party to a Contract with the Company or its Subsidiary, to the extent such consent or approval is required in order to consummate the transaction contemplated hereby or for the Company or its Subsidiary to receive the benefits of such Contract; provided, that in no event shall the Seller be deemed to have failed to satisfy the conditions set forth in Section 6.3(b) solely on the basis that any such consents or approvals have not been obtained as of the Closing Date.  Nothing in this Section 5.1(b) shall be deemed to require the Company or its Subsidiary to waive any material rights or agree to any material limitation on its operations.

Publicity.  The initial press release concerning the transaction contemplated by this Agreement shall be a joint press release in such form agreed to by the parties and thereafter the Buyer and the Seller each shall consult with the other and provide each other the opportunity to review, comment upon and use reasonable best efforts to agree on, any press release or other public announcements with respect to the transaction contemplated by this Agreement prior to issuing any press releases or otherwise making public announcements with respect to the transaction contemplated by this Agreement and neither party shall issue any press release or otherwise make any public announcements with respect thereto without the other’s prior consent, except as may be required by law or court process or by obligations pursuant to any listing agreement with or rules of any applicable securities exchange.

Access; Information.

The Seller will, and shall cause the Company and its Subsidiary to, upon reasonable notice and subject to applicable laws relating to the exchange of information, afford the Buyer and its authorized Representatives, reasonable access during normal business hours throughout the period prior to the Closing or the termination of this Agreement to the books, records (including tax returns and work papers of independent auditors), properties, personnel and such other information as the Buyer may reasonably request and, during such period, it shall furnish promptly to the Buyer (i) a copy of each material report, schedule and other document filed by it pursuant to the requirements of the Securities Laws, and (ii) all other information concerning the business, properties and personnel of the Company and its Subsidiary as the Buyer may reasonably request.

No investigation by a party of the business and affairs of the other shall affect or be deemed to modify or waive any representation, warranty, covenant or agreement in this Agreement or the conditions to consummation of the purchase and sale of the Shares contained in Article VI.

As soon as practicable after the date of this Agreement, the Buyer will deliver to the Seller an information request list requesting information regarding the Company and its Subsidiary reasonably necessary in connection with seeking regulatory notice and approvals required in connection with the transactions contemplated by this Agreement and the Seller shall use its reasonable best efforts to provide within 10 days of such delivery the requested information based on information within the Company’s possession.

Acquisition Proposals.  (a) The Seller will not, and will cause its officers, directors, agents, advisors and Affiliates (including, the Company and its Subsidiary) not to, solicit or encourage inquiries or proposals with respect to, or engage in any negotiations concerning, or provide any confidential information to, or have any discussions with, any person relating to, any Acquisition Proposal, other than the transaction contemplated by this Agreement.

(b)           Nothing contained in this Section 5.4 or any other provision of this Agreement will prohibit the Company or the Company’s Board of Directors from notifying any third party that contacts the Company on an unsolicited basis after the date hereof concerning an Acquisition Proposal of the Company’s obligations under this Section 5.4.

Regulatory Applications; Consents.

The Seller, the Buyer and their respective Subsidiaries (including the Company) shall cooperate and use their respective reasonable best efforts to prepare all documentation, to effect all filings, notices, applications, consents, registrations, approvals, permits or authorizations with, to, or of all third parties and Governmental Authorities necessary to consummate the transaction contemplated by this Agreement as promptly as reasonably practicable.  Each of the Seller and the Buyer shall have the right to review in advance, and to the extent practicable each will consult with the other, in each case subject to applicable laws relating to the exchange of information, with respect to all material written information submitted to any third party or any Governmental Authority in connection with the transactions contemplated by this Agreement.  In exercising the foregoing right, each of the Buyer and the Seller agrees to act reasonably and as promptly as practicable.  Each of the Buyer and the Seller agrees that it will consult with the other party hereto with respect to the obtaining of all material consents, registrations, approvals, permits and authorizations of all third parties and Governmental Authorities necessary to consummate the transactions contemplated by this Agreement and each party will keep the other party apprised of the status of material matters relating to completion of the transactions contemplated hereby.

Subject to applicable laws governing the exchange of information, each of the Buyer and the Seller will, upon request, furnish the other party with all information concerning itself, its Subsidiaries, directors, officers and stockholders and such other matters as may be reasonably necessary or advisable in connection with any filing, notice or application made by or on behalf of such other party or any of its Subsidiaries to any third party or Governmental Authority.

The Seller will cooperate, and shall cause the Company and the Company’s Subsidiary to cooperate, with the Buyer to ensure that, to the extent reasonably practicable, on the Closing Date the activities and assets of the Company and its Subsidiary are permitted to be conducted or held by the Buyer (as an entity qualified as a financial holding company) and its Subsidiaries under the Bank Holding Company Act of 1956, as amended.  Nothing in this Section 5.5(c) shall be deemed to require the Company or its Subsidiary to waive any material rights or agree to any material limitations on its operations or to dispose of any material asset or collection of assets prior to the Closing Date.

Notification of Certain Matters.  (a) The Seller shall instruct the Company to give prompt notice to the Buyer, the Company shall give prompt notice to the Buyer, and the Buyer shall give prompt notice to the Seller, of any fact, event or circumstance known to it that is reasonably likely, individually or taken together with all other facts, events and circumstances known to it, to result in a breach of any of its representations, warranties, covenants or agreements contained herein such that any of the conditions set forth in Article VI would not be satisfied.

(b)           The Company will promptly notify the Buyer, and the Buyer will promptly notify the Seller, of:

any notice or other communication from any person alleging that any material consent of such person is or may be required as a condition to consummation of the purchase and sale of the Shares; or

any material notice or other communication from any Governmental Authority in connection with the transaction contemplated by this Agreement.

Survival; Right to Indemnification Not Affected by Knowledge. (a) All representations, warranties, covenants, and obligations in this Agreement, the certificate delivered pursuant to Section 6.3(b), and any other certificate or document delivered pursuant to this Agreement will survive the Closing. The right to indemnification, payment of Damages or other remedy based on such representations, warranties, covenants, and obligations will not be affected by any investigation conducted with respect to, or any Knowledge acquired (or capable of being acquired) at any time, whether before or after the execution and delivery of this Agreement or the Closing Date, with respect to the accuracy or inaccuracy of or compliance with, any such representation, warranty, covenant, or obligation. The waiver of any condition based on the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, payment of Damages, or other remedy based on such representations, warranties, covenants, and obligations.

(b)           Indemnification and Payment of Damages by the Seller.  Seller will indemnify and hold harmless the Buyer, the Acquired Companies, and their respective Representatives, stockholders, controlling persons, and affiliates (collectively, the "Indemnified Persons") for, and will pay to the Indemnified Persons the amount of, any loss, liability, claim, damage (including incidental and consequential damages), expense (including costs of investigation and defense and reasonable attorneys' fees) or diminution of value, whether or not involving a third-party claim (collectively, "Damages"), arising, directly or indirectly, from or in connection with:

any breach of any representation or warranty made by the Seller in this Agreement or any other certificate or document delivered by the Seller pursuant to this Agreement;

any breach of any representation or warranty made by the Seller in this Agreement as if such representation or warranty were made on and as of the Closing Date;

any breach by the Seller of any covenant or obligation of the Seller in this Agreement;

any services provided by the Company or its Subsidiary prior to the Closing Date;

(v)           all actions, suits, proceedings, demands, assessments and/or judgments incidental to the operations of the Company prior to the Closing; or

(vi)          any claim by any person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by any such person with the Seller or any Acquired Company (or any person acting on their behalf) in connection with any of the transactions contemplated by this Agreement.

The Seller will have no liability (for indemnification or otherwise) with respect to the matters described in clauses (i) through (v) of Section 5.7(b) until the total Damages with respect to such matters exceed $200,000, and then only for the amount by which such Damages exceed $200,000.  Anything in this Agreement to the contrary notwithstanding, the Seller shall only be liable for Damages up to the amount of 25% of the Purchase Price, provided, however, that this limitation will not apply to any breach of any of the Seller’s representations and warranties of which the Seller had Knowledge at any time prior to the date on which such representation and warranty is made or any intentional breach by the Seller of any covenant or obligation, and the Seller will be liable for all Damages with respect to such breaches.

The remedies provided in this Section 5.7(b) will not be exclusive of or limit any other remedies that may be available to the Buyer or the other Indemnified Persons.

(c)           Indemnification and Payment of Damages by the Buyer.  The Buyer will indemnify and hold harmless the Seller, and will pay to the Seller the amount of any Damages arising, directly or indirectly, from or in connection with (i) any breach of any representation or warranty made by the Buyer in this Agreement or in any certificate delivered by the Buyer pursuant to this Agreement, (ii) any breach by the Buyer of any covenant or obligation of the Buyer in this Agreement, or (iii) any claim by any person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such person with the Buyer (or any person acting on its behalf) in connection with any of the transactions contemplated by this Agreement.

(d)           Time Limitations.  If the Closing occurs, the Seller will have no liability (for indemnification or otherwise) with respect to any representation or warranty, or covenant or obligation to be performed and complied with prior to the Closing Date, other than those contained in Sections 4.3(b) and 4.3(e), unless on or before the first anniversary of the Closing Date the Buyer notifies the Seller of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by the Buyer; a claim with respect to Section 4.3(b) or 4.3(e), or a claim for indemnification or reimbursement not based upon any representation or warranty or any covenant or obligation to be performed and complied with prior to the Closing Date, may be made at any time.  If the Closing occurs, the Buyer will have no liability (for indemnification or otherwise) with respect to any representation or warranty, or covenant or obligation to be performed and complied with prior to the Closing Date, unless on or before the first anniversary of the Closing Date the Seller notifies the Buyer of a claim specifying the factual basis of that claim in reasonable detail to the extent then known by the Seller.

(e)           Limitations on Amount - The Buyer.  The Buyer will have no liability (for indemnification or otherwise) with respect to the matters described in clause (i) or (ii) of Section 5.7(c) until the total of all Damages with respect to such matters exceeds $200,000, and then only for the amount by which such Damages exceed $200,000. However, this Section 5.7(e) will not apply to any Breach of any of the Buyer’s representations and warranties of which the Buyer had Knowledge at any time prior to the date on which such representation and warranty is made or any intentional breach by the Buyer of any covenant or obligation, and the Buyer will be liable for all Damages with respect to such breaches.

(f)            Procedure for Indemnification - Third Party Claims.  (i) Promptly after receipt by an indemnified party under Section 5.7(b) or 5.7(c) of notice of the commencement of any Proceeding against it, such indemnified party will, if a claim is to be made against an indemnifying party under such Section, give notice to the indemnifying party of the commencement of such claim, but the failure to notify the indemnifying party will not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such action is prejudiced by the indemnifying party's failure to give such notice.

(ii)           If any Proceeding referred to in Section 5.7(f)(i) is brought against an indemnified party and it gives notice to the indemnifying party of the commencement of such Proceeding, the indemnifying party will, unless the claim involves Taxes, be entitled to participate in such Proceeding and, to the extent that it wishes (unless (x) the indemnifying party is also a party to such Proceeding and the indemnified party determines in good faith that joint representation would be inappropriate, or (y) the indemnifying party fails to provide reasonable assurance to the indemnified party of its financial capacity to defend such Proceeding and provide indemnification with respect to such Proceeding), to assume the defense of such Proceeding with counsel satisfactory to the indemnified party and, after notice from the indemnifying party to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will not, as long as it diligently conducts such defense, be liable to the indemnified party under this Section 5.7 for any fees of other counsel or any other expenses with respect to the defense of such Proceeding, in each case subsequently incurred by the indemnified party in connection with the defense of such Proceeding, other than reasonable costs of investigation. If the indemnifying party assumes the defense of a Proceeding, (i) it will be conclusively established for purposes of this Agreement that the claims made in that Proceeding are within the scope of and subject to indemnification; (ii) no compromise or settlement of such claims may be effected by the indemnifying party without the indemnified party’s consent unless (A) there is no finding or admission of any violation of any law or regulation or any violation of the rights of any person and no effect on any other claims that may be made against the indemnified party, and (B) the sole relief provided is monetary damages that are paid in full by the indemnifying party; and (iii) the indemnified party will have no liability with respect to any compromise or settlement of such claims effected without its consent. If notice is given to an indemnifying party of the commencement of any Proceeding and the indemnifying party does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such Proceeding, the indemnifying party will be bound by any determination made in such Proceeding or any compromise or settlement effected by the indemnified party.

(iii)          Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that a Proceeding may adversely affect it or its affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such Proceeding, but the indemnifying party will not be bound by any determination of a Proceeding so defended or any compromise or settlement effected without its consent (which may not be unreasonably withheld).

(iv)          The Seller hereby consents to the non-exclusive jurisdiction of any court in which a Proceeding is brought against any Indemnified Person for purposes of any claim that an Indemnified Person may have under this Agreement with respect to such Proceeding or the matters alleged therein, and agree that process may be served on the Seller with respect to such a claim anywhere in the world.

(g)           Procedure for Indemnification - Other Claims.  A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

Conditions to Consummation of the Transaction

Conditions to Each Party’s Obligation to Effect the Transaction.  The respective obligations of each of the Buyer and the Seller to consummate the purchase and sale of the Shares is subject to the fulfillment or written waiver by the Buyer and the Seller prior to the Closing of each of the following conditions:

Governmental and Regulatory Consents.  All approvals, consents and authorizations of, filings and registrations with, and applications and notifications to all Governmental Authorities required for the consummation of the purchase and sale of the Shares shall have been obtained or made and shall be in full force and effect and all waiting periods required by law shall have expired other than those the failure of which to have been obtained or made or to have expired would not reasonably be expected to have a detrimental impact on relations with Governmental Authorities; provided, however, that none of the preceding shall be deemed obtained or made if it shall be subject to any condition or restriction the effect of which, together with any other such conditions or restrictions, would be reasonably likely to have a Material Adverse Effect on the Company (and the Company’s Subsidiary) or the Buyer after the Closing.

No Injunction.  No Governmental Authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) (collectively, ARestraints@) which is in effect and restrains, enjoins or otherwise prohibits consummation of the transaction contemplated by this Agreement.

Conditions to Obligation of the Seller.  The obligation of the Seller to consummate the purchase and sale of the Shares is also subject to the fulfillment or written waiver by the Seller prior to the Closing of each of the following conditions:

Purchase Price.  The Buyer shall have delivered the Purchase Price by bank cashier’s or certified check payable to the order of the Seller, or by wire transfer to the account specified by the Seller.

Representations and Warranties.  The representations and warranties of the Buyer set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date (except that representations and warranties that by their terms speak as of the date of this Agreement or some other date shall be true and correct only as of such date); and the Seller shall have received a certificate, dated the Closing Date, signed on behalf of the Buyer by a senior executive officer to such effect.

Performance of Obligations of the Buyer.  The Buyer shall have performed in all material respects all obligations required to be performed by the Buyer under this Agreement at or prior to the Closing Date, and the Seller shall have received a certificate, dated the Closing Date, signed on behalf of the Buyer by a senior executive officer to such effect.

Legal Opinion.  The Seller shall have received the opinion of Pietrantoni Méndez & Alvarez LLP, counsel to the Buyer, dated the Closing Date, in form and substance reasonably satisfactory to the Seller.  In connection with such opinion, counsel to the Buyer may request and rely upon representations contained in certificates of officers of the Buyer and of public officials.

Conditions to Obligation of the Buyer.  The obligation of the Buyer to consummate the purchase and sale of the Shares is also subject to the fulfillment or written waiver by the Buyer prior to the Closing of each of the following conditions:

Share Certificates.  The Seller shall have delivered to the Buyer certificates representing the Shares, duly endorsed (or accompanied by duly executed stock powers), with signatures guaranteed by a commercial bank or by a member of the NYSE, for transfer to the Buyer.

Representations and Warranties.  The representations and warranties of the Seller and the Company set forth in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date (except that representations and warranties that by their terms speak as of the date of this Agreement or some other date shall be true and correct only as of such date); and the Buyer shall have received a certificate, dated the Closing Date, signed on behalf of the Seller and the Company by an authorized officer and, on behalf of  the Company by the Chief Executive Officer and the Chief Financial Officer of the Company to such effect.

Performance of Obligations of the Seller.  The Seller shall have performed in all material respects all obligations required to be performed by it under this Agreement at or prior to the Closing Date, and the Buyer shall have received a certificate, dated the Closing Date, signed on behalf of the Seller by an authorized officer and, on behalf of  the Company by the Chief Executive Officer and the Chief Financial Officer of the Company to such effect.

Financial Opinion.  The Buyer shall have received the written opinion of Keefe, Bruyette & Woods, Inc. and William Blair & Company, dated the date of this Agreement, to the effect that, as of such date, the Purchase Price is fair and adequate consideration for the Shares from a financial point of view to the Buyer.

Legal Opinion.  The Buyer shall have received the opinion of “Secretaría General, Grupo Santander Central Hispano S.A.”, counsel to the Seller, dated the Closing Date, in form and substance reasonably satisfactory to the Buyer.  In connection with such opinion, counsel to the Seller may request and rely upon representations contained in certificates of officers of the Seller, the Company and the Company’s Subsidiary, and of public officials.

Termination

Termination.  This Agreement may be terminated, and the transaction contemplated hereunder may be abandoned at any time prior to the Closing:

Mutual Consent.  By the mutual consent of the parties to this Agreement.

Breach.  By the Buyer and, on the one hand, or the Seller, on the other hand, in the event of either: (i) a breach by the other party of any representation or warranty contained herein, which breach cannot be or has not been cured within 30 days after the giving of written notice to the breaching party of such breach; or (ii) a breach by the other party of any of the covenants or agreements contained herein, which breach cannot be or has not been cured within 30 days after the giving of written notice to the breaching party of such breach and, in each case (i) and (ii), which breach, individually or in the aggregate with other such breaches, would cause the conditions set forth in Section 6.3(a) or (b), in the case of a breach by the Seller, and Section 6.2(a) or (b), in the case of a breach by the Buyer, not to be satisfied or is reasonably likely to prevent, materially delay or materially impair the ability of the Seller or the Buyer to consummate the transaction contemplated by this Agreement.

Delay.  By the Buyer or the Seller in the event that the Closing has failed to occur on or before December 31, 2003, except to the extent that such failure arises out of or results from the knowing action or inaction of the party seeking to terminate pursuant to this Section 7. 1(c) and provided, further that either party may elect to extend the term of the Agreement until not later than March 31, 2004 if any applicable regulatory approvals required to be obtained to satisfy the condition set forth in Section 6.1(b) shall not have been obtained by December 31, 2003.

No Regulatory Approval.  By either party or the Seller, if the approval of any Governmental Authority required for consummation of the transaction contemplated by this Agreement shall have been denied by final non-appealable action of such Governmental Authority, or such Governmental Authority shall have requested the permanent withdrawal of any application therefor, or any such approval shall be made subject to any condition or restriction described in the proviso to Section 6.1(a).

Effect of Termination and Abandonment.  In the event of termination of this Agreement pursuant to this Article VII, no party to this Agreement shall have any liability or further obligation to the other party hereunder except (a) as set forth in Section 8.1 and (b) that termination will not relieve a breaching party from liability for any knowing breach of this Agreement.

Miscellaneous

Survival.  No representations, warranties, agreements and covenants contained in this Agreement shall survive the Closing or termination of this Agreement; provided, however, that (a) the agreements of the parties contained in Sections 5.7 and 7.2 shall survive the Closing and (b) the agreements of the parties contained in this Article VIII shall survive the termination of this Agreement.

Waiver; Amendment.  Prior to the Closing, any provision of this Agreement may be (a) waived by the party benefited by the provision in a writing signed by such party, or (b) amended or modified at any time, by an agreement in writing between the parties hereto and executed in the same manner as this Agreement.

Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed to constitute an original.

Governing Law and Venue.  This Agreement shall be governed by, and interpreted in accordance with, the laws of the Commonwealth of Puerto Rico.  The parties hereby irrevocably submit to the jurisdiction of the Federal courts of the United States of America and the courts of the Commonwealth of Puerto Rico, in each case located in the Commonwealth of Puerto Rico, solely in respect of the interpretation and enforcement of the provisions of this Agreement and of the documents referred to in this Agreement, and in respect of the transactions contemplated hereby, and hereby waive, and agree not to assert, as a defense in any action, suit or proceeding for the interpretation or enforcement hereof or thereof or of any such document, that it is not subject thereto or that such action, suit or proceeding may not be brought or is not maintainable in said courts or that the venue thereof may not be appropriate or that this Agreement or any such document may not be enforced in or by such courts, and the parties hereto irrevocably agree that all claims with respect to such action or proceeding shall be heard and determined in such a Federal or local court in the Commonwealth of Puerto Rico.  The parties hereby consent to and grant any such court jurisdiction over the person of such parties and over the subject matter of such dispute.

Expenses.  Whether or not the purchase and sale of the Shares is consummated, each party hereto will bear all expenses incurred by it in connection with this Agreement, and the transactions contemplated hereby.

Notices.  All notices, requests and other communications hereunder to a party shall be in writing and shall be deemed given (a) on the date of delivery, if personally delivered or faxed (with confirmation), (b) on the first business day following the date of dispatch, if delivered by a recognized next-day courier service, or (e) on the third business day following the date of mailing, if mailed by registered or certified mail (return receipt requested), in each case to such party at its address or fax number set forth below or such other address or numbers as such party may specify by notice to the parties hereto.

If to the Seller, to:

Administración de Bancos Latinoamericanos Santander, S.L.

Plaza de Canalejas 1 - 6ta Planta

1-28014, Madrid

Attention: Mr. Pablo Castilla

Fax: (91) 558-1713

With a copy to:

Administración de Bancos Latinoamericanos Santander, S.L.

Plaza de Canalejas 1 - 6ta Planta

1-28014, Madrid

Attention: Almudena Fernández-Golfín

Fax: (91) 558-1713

If to the Buyer or the Company, to:

Santander BanCorp

P.O. Box 362589

San Juan, Puerto Rico 00936-2589

Attention: Mr. José R. González

     President and CEO

Fax: (787) 767-7913

With a copy to:

Santander BanCorp

P.O. Box 362589

San Juan, Puerto Rico 00936-2589

Attention: Enrique R. Ubarri, Esq.

Fax: (787) 753-3285

Entire Understanding; No Third-Party Beneficiaries.  This Agreement and the documents referred to herein represent the entire understanding of the parties hereto with reference to the transactions contemplated hereby and this Agreement supersedes any and all other oral or written agreements heretofore made. Except for Section 5.7, insofar as such Section expressly provides certain rights to the Indemnified Parties named therein, nothing in this Agreement, expressed or implied, intended to confer upon any person, other than the parties hereto or their respective successors and permitted assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

Severability.  The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.  If any provision of this Agreement, or the application thereof to any person or any circumstance, is invalid or unenforceable, (a) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision and (b) the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

Assignment.  Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned or delegated, in whole or in part (except by operation of law), by any of the parties hereto without the prior written consent of each other party hereto.  Subject to the preceding sentence, this Agreement shall be binding upon, inure to the benefit of and be enforceable by, the parties hereto and their respective successors and assigns.

Enforcement.  The parties agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their terms or were otherwise breached.  It is accordingly agreed that the parties hereto shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions of this Agreement, this being in addition to any other remedy to which they are entitled at law or in equity.

Interpretation.  When a reference is made in this Agreement to a Recital, Section, Exhibit or Schedule, such reference shall be to a Recital or Section of, or Exhibit or Schedule to, this Agreement unless otherwise indicated.  The table of contents and headings contained in this Agreement are for reference purposes only and are not part of this Agreement.  Whenever the words “include,” “includes” or “including” are used in this Agreement, they shall be deemed followed by the words “without limitation.”

IN WITNESS WHEREOF,the parties hereto have caused this Agreement to be executed in counterparts by their duly authorized officers, all as of the day and year first above written.

ADMINISTRACIÓN DE BANCOS

LATINOAMERICANOSSANTANDER, S.L.

By:_/s/ Víctor Barallat               ________________

       Name: Mr. Víctor Barallat

         Title: Director

SANTANDER BANCORP

By: _/s/ José R. González  ___        ________________

       Name:  Mr. José R. González

         Title:  President and CEO

SANTANDER SECURITIES CORPORATION

By: _/s/ Carlos M. García               ________________

       Name:  Mr. Carlos M. García

         Title:  President

71628 v4

Exhibit 2.3

SETTLEMENT AGREEMENT

This SETTLEMENT AGREEMENT (the “Agreement”), dated December 30, 2003, is entered in the City of Madrid, Kingdom of Spain by and between SANTANDER BANCORP (the “Buyer”), a Commonwealth of Puerto Rico Corporation and ADMINISTRACIÓN DE BANCOS LATINOAMERICANOS SANTANDER, S.L. (the “Seller”), a limited liability company (“sociedad de responsabilidad limitada”) organized under the laws of the Kingdom of Spain.

WITNESSETH

The Seller, as seller, and Buyer, as purchaser, entered into a Stock Purchase Agreement (the “Purchase Agreement,” all terms not otherwise defined herein shall have the meaning assigned to them in the Purchase Agreement), dated as of November 28, 2003, regarding the sale by Seller and the purchase by the Buyer of all of the issued and outstanding shares of capital stock (the “Shares”) of Santander Securities Corporation (the “Company”).

The parties hereto hereby agree as follows:

1.             Delivery of the Shares. The Seller, concurrently with the execution hereof, does hereby deliver, transfer, endorse, convey and assign to the Buyer for its benefit and transfers all of the rights, title and interest in and to the Shares of the Company to the Buyer pursuant to the terms and conditions of the Purchase Agreement. The transfer of the Shares from the Seller to the Buyer is absolute and intended as a sale. By the execution of this Agreement, the Seller hereby delivers the Shares. The Buyer acknowledges receipt of the Shares and agrees and acknowledges that the Shares have been issued to Seller in accordance with the terms of the Purchase Agreement. Upon receipt of the Purchase Price as set forth in Section 2 of this Agreement, Seller will endorse the Shares in favor of the Buyer.

2.             Receipt of Purchase Price. The Seller hereby acknowledges receipt from the Buyer of immediately available funds amounting to SIXTY TWO MILLION (US$62,000,000) UNITED STATES DOLLARS representing payment in full for the Purchase Price of the Shares.

3.             Terms of the Purchase Agreement to Govern. The Seller and Buyer agree that the terms and conditions of the Purchase Agreement shall govern all matters. In the event of any conflict among the provisions of this Agreement and the provisions of the Purchase Agreement, the provisions of the Purchase Agreement shall govern.

4.             Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Puerto Rico.

IN WITNESS WHEREOF,the parties hereto have caused this Agreement to be executed in counterparts by their duly authorized officers, all as of the day and year first above written.

ADMINISTRACIÓN DE BANCOS

LATINOAMERICANOSSANTANDER, S.L.

By:/s/ Víctor Barallat

         Title:              General Director

SANTANDER BANCORP

By: /s/ Ms. Maria Calero

         Title:  Executive Vice President

Exhibit 12

SANTANDER BANCORP
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

			As Restated
	2003		2002		2001		2000		1999

INCOME BEFORE TAXES & TRAN ADJ	$39,160		$29,041		$67,428		$88,932		$102,033
Plus: Fixed Charges
Interest expense
Deposits	56,030		84,408		127,566		176,038		128,216
Other	76,321		75,507		117,202		191,865		178,229
Total	132,351		159,915		244,768		367,903		306,445

Rental Expense-SBC	5,499		5,539		5,626		5,626		5,290
Rental Expense-SSC	797		781		754		634		492
Rent Elimination	(750)		(746)		(732)		(620)		(492)
Rent Expense	5,546		5,574		5,648		5,640		5,290
Total Fixed Charges	137,897		165,489		250,416		373,543		311,735

Earnings	$177,057		$194,530		$317,844		$462,475		$413,768

Ratio of Earnings to fixed charges
Including interest on deposits	1.28	x	1.18	x	1.27	x	1.24	x	1.33	x
Excluding interest on deposits	2.16	x	2.40	x	2.59	x	2.34	x	2.25	x

Dividends on P/S	7,063		5,151		5,049		5,354		5,707
Fixed charges	144,960		170,640		255,465		378,897		317,442

Earnings to fixed charges and preferred stock dividend
Including interest on deposits	1.22	x	1.14	x	1.24	x	1.22	x	1.30	x
Excluding interest on deposits	1.99	x	2.26	x	2.49	x	2.28	x	2.19	x

Exhibit 21

Subsidiaries of the Registrant

Banco Santander Puerto Rico and Subsidiaries is a commercial banking entity incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of the Registrant.

Santander Mortgage Corporation is a mortgage banking entity incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of Banco Santander Puerto Rico.

Santander Securities Corporation is a registered broker-dealer incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of the Registrant.

Santander Asset Management provides portfolio management and advisory services. It is incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of Santander Securities Corporation.

Santander Insurance Agency is an insurance and general agent incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of the Registrant.

Santander International Bank is an international banking entity incorporated under the laws of the Commonwealth of Puerto Rico and is a 100% owned subsidiary of Banco Santander Puerto Rico.

Exhibit 31.1

CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, José Ramón González, certify that:

	1.	I have reviewed this Form 10K of Santander Bancorp,

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors(or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

		b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 5, 2004
By:/s/ José Ramón González
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carlos M. García, certify that:

1.	I have reviewed this Form 10K of Santander Bancorp,

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	5-Mar-04	By:/s/ Carlos M. García
Senior Executive Vice President
and Chief Operating Officer

Exhibit 31.3

CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
I, María Calero, certify that:

1.	I have reviewed this Form 10K of Santander Bancorp,

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	5-Mar-04	By:/s/ María Calero
Executive Vice President
and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION
Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

        The certification set forth below is being submitted in connection with the December 31, 2003 10K report (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

       José Ramón González, the Chief Executive Officer, Carlos García, the Chief Operating Officer and María Calero, the Chief Accounting Officer of Santander BanCorp, each certifies that, to the best of their knowledge:

1.	the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Exchange Act; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Santander BanCorp.

By: /s/ José Ramón González
President and Chief Executive Officer

By: /s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer