Form 10-Q
period 2004-03-31
SANTANDER BANCORP
filed 2004-05-07
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

Yes      X      No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of March 31, 2004

Common Stock, $2.50 par value	42,398,954

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

PART I – ITEM 1

FINANCIAL STATEMENTS
SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)

	March 31,	December 31,
ASSETS	2004	2003

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$131,001	$99,183
Interest-bearing deposits	51,671	15,300
Federal funds sold and securities purchased under agreements to resell	295,725	278,750
Total cash and cash equivalents	478,397	393,233
INTEREST BEARING DEPOSITS	10,000	10,000
TRADING SECURITIES	57,808	42,547
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value
Securities pledged that can be repledged	1,014,932	1,227,627
Other investment securities available for sale	332,249	436,684
Total investment securities available for sale	1,347,181	1,664,311
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost
Securities pledged that can be repledged	682,165	687,184
Other investment securities held to maturity	150,462	145,943
Total investment securities held to maturity	832,627	833,127
LOANS HELD FOR SALE, net	294,874	297,201
LOANS, net	4,074,912	3,846,994
PREMISES AND EQUIPMENT, net	51,747	61,107
ACCRUED INTEREST RECEIVABLE	36,472	36,398
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	4,454	4,662
OTHER ASSETS	178,587	142,050
	$7,401,850	$7,366,421

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non-interest bearing	$704,974	$700,413
Interest-bearing	3,443,773	3,441,815
Total deposits	4,148,747	4,142,228
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	315,000	350,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,686,090	1,808,238
COMMERCIAL PAPER ISSUED	374,753	254,904
TERM NOTES	180,750	165,966
SUBORDINATED CAPITAL NOTES	15,925	15,925
ACCRUED INTEREST PAYABLE	23,884	18,728
OTHER LIABILITIES	148,377	129,600
Total Liabilities	6,893,526	6,885,589

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding
Common stock, $2.50 par value; 200,000,000 shares authorized;46,410,214 shares
issued;42,398,954 shares outstanding in March 2004 and December 2003.	116,026	116,026
Capital paid in excess of par value	211,742	211,742
Treasury stock at cost, 4,011,260 shares in March 2004 and December 2003.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(12,521)	(19,465)
Retained earnings-
Reserve fund	119,432	119,432
Undivided profits	141,197	120,649
Total stockholders' equity	508,324	480,832
	$7,401,850	$7,366,421

SANTANDER BANCORP AND SUBSIADIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands, except per share data)

	For the quarters ended

	March 31,	March 31,
	2004	2003
INTEREST INCOME:
Loans	$57,900	$60,262
Investment securities	27,215	18,153
Interest bearing deposits	132	217
Federal funds sold and securities purchased under
agreements to resell	580	390
Total interest income	85,827	79,022

INTEREST EXPENSE:
Deposits	13,180	16,067
Securities sold under agreements to repurchase and other borrowings	18,649	19,110
Subordinated capital notes	22	218
Total interest expense	31,851	35,395

Net interest income	53,976	43,627

PROVISION FOR LOAN LOSSES	8,750	12,065
Net interest income after provision for loan losses	45,226	31,562

OTHER INCOME:
Bank service charges, fees and other	9,645	10,231
Broker-dealer, asset management and insurance fees	12,556	11,471
Gain on sale of securities	8,903	4,669
Gain on sale of loans	212	290
Gain on sale of building	2,754	-
Other income	2,562	2,076
Total other income	36,632	28,737

OTHER OPERATING EXPENSES:
Salaries and employee benefits	23,549	21,825
Occupancy costs	3,400	3,276
Equipment expenses	2,164	2,344
EDP servicing, amortization and technical expenses	8,231	8,301
Communication expenses	2,109	1,599
Business promotion	1,680	2,026
Other taxes	2,275	2,569
Other operating expenses	10,766	12,569
Total other operating expenses	54,174	54,509

Income before provision for income tax	27,684	5,790

PROVISION FOR INCOME TAX	2,469	652

NET INCOME	25,215	5,138
DIVIDENDS TO PREFERRED SHAREHOLDERS	-	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,215	$3,996

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.09

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2004 AND THE YEAR ENDED DECEMBER 31, 2003
(Dollars in thousands)

	March 31, 2004	December 31, 2003
Preferred Stock:
Balance at beginning of period	$-	$65,250
Preferred stock redemption	-	(65,250)
Balance at end of period	-	-
Common Stock:
Balance at beginning of period	116,026	116,026
Balance at end of period	116,026	116,026
Capital Paid in Excess of Par Value:
Balance at beginning of period	211,742	211,742
Balance at end of period	211,742	211,742
Treasury Stock at cost:
Balance at beginning of period	(67,552)	(65,268)
Stock repurchased at cost	-	(2,284)
Balance at end of period	(67,552)	(67,552)
Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of period	(19,465)	(12,692)
Unrealized net gain (loss) on investment securities available
for sale, net of tax	6,435	(2,789)
Unrealized net gain on cash flow hedges, net of tax	509	1,739
Minimum pension liability, net of tax	-	(5,723)
Balance at end of period	(12,521)	(19,465)
Reserve Fund:
Balance at beginning of period	119,432	116,482
Transfer from undivided profits	-	2,950
Balance at end of period	119,432	119,432
Undivided Profits:
Balance at beginning of period	120,649	172,415
Net income	25,215	39,445
Transfers	-	(2,950)
Deferred tax benefit amortization	(4)	(60)
Common stock cash dividends	(4,663)	(19,087)
Preferred stock cash dividends	-	(4,504)
Preferred stock redemption premium	-	(2,610)
Return of capital on corporate reorganization	-	(62,000)
Balance at end of period	141,197	120,649
Total stockholders' equity	$508,324	$480,832

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)

	For the quarters ended

	March 31,	March 31,
	2004	2003
Comprehensive income
Net income	$25,215	$5,138
Other comprehensive income (loss), net of tax:
Unrealized gains on investments securities
available for sale, net of tax	7,886	2,001
Reclassification adjustment for gains and losses
included in net income, net of tax	(1,440)	(1,510)
Unrealized gains (losses) on investments securities transferred
to the held to maturity category, net of amortization	(11)	400
Unrealized gains (losses) on investment securities
available for sale, net of tax	6,435	891
Unrealized gains on cash flow hedges, net of tax	509	460
Other comprehensive income (loss), net of tax	6,944	1,351
Comprehensive income	$32,159	$6,489

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)

	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,215	$5,138
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,416	6,136
Deferred tax benefit	(860)	812
Provision for loan losses	8,750	12,065
Gain on sale of building	(2,754)	-
Gain on sale of securities	(8,903)	(4,669)
Gain on sale of mortgage loans	(212)	(290)
Gain on derivatives	(64)	(92)
Trading gains	(529)	(707)
Net premium amortization on securities	914	2,235
Net premium amortization on loans	1,423	106
Purchases and originations of loans held for sale	(172,542)	(142,123)
Proceeds from sales of loans held for sale	30,034	19,864
Repayments of loans held for sale	10,406	93,889
Proceeds from sales of trading securities	433,998	411,979
Purchases of trading securities	(448,730)	(408,807)
(Increase) decrease in accrued interest receivable	(74)	2,700
(Increase) decrease in other assets	49,841	31,559
Increase in accrued interest payable	5,156	1,909
Increase in other liabilities	16,304	22,965
Total adjustments	(74,426)	49,531
Net cash (used in) provided by operating activities	(49,211)	54,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	457,635	556,851
Proceeds from maturities of investment securities available for sale	101,000	800,189
Purchases of investment securities available for sale	(361,020)	(1,048,593)
Proceeds from maturities of investment securities held to maturity	6,691	149,940
Purchases of investment securities held to maturity	(6,041)	(6,970)
Repayment of securities and securities called	46,886	49,822
Purchases of mortgage loans	(155,823)	(236,277)
Net decrease in loans	53,325	6,693
Proceeds from sales of mortgage servicing rights	212	290
Proceeds from sale of building	14,000	-
Capital expenditures	(331)	(440)
Net cash provided by investing activities	156,534	271,205

(Continues)

The accompanying notes are an integral part of these financial statements

(Continued)
SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(Dollars in thousands)

	March 31,	March 31,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	5,019	(495,641)
Net decrease in federal funds purchased and other borrowings	(35,000)	(21,260)
Net increase (decrease) in securities sold under agreements to repurchase	(122,148)	20,453
Net increase in commercial paper issued	119,849	209,807
Net increase (decrease) in term notes	14,784	(2,670)
Payment of subordinated capital notes	-	(5,000)
Repurchase of common stock	-	(2,284)
Dividends paid	(4,663)	(6,239)
Net cash used in financing activities	(22,159)	(302,834)

NET CHANGE IN CASH AND CASH EQUIVALENTS	85,164	23,340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,233	638,344
CASH AND CASH EQUIVALENTS, END OF PERIOD	$478,397	$661,684

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Summary of Significant Accounting Policies:

                The accounting and reporting policies of Santander BanCorp (the "Corporation"), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. ("BSCH")conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry.  The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  The results of operations and cash flows for the quarters ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

                The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented.  Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions.  The interim consolidated financial statements as of March 31, 2004 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2003.  Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Acquisition and Restatement

                   Pursuant to a corporate reorganization, on December 30, 2003 the Corporation acquired 100% of the common stock of Santander Securities Corporation and subsidiary ("Santander Securities") from Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), a wholly-owned subsidiary of BSCH. The Corporation acquired Santander Securities for $62 million in cash in a transaction treated as a reorganization of companies under common control. The reorganization was recorded at historical cost and accounted for on an "as if pooled" basis. Accordingly, the accompanying 2003 consolidated financial statements were restated to give retroactive effect to such transaction as of the beginning of the first period presented. All significant intercompany balances and transactions were eliminated.

                Net interest income, total other income and net income for the separate companies for the quarter ended arch 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
	(In thousands)

Net Interset income:
Santander BanCorp and Subsidiaries:	$53,876	$43,635
Santander Securities Corporation and Subsidiaries:	88	(8)
Eliminations	12	-
Combined	$53,976	$43,627

Total other income:
Santander BanCorp and Subsidiaries:	$25,075	$18,273
Santander Securities Corporation and Subsidiaries:	12,355	10,648
Eliminations	(798)	(184)
Combined	$36,632	$28,737

Net Income:
Santander BanCorp and Subsidiaries:	$23,448	$2,020
Santander Securities Corporation and Subsidiaries:	2,480	1,976
Eliminations	(713)	-
Combined	$25,215	$3,996

Following is a summary of the Corporation's most significant accounting policies:

Nature of Operations and Use of Estimates

                   Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico. The Corporation also engages in broker-dealer, asset management, mortgage banking and insurance agency services through its non-banking subsidiaries, Santander Securities Corporation, Santander Mortgage Corporation and Santander Insurance Agency, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank, Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation and Santander Insurance Agency.  All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill

Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.

Derivative Financial Instruments

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows.

All of the Corporation's derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period.  The Corporation's average number of common shares outstanding used in the computation of earnings per common share were 42,398,954 and 42,258,960 for the quarters ended March 31, 2004 and 2003, respectively.  Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended March 31, 2004 and 2003.

Recent Accounting Pronouncements which Affect the Corporation

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet.  In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R).

FIN 46 establishes consolidation criteria for entities for which "control" is not easily discernable under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights.  FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests.  FIN 46 defines the term "variable interest entity" (VIE) and is based on the premise that if a business enterprise absorbs a majority of the VIE's expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE.  The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary.

The Corporation applied FIN 46R to the first interim or annual period ending after December 15, 2003.  The Board defined SPEs as entities that have previously been accounted for under any of the following accounting literature:

•	Emerging Issues Task Force (EITF) Issue No. 90-15, Impact of Nonsubstantive Lessors, Residual Value
Guarantees, and Other Provisions in Leasing Transactions
•	EITF Issue No. 96-21, Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose
Entities
•	EITF Issue 97-1, Implementation Issues in Accounting for Lease Transactions, including Those involving
Special-Purpose Entities
•	EITF Topic D-14, Transactions involving Special-Purpose Entities

Adoption of this new method of accounting for variable interest entities did not have a material impact on the Corporation's consolidated results of operations and financial position.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2004
		Gross	Gross		Weihted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$103,084	$20	$5	$103,099	0.98%
After one year but within five years	97,732	140	379	97,493	2.02%
	200,816	160	384	200,592	1.49%

Commonwealth of Puerto Rico and its subdivisions:
After one year but within five years	20,589	115	-	20,704	5.92%
After five years but within ten years	9,630	64	-	9,694	4.44%
	30,219	179	-	30,398	5.45%
Mortgage-backed securities,
Over ten years	1,111,473	8,401	3,683	1,116,191	4.41%

	$1,342,508	$8,740	$4,067	$1,347,181	3.99%

	December 31, 2003
		Gross	Gross		Weighted Average
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$4,050	$23	$-	$4,073	1.80%
After one year but within five years	325,426	-	3,526	321,900	1.91%
	329,476	23	3,526	325,973	1.91%
Commonwealth of Puerto Rico and its subdivisions:
After one year but within five years	23,918	213	4	24,127	5.70%
After five years but within ten years	6,300	-	-	6,300	4.52%
	30,218	213	4	30,427	5.45%
Mortgage-backed securities
Over ten years	1,309,908	8,512	10,509	1,307,911	4.51%
	$1,669,602	$8,748	$14,039	$1,664,311	4.01%

The number of positions, fair value and unrealized losses at March 31, 2004, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Treasury and agencies of the
United States Government	4	$165,074	$384	-	$-	$-	4	$165,074	$384

Commonwealth of Puerto
Rico and its subdivisions	-	-	-	-	-	-	-	-	-

Mortgage-backed securities	21	438,447	3,683	-	-	-	21	438,447	3,683
		$603,521	$4,067		$-	$-		$603,521	$4,067

                   The Corporation evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation's intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

                   As of March 31, 2004, management concluded that there was no other-than-temporary impairment in its investment securities portfolio and, as shown above, all unrealized losses have been in a continuous unrealized loss position for less than twelve months. Such unrealized losses are considered temporary and are principally due to changes in interest rates.

                   Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

                  The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Investment Securities Held to Maturity:

                  The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:

	March 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$3,023	$-	$-	$3,023	0.87%
After one year but within five years	784,307	60,567	-	844,874	5.04%
	787,330	60,567	-	847,897	5.02%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	3,914	26	-	3,940	5.04%
After one year but within five years	16,285	678	-	16,963	5.05%
Over ten years	8,428	182	-	8,610	6.43%
	28,627	886	-	29,513	5.46%
Mortgage-backed securities:
After one year but within five years	538	46	-	584	8.64%
After five years but within ten years	621	44	-	665	8.27%
Over ten years	361	17	-	378	8.60%
	1,520	107	-	1,627	8.48%
Foreign governments:
Within one year	50	-	-	50	7.20%
After one year but within five years	100	-	-	100	7.11%
	150	-	-	150	7.14%
Other Securities:
Within one year	3,000	-	-	3,000	1.45%
After one year but within five years	12,000	-	-	12,000	1.45%
	15,000	-	-	15,000	1.45%
	$832,627	$61,560	$-	$894,187	4.98%

December 31, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$3,016	$-	$-	$3,016	0.87%
After one year but within five years	783,987	51,636	-	835,623	5.04%
	787,003	51,636	-	838,639	5.03%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,565	33	-	4,598	5.18%
After one year but within five years	16,293	761	-	17,054	5.05%
Over ten years	8,500	205	-	8,705	6.44%
	29,358	999	-	30,357	5.48%
Mortgage-backed securities:
After one year but within five years	1180	93	-	1273	8.43%
After five years but within ten years	621	7	-	120	9.31%
Over ten years	323	14	-	337	8.40%
	1,616	14	-	1,730	8.48%
Foreign governments:
Within one year	50	-	-	50	7.20%
After one year but within five years	100	-	-	100	7.11%
	150	-	-	150	7.14%
Other Securities:	15,000	-	-	15,000	0.81%
	$833,127	$52,749	$-	$885,876	4.01%

                Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

                  The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

              The Corporation's loan portfolio at March 31, 2004 and December 31, 2003 consists of the following:

	March 31, 2004	December 31, 2003
	(in thousands)

Commercial and industrial	$2,175,651	$2,155,282
Consumer	378,633	399,957
Construction	214,516	211,192
Mortage	1,389,341	1,162,480
	4,158,141	3,928,911
Unearned income	(10,427)	(11,345)
Allowance for loan losses	(72,802)	(70,572)
	$4,074,912	$3,846,994

5. Allowance for Loan Losses:

                Changes in the allowance for loan losses are summarized as follows:

	For the quarters ended
	March 31, 2004	March 31, 2003
	(in thousands)

Balance at beginning of period	$70,572	$57,956
Provision for loan losses	8,750	12,065
	79,322	70,021
Losses charged to the allowance:
Commercial	3,729	2,562
Consumer	5,361	11,079
	9,090	13,641
Recoveries:
Commercial	1,120	1,417
Consumer	1,450	1,170
	2,570	2,587
Net loans charged off	6,520	11,054
Balance at end of period	$72,802	$58,967

Other Assets

                  Other assets at March 31,2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Deferred tax assets, net	$15,411	$19,727
Accounts receivable	51,588	56,178
Securities sold not delivered, net	74,496	22,715
Other real estate	3,500	4,082
Other repossessed assets	770	907
Software	11,351	12,365
Prepaid expenses	14,380	16,858
Customers' liabilities on acceptances	2,719	4,270
Other	4,372	4,948
	$178,587	$142,050

7. Borrowings:

                Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2004
	Federal funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period end	$315,000	$1,686,090	$374,753
Average indebtednes outstanding during the period	$338,838	$1,821,750	$273,736
Maximum amount outstanding during the period	$380,000	$1,918,333	$400,000
Average interest rate for the period	1.46%	3.20%	1.10%
Average interest rate at period end	1.12%	3.33%	1.06%

	December 31, 2003
	Federal funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period end	$350,000	$1,808,238	$254,904
Average indebtednes outstanding during the period	$318,938	$1,544,410	$150,534
Maximum amount outstanding during the period	$565,000	$1,959,214	$275,000
Average interest rate for the period	1.21%	3.72%	1.24%
Average interest rate at period end	1.13%	3.19%	1.14%

                  Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2004	December 31, 2003
	(in thousands)

Federal funds purchased and other borrowings:
Within thirty days	$45,000	$35,000
After thirty to ninety days	45,000	45,000
Over ninety days	225,000	270,000
Total	$315,000	$350,000
Securities sold under agreements to repurchase:
Within thirty days	$700,974	$823,122
After thirty to ninety days	10,110	-
Over ninety days	975,006	985,116
Total	$1,686,090	$1,808,238
Commercial paper issued:
Within thirty days	$299,847	$254,904
After thirty to ninety days	74,906	-
Over ninety days
Total	$374,753	$254,904

As of March 31, 2004 and December 31, 2003, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 9.52 months and 12.54 months, respectively.

As of March 31, 2004, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)

Citigroup Global Markets Inc.	$421,047	$450,613	15.86
Credit Suisse First Boston LLC	300,000	331,551	24.01
Federal Home Loan Bank New York	100,000	129,302	48.43
JP Morgan Chase Securities, Inc.	125,000	145,063	42.84
Lehman Brothers RS	332,130	371,716	51.38
Merill Lynch	170,066	176,074	0.25
UBS Securities LLC	237,847	245,939	0.79
	$1,686,090	$1,850,258	29.97

The following investment securities were sold under agreements to repurchase:

	March 31, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$754,158	$694,506	$806,730	4.74%
Mortgage-backed securities	942,939	894,211	942,939	4.45%
Other	97,932	97,373	100,589	4.99%
Total	$1,795,029	$1,686,090	$1,850,258	4.60%

	December 31, 2003
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$830,650	$764,674	$874,111	4.51%
Mortgage-backed securities	1,084,161	1,033,454	1,084,161	4.53%
Other	10,175	10,110	10,197	1.33%
Total	$1,924,986	$1,808,238	$1,968,469	4.51%

8.  Derivative Financial Instruments:

As of March 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the period	Income (Loss)* for
	Notional		ended	the period ended
	Value	Fair Value	March 31, 2004	March 31, 2004
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(7,086)	$-	$509
FAIR VALUE HEDGES
Interest rate swaps	384,538	(2,428)	35	-
OTHER DERIVATIVES
Options	56,870	4,273	(208)	-
Embedded options on stock-indexed deposits	(56,291)	(4,272)	208	-
Interest rate caps	33,059	(504)	(211)	-
Customer interest rate caps	(33,059)	504	249	-
Customer interest rate swaps	(131,806)	(2,850)	2,296	-
Interest rate swaps	131,806	2,222	(2,305)	-
			$64	$509
* Net of tax

As of December 31, 2003, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the period	Income (Loss)* for
			ended	the year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2003	2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(7,924)	$-	$1,739
FAIR VALUE HEDGES
Interest rate swaps	380,789	(8,140)	(206)	-
OTHER DERIVATIVES
Options	11,870	279	83	-
Embedded options on stock-indexed deposits	(11,296)	(279)	(98)	-
Forward foreign currency exchange contracts	6,824	2	-	-
Interest rate caps	29,495	(330)	75	-
Customer interest rate caps	(29,495)	330	37	-
Customer interest rate swaps	(122,012)	554	1,767	-
Interest rate swaps	138,012	83	(1,381)	-
			$277	$1,739
*Net of tax

                The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities.  The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities.  These swaps were designated as cash flow hedges and mature through the year 2005.  As of March 31, 2004, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $4.3 million of which the Corporation expects to reclassify into earnings $1.1 million, net of tax, during the next nine months. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $4.8 million.

As of March 31, 2004, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $384.5 million, maturing through the year 2022.  The weighted average rate paid and received on these contracts is 1.13% and 4.59%, respectively.  As of March 31, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $378.4 million and a $3.4 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges.  For the quarter ended March 31, 2004, the Corporation recognized a gain of approximately $35,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

As of December 31, 2003, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $380.8 million, maturing through the year 2024.  The weighted average rate paid and received on these contracts was 1.22% and 4.83%, respectively.  As of December 31, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $374.7 million and a $3.5 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges.  For the year ended December 31, 2003, the Corporation recognized a loss of approximately $206,000 on fair value hedges due to hedge ineffectiveness, which is included in other gains and losses in the consolidated statements of income.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index, which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses on the consolidated statements of income. For the quarter ended March 31, 2004, a gain of approximately $208,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $208,000 was recorded on the option contracts. For the year ended December 31, 2003, a loss of approximately $98,000 was recorded on embedded options on stock-indexed deposits and a gain of approximately $83,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting.  The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of December 31, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,824,000.  As of December 31, 2003, the total amount, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,368, net of deferred taxes of $875.  There were no forward contracts outstanding at the end o f the quarter ended March 31, 2004.

                  The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the quarter ended March 31, 2004 and the year ended December 31, 2003, the Corporation recognized  net gains of $29,000 and $498,000, respectively, on these transactions.

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

10.  Pension Plans: Contingencies and Commitments:

                The Corporation maintain a qualified noncontributory defined benefit pension plan (the "Plan") which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benfit plan acquired in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the "Central Hispano").

                The components of net periodic benefit cost for the Plan for the three ended March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(Dollars in thousands)

Service cost	$333	$449
Interest cost	457	496
Expected return on plan assets	(409)	(456)
Net amortization	(19)	114
Periodic benefit cost	$362	$603

                The Plan's required minimum contribution to be paid during 2004 for the 204 plan year is zero (using 2004 "rate relief" interest rate of 7.11%).  This is because the funded status of the plan for 2003 is such that no quarterly installment are required and 2004 contribution may therefore be paid in 2005.  However, there is a pending amount payable in 2004 for 2003 plan year. This amount is $216,909, and is payable by September 15, 2004.

                The components of the net periodic benefit cost for the Central Hispano Plan for the three months ended March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
	(Dollars in thousands)

Interest cost	$495	$491
Expected return on plan assets	(307)	(445)
Net amortization	-	173
Periodic benefit cost	$188	$219

                For the Central Hispano Plan the required minimum contributions during 2004 for the 2004 plan year have not yet  been determined.  The estimated payments for the 2004 plan year are $488,007 quarterly starting March 15, 2004 for a total  of $1,952,058.  There is a pending amount payable in 2004 for the 2003 plan year.  This amount is $281,204 and is payable by August 15, 2004.

11. Segment Information:

Types of Products and Services

                The Corporation has four reportable segments: Commercial Banking, Mortgage Banking, Treasury and Investments and Broker/dealer.  Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information.

Measurement of Segment Profit or Loss and Segment Assets

                The Corporation's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.  These are managed separately because of their unique technology, marketing and distribution requirements.

                  The following presents financial information of reportable segments as of and for the quarters ended March 31, 2004 and 2003.  General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits.  The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts.  Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's departments.

	March 31, 2004
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$46,590	$22,864	$36,215	$12,675	$6,328	$(2,213)	$122,459
Intersegment revenue	996	-	-	-	1,217	(2,213)	-
Interest income	37,786	21,418	27,074	320	254	(1,025)	85,827
Interest expense	6,592	3,860	21,841	233	363	(1,038)	31,851
Depreciation and
amortization	1,569	260	66	93	1,428	-	3,416
Segment income
before income tax	6,691	16,610	12,654	4,065	(11,623)	(713)	27,684
Segment assets	2,947,167	1,702,987	2,650,403	87,989	863,621	(850,317)	7,401,850

	March 31, 2003
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$52,337	$19,192	$23,358	$10,867	$3,436	$(1,431)	$107,759
Intersegment revenue	958	-	6	-	467	(1,431)	-
Interest income	43,405	17,800	18,551	220	15	(969)	79,022
Interest expense	10,427	3,770	21,940	227	-	(969)	35,395
Depreciation and
amortization	1,507	391	54	109	4,075	-	6,136
Segment income
before income tax	7,013	13,347	(198)	3,239	(13,864)	(3,747)	5,790
Segment assets	2,937,701	1,377,432	2,431,726	63,174	780,791	(740,760)	6,850,064

Reconciliation of Segment Information to Consolidated Amounts

             Information for the Corporation's reportable segments in relation to the consolidated totals follows:

	March 31, 2004	March 31, 2003
Revenues:
Total revenues for reportable segments	$118,344	$105,754
Other revenues	6,328	3,436
Elimination of intersegment revenues	(2,213)	(1,431)
Total consolidated revenues	$122,459	$107,759

Total income before tax of reportable segments	$40,020	$23,401
Income before tax of Other segments	(11,623)	(13,864)
Elimination of intersegment profits	(713)	(3,747)
Consolidated income before tax	$27,685	$5,790

Assets:
Total assets for reportable segments	$7,388,546	$6,810,033
Assets not attributed to segments	863,621	780,791
Elimination of intersegment assets	(850,317)	(740,760)
Total consolidated assets	$7,401,850	$6,850,064

PART I – ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)
Quarter ended
March 31,

2004	2003
CONDENSED INCOME STATEMENTS
Interest income	$85,827	$79,022
Interest expense	31,851	35,395
Net interest income	53,976	43,627
Gain on sale of securities	8,903	4,669
Other income	27,729	24,068
Operating expenses	54,174	54,509
Provision for loan losses	8,750	12,065
Income tax	2,469	652
Net income	$25,215	$5,138
PER PREFERRED SHARE DATA
Outstanding shares:
Average	-	2,610,008
End of period	-	2,610,008
Cash Dividend per Share	$-	$0.44
PER COMMON SHARE DATA*
Net income	$0.59	$0.09
Book value	$11.99	$12.66
Outstanding shares:
Average	42,398,954	42,258,960
End of period	42,398,954	42,398,954
Cash Dividend per Share	$0.11	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$4,185,792	$3,809,112
Allowance for loan losses	73,373	60,989
Earning assets	6,913,747	6,145,305
Total assets	7,258,976	6,504,144
Deposits	3,983,920	3,791,507
Borrowings	2,605,213	1,985,845
Preferred equity	-	65,250
Common equity	482,646	536,799
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$4,369,786	$4,040,950
Allowance for loan losses	72,802	58,967
Earning assets	7,095,799	6,593,127
Total assets	7,401,850	6,850,064
Deposits	4,148,747	4,020,801
Borrowings	2,572,518	2,078,709
Preferred equity	-	65,250
Common equity	508,324	536,667

Continued on following page

Continued from previous page
Quarter ended
March 31,

2004	2003 (1)
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis	3.42%	3.17%
Efficiency ratio (2)	64.73%	75.62%
Return on average total assets (on an annualized basis)	1.40%	0.32%
Return on average common equity (on an annualized basis)	21.01%	3.02%
Average net loans/average total deposits	105.07%	100.46%
Average earning assets/average total assets	95.24%	94.48%
Average stockholders' equity/average assets	6.65%	9.26%
Fee income to average assets (annualized)	1.23%	1.35%
Capital:
Tier I capital to risk-adjusted assets	9.45%	11.91%
Total capital to risk-adjusted assets	11.02%	13.16%
Leverage Ratio	6.33%	8.29%
Asset quality:
Non-performing loans to total loans	2.11%	2.88%
Annualized net charge-offs to average loans	0.62%	1.16%
Allowance for loan losses to period-end loans	1.64%	1.44%
Allowance for loan losses to non-performing loans	77.74%	49.94%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	75.04%	48.89%
Non-performing assets to total assets	1.32%	1.99%
Recoveries to charge-offs	28.27%	18.96%

*Per share data is based on the average number of shares outstanding during the periods
Restated to include Santander Securities Corporation ans Subsidiary Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, and gain on sale of building in 2004

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

General

        During the first quarter of 2004 the Corporation showed remarkable results of operations aligned with its business plans. The Corporation's business plan is based on an integrated business model that focuses on our clients and our people.  Our client-focused business model is based on three strategic cornerstones: Sales and Distribution, Credit and Market Risk and Operating Efficiency.  The Sales and Distribution cornerstone is based on implementing and expanding throughout the Corporation a systematic sales management process which focuses on growing our loan portfolio by cross-selling products and services to our extensive segmented client base and improving client profitability.  In the area of Credit and Market Risk we are focusing on implementing and maintaining agile and flexible credit processes, continuous monitoring and improvement of asset quality, maximizing loan recoveries and maintaining an investment portfolio adequate to our asset size.  With respect to Operating Efficiency, we aim to limit operating expense growth to inflation levels, while obtaining efficiencies from new operating systems and investing in and training the best people.  Our business plan is grounded in client orientation and providing the highest quality service with the best human resources and information technology, while maintaining superior asset quality.

Critical Accounting Policies

         The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Corporation's critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation's Form 10-K for the year ended December 31, 2003.

  Results of Operations for the Quarter Ended March 31, 2004

Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and Subsidiaries (the Bank), Santander Securities Corporation and Subsidiary, and Santander Insurance Agency, Inc. During the last quarter of 2003 the Corporation acquired Santander Securities Corporation and its subsidiary, Santander Asset Management Corporation thereby positioning the Corporation as a full service provider of a broad range of financial services under the Santander BanCorp umbrella.

                For the first quarter of 2004, Santander BanCorp (the Corporation) reported unprecedented net income of $25.2 million, compared with $5.1 million for the same period in 2003, an improvement of 391%.  Earnings per common share (EPS) for the quarter ended March 31, 2004 were $0.59, based on 42,398,954 average shares.  Earnings per common share for the first quarter of 2003 were $0.09, based on 42,258,960 average shares outstanding.  Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2004 were 1.40% and 21.01%, respectively, compared with 0.32% and 3.02% reported during the same quarter of 2003.

                The $20.1 million improvement in net income for the first quarter of 2004 compared to the same period in 2003 was principally due to an increase of $10.3 million in net interest income, an increase of $4.0 million in gain on sale of investment securities, a $2.8 million gain on sale of a building, an increase of $1.1 million in fee and other income, and a reduction of $3.3 million in the provision for loan losses. These changes were partially offset by an increase of $1.8 million in the provision for income taxes.

Net Interest Income

                The Corporation's net interest income for the quarter ended March 31, 2004 reached $54.0 million, an increase of 23.7% over the $43.6 million reported for the same period in 2003.  This increase was due primarily to higher average interest earning assets and lower cost of funds, and partially offset by lower yields on interest earning assets and higher average interest-bearing liabilities. Average interest-earning assets for the quarter ended March 31, 2004 increased by 12.5% when compared to the same period in 2003. Average net loans increased 9.9% or $376.7 million and average investment securities increased16.0% or $339.8 million during the first quarter of 2004 compared to the same period in 2003.  These increases were offset by an increase in average interest-bearing liabilities of $782.7 million in 2004 when compared to the same period in 2003. Average interest-bearing deposits increased 5.1% or $163.3 million and average short-term borrowings increased 47.7% or $786.1 million, while long term borrowings decreased 49.4% or $166.7 million. The net interest margin on a tax-equivalent basis increased from 3.17% for the quarter ended March 31, 2003 to 3.42% for the quarter ended March 31, 2004.

The table on page 34, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the first quarter of 2004 and 2003.  The table on Interest Variance Analysis - Tax Equivalent Basis on page 25, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2004 compared with the first quarter of 2003.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable.  This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.7 million and $4.4 million for the quarters ended March 31, 2004 and 2003, respectively.

Interest Income

        The Corporation's interest income on a tax equivalent basis increased $7.2 million, or 8.6% to $90.6 million for the quarter ended March 31, 2004 from $83.4 million for the quarter ended March 31, 2003. The increase in interest income was attributed to an increase in the volume of interest earning assets of $9.7 million that was partially offset by a decrease of $2.5 million attributed to the lower yields on interest earning assets. The most significant changes were in the Corporation's average investment portfolio and average loan portfolio.

        Average interest earning assets increased 12.5% for the quarter ended March 31, 2004 compared to the first quarter of 2003.  This increase was primarily in the investment securities portfolio, which rose 16.0% or $339.8 million for the first quarter of 2004 compared to the same period in 2003.  There was also an increase in average net loans of 9.9% or $376.7 million for the first quarter of 2004 compared to the first quarter of 2003. Average interest bearing deposits also increased $52.0 million during the first quarter of 2004.

        The average yield on interest earning assets decreased from 5.50% for the quarter ended March 31, 2003 to 5.27% for the quarter ended March 31, 2004. The investment portfolio reflected a significant increase in yields of 94 basis points while the loan portfolio decreased 87 basis points during the first quarter of 2004 compared to the same period in 2003. These decreases were due primarily to the decrease in market rates.

Interest Expense

        The Corporation's interest expense for the quarter ended March 31, 2004 decreased 10.0% to $31.9 million from $35.4 million for the quarter ended March 31, 2003.  The reduction in interest expense was attributed to a decrease in the cost of funds of $8.4 million that was partially offset by an increase of $4.8 million attributed to an increase in the volume of interest bearing liabilities. There was an increase of 25.1% or $135.7 million in the average balance of interest bearing deposits during the first quarter of 2004 compared to the same period in 2003.  There was an increase in average deposits of $163.3 million or 5.1% as part of the Corporation's strategic plan to increase its market share and client base. There was also an increase of $786.1 million or 47.7% in average borrowings. The average cost of interest bearing liabilities also reflected a decrease of 63 basis points to 2.15% for the quarter ended March 31, 2004 compared to 2.78% for the same period in 2003.  This decrease is related to the decrease in market rates.

        The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates.  Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities.  The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis
	Quarter ended March 31, 2004
	Compared to the Quarter Ended
	March 31, 2003
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Interest income, on a tax equivalent basis:	(In thousands)
Federal funds sold and securities purchased
under agreements to resell	$232	$(42)	$190
Time deposits with other banks	(70)	(15)	(85)
Investment securities	3,823	5,704	9,527
Loans	5,691	(8,169)	(2,478)
Total interest income, on a tax equivalent basis	9,676	(2,522)	7,154

Interest expense:
Savings and NOW accounts	201	(1,981)	(1,780)
Other time deposits	668	(1,775)	(1,107)
Borrowings	6,015	(4,627)	1,388
Long-term borrowings	(2,059)	14	(2,045)
Total interest expense	4,825	(8,369)	(3,544)

Net interest income	$4,851	$5,847	$10,698

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

ALLOWANCE FOR LOAN LOSSES

	For the quarters ended
	March 31,
	2004	2003
	(In thousands)

Balance at beginning of year	$70,572	$57,956
Provision for loan losses	8,750	12,065
	79,322	70,021
Losses charged to the allowance:
Commercial	3,729	2,562
Consumer	5,361	11,079
	9,090	13,641
Recoveries:
Commercial	1,120	1,417
Consumer	1,450	1,170
	2,570	2,587
Net loans charged-off	6,520	11,054
Balance at end of year	$72,802	$58,967
Ratios:
Allowance for loan losses to period-end loans	1.64%	1.44%
Recoveries to charge-offs	28.27%	18.96%
Annualized net charge-offs to average loans	0.62%	1.16%

        One of the Corporation's specific goals during 2004 is to continue improving the quality of its loan portfolio by strengthening its collection efforts and employing more stringent lending criteria. The Corporation's allowance for loan losses was $72.8 million or 1.64% of period-end loans at March 31, 2004 compared to $59.0 million, or 1.44% of period-end loans at March 31, 2003.  The increase in this ratio was partially due to a significant reduction in net loans charged off as well as lower non-performing loans during the period.  The reduction of $3.3 million or 27.5% in the provision for loan losses was due to a 21% decrease in non-performing loans and a 41% reduction in net charge-offs during the first quarter of 2004.  The coverage ratio (allowance for loan losses to non-performing loans) increased to 77.74% at March 31, 2004, from 49.94% at March 31, 2003 and 71.74% at December 31, 2003.  Net charge-offs of $6.5 million for the quarter ended March 31, 2004 were fully offset by a provision for loan losses of $8.8 million.  The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2004 decreased 54 basis points to 0.62% from 1.16% for the same period in 2003.

        Net charge-offs for the quarter ended March 31, 2004 are significantly lower than those for the same period in 2003 due to more stringent lending criteria and continuous monitoring of the loan portfolio.  Consumer loan charge-offs continued reflecting improvement during 2004.

        Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels, and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

Other Income

                Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, broker-dealer, asset management and insurance fees, gains or losses on sales of securities, gain on sale of mortgage servicing rights, certain gains and losses and certain other income.

                The following table sets forth the components of the Corporation's other income for the periods indicated:

OTHER INCOME

	Quarters
	March 31,	March 31,
	2004	2003
	(In thousands)

Bank service fees on deposit accounts	$3,268	$3,561
Other service fees:
Credit card fees	3,059	2,936
Mortgage servicing fees	426	690
Trust fees	580	859
Other fees	2,312	2,185
Broker/dealer, asset management, and insurance fees	12,556	11,471
Gain on sale of securities, net	8,903	4,669
Gain on sale of loans	212	290
Gain on sale of mortgage servicing rights	91	125
Trading gains	678	405
Gain (loss) on derivatives	64	92
Other gains, net	3,658	463
Other	825	991
	$36,632	$28,737

        The Corporation's other income for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 reflected an increase of  $7.9 million or 27.5%. This increase was principally due to an increase in the gain on sale of securities of $4.2 million, gain on sale of a building of $2.8 million and growth in fee income from the broker-dealer, asset management and insurance operations of $1.1 million or 9.5%.  In March 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million. A deferred gain of $4.0 million was recorded and will be amortized as a reduction of rent expense over the term of the related leases through January 2009.

Operating Expenses

                The following table presents the detail of other operating expenses for the periods indicated:

OTHER OPERATING EXPENSES

	Quarters ended
	March 31,	March 31,
	2004	2003
	(In thousands)

Salaries	$14,842	$12,962
Pension and other benefits	12,326	11,441
Deferred loan origination costs	(3,619)	(2,578)
Total personnel costs	23,549	21,825

Equipment expenses	2,164	2,344
Professional fees	2,235	1,510
Occupancy costs	3,400	3,276
EDP Servicing Expense	8,231	8,301
Communications	2,109	1,599
Business promotion	1,680	2,026
Other taxes	2,275	2,569
Amortization of intangibles	209	1,400
Printing and supplies	372	461
Credit card expenses	1,799	1,827
Insurance	646	629
Other operating expenses:
Examinations & FDIC assessment	234	465
Transportation and travel	447	346
All other	4,824	5,931
Other Operating Expenses	30,625	32,684
Total Operating Expenses	$54,174	$54,509

                   For the quarter ended March 31, 2004, the Corporation's efficiency ratio on a tax equivalent basis was 64.73% compared to 75.62% for the same period in 2003. The 1,089 basis point improvement in the 2004 ratio was a result of lower operating expenses as well as higher revenues. For the quarter ended March 31, 2004, the gain on sale of building was excluded from revenues in the determination of the efficiency ratio.

         There was a $1.7 million increase in personnel costs for the quarter ended March 31, 2004 compared to the same period in 2003.  This increase was mainly due to an increase in salaries of $1.9 million, an increase in pension and other benefits of $0.9 million and an increase in deferred loan origination costs of $1.1 million. The increase in salaries was due to the annual salary revision of approximately 3.5%, salary adjustments and retention bonuses for approximately $1.3 million, the in-sourcing of the collection operations by the Corporation for approximately $0.2 million and severance payments for approximately $0.3 million. The increase of $0.9 million in pension and other benefits was due to liquidation of accrued vacation in excess of the established policy as well as the effect of the salary revision of approximately $0.4 million and increases in performance bonuses of $0.5 million as a result of improved operating performance during the quarter. There was also an increase in social security expense of $0.2 million that was offset by a decrease in recruiting expenses of $0.2 million. These increases were partially offset by an increase in deferred loan origination costs of $1.0 million resulting from growth in the credit card portfolio as a result of a campaign conducted during the first quarter of the year and the mortgage lending activity.

         Other operating expenses decreased $2.1 million for the quarter ended March 31, 2004 compared to the same period in 2003.  This decrease was mainly due to a decrease of $1.2 million as a result of having fully amortized core deposit intangibles at the beginning of 2004, a reduction of $0.6 million in expenses related to loan collections as a result of the in-sourcing of this operation within the Corporation, and a reduction of $0.6 million in the provision for repossessed assets. The increase in professional fees of $0.7 million was due to increases in technical services of $0.2 million related to ongoing EDP systems projects, and other professional fees related to projects to improve efficiency and for the implementation of the Sarbanes-Oxley requirements. The increase in communications expense was related to increases in dedicated lines and telephone usage.

Provision for Income Tax

The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. In Puerto Rico, the maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items.

The provision for income tax amounted to $2.5 million for the quarter ended March 31, 2004 compared to $0.7 million for the same period in 2003.  The increase in the provision for income tax relates primarily to the increase in pretax income.

FINANCIAL POSITION – MARCH 31, 2004

Assets

        The Corporation's assets reached $7.40 billion as of March 31, 2004, a 0.5% increase when compared to total assets of $7.37 billion at December 31, 2003.  This increase was principally a result of an increase in net loans including loans held for sale of $225.6 million, in cash and cash equivalents of $85.2 million, in other assets of $27.0 million and $15.3 million in trading securities. These increases were partially offset by a decrease of $317.6 million in investment securities primarily due to the sale of $275 million in mortgage backed securities during the first quarter of 2004.

                The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	December 31,	Increase
	2004	2003	(Decrease)
	(In thousands)
Commercial, industrial and
agricultural	$2,160,052	$2,139,821	$20,231
Construction	212,736	209,655	3,081
Consumer	383,635	404,183	(20,548)
Mortgage	1,686,165	1,461,107	225,058
Gross Loans	4,442,588	4,214,766	227,822
Allowance for loan losses	(72,802)	(70,572)	(2,230)
Net Loans	$4,369,786	$4,144,194	$225,592

As a result of management's efforts to increase market share, net loans, including loans held for sale, at March 31, 2004 were $4.37 billion, reflecting an increase in the loan portfolio of $225.6 million or 5.4% when compared to $4.14 billion at December 31, 2003. Mortgage loan production continued to grow during the first quarter of 2004 resulting in an increase of $225.1 million or 15.4%, in the mortgage loan portfolio. There was a 16.5% increase in mortgage loan production for the quarter ended March 31, 2004 compared to the quarter ended December 31, 2003.  The growth in mortgage loan production for quarter ended March 31, 2004 compared to the same period in 2003 was 19.2%.  The commercial loan portfolio (including construction loans) also reflected an increase of $23.3 million or 1.0% for the first quarter of 2004. These increases were partially offset by a $20.5 million or 5.1% decrease in the consumer loan portfolio due to more selective lending criteria and to the runoff of the auto loan portfolio as a result of the Company's decision in 2001 to withdraw from that market.

There was a decrease of $9.4 million in premises and equipment due to the sale of a building with a book value of approximately $7.7 million, and normal depreciation for the period. Other assets reflected an increase of $36.5 million due to an increase in securities sold not delivered.

The Corporation continues to focus its efforts on recapturing market share with a strong emphasis on commercial lending.  Consumer lending will also continue to be a focus of growth for the Corporation.  There will be a strong emphasis on providing quality products to customers designed to meet their personal and business needs, while maintaining strict lending criteria.  This strict lending criteria and strong collection efforts are expected to have a favorable impact on nonperforming assets.

Nonperforming Assets and Past Due Loans

As of March 31, 2004, the Corporation's total non-performing loans and accruing past due loans (excluding other real estate owned) decreased to $97.0 million or 2.18% of total loans from $100.8 million or 2.39% of total loans as of December 31, 2003.  The decrease in non-performing loans and past due loans was across the board in all portfolios. Non-performing loans (excluding other real estate owned) at March 31, 2004 decreased to $93.7 million or 2.11% of total loans from $98.4 million or 2.33% of total loans at December 31, 2003. Repossessed assets decreased to $4.3 million at March 31, 2004, from $5.0 million at December 31, 2003, as a result of various sales during the quarter that generated a gain of $0.2 million. As of March 31, 2004 the coverage ratio (allowance for loan losses to total non-performing loans) improved to 77.74% from 71.74% as of December 31, 2003 and 49.94% as of March 31, 2003.

The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial, Industrial, Construction, and
Lease Financing	$28,787	$29,915
Agricultural	4,641	4,996
Mortgage	49,731	52,192
Consumer	9,257	9,312
Renegotiated Loans	1,236	1,953
Total non performing loans	93,652	98,368
Repossessed Assets	4,270	4,989
Total non performing assets	$97,922	$103,357

Accruing loans past-due 90 days or more	$3,360	$2,404

Non Performing loans to total loans	2.11%	2.33%
Non Performing loans plus accruing loans
past due 90 days or more to total loans	2.18%	2.39%
Non Performing assets to total assets	1.32%	1.40%

Liabilities

        As of March 31, 2004, total liabilities reached $6.9 billion, an increase of $7.9 million compared to the December 31, 2003 balance.  This increase in total liabilities was principally due to increases in deposits of $6.5 million, and other liabilities of $23.4 million. There was also a decrease in borrowings of $22.5 million. Federal funds purchased and other borrowings decreased $35.0 million, and securities sold under agreements to repurchase decreased $122.1 million. These decreases were partially offset by increases in commercial paper issued of $119.8 million and term notes of $14.8 million.

Deposits

        At March 31, 2004, total deposits were $4.1 billion, reflecting an increase of $6.5 million over December 31, 2003. The increase in deposits was offset by a decrease in borrowings of $22.5 million.  This decrease was primarily in federal funds purchased and other borrowings and securities sold under agreements to repurchase which were partially offset by increases in commercial paper issued and term notes. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

        Stockholders' equity was $508.3 million or 6.9% of total assets at March 31, 2004, compared to $480.8 million or 6.5% of total assets at December 31, 2003.  This increase in stockholders' equity was mainly due to an improvement in unrealized net gain on investment securities available for sale and net income for the period and was partially offset by dividends declared and paid.

        The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of March 5, 2004 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 1.60%.

      The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2002.  Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares.  As of March 31, 2004, a total of 4,011,260 common shares amounting to $67.6 million had been repurchased under these programs.  There have been no stock repurchases during the past four quarters.

        The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation.  Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation's common stock.

During the first quarter of 2004, the Corporation's common stock price per share increased from $24.35 to $27.50, representing growth of 13% or a $134 million increase in aggregate shareholder value.

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

        As of March 31, 2004, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2004 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions.  Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2004 were 9.45% and 11.02%, respectively, and the leverage ratio was 6.33%.

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

The combined net periodic pension cost for the Plan and the Central Hispano Plan amounted to $3.3 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.5%.

In developing the expected long-term rate of return assumption, the Pension Plan Committee (the "Committee") evaluated input from the Plan's and the Central Hispano Plan's actuaries, economists, and the Corporation's long-term inflation assumptions.  Projected returns by such consultants and economists are based on broad equity and bond indices. The expected long-term rate of return on qualified plan assets is based on an asset allocation assumption of approximately 45% with equity managers. Because of market fluctuations and in order to protect the value of plan assets, the actual asset allocation as of December 31, 2003 in the Plan was 46% in equity securities, 41% in debt securities and 13% in money market and cash.  For the Central Hispano Plan, the corresponding allocations as of December 31, 2003 were 34%, 57% and 9%, respectively.

The Committee expects, however, that the Plan's and the Central Hispano Plan's long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. Actual asset allocation is reviewed regularly and investments are periodically rebalanced to the Plan's and the Central Hispano Plan's targeted allocation when considered appropriate.  The Committee periodically reviews all of the Plan's and the Central Hispano Plan's assumptions including the 8.5% long-term rate of return on plan assets.  A downward revision of this rate of return could have an adverse effect on the Corporation's results of operations.   The Committee will continue to evaluate the Plan's and the Central Hispano Plan's actuarial assumptions, including the expected rate of return, at least annually, and will adjust it as necessary.

The Corporation's determination of pension expense or income is based on the market value of plan assets.  Investment gains or losses are the difference between the expected return on plan assets calculated using the assumed rate of return or the market value of assets and the actual investment return.  The projected benefit obligation (PBO) is estimated based on the present values of future benefits based on assumptions as to mortality, retirement age, and other assumptions, and liability gains or losses are the difference between the obligation estimated on the measurement date and the amount projected from the prior measurement date based on the actuarial assumptions.  As of December 31, 2003, the Plan had cumulative investment and liability gains of approximately $9.3 million, which remain to be recognized. The Plan also had cumulative investment and liability losses of approximately $4.2 million that were recognized on the Corporation's statement of financial position as an additional minimum pension liability in accumulated other comprehensive income. At December 31, 2003, the Central Hispano Plan had cumulative investment and liability losses of approximately $19.2 million that were recognized on the Corporation's statement of financial position as an additional minimum pension liability in accumulated other comprehensive income. Unrecognized net actuarial losses result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

The discount rate used for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has decreased from 6.75% at December 31, 2002 to 6.25% at December 31, 2003. Due to the effect of the unrecognized actuarial losses and based on an expected rate of return on the Corporation's qualified plan assets of 8.5%, a discount rate of 6.25% and various other assumptions, fiscal 2004 pension expense for the Plan and the Central Hispano Plan is estimated to reach approximately $1.4 million and $0.8 million, respectively.  Future actual pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the pension plans.

The value of the Plan's assets has decreased from $26.7 million at December 31, 2002 to $24.4 million at December 31, 2003.  The value of the Central Hispano Plan's assets has decreased from $20.9 million at December 31, 2002 to $20.8 million at December 31, 2003. The investment performance returns and declining discount rates have changed the Plan's funded status, net of benefit obligations, from a $2.5 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002 to a $5.3 million deficit at December 31, 2002.  The investment performance returns and declining discount rates have changed the Central Hispano Plan's funded status, net of benefit obligations, from a $8.6 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002 to a $12.1 million deficit at December 31, 2003.

                The Plan's required minimum contribution to be paid during 2004 for the 2004 plan year is zero (using 2004 "rate relief" interest rate of 7.11%).  This is because the funded status of the plan for 2003 is such that no quarterly installments are required and the 2004 contribution may therefore be paid in 2005.  However, there is a pending amount payable in 2004 for the 2003 plan year. This amount is $216,909, and is payable by September 15, 2004.

                For the Central Hispano Plan the required minimum contributions during 2004 for the 2004 plan year have not yet been determined.  The estimated payments for the 2004 plan year are $488,007 quarterly starting March 15, 2004 for a total of $1,952,058.  There is a pending amount payable in 2004 for the 2003 plan year. This amount is $281,204 and is payable by August 15, 2004.

Derivative Financial Instruments:

                The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation's derivative transactions as of March 31,2004 and December 31, 2003.

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

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting.  The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers, and at the same time enters into foreign currency exchange forwards with a related party under the same terms and conditions.

The Corporation occasionally enters into certain derivative transactions with customers.  During 2003 and 2004, the Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with a related party and unrelated third party under the same terms and conditions.

SANTANDER BANCORP QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME Tax Equivalent Basis

	March 31, 2004		March 31, 2003
	Average		Average	Average		Average Rate
	Balance	Interest	Rate	Balance	Interest
	(Dollars in thousands)

Interest bearing deposits	$54,621	$132	0.97%	$83,292	$217	1.06%
Federal funds sold and securities purchased
under agreements to resell	204,399	580	1.14%	123,746	390	1.28%
Total interest bearing deposits	259,020	712	1.11%	207,038	607	1.19%

U.S.Treasury securities	238	1	1.69%	125,713	377	1.22%
Obligations of other U.S.government
agencies and corporations	1,048,500	14,873	5.71%	1,739,325	18,100	4.22%
Obligations of government of Puerto Rico
and political subdivisions	35,153	887	10.15%	46,381	908	7.94%
Collateralized mortgage obligations and
mortgage backed securities	1,353,523	14,530	4.32%	188,377	2,041	4.39%
Other	31,521	1,105	14.10%	29,359	443	6.12%
Total investment securities	2,468,935	31,396	5.11%	2,129,155	21,869	4.17%

Loans (net of unearned income)	4,185,792	58,459	5.62%	3,809,112	60,937	6.49%

Total interest earning assets/ interest
income (on a tax equivalent basis)	6,913,747	90,567	5.27%	6,145,305	83,413	5.50%
Total non-interest earning assests	345,229			358,839

Total assets	$7,258,976			$6,504,144

Savings and NOW accounts	1,860,524	5,740	1.24%	1,810,937	7,520	1.68%
Other time deposits	1,483,646	7,440	2.02%	1,369,929	8,547	2.53%
Borrowings	2,434,324	16,560	2.74%	1,648,251	15,172	3.73%
Term Notes	168,006	2,089	5.00%	304,919	3,929	5.23%
Subordinated Notes	2,883	22	3.07%	32,675	227	2.82%
Total interest bearing liabilities/interest expense	5,949,383	31,851	2.15%	5,166,711	35,395	2.78%

Total non-interest bearing liabilities	826,947			735,384

Total liabilities	6,776,330			5,902,095

Stockholders' Equity	482,646			602,049

Total liabilities and stockholders' equity	$7,258,976			$6,504,144

Net interest income, on a tax equivalent basis		$58,716			$48,018
Cost of funding earning assets			1.85%			2.34%
Net interest margin, on a tax equivalent basis			3.42%			3.17%

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

Market Risk and Interest Rate Sensitivity

        A key component of the Corporation's asset and liability policy is the management of interest rate sensitivity.  Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest-earning assets and interest-bearing liabilities.  For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period.  Any mismatch of interest earning assets and interest bearing liabilities is known as a gap position.  A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity, which means that a decrease in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income.  Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

        The Corporation's one-year cumulative GAP position at March 31, 2004, was negative $741.7 million or 10.0% of total assets.  This is a one-day position that is continually changing and is not indicative of the Corporation's position at any other time.  This denotes liability sensitivity which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

        The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds.  The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at March 31, 2004 and may not be representative of interest rate gap positions at other times.  In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of March 31, 2004

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
ASSETS:
Investment Portfolio	$161,318	$7,970	$1,257,799	$731,024	$64,505	$-	$15,000	$2,237,616
Deposits in Other Banks	357,396	-	-	-	-	-	131,001	488,397
Loan Portfolio
Commercial	1,391,910	202,642	143,192	188,372	103,095	47,067	83,774	2,160,052
Construction	178,731	3,522	4,817	18,147	6,604	915	-	212,736
Consumer	133,078	62,098	119,761	54,702	6,931	68	6,997	383,635
Mortgage	355,036	117,163	294,763	267,056	505,270	136,827	10,050	1,686,165
Fixed and Other Assets	-	-	-	-	-	-	233,249	233,249
Total Assets	$2,577,469	$393,395	$1,820,332	$1,259,301	$686,405	$184,877	$480,071	$7,401,850

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	$374,753	$-	$-	$-	$-	$-	$-	$374,753
Repurchase Agreements	711,084	-	525,000	250,006	200,000	-	-	1,686,090
Federal Funds	290,000	25,000	-	-	-	-	-	315,000
Deposits
Certificates of Deposit	806,831	195,219	146,172	188,953	180,107	16,827	(2,790)	1,531,319
Demand Deposits and Savings Accounts	195,246	397,484	479,007	833,603	-	-	7,114	1,912,454
Transactional Accounts	326,779	-	-	378,195	-	-	-	704,974
Senior and Subordinated Debt	425	112,000	-	-	40,535	43,715	-	196,675
Other Liabilities and Capital	-	-	-	-	-	-	680,585	680,585
Total Liabilities and Capital	$2,705,118	$729,703	$1,150,179	$1,650,757	$420,642	$60,542	$684,909	$7,401,850

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$229,040	$22,146	$60,463	$221,650	$184,125	$30,727	$-	$748,151
Interest Rate Swaps (Liabilities)	506,821	22,146	114,694	57,000	16,763	30,727	-	748,151
Caps	35,059	-	-	35,059	-	-	-	70,118
Caps Final Maturity	35,059	-	-	35,059	-	-	-	70,118
GAP	$(405,430)	$(336,308)	$615,922	$(226,806)	$433,125	$124,335	$(204,838)	$-
Cumulative GAP	$(405,430)	$(741,738)	$(125,816)	$(352,622)	$80,503	$204,838	$-	$-

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

As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios.  In order to carry out this task, management prepares two standardized reports with detailed information on the sources of interest income and expense: the "Financial Profitability Report", and the "Net Interest Income Shock Report." The former deals with historical data while the latter deals with expected future earnings.

The Financial Profitability Report identifies individual components of the Corporation's non-trading portfolio independently with their corresponding interest income or expense.  It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

The Net Interest Income Shock Report uses a simulation analysis to measure the amount of net interest income the Corporation would have from its operations throughout the next twelve months and the sensitivity of these earnings to assumed shifts in market interest rates throughout the same period.  The important assumptions of this analysis are: ( i ) rate shifts are parallel and immediate throughout the yield curve; (ii) rate changes affect all assets and liabilities equally; (iii) interest bearing demand accounts and savings passbooks will only partially run off in a period of one year; and (iv) demand deposit accounts will run off in a period of five years.  Cash flows from assets and liabilities are assumed to be reinvested at market rates in similar instruments.  The object is to simulate a dynamic gap analysis enabling a more accurate interest rate risk assessment.

Risk management policy and procedures establish a risk tolerance loss limit of $14.0 million for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates.  As of March 31, 2004, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $9.4 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less that the $14.0 million limit.

Liquidity Risk

        Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding.  The Corporation's general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs.  The principal sources of liquidity for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets.  The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs.  As of March 31, 2004 the Corporation had $2.4 billion in unsecured lines of credit ($2.2 billion available) and $3.9 billion in collateralized lines of credit with banks and financial entities ($2.7 billion available).  All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2004, the Corporation had a liquidity ratio of 13.0%.  At March 31, 2004, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes it has sufficient liquidity to meet current obligations.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation's management, including the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer (as the Corporation's principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer (as the Corporation's principal financial officer) concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Controls

            There have been no significant changes in the Corporation's internal controls or in other factors during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect the Corporation's internal controls.

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

ITEM 2 – USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit No.	Exhibit Description	Reference

(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander Bancorp	10Q-09/30/99
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	10K-12/31/00
(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
	Santander, S.L. and Santander Securities Corporation	10K-12/31/03
(2.3)	Settlement Agreement between Santander BanCorp and Administración
	de Bancos Latinoamericanos Santander, S.L.	10K-12/31/03
(3.1)	Articles of Incorporation	10K-12/31/98
(3.2)	Bylaws	10K-12/31/98
(4.1) Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	10K-12/31/98
(4.2)	(4.2) Offering Circular for $25,000,000 AFICA Loan Program	10Q-09/30/99
(4.3)	(4.3) Bank Notes Program and Distribution Agreement	10Q-09/30/99
(4.4)	(4.4) Offering Circular for $26,000,000 AFICA Loan Program	10K-12/31/00
(4.5)	Offering Circular for $25,000,000 AFICA Loan Program	10K-12/31/01
(4.6)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth
	Notes Linked to the S&P 500 Index	Exhibit 4.6
(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander
	Puerto Rico	10K-12/31/02
(10.2)	Deferred Compensation Contract – Benito Cantalapiedra	10K-12/31/02
(10.3)	Deferred Compensation Contract – María Calero	10K-12/31/02
(10.4)	Employment Contract – Carlos García	10K-12/31/02
(10.5)	Employment Contract – Roberto Córdova	10K-12/31/02
(10.6)	Employment Contract – Rafael Saldaña	10K-12/31/02
(10.7)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank
	of Puerto Rico and Santander Investment International Bank, Inc	10Q-06/30/03
(10.8)	Employment Contract – José Ramón González	10Q-06/30/03
(10.9)	Deferred Compensation Contract - Rafael Saldaña	10K-12/31/03
(10.10)	Employment Contract - Lillian Díaz	10K-12/31/03
(10.11)	Employment Contract – Bartolomé Vélez	10K-12/31/03
(10.12)	Technology Assignment Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	10K-12/31/03
(10.13)	Altair System License Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	10K-12/31/03
(10.14)	Employment Contract-Anthony Boon	Exhibit 10.14
(10.15)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.15
(31.1)	Rule 13a-14(a) Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Rule 13a-14(a) Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2
(31.3)	Rule 13a-14(a) Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3
(32.1)	Section 1350 Certification from the Chief Executive Officer, Chief Operating pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
	Officer and Chief Accounting Officer	Exhibit 32.1

B. Reports on Form 8-K – The Corporation filed one report on Form 8-K during the quarter ended March 31, 2004.

•	Item Reported – January 22, 2004

Item 12 – Exhibit 99.1 Santander BanCorp reported its financial results for the fourth quarter of 2003

•	Item Reported on January 20, 2004

Item 7c- Exhibit 99.1 Slideshow presentation to institutional investors and analysts on February 19, 2004

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Registrant

Dated:	04-May-04	By:/s/ José Ramón González
President and Chief Executive Officer

Dated:	04-May-04	By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated:	04-May-04	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer

Exhibit 31.1
CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, José Ramón González, certify that:

1.	I have reviewed this Form 10-Q of Santander Bancorp,

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

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure c ontrols and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and
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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board
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

Date:	04-May-04	By:/s/ José Ramón González
President and Chief Executive Officer

Exhibit 31.2
CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carlos M. García, certify that:

1.	I have reviewed this Form 10-Q of Santander Bancorp,

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

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure c ontrols and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and
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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board
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

Date:	04-May-04	By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Exhibit 31.3
CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, María Calero, certify that:

1.	I have reviewed this Form 10-Q of Santander Bancorp,

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

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure c ontrols and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and
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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board
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

Date:	04-May-04	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer

Exhibit 32.1
CERTIFICATION
Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

The certification set forth below is being submitted in connection with the March 31, 2004 10-Q report (the
"Report") for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the
"Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

José Ramón González, the Chief Executive Officer, Carlos M. García, the Chief Operating Officer and María
Calero, the Chief Accounting Officer of Santander BanCorp, each certifies that, to the best of their knowledge:

1.	the Report fully complies with the requirements of Section 13(a) or 15 (d) of the
Exchange Act; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Santander BanCorp.

By: /s/ José Ramón González
President and Chief Executive Officer

By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer