Form 10-K/A
period 2003-12-31
SANTANDER BANCORP
filed 2004-05-25
CIK 1099958

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

ITEM 9A. CONTROLS AND PROCEDURES

                (a)The Corporation conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Accounting Officer concluded that the Corporation’s disclosure controls and procedures are effective.

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

S:\GONZALO DE LAS HERAS	Chairman	3/12/2004

S:\ JESUS M. ZABALZA	Director	3/12/2004

S:\ VICTOR ARBULU	Director	3/12/2004

S:\ VICENTE GREGORIO	Director	3/12/2004

S:\ ROBERTO VALENTIN	Director	3/12/2004

S:\ STEPHEN FERRISS	Director	3/12/2004

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander BanCorp	10Q-09/30/99
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	10K-12/31/00
(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
	Santander, S.L. and Santander Securities Corporation	Exhibit 2.2
(2.3)	Settlement Agreement between Santander BanCorp and Administración
	de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3
(3.1)	Articles of Incorporation	10K-12/31/98
(3.2)	Bylaws	10K-12/31/98
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	10K-12/31/98
(4.2)	Offering Circular for $25,000,000 AFICA Note Program	10Q-09/30/99
(4.3)	Bank Notes Program and Distribution Agreement	10Q-09/30/99
(4.4)	Offering Circular for $26,000,000 AFICA Note Program	10K-12/31/00
(4.5)	Offering Circular for $25,000,000 AFICA Note Program	10K-12/31/01
(10.1)	Contract for Systems Maintenance between ALTEC & Banco
	Santander Puerto Rico	10K-12/31/02
(10.2)	Deferred Compensation Contract-Benito Cantalapiedra	10K-12/31/02
(10.3)	Deferred Compensation Contract-María Calero	10K-12/31/02
(10.4)	Employment Contract-Carlos García	10K-12/31/02
(10.5)	Employment Contract-Roberto Córdova	10K-12/31/02
(10.6)	Employment Contract-Rafael Saldaña	10K-12/31/02
(10.7)	Information Processing Services Agreement between America Latina
Tecnologia de Mexico, SA and Banco Santander Puerto Rico, Santander
International Bank of Puerto Rico and Santander Investment International
	Bank, Inc.	10Q-06/30/03
(10.8)	Employment Contract-José Ramón González	10Q-06/30/03
(10.9)	Deferred Compensation Contract-Rafael Saldaña	Exhibit 10.9
(10.10)	Employment Contract-Lillian Díaz	Exhibit 10.10
(10.11)	Employment Contract-Bartolomé Vélez	Exhibit 10.11
(10.12)	Technology Assignment Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.12
(10.13)	Altair System License Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.13
(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12
(13)	Registrant’s Annual Report to Shareholders for the Year Ended
	December 31, 2003	Exhibit 13
(21)	Subsidiaries of the Registrant	Exhibit 21
(22)	Registrant’s Proxy Statement for the April 30, 2003 Annual
	Meeting of Stockholders	Def14A-03/26/04
(31.1)	Rule 13a-14(a) Certification from the Chief Executive Officer	Exhibit 31.1
(31.2)	Rule 13a-14(a) Certification from the Chief Operating Officer	Exhibit 31.2
(31.3)	Rule 13a-14(a) Certification from the Chief Accounting Officer	Exhibit 31.3
(32.1)	Section 1350 Certification from the Chief Executive Officer, Chief
	Operating Officer and Chief Accounting Officer	Exhibit 32.1
(99.1)	Audit Opinion of Predecessor Independent Public Accountants	Exhibit 99.1
(99.2)	Audit Opinion of Predecessor Independent Public Accountants	Exhibit 99.2

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