Form 10-Q
period 2004-06-30
SANTANDER BANCORP
filed 2004-08-09
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723
_____________________________________________	__________________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de Leon Avenue, Hato Rey, Puerto Rico	00917
_____________________________________________	__________________________________
(Address of principal executive offices)	(Zip Code)

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

Yes X No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Outstanding as of July 10, 2004

Common Stock, $2.50 par value	42,398,954

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

PART I - ITEM 1

FINANCIAL STATEMENTS

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)

	June 30,	December 31,
ASSETS	2004	2003
	_______________	_______________
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$157,982	$99,183
Interest-bearing deposits	14,233	15,300
Federal funds sold and securities purchased under agreements to resell	241,150	278,750
	____________	____________
Total cash and cash equivalents	413,365	393,233
	____________	____________
INTEREST BEARING DEPOSITS	300	10,000
TRADING SECURITIES	42,945	42,547
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,077,244	1,227,627
Other investment securities available for sale	477,441	436,684
	____________	____________
Total investment securities available for sale	1,554,685	1,664,311
	____________	____________
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost:
Securities pledged that can be repledged	681,834	687,184
Other investment securities held to maturity	163,543	145,943
	____________	____________
Total investment securities held to maturity	845,377	833,127
	____________	____________
LOANS HELD FOR SALE, net	291,068	297,201
LOANS, net	4,554,497	3,846,994
PREMISES AND EQUIPMENT, net	50,283	61,107
ACCRUED INTEREST RECEIVABLE	36,943	36,398
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	4,251	4,662
OTHER ASSETS	122,589	142,050
	____________	____________
	$7,951,094	$7,366,421
	===========	=============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non-interest bearing	$697,319	$700,413
Interest-bearing	3,704,886	3,441,815
	____________	____________
Total deposits	4,402,205	4,142,228
	____________	____________
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	427,000	350,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,669,033	1,808,238
COMMERCIAL PAPER ISSUED	574,636	254,904
TERM NOTES	174,113	165,966
SUBORDINATED CAPITAL NOTES	15,925	15,925
ACCRUED INTEREST PAYABLE	18,867	18,728
OTHER LIABILITIES	177,520	129,600
	____________	____________
Total Liabilities	7,459,299	6,885,589
	____________	____________
STOCKHOLDERS' EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, $2.50 par value; 200,000,000 shares authorized;46,410,214 shares
issued;42,398,954 shares outstanding in June 2004 and December 2003.	116,026	116,026
Capital paid in excess of par value	211,742	211,742
Treasury stock at cost, 4,011,260 shares in June 2004 and December 2003.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(40,428)	(19,465)
Retained earnings-
Reserve fund	119,432	119,432
Undivided profits	152,575	120,649
	____________	____________
Total stockholders' equity	491,795	480,832
	____________	____________
	$7,951,094	$7,366,421
	===========	=============

The accompanying notes are an integral part of these financial statements

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS AND THE QUARTERS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands, except per share data)

	For the six months ended		For the quarters ended
	______________________________________		_________________________________
		As restated		As restated
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	______________________________________		______________________________________
INTEREST INCOME:
Loans	$118,753	$121,535	$60,853	$61,274
Investment securities	51,747	35,045	24,532	16,892
Interest bearing deposits	234	410	102	192
Federal funds sold and securities purchased under
agreements to resell	1,219	956	639	566
	____________	____________	____________	____________
Total interest income	171,953	157,946	86,126	78,924
	____________	____________	____________	____________
INTEREST EXPENSE:
Deposits	26,711	30,135	13,531	14,069
Securities sold under agreements to repurchase and other borrowings	37,607	37,888	18,958	18,778
Subordinated capital notes	28	405	7	186
	____________	____________	____________	____________
Total interest expense	64,346	68,428	32,496	33,033
	____________	____________	____________	____________
Net interest income	107,607	89,518	53,630	45,891

PROVISION FOR LOAN LOSSES	14,750	25,780	6,000	13,715
	____________	____________	____________	____________
Net interest income after provision for loan losses	92,857	63,738	47,630	32,176
	____________	____________	____________	____________
OTHER INCOME:
Bank service charges, fees and other	19,224	19,916	9,579	9,685
Broker-dealer, asset management and insurance fees	25,265	21,218	12,814	9,874
Gain on sale of securities	9,003	10,008	100	5,339
Gain (loss) on sale of loans	157	4,013	(55)	3,723
Gain on sale of building	2,754	-	-	-
Other income	3,205	5,216	644	3,140
	____________	____________	____________	____________
Total other income	59,608	60,371	23,082	31,761
	____________	____________	____________	____________
OTHER OPERATING EXPENSES:
Salaries and employee benefits	46,229	43,211	22,680	21,386
Occupancy costs	6,670	6,622	3,270	3,346
Equipment expenses	3,602	3,770	1,838	1,915
EDP servicing, and technical amortization expenses	16,097	19,132	7,466	10,353
Communication expenses	4,590	3,662	2,482	2,144
Business promotion	4,312	3,243	2,632	1,217
Other taxes	4,525	5,157	2,251	2,588
Other operating expenses	22,702	24,246	12,039	11,713
	____________	____________	____________	____________
Total other operating expenses	108,727	109,043	54,658	54,662
	____________	____________	____________	____________
Income before provision for income tax	43,738	15,066	16,054	9,275

PROVISION FOR INCOME TAX	2,477	2,905	8	2,253
	____________	____________	____________	____________
NET INCOME	41,261	12,161	16,046	7,022
DIVIDENDS TO PREFERRED SHAREHOLDERS	-	2,284	-	1,142
	____________	____________	____________	____________
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$41,261	$9,877	$16,046	$5,880
	===========	===========	===========	=========
BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$0.88	$0.21	$0.34	$0.13
	===========	===========	===========	=========
* After giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

The accompanying notes are an integral part of these financial statements

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003
(Dollars in thousands)

	June 30, 2004	December 31, 2003
	_____________________	_______________________
Preferred Stock:
Balance at beginning of period	$-	$65,250
Preferred stock redemption	-	(65,250)
	____________	____________
Balance at end of period	-	-
	____________	____________
Common Stock:
Balance at beginning of period	116,026	116,026
Balance at end of period	116,026	116,026
	____________	____________
Capital Paid in Excess of Par Value:
Balance at beginning of period	211,742	211,742
	____________	____________
Balance at end of period	211,742	211,742
	____________	____________
Treasury Stock at cost:
Balance at beginning of period	(67,552)	(65,268)
Stock repurchased at cost	-	(2,284)
	____________	____________
Balance at end of period	(67,552)	(67,552)
	____________	____________
Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of period	(19,465)	(12,692)
Unrealized net gain (loss) on investment securities available
for sale, net of tax	(22,930)	(2,789)
Unrealized net gain on cash flow hedges, net of tax	1,967	1,739
Minimum pension liability, net of tax	-	(5,723)
	____________	____________
Balance at end of period	(40,428)	(19,465)
	____________	____________
Reserve Fund:
Balance at beginning of period	119,432	116,482
Transfer from undivided profits	-	2,950
	_______	_________
Balance at end of period	119,432	119,432
	____________	____________
Undivided Profits:
Balance at beginning of period	120,649	172,415
Net income	41,261	39,445
Transfers	-	(2,950)
Deferred tax benefit amortization	(8)	(60)
Common stock cash dividends	(9,327)	(19,087)
Preferred stock cash dividends	-	(4,504)
Preferred stock redemption premium	-	(2,610)
Return of capital on corporate reorganization	-	(62,000)
	____________	____________
Balance at end of period	152,575	120,649
	_______________	_________________
Total stockholders' equity	$491,795	$480,832
	===============	================

The accompanying notes are an integral part of these financial statements

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS AND THE QUARTERS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)

	For the six months ended		For the quarters ended
	____________________________________________________________________
		As restated		As restated
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	_________________	________________	____________________	__________________

Net income	$41,261	$12,161	$16,046	$7,022
	____________	____________	____________	____________
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments securities
available for sale, net of tax	(18,237)	1,509	(26,123)	(492)
Reclassification adjustment for losses included
in net income, net of tax	(4,672)	(2,247)	(3,232)	(737)
Unrealized (losses) gains on investments securities transferred
to the held to maturity category, net of amortization	(21)	383	(10)	(17)
	____________	____________	____________	____________
Unrealized losses on investment securities
available for sale, net of tax	(22,930)	(355)	(29,365)	(1,246)
	____________	____________	____________	____________
Unrealized gains (losses) on cash flow hedges, net of tax	1,968	(192)	1,458	(652)
Reclassification adjustment for losses included
in net income, net of tax	(1)	-	-	-
	____________	____________	____________	____________
Unrealized gains (losses) on cash flow hedges, net of tax	1,967	(192)	1,458	(652)
Minimum Pension Liability, net of tax	-	-	-
	____________	____________	____________	____________
Other comprehensive loss, net of tax	(20,963)	(547)	(27,907)	(1,898)
	____________	____________	____________	____________
Comprehensive income (loss)	$20,298	$11,614	$(11,861)	$5,124
	===========	===========	===========	==========

The accompanying notes are an integral part of these financial statements

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
	Six Month Periods ended
	_____________________________________
		As restated
	June 30,	June 30,
	2004	2003
	__________________	_______________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,261	$12,161
	____________	____________
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,641	12,642
Deferred tax provision	1,741	442
Provision for loan losses	14,750	25,780
Gain on sale of building	(2,754)	-
Gain on sale of securities	(9,003)	(10,008)
Gain on sale of loans	(157)	(4,013)
Loss (gain) on derivatives	228	(242)
Trading gains	(780)	(721)
Net premium amortization on securities	1,986	2,546
Net premium amortization on loans	2,645	3,520
Purchases and originations of loans held for sale	(348,240)	(315,665)
Proceeds from sales of loans held for sale	30,034	127,079
Repayments of loans held for sale	21,041	126,019
Net increase (decrease) in loans held for sale
Proceeds from sales of trading securities	1,077,978	753,018
Purchases of trading securities	(1,077,595)	(751,193)
(Increase) decrease in accrued interest receivable	(545)	9,006
Decrease in other assets	16,260	18,009
Increase (decrease) in accrued interest payable	139	(4,668)
Increase in other liabilities	33,186	24,157
	____________	____________
Total adjustments	(232,445)	15,708
	____________	____________
Net cash (used in) provided by operating activities	(191,184)	27,869
	____________	____________

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits	9,700	-
Proceeds from sales of investment securities available for sale	595,884	1,204,393
Proceeds from maturities of investment securities available for sale	635,655	2,184,753
Purchases of investment securities available for sale	(1,258,155)	(3,150,464)
Proceeds from maturities of investment securities held to maturity	25,838	150,334
Purchases of investment securities held to maturity	(41,610)	(20,678)
Repayment of securities and securities called	121,253	81,999
Payments on derivative transactions	-	-
Purchases of mortgage loans	(421,070)	(236,489)
Net decrease in loans	566	64,161
Proceeds from sale of building	14,000	-
Capital expenditures	(551)	(1,396)
	____________	____________
Net cash (used in) provided by investing activities	(318,490)	276,613
	____________	____________

(Continued)

<Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(Dollars in thousands)
	Six month periods ended
	__________________________________
		As restated
	June 30,	June 30,
	2004	2003
	_____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	268,796	(753,386)
Net increase in federal funds purchased and other borrowings	77,000	146,360
Net (decrease) increase in securities sold under agreements to repurchase	(139,205)	37,048
Net increase in commercial paper issued	319,732	134,784
Net increase (decrease) in term notes	8,147	(49,428)
Payment of subordinated capital notes	-	(30,000)
Repurchase of common stock	-	(2,284)
Dividends paid	(4,664)	(12,045)
	____________	____________
Net cash provided by (used in) financing activities	529,806	(528,951)
	____________	____________

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,132	(224,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,233	638,344
	____________	____________
CASH AND CASH EQUIVALENTS, END OF PERIOD	$413,365	$413,875
	===========	==========

		(Concluded)

The accompanying notes are an integral part of these financial statements

<Back to Contents>

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER AND SIX MONTH PERIODS ENDED JUNE 30, 2004

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the "Corporation"), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. ("Santander Group") conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of June 30, 2004 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2003. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Acquisition and Restatement

Pursuant to a corporate reorganization, on December 30, 2003 the Corporation acquired 100% of the common stock of Santander Securities Corporation and subsidiary ("Santander Securities") from Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), a wholly-owned subsidiary of Santander Group. The Corporation acquired Santander Securities for $62 million in cash in a transaction treated as a reorganization of companies under common control. The reorganization was recorded at historical cost and accounted for on an "as if pooled" basis. Accordingly, the accompanying 2003 consolidated financial statements were restated to give retroactive effect to such transaction as of the beginning of the first period presented. All significant intercompany balances and transactions were eliminated.

Net interest income, total other income and net income for the separate companies for the six-month periods and the quarters ended June 30, 2004 and 2003 were as follows:

	For the six months ended		For the quarter ended
	________________________________		________________________________
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	______________	______________	______________	______________
	(In thousands)
Net interest income:
Santander BanCorp and Subsidiaries	$107,288	$89,552	$53,411	$45,916
Santander Securities Corporation and Subsidiary	276	(34)	189	(25)
Eliminations	43	-	30	-
	____________	____________	____________	____________
Combined	$107,607	$89,518	$53,630	$45,891
	============	===========	===========	===========

Total other income:
Santander BanCorp and Subsidiaries	$38,284	$40,995	$11,575	$22,849
Santander Securities Corporation and Subsidiary	22,487	19,756	11,691	9,108
Eliminations	(1,163)	(380)	(184)	(196)
	____________	____________	____________	____________
Combined	$59,608	$60,371	$23,082	$31,761
	===========	===========	===========	===========

Net Income:
Santander BanCorp and Subsidiaries	$37,130	$8,501	$13,742	$5,338
Santander Securities Corporation and Subsidiary	4,813	3,660	2,334	1,684
Eliminations	(682)	-	(30)	-
	____________	____________	____________	____________
Combined	$41,261	$12,161	$16,046	$7,022
	============	============	============	===========

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income taxes, the valuation of foreclosed real estate, deferred tax assets and financial instruments.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. At June 30, 2004 and December 31, 2003 goodwill totaled $34,791,000. Goodwill was composed of $10,537,000 related to the acquisition of Banco Central Hispano Puerto Rico in 1996 and $24,254,000 related to the acquisition of Merrill Lynch's retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000.

Intangible assets at June 30, 2004 were composed of mortgage servicing rights of $4,251,000. At December 31, 2003 intangible assets were composed of $6,000 of core deposit intangibles and $4,656,000 of mortgage servicing rights, with an estimated useful life of eight years. Core deposit intangibles became fully amortized during 2004.

Mortgage Servicing Rights

The Corporation's mortgage servicing rights (MSRs) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of June 30, 2004 or December 31, 2001.

MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. Amortization may be accelerated or decelerated to the extent that changes in interest rates or prepayment rates warrant.

Broker-dealer and Asset Management Commissions

Commissions of the Corporation's broker-dealer operations are composed of brokerage commission income and expenses recorded on a trade date basis and proprietary securities transactions recorded on a trade date basis. Investment banking revenues include gains, losses and fees net of syndicate expenses, arising from securities offerings in which the Corporation acts as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Revenues from portfolio and other management and advisory fees includes fees and advisory charges resulting from the asset management of certain funds.

Insurance Commissions

The Corporation's insurance agency operation earns commissions on the sale of insurance policies issued by unaffiliated insurance companies. These commissions are recorded when earned.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share were 46,638,849 for each of the quarters ended June 30, 2004 and 2003, respectively, and 46,638,849 and 46,683,504 for the six-month periods ended June 30, 2004 and 2003, respectively after giving retroactive effect to a 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2004 and 2003.

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

The Corporation applied FIN 46R in the first interim period ending after March 15, 2004. The Board defined SPEs as entities that have previously been accounted for under any of the following accounting literature:

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

In December of 2003, the FASB revised SFAS No.132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post-retirement Benefits", to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and post-retirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. The Corporation has implemented the revised interim disclosures in these financial statements and will implement the annual benefit payment disclosures in subsequent annual financial statements.

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", as applicable to debt and equity securities that are within the scope of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor's intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004.

The Corporation is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Corporation to recognize impairment losses in the Consolidated Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:
	June 30, 2004
_____________________________________________________________________
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
_____________________________________________________________________
	(In thousands)
Treasury and agencies of the United States Government:
After one year but within five years	$264,597	$5	$2,659	$261,943	1.46%
	____________	____________	____________	____________

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,225	2		1,227	3.10%
After one year but within five years	22,365	29	52	22,342	5.87%
After five years but within ten years	6,630	-	-	6,630	4.49%
	____________	____________	____________	____________
	30,220	31	52	30,199	5.45%
	____________	____________	____________	____________
Mortgage-backed securities,
Over ten years	1,290,659	447	28,563	1,262,543	4.45%
	____________	____________	____________	____________
	$1,585,476	$483	$31,274	$1,554,685	3.97%
	=========	==========	==========	=========

	December 31, 2003
_____________________________________________________________________
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
_____________________________________________________________________
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$4,050	$23	$-	$4,073	1.80%
After one year but within five years	325,426	-	3,526	321,900	1.91%
	____________	____________	____________	____________
	329,476	23	3,526	325,973	1.91%
	____________	____________	____________	____________
Commonwealth of Puerto Rico and its subdivisions:
After one year but within five years	23,918	213	4	24,127	5.70%
After five years but within ten years	6,300	-	-	6,300	4.52%
	____________	____________	____________	____________
	30,218	213	4	30,427	5.45%
	____________	____________	____________	____________
Mortgage-backed securities
Over ten years	1,309,908	8,512	10,509	1,307,911	4.51%
	____________	____________	____________	____________
	$1,669,602	$8,748	$14,039	$1,664,311	4.01%
	=========	=========	===========	=========

The number of positions, fair value and unrealized losses at June 30, 2004, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:
	Less than 12 months			12 months or more			Total
	________________________________			______________________________			______________________________
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	____________	___________	__________	________	________	______________	________	________	__________
Treasury and agencies of the
United States Government	5	$188,262	$462	2	$63,172	$2,197	7	$251,434	$2,659

Commonwealth of Puerto
Rico and its subdivisions	1	9,938	52	-	-	-	1	9,938	52

Mortgage-backed securities	54	1,012,674	21,265	5	176,108	7,298	59	1,188,782	28,563
		_________	_________		________	__________		________	_________
		$1,210,874	$21,779		$239,280	$9,495		$1,450,154	$31,274
		========	=========		=======	=========		========	=========

<Back to Contents>

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

As of June 30, 2004, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation's investments in U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2004. The unrealized losses in the Corporation's investment in federal agency mortgage backed securities were caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Corporation's investment. The decline in market value is attributable to changes interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

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

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:

<Back to Contents>

	June 30, 2004
	___________________________________________________________________________
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	____________________________________________________________________________
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$3,033	$1	$-	$3,034	1.09%
After one year but within five years	784,605	33,102	-	817,707	5.04%
	____________	____________	____________	__________
	787,638	33,103	-	820,741	5.02%
	____________	____________	____________	__________
Commonwealth of Puerto Rico and its subdivisions:
Within one year	3,912	4	-	3,916	5.05%
After one year but within five years	16,277	466	-	16,743	5.05%
Over ten years	8,357	39	32	8,364	6.43%
	____________	____________	____________	__________
	28,546	509	32	29,023	5.46%
	____________	____________	____________	__________
Mortgage-backed securities:
After one year but within five years	735	59	-	794	8.89%
After five years but within ten years	356	14	-	370	7.48%
Over ten years	304	12	1	315	8.80%
	____________	____________	____________	__________
	1,395	85	1	1,479	8.51%
	____________	____________	____________	__________
Foreign governments:
Within one year	75	-	-	75	6.98%
After one year but within five years	25	-	-	25	7.50%
	____________	____________	____________	__________
	100	-	-	100	7.11%
	____________	____________	____________	__________
Other Securities:
Within one year	19,500	-	-	19,500	1.58%
After one year but within five years	8,198	-	-	8,198	1.58%
	____________	____________	____________	__________
	27,698	-	-	27,698	1.58%
	____________	____________	____________	__________
	$845,377	$33,697	$33	$879,041	3.79%
	==========	===========	===========	=========

	December 31, 2003
	__________________________________________________________________________
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	___________________________________________________________________________
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$3,016	$-	$-	$3,016	0.87%
After one year but within five years	783,987	51,636	-	835,623	5.04%
	____________	____________	____________	__________
	787,003	51,636	-	838,639	5.03%
	____________	____________	____________	__________
Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,565	33	-	4,598	5.18%
After one year but within five years	16,293	761	-	17,054	5.05%
Over ten years	8,500	205	-	8,705	6.44%
	____________	____________	____________	__________
	29,358	999	-	30,357	5.48%
	____________	____________	____________	__________
Mortgage-backed securities:
After one year but within five years	1,180	93	-	1,273	8.43%
After five years but within ten years	113	7	-	120	9.31%
Over ten years	323	14	-	337	8.40%
	______	______	______	_____
	1,616	114	-	1,730	8.48%
	____________	____________	____________	__________
Foreign governments:
Within one year	50	-	-	50	7.20%
After one year but within five years	100	-	-	100	7.11%
	____________	____________	____________	__________
	150	-	-	150	7.14%
	______	______	____________	__________
Other securities, within one year	15,000	-	-	15,000	0.81%
	______	______	______	_____
	$833,127	$52,749	$-	$885,876	4.97%
	==========	===========	===========	=========

<Back to Contents>

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

4. Loans

The Corporation's loan portfolio at June 30, 2004 and December 31, 2003 consists of the following:

	June 30, 2004	December 31, 2003
	_________________	________________
	(in thousands)

Commercial and industrial	$2,253,999	$2,155,282
Consumer	408,225	399,957
Construction	217,864	211,192
Mortgage	1,751,071	1,162,480
	____________	____________
	4,631,159	3,928,911
Unearned income	(8,726)	(11,345)
Allowance for loan losses	(67,936)	(70,572)
	____________	____________
	$4,554,497	$3,846,994
	================	==================

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the quarters ended
	_________________________________		_______________________________
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	_______________	_____________	______________	_____________
	(in thousands)

Balance at beginning of period	$70,572	$57,956	$72,802	$58,967
Provision for loan losses	14,750	25,780	6,000	13,715
	____________	____________	____________	____________
	85,322	83,736	78,802	72,682
	____________	____________	____________	____________
Losses charged to the allowance:
Commercial	13,814	5,538	10,085	2,976
Mortgage	-	499	-	499
Consumer	10,398	20,053	5,037	8,974
	____________	____________	____________	____________
	24,212	26,090	15,122	12,449
	____________	____________	____________	____________
Recoveries:
Commercial	2,775	2,054	1,655	637
Consumer	4,051	2,286	2,601	1,116
	____________	____________	____________	____________
	6,826	4,340	4,256	1,753
	____________	____________	____________	____________
Net loans charged off	17,386	21,750	10,866	10,696
	____________	____________	____________	____________
Balance at end of period	$67,936	$61,986	$67,936	$61,986
	=============	=============	=============	=============

<Back to Contents>

  Other Assets

Other assets at June 30,2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
	______________	______________
	(in thousands)

Deferred tax assets, net	$18,428	$19,727
Accounts receivable	51,580	56,178
Securities sold not delivered, net	-	22,715
Other real estate	2,569	4,082
Other repossessed assets	923	907
Software	11,138	12,365
Prepaid expenses	18,766	16,858
Customers' liabilities on acceptances	3,300	4,270
Other	15,885	4,948
	____________	____________
	$122,589	$142,050
	==========	===========

7. Borrowings:

Following are summaries of borrowings as of and for the periods indicated:
	June 30, 2004
	______________________________________________________________________
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	___________________	__________________	_________________
	(Dollars in thousands)

Amount outstanding at period end	$427,000	$1,669,033	$574,636
	================	===============	=============
Average indebtedness outstanding during the period	$376,937	$1,754,792	$353,322
	================	===============	=============
Maximum amount outstanding during the period	$685,000	$1,918,333	$575,000
	================	===============	=============
Average interest rate for the period	1.41%	3.26%	1.10%
	================	===============	=============
Average interest rate at period end	1.29%	3.28%	1.34%
	================	===============	=============

	December 31, 2003
	________________________________________________________________
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	___________________	__________________	_________________
	(Dollars in thousands)

Amount outstanding at period end	$350,000	$1,808,238	$254,904
	================	===============	=============
Average indebtedness outstanding during the period	$318,938	$1,544,410	$150,534
	================	===============	=============
Maximum amount outstanding during the period	$565,000	$1,959,214	$275,000
	================	===============	=============
Average interest rate for the period	1.21%	3.72%	1.24%
	================	===============	=============
Average interest rate at period end	1.13%	3.19%	1.14%
	================	===============	=============

<Back to Contents>

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30, 2004	December 31, 2003
	________________	____________________
	(in thousands)

Federal funds purchased and other borrowings:
Within thirty days	$187,000	$35,000
After thirty to ninety days	40,000	45,000
Over ninety days	200,000	270,000
	________________	___________________
Total	$427,000	$350,000
	===============	==================
Securities sold under agreements to repurchase:
Within thirty days	$694,027	$823,122
Over ninety days	975,006	985,116
	________________	___________________
Total	$1,669,033	$1,808,238
	=============	================
Commercial paper issued:
Within thirty days	$574,636	$254,904
	=============	================

As of June 30, 2004 and December 31, 2003, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 5.09 months and 12.54 months, respectively.

As of June 30, 2004, securities sold under agreements to repurchase (classified by counterparty) were as follows:

		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	__________________	__________________	______________
	(Dollars in thousands)

Citigroup Global Markets Inc.	$285,149	$301,959	17.92
Credit Suisse First Boston LLC	300,000	320,880	29.66
Federal Home Loan Bank New York	100,000	124,511	45.44
JP Morgan Chase Securities, Inc.	125,000	140,591	39.86
Lehman Brothers RS	409,839	436,890	41.86
Merill Lynch	153,606	160,241	0.26
UBS Securities LLC	249,484	255,050	0.38
Wachovia	45,955	47,598	0.39
	________________	__________________
	$1,669,033	$1,787,720	25.49
	==============	==============

<Back to Contents>

The following investment securities were sold under agreements to repurchase:

	June 30, 2004
	______________________________________________________
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
________________________________________________________	______________________________________________________
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$759,167	$706,841	$787,809	4.71%
Mortgage-backed securities	999,911	962,192	999,911	4.45%
	___________	___________	__________
Total	$1,759,078	$1,669,033	$1,787,720	4.56%
	=========	=========	=========

	December 31, 2003
	______________________________________________________
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
______________________________________________________	______________________________________________________
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$830,650	$764,674	$874,111	4.51%
Mortgage-backed securities	1,084,161	1,033,454	1,084,161	4.53%
Other	10,175	10,110	10,197	1.33%
	___________	___________	__________
Total	$1,924,986	$1,808,238	$1,968,469	4.51%
	=========	=========	=========

<Back to Contents>

8. Derivative Financial Instruments:

As of June 30, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the six months	Income* for the
	Notional		ended	six months ended
	Value	Fair Value	June 30, 2004	June 30, 2004
	_________________________________________________________________
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(4,697)	$-	$1,967
FAIR VALUE HEDGES
Interest rate swaps	419,968	(11,232)	(192)	-
OTHER DERIVATIVES
Options	69,770	6,178	181	-
Embedded options on stock-indexed deposits	(69,191)	(6,178)	(181)	-
Interest rate caps	34,431	(70)	223	-
Customer interest rate caps	(32,267)	47	(210)	-
Customer interest rate swaps	(126,795)	(1,788)	(2,343)	-
Interest rate swaps	126,795	2,392	2,310	-
Loan commitments	3,867	(16)	(16)
			______________	________________
			$(228)	$1,967
			============	==============
* Net of tax

  As of December 31, 2003, the Corporation had the following derivative financial instruments outstanding:
				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2003	2003
	_________________________________________________________
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(7,924)	$-	$1,739
FAIR VALUE HEDGES
Interest rate swaps	380,789	(8,140)	(206)	-
OTHER DERIVATIVES
Options	11,870	279	83	-
Embedded options on stock-indexed deposits	(11,296)	(279)	(98)	-
Forward foreign currency exchange contracts	6,824	2	-	-
Interest rate caps	31,495	(330)	75	-
Customer interest rate caps	(31,495)	330	37	-
Customer interest rate swaps	(122,012)	554	1,767	-
Interest rate swaps	138,012	83	(1,381)	-
			______________	______________
			$277	$1,739
			============	=============
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature through the year 2005. As of June 30, 2004, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $2.9 million of which the Corporation expects to reclassify into earnings $1.7 million, net of tax, during the next six months. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $4.8 million.

As of June 30, 2004, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $420 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.32% and 4.49%, respectively. As of June 30, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $412.2 million and a $3.3 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the semester ended June 30, 2004, the Corporation recognized a loss of approximately $192,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

As of December 31, 2003, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $380.8 million, maturing through the year 2024. The weighted average rate paid and received on these contracts was 1.22% and 4.83%, respectively. As of December 31, 2003, the Corporation had retail fixed rate certificates of deposit amounting to approximately $374.7 million and a $3.5 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2003, the Corporation recognized a loss of approximately $206,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index, which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the semester ended June 30, 2004, a loss of approximately $181,000 was recorded on embedded options on stock-indexed deposits and a gain of approximately $181,000 was recorded on the option contracts. For the year ended December 31, 2003, a loss of approximately $98,000 was recorded on embedded options on stock-indexed deposits and a gain of approximately $83,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of December 31, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,824,000. For the year ended December 31, 2003, the total amount, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,368, net of deferred taxes of $875. There were no forward contracts outstanding at the end of the semester ended June 30, 2004.

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the semester ended June 30, 2004 and the year ended December 31, 2003, the Corporation recognized net gains of $13,000 and $498,000, respectively, on these transactions.

The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of June 30, 2004 the Corporation had loan commitments outstanding for approximately $3.9 million and recognized a loss of $16,000 on these commitments.

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

The components of net periodic benefit cost for the Plan for the six months and the quarter ended June 30, 2004 and 2003 were as follows:
	For the six month ended		For the quarter ended
	June 30,		June 30,
	2004	2003	2004	2003
	_____________	_____________	_____________	______________
	(Dollars in thousands)
Service cost	$666	$898	$333	$449
Interest cost	914	986	457	493
Expected return on plan assets	(818)	(911)	(409)	(456)
Net amortization	(38)	227	(19)	114
	___________	___________	___________	___________
Periodic benefit cost	$724	$1,200	$362	$600
	===========	==========	==========	==========

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

The components of net periodic benefit cost for the Central Hispano Plan for the six months and the quarter ended June 30, 2004 and 2003 were as follows:
	For the six month ended		For the quarter ended
	June 30,		June 30,
	2004	2003	2004	2003
	_______________	________________	________________	________________
	(Dollars in thousands)

Interest cost	$990	$982	$495	$491
Expected return on plan assets	(614)	(889)	(307)	(445)
Net amortization	-	346	-	173
	___________	___________	___________	___________
Periodic benefit cost	$376	$439	$188	$219
	=========	=========	=========	=========

For the Central Hispano Plan the required minimum contributions during 2004 for the 2004 plan year have not yet been determined. The estimated payments for the 2004 plan year are $488,007 quarterly starting March 15, 2004 for a total of $1,952,058. There is a pending amount payable in 2004 for the 2003 plan year. This amount is $281,204 and is payable by August 15, 2004.

11. Guarantees:

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, the Corporation recorded a liability of $432,000 at December 31, 2003, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2003 had terms ranging from six months to two years. The contract amounts of the standby letters of credit of approximately $40,700,000 at December 31, 2003, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantee in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

12. Segment Information:

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

The following presents financial information of reportable segments as of and for the quarters ended June 30, 2004 and 2003. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's departments.

	June 30, 2004
	_____________________________________________________________________________________________________________
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	_____________________________________________________________________________________________________________
	(In thousands)
Total external revenue	$93,252	$46,859	$60,476	$24,785	$9,958	$(3,769)	$231,561
Intersegment revenue	2,142	-	-	1	1,626	(3,769)	-
Interest income	75,861	45,122	51,926	738	492	(2,186)	171,953
Interest expense	13,705	8,614	43,063	462	730	(2,228)	64,346
Depreciation and
amortization	3,116	518	131	171	2,705	-	6,641
Segment income
before income tax	17,140	33,300	14,496	7,891	(28,407)	(682)	43,738
Segment assets	3,134,136	2,062,828	2,697,957	89,712	877,381	(910,920)	7,951,094

	As restated
	June 30, 2003
	_____________________________________________________________________________________________________________
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	_____________________________________________________________________________________________________________
	(In thousands)
Total external revenue	$103,864	$44,411	$46,235	$20,141	$6,529	$(2,863)	$218,317
Intersegment revenue	1,913	-	6	-	944	(2,863)	-
Interest income	86,027	37,411	36,030	385	36	(1,943)	157,946
Interest expense	20,496	8,208	41,226	418	23	(1,943)	68,428
Depreciation and
amortization	3,263	683	101	214	8,381	-	12,642
Segment income
before income tax	12,325	32,025	2,092	5,999	(37,375)	-	15,066
Segment assets	2,943,504	1,371,666	2,217,953	64,969	814,768	(782,159)	6,630,701

Reconciliation of Segment Information to Consolidated Amounts

<Back to Contents>

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

		As restated
	June 30, 2004	June 30, 2003
	______________	______________
	(In thousands)
Revenues:
Total revenues for reportable segments	$225,372	$214,651
Other revenues	9,958	6,529
Elimination of intersegment revenues	(3,769)	(2,863)
	___________	___________
Total consolidated revenues	$231,561	$218,317
	===========	===========
Total income before tax of reportable segments	$72,827	$52,441
Income before tax of other segments	(28,407)	(37,375)
Elimination of intersegment profits	(682)	-
	___________	___________
Consolidated income before tax	$43,738	$15,066
	===========	===========
Assets:
Total assets for reportable segments	$7,984,633	$6,598,092
Assets not attributed to segments	877,381	814,768
Elimination of intersegment assets	(910,920)	(782,159)
	___________	___________
Total consolidated assets	$7,951,094	$6,630,701
	===========	===========

<Back to Contents>

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
__________________________________________________________________________________________________________________________________________
(Dollars in thousands, except per share data)
	Six month period ended		Quarter ended
	June 30,		June 30,
	_____________________________________		___________________________________
	2004	2003 (1)	2004	2003 (1)
	_____________	____________	_____________	____________
CONDENSED INCOME STATEMENTS
Interest income	$171,953	$157,946	$86,126	$78,924
Interest expense	64,346	68,428	32,496	33,033
	___________	___________	___________	___________
Net interest income	107,607	89,518	53,630	45,891
Gain on sale of securities	9,003	10,008	100	5,339
Other income	50,605	50,363	22,982	26,422
Operating expenses	108,727	109,043	54,658	54,662
Provision for loan losses	14,750	25,780	6,000	13,715
Income tax	2,477	2,905	8	2,253
	___________	___________	___________	___________
Net income	$41,261	$12,161	16,046	7,022
	===========	===========	===========	===========
PER PREFERRED SHARE DATA
Outstanding shares:
Average	-	2,610,008	-	2,610,008
End of period	-	2,610,008	-	2,610,008
Cash Dividend per Share	$-	$0.87	$-	$0.44
PER COMMON SHARE DATA*
Net income	$0.88	$0.21	$0.34	$0.13
Book value	$10.54	$11.49	$10.54	$11.49
Outstanding shares:
Average	46,638,849	46,683,504	46,638,849	46,638,849
End of period	46,638,849	46,638,849	46,638,849	46,638,849
Cash Dividend per Share	$0.22	$0.22	$0.11	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$4,374,309	$3,917,424	$4,562,826	$4,024,544
Allowance for loan losses	73,767	61,956	74,161	62,911
Earning assets	7,054,189	6,111,734	7,194,632	6,079,040
Total assets	7,388,897	6,463,554	7,526,042	6,424,072
Deposits	4,048,099	3,726,080	4,111,679	3,660,140
Borrowings	2,676,930	2,013,164	2,735,604	2,039,628
Preferred equity	-	65,250	-	65,250
Common equity	478,268	535,144	467,743	533,526
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$4,845,565	$3,961,346	$4,845,565	$3,961,346
Allowance for loan losses	67,936	61,986	67,936	61,986
Earning assets	7,702,237	6,363,820	7,702,237	6,363,820
Total assets	7,951,094	6,630,701	7,951,094	6,630,701
Deposits	4,402,205	3,764,174	4,402,205	3,764,174
Borrowings	2,860,707	2,116,143	2,860,707	2,116,143
Preferred equity	-	65,250	-	65,250
Common equity	491,795	535,981	491,795	535,981

Continued on following page

<Back to Contents>

	June 30,		June 30,
	__________________________________________________________________
	2004	2003 (1)	2004	2003 (1)
	___________	___________	_________________	___________
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis	3.33%	3.22%	3.24%	3.26%
Efficiency ratio (2)	66.07%	73.77%	67.49%	72.07%
Return on average total assets (on an annualized basis)	1.12%	0.38%	0.86%	0.44%
Return on average common equity (on an annualized basis)	17.35%	3.72%	13.80%	4.42%
Dividend payout	25.00%	104.76%	32.35%	84.62%
Average net loans/average total deposits	108.06%	105.14%	110.97%	109.96%
Average earning assets/average total assets	95.47%	94.56%	95.6%	94.63%
Average stockholders' equity/average assets	6.47%	9.29%	6.21%	9.32%
Fee income to average assets (annualized)	1.21%	1.28%	1.20%	1.22%
Capital:
Tier I capital to risk-adjusted assets	9.09%	11.91%	9.09%	11.91%
Total capital to risk-adjusted assets	10.64%	13.16%	10.64%	13.16%
Leverage Ratio	6.17%	8.40%	6.17%	8.40%
Asset quality:
Non-performing loans to total loans	1.95%	2.67%	1.95%	2.67%
Annualized net charge-offs to average loans	0.79%	1.10%	0.94%	1.05%
Allowance for loan losses to period-end loans	1.38%	1.54%	1.38%	1.54%
Allowance for loan losses to non-performing loans	70.77%	57.64%	70.77%	57.64%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	68.11%	55.40%	68.11%	55.40%
Non-performing assets to total assets	1.25%	1.77%	1.25%	1.77%
Recoveries to charge-offs	28.19%	16.63%	28.14%	14.08%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$11,497,700	$9,317,400	$11,497,700	$9,317,400
Total branches	66	66	66	66
ATMs	149	141	149	141

________________________________________________________________________________
*Per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect to the 10% stock dividend declared on July 9, 2004.
(1) Restated to include Santander Securities Corporation and Subsidiary
(2) Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, and gain on sale of building in 2004

<Back to Contents>

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

General

The Corporation's results of operations for the first semester of 2004 reflected a significant improvement over 2003 operations and were aligned with its business plans. The Corporation's business plan is based on an integrated business model that focuses on our clients and our people. Our client-focused business model is based on three strategic cornerstones: Sales and Distribution, Credit and Market Risk and Operating Efficiency. The Sales and Distribution cornerstone is based on implementing and expanding throughout the Corporation a systematic sales management process which focuses on growing our loan portfolio by cross-selling products and services to our extensive segmented client base and improving client profitability. In the area of Credit and Market Risk we are focusing on implementing and maintaining agile and flexible credit processes, continuous monitoring and improvement of asset quality, maximizing loan recoveries and maintaining an investment portfolio adequate to our asset size. With respect to Operating Efficiency, we aim to limit operating expense growth to inflation levels, while obtaining efficiencies from new operating systems and investing in and training the best people. Our business plan is grounded in client orientation and providing the highest quality service with the best human resources and information technology, while maintaining superior asset quality.

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

The consolidated financial statements for the quarter and six-month period ended June 30, 2003, have been restated to give retroactive effect to the acquisition of Santander Securities Corporation by Santander BanCorp on December 30, 2003. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect the 10% stock dividend declared by the Board of Directors on July 9, 2004 (refer to the section on "Capital and Dividends" below).

Results of Operations for Six-Month Period and the Quarter Ended June 30, 2004

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

Santander BanCorp (the Corporation) reported net income of $41.3 million for the six-month period ended June 30, 2004, compared with $12.2 million for the same period in 2003, an improvement of 239.3%. Earnings per common share (EPS) for the six-month period ended June 30, 2004 were $0.88, based on 46,638,849 average shares. Earnings per common share for the first six months of 2003 were $0.21, based on 46,683,504 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2004 were 1.12% and 17.35%, respectively, compared with 0.38% and 3.72% reported during the same six-month period of 2003.

For the second quarter of 2004, the Corporation reported net income of $16.0 million, compared with $7.0 million for the same period in 2003, an improvement of 128.5%. Earnings per common share (EPS) for the quarter ended June 30, 2004 were $0.34, based on 46,638,849 average shares. Earnings per common share for the second quarter of 2003 were $0.13, based on 46,638,849 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended June 30, 2004 were 0.86% and 13.80%, respectively, compared with 0.44% and 4.42% reported during the same quarter of 2003.

The increase of $29.1 million or 239.3% in net income for the six-month period ended June 30, 2004 compared to the same period in 2003 was principally due to an increase of $18.1 million in net interest income and a decrease in the provision for loan losses of $11.0 million.

The $9.0 million improvement in net income for the second quarter of 2004 compared to the same period in 2003 was principally due to an increase of $7.7 million in net interest income, a decrease of $7.7 million in the provision for loan losses, and a $2.2 million decrease in the provision for income tax. These changes were partially offset by a decrease of $8.7 million in other income due primarily to decreases in gains on sales of securities and loans.

Net Interest Income

The Corporation's net interest income for the six-month period ended June 30, 2004 reached $107.6 million, an increase of 20.2% over $89.5 million for the same period in 2003. This improvement was due to an increase in average interest earning assets of $942 million or 15.4% and a decrease in total cost of funds of 56 basis points. For the first semester of 2004, there was an increase in net interest margin on a tax equivalent basis of 11 basis points to 3.33% from 3.22 % for the six-months ended June 30, 2003.

The Corporation's net interest income for the quarter ended June 30, 2004 reached $53.6 million, an increase of 16.9% over the $45.9 million reported for the same period in 2003. This increase was due primarily to higher average interest earning assets of $1.1 billion or 18.4% and a decrease of 50 basis points in total cost of funds. Average interest-earning assets for the quarter ended June 30, 2004 increased by 18.4% when compared to the same period in 2003. Average net loans increased 13.4% or $538.3 million and average investment securities increased 30.6% or $552.5 million during the second quarter of 2004 compared to the same period in 2003. These increases were offset by an increase in average interest-bearing liabilities of $1.1 billion in 2004 when compared to the same period in 2003. Average interest-bearing deposits increased 13.6% or $412.4 million and average short-term borrowings increased 47.6% or $817.7 million, while long term borrowings decreased 37.9% or $121.7 million. The net interest margin on a tax-equivalent basis decreased from 3.26% for the quarter ended June 30, 2003 to 3.24% for the quarter ended June 30, 2004.

The table on page 42, Quarter to Date Average Balance Sheet and Summary of Net Interest Income - Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2004 and 2003. The table on Interest Variance Analysis - Tax Equivalent Basis on page 29, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the second quarter of 2004 compared with the same period of 2003.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.4 million and $3.5 million for the quarters ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003 the tax equivalent adjustments were $9.1 million and $7.9 million, respectively.

<Back to Contents>

Interest Income

The Corporation's interest income on a tax equivalent basis increased $15.2 million, or 9.2% to $181.1 million for the semester ended June 30, 2004 from $165.9 million for the semester ended June 30, 2003. The increase of $15.2 million in tax equivalent interest income is composed of an increase in the volume of interest earning assets of $24.1 million and a decrease in the yield on such assets of $8.9 million.

For the quarter ended June 30, 2004, the Corporation's interest income on a tax equivalent basis increased $8.0 million, or 9.8% to $90.5 million for the quarter ended June 30, 2004 from $82.5 million for the quarter ended June 30, 2003. The increase in interest income on a tax equivalent basis was attributed to an increase in the volume of interest earning assets of $14.3 million that was partially offset by a decrease of $6.3 million attributed to the lower yields on interest earning assets. The most significant changes were in the Corporation's average investment portfolio and average loan portfolio.

Average interest earning assets increased 18.4% for the quarter ended June 30, 2004 compared to the second quarter of 2003. This increase was primarily in the average investment securities portfolio, which rose 30.6% or $552.5 million for the second quarter of 2004 compared to the same period in 2003. There was also an increase in average net loans of 13.4% or $538.3 million for the second quarter of 2004 compared to the second quarter of 2003. Average interest bearing deposits also increased $24.8 million during the second quarter of 2004.

The average yield on interest earning assets decreased from 5.44% for the quarter ended June 30, 2003 to 5.06% for the quarter ended June 30, 2004. The investment portfolio reflected an increase in yields of 41 basis points while the yield on the loan portfolio decreased 74 basis points during the second quarter of 2004 compared to the same period in 2003. These decreases were due primarily to the decrease in market rates.

Interest Expense

The Corporation's interest expense for the quarter ended June 30, 2004 decreased by 1.7% to $32.5 million from $33.0 million for the quarter ended June 30, 2003. The reduction in interest expense was attributed to a decrease in the cost of funds of $7.2 million that was partially offset by an increase of $6.7 million in the volume of interest bearing liabilities. There was an increase of 13.6% or $412.4 million in the average balance of interest bearing deposits during the second quarter of 2004 compared to the same period in 2003. This increase in average deposit is a result of the Corporation's efforts to increase its market share and client base consistent with its strategic plan. There was also an increase of $696.0 million or 34.1% in average borrowings. The average cost of interest bearing liabilities also reflected a decrease of 50 basis points to 2.11% for the quarter ended June 30, 2004 compared to 2.61% for the same period in 2003. This decrease is related to the decrease in market rates.

The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis
________________________________________________________________________________________
	Quarter ended June 30, 2004
	Compared to the Quarter Ended
	June 30, 2003
	Increase (Decrease) Due to Change in:
______________________________________________
	Volume	Rate	Total
______________________________________________
Interest income, on a tax equivalent basis:	(In thousands)
Federal funds sold and securities purchased
under agreements to resell	$127	$(54)	$73
Time deposits with other banks	(43)	(47)	(90)
Investment securities	6,529	1,898	8,427
Loans	7,723	(8,091)	(368)
	__________	___________	___________
Total interest income, on a tax equivalent basis	14,336	(6,294)	8,042
	___________	___________	___________

Interest expense:
Savings and NOW accounts	212	(1,093)	(881)
Other time deposits	1,901	(1,558)	343
Borrowings	5,956	(4,039)	1,917
Long-term borrowings	(1,398)	(518)	(1,916)
	___________	___________	___________
Total interest expense	6,671	(7,208)	(537)
	___________	___________	___________

Net interest income, on a tax equivalent basis	$7,665	$914	$8,579
	========	========	========

<Back to Contents>

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

Generally loans over $250,000, which are mostly commercial and construction loans, are individually on a quarterly basis for impairment following the provisions of SFAS No. 114, "Accounting by Creditors of a Loan". A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan's effective interest rate, except as a practical expedient, we may measure impairment based on the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Most of the Corporation's impaired loans are measured on the basis of the fair value of the collateral. All loans identified as impaired with their corresponding allowances are detailed in a working paper and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustment to the working paper are tracked and formal justification is formally documented detailing the rationale for such adjustment.

For small-homogeneous type of loans (all lesser that $250,000), a general allowance is computed based on average historical loss experience or percentages for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.) The methodology of accounting for all probable losses is directed and in accordance with the guidance provided by Statement of Accounting Standards (SFAS) No. 5, "Accounting for Contingencies".

The allowance for loan losses calculation under Statement of Financial Accounting Standards (SFAS No. 5) for the Corporation is based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.) which results in the final determination of the provision for loan losses to maintain a level of allowance for loan losses deemed to be adequate.

Our methodology for allocating the allowance among the different parts of the portfolio or different elements of the allowance is based on the historical loss percentages for each type or pool of loan (consumer, commercial, construction, mortgage and other), after assigning the specific allowances for impaired loans on an individual review process. The sum of specific allowances for impaired loans plus the general allowances for each type of loan not specifically examined constitutes our total allowance for loan losses at the end of any reporting period.

An unallocated allowance is maintained to absorb changes and unexpected losses of certain significant external factors that can result of higher than anticipated losses deriving from (a) moderate concentration in certain industries, specially health care, and agriculture businesses; (b) the overall stagnation of economic growth as evidenced by high unemployment figures; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products that could extend well into 2005; (d) interest rates forecasts (e) uncertainties associated with an election year; and (f) the negative collateral economic effect of the war with Iraq or additional terrorist attack, both which add material risk to the economy and curtail economic recovery.

On a quarterly basis, management reviews its determination of the allowance for loan losses which includes the specific allowance computed according to the provisions of SFAS #114 and the general allowance for small-homogenous type of loans, which is based on historical loss percentages for each type or pool of loan. This analysis includes a comparison or reconciliation to loans being classified by the internal loan review department, the internal auditors, the in-house Watch System Unit, and banking regulators.

The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods.

_____________________________________________________________________________________________________________
ALLOWANCE FOR LOAN LOSSES
_____________________________________________________________________________________________________________

	For the six-months ended		For the quarters ended
	June 30,		June 30,
	2004	2003	2004	2003
	____________	____________	___________	____________
	(In thousands)

Balance at beginning of period	$70,572	$57,956	$72,802	$58,967
Provision for loan losses	14,750	25,780	6,000	13,715
	_________	_________	_________	_________
	85,322	83,736	78,802	72,682
	_________	_________	_________	_________
Losses charged to the allowance:
Commercial and industrial	13,042	5,216	9,624	2,943
Construction	-	99	-	499
Mortgage	-	-	-	-
Consumer	10,333	19,915	4,989	8,955
Leasing	837	460	509	52
	_________	_________	_________	_________
	24,212	25,690	15,122	12,449
	_________	_________	_________	_________
Recoveries:
Commercial and industrial	2,546	1,859	1,535	550
Consumer	4,051	2,286	2,601	1,116
	229	195	120	87
	_________	_________	_________	_________
	6,826	4,340	4,256	1,753
	_________	_________	_________	_________
Net loans charged-off	17,386	21,350	10,866	10,696
	_________	_________	_________	_________
Balance at end of period	$67,936	$62,386	$67,936	$61,986
	========	========	========	========

Ratios:
Allowance for loan losses to period-end loans	1.38%	1.54%	1.38%	1.54%
Recoveries to charge-offs	28.19%	16.63%	28.14%	14.08%

<Back to Contents>

One of the Corporation's specific goals during 2004 is to continue improving the quality of its loan portfolio by strengthening its collection efforts and employing more stringent lending criteria. The Corporation's allowance for loan losses was $67.9 million or 1.38% of period-end loans at June 30, 2004 a 16 basis point reduction compared to $62.0 million, or 1.54% of period-end loans at June 30, 2003. The decrease in this ratio was partially due to a significant reduction in net loans charged off as well as lower non-performing loans during the period. The reduction of $11.0 million or 42.8% in the provision for loan losses for the six-month period ended June 30, 2004 and $7.7 million or 56.3% for the quarter then ended, was due to an 11% decrease in non-performing loans and a 20% reduction in net charge-offs during the first semester of 2004 compared to the same period in 2003. In addition to the improvements in non-performing loans and net charge-offs, the reduction in the provision for loan losses was due to a significant decrease in the percentage of net consumer loan charge-offs during the first two quarters of 2004, resulting in a reduction in the loss ratios used by the Corporation in the determination of the provision for loan losses. The coverage ratio (allowance for loan losses to non-performing loans) increased to 70.77% at June 30, 2004, from 57.64% at June 30, 2003. At December 31, 2003 the coverage ratio was 71.74%. The annualized ratio of net charge-offs to average loans for the semester ended June 30, 2004 decreased 31 basis points to 0.79% from 1.10% for the same period in 2003.

Net charge-offs for the semester ended June 30, 2004 were significantly lower than those for the same period in 2003 due to more stringent lending criteria, aggressive collection efforts and continuous monitoring of the loan portfolio. Consumer loan charge-offs continued reflecting improvement during 2004. For the quarter ended June 30, 2004 net charge-offs were slightly higher than those for the same period in 2003 due in part to the charge off of a particular loan facility during the quarter.

The allowance for loan losses decreased $2.6 million from $70.6 million at December 31, 2003 to $67.9 million at June 30, 2004 and increased $5.6 million from $62.4 million at June 30, 2003. At June 30, 2004 impaired loans with related allowance amounted to approximately $77,063,000 and $5,504,000, respectively. Impaired loans with related allowance amounted to $80,888,000 and $8,895,000 at December 31, 2003. This reduction in impaired loans contributed to the reduction in the allowance for loan losses from $70.6 million as of December 31, 2004 to $67.9 million as of June 30, 2004. Also, the commercial loan portfolio has experienced an increase in its loan exposure to a single borrower or related group since 2003. At June 30, 3004 loans over $15 million to a single borrower or related group amounted to $1,131,483,000, an increase of $147.5 million form $983,982,000 at December 31, 2003. Growth in our commercial and industrial, and mortgage loan portfolios during 2003 and which continued to be experienced during the first semester of 2004, contributed to the increase in general allowances for loan losses when applying historical loss percentages. The allowance for loan losses decreased $2.6 million from $70.6 million at December 31, 2003 to $67.9 million at June 30, 2004 and increased $5.6 million from $62.4 million at June 30, 2003. At June 30, 2004 impaired loans with related allowance amounted to approximately $77,063,000 and $5,504,000, respectively. At December 31, 2003 impaired loans with related allowance amounted to $80,888,000 and $8,895,000 at December 31, 2003. This reduction in impaired loans contributed to the reduction in the allowance for loan losses from $70.6 million as of December 31, 2004 to $67.9 million as of June 30, 2004.

Although the Corporation's provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

Other Income

Other income consists of service charges on the Corporation's deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, broker-dealer, asset management and insurance fees, gains and losses on sales of securities, gain on sale of mortgage servicing rights, certain other gains and losses and certain other income.

The following table sets forth the components of the Corporation's other income for the periods indicated:

_______________________________________________________________________________________________________________
OTHER INCOME
_______________________________________________________________________________________________________________

	Six-months ended		Quarters ended
	___________________________		___________________________
		As restated		As restated
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	____________	____________	____________	____________
	(In thousands)

Bank service fees on deposit accounts	$6,441	$7,134	$3,172	$3,573
Other service fees:
Credit card fees	6,236	6,013	3,176	3,077
Mortgage servicing fees	818	1,168	393	478
Trust fees	1,482	1,477	902	618
Other fees	4,247	4,124	1,936	1,939
Broker/dealer, asset management, and insurance fees	25,265	21,218	12,814	9,874
Gain on sale of securities, net	9,003	10,008	100	5,339
Gain on sale of loans	157	4,013	(55)	3,723
Gain on sale of mortgage servicing rights	196	185	105	60
Trading gains	201	721	(477)	316
Gain (loss) on derivatives	(228)	242	(292)	150
Other gains, net	3,967	2,035	310	1,572
Other	1,823	2,033	998	1,042
	__________	__________	__________	__________
	$59,608	$60,371	$23,082	$31,761
	=========	=========	=========	=========

<Back to Contents>

The Corporation's other income for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 reflected a decrease of $8.7 million or 27.3%. This reduction was principally due to decreases of $5.2 million in gains on sale of securities, $3.8 million in gains on sales of loans, $0.8 million in trading gains, $0.4 million in derivative transactions and $1.1 million in mortgage servicing rights recognized. These decreases were partially offset by an increase of $2.9 million or 29.8% in fee income from the broker-dealer, asset management and insurance operations.

For the semester ended June 30, 2004, other income decreased $0.8 million compared to the same period in 2003. This decrease was the result of lower gains on sales of securities and loans of $1.0 million and $3.9 million, respectively, which were only partially offset by an increase of $4.0 million in fee income from the broker-dealer, asset management and insurance operations.

The increases in broker-dealer, asset management and insurance fees for the quarter ended June 30, 2004 were due to increases in commissions earned by Santander Securities (SSC) of $2.6 million or 30.1% and increases in insurance commissions of $0.3 million or 27%. For the six months ended June 30, 2004, SSC commissions increased $3.5 million or 18.4% and insurance commissions increased $0.5 million or 24.8%. SSC business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, SSC provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 55.5% of commissions to the Corporation's other income for the quarter ended June 30, 2004 and 42.4% for the six-month period then ended.

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the six months ended		For the quarters ended
	____________________________________		___________________________________
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	__________________________________________________________________________
	(In thousands)
Broker-dealer	$15,291	$14,188	$7,631	$5,789
Asset management	7,250	4,847	3,809	3,003
	_____________	______________	_______________	______________
Total SSC	22,541	19,035	11,440	8,792
Insurance	2,724	2,183	1,374	1,082
	______________	______________	_______________	______________
Total	$25,265	$21,218	$12,814	$9,874
	============	============	============	============

The increase in broker-dealer commissions is due to a stronger economy and improved investor confidence and an increase in the underwriting of closed end mutual funds and fixed income activity. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of closed end mutual funds.

The Corporation's gains on sales of loans were principally in the mortgage loan portfolio. The Corporation's strategy regarding mortgage loans is directed toward increasing its loan portfolio, while maintaining its secondary market channels open. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns as was the case in 2003.

In March 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million, recorded under other gains. A deferred gain of $4.0 million was recorded and will be amortized as a reduction of rent expense over the term of the related leases through January 2009.

<Back to Contents>

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

___________________________________________________________________________________________________________
OTHER OPERATING EXPENSES
___________________________________________________________________________________________________________

	Six-months ended		Quarters ended
	______________________________		______________________________
		As restated		As restated
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	____________	____________	____________	____________
(In thousands)

Salaries	$30,099	$26,242	$15,258	$13,280
Pension and other benefits	24,236	22,554	11,909	11,113
Expenses deferred as loan origination costs	(8,106)	(5,585)	(4,487)	(3,007)
	__________	__________	__________	__________
Total personnel costs	46,229	43,211	22,680	21,386

Equipment expenses	3,602	3,770	1,838	1,915
Professional fees	5,196	2,817	2,961	1,442
Occupancy costs	6,670	6,622	3,270	3,346
EDP Servicing Expense	16,097	19,142	7,466	10,353
Communications	4,590	4,110	2,482	2,144
Business promotion	4,312	3,243	2,632	1,217
Other taxes	4,525	5,157	2,251	2,588
Amortization of intangibles	411	2,674	202	1,274
Printing and supplies	871	859	499	398
Credit card expenses	3,649	3,595	1,850	1,768
Insurance	865	1,353	219	724
Other operating expenses:
Examinations & FDIC assessment	383	919	149	454
Transportation and travel	1,097	711	650	365
Repossessed assets provision and expenses	1,598	2,838	562	1,106
Collections and related legal costs	1,468	2,883	741	1,535
Provision for errors and fraud	2,636	973	1,884	488
All other	4,528	4,166	2,322	2,159
	__________	__________	__________	__________
Other Operating Expenses	62,498	65,832	31,978	33,276
	__________	__________	__________	__________
Total Operating Expenses	$108,727	$109,043	$54,658	$54,662
	=========	=========	=========	=========

For the quarter ended June 30, 2004, the Corporation's efficiency ratio on a tax equivalent basis was 67.49% compared to 72.07% for the same period in 2003. The 458 basis point improvement in the 2004 ratio was mainly the result of higher revenues. For the six-month period ended June 30, 2004, the Efficiency Ratio on a tax equivalent basis improved 770 basis points to 66.07% from 73.77% for the same period in 2003. This improvement was a result of higher revenues (excluding gains on sales of securities and a gain on the sale of a building during the first quarter of 2004) and a decrease of $0.3 million in other operating expenses.

Operating expenses remained essentially at the same level for the quarters ended June 30, 2004 and 2003. There was an increase in personnel expenses of $1.3 million. This increase was due primarily to higher salaries of $2.0 million and an increase in pension and other benefits of $0.8 million, partially offset by an increase in deferred loan origination costs of $1.5 million. The increase in salaries was due to the annual salary revision of approximately 3.5%, the in-sourcing of the collections operation by the Corporation for approximately $0.4 million and severance payments for approximately $0.8 million. The increase of $0.8 million in pension and other benefits was due to an increase in performance bonuses of $0.6 million as a result of improved operating performance during the quarter, an increase in vacation and social security expense of $0.2 million each and an increase in educational benefits of $0.3 million. These increases were partially offset by decreases in pension expense, hospitalization insurance and workman's compensation of $0.2 million each.

There was an increase in business promotion of $1.4 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, consistent with the Company's strategy to increase its market share, and in professional fees of $1.5 million partly associated with the implementation of certain provisions of the Sarbanes-Oxley Act as well as other legal and consulting services. These increases were offset by a decrease in EDP servicing, amortization and technical services of $2.9 million due to lower servicing costs as a result of receiving EDP servicing from an affiliate at lower rates and lower amortization of intangibles of $1.1 million as a result of having fully amortized core deposit intangibles at the beginning of 2004.

For the six-month period ended June 30, 2004, there was a slight reduction in operating expenses of $0.3 million. This decrease consisted of an increase in personnel costs of $3.0 million and a decrease in other operating expenses of $3.3 million. The increase in personnel costs was due primarily to higher salaries of $2.1 million, in-sourcing of collection services of $0.8 million, and severance payments of $1.0 million. There were also corresponding increases in other benefits of $1.7 million composed primarily of an increase in commissions of $1.1 million. These increases were partially offset by an increase in deferred loan origination costs of $2.5 million due to higher loan origination in the Corporation's credit card, consumer loan and mortgage loan portfolios. The reduction in other operating expenses was due primarily to decreases in EDP servicing, amortization and technical expenses of $3.0 million, amortization of intangibles of $2.3 million, lower repossessed asset expenses (including provision for losses) of $1.2 million and lower collection costs of $1.4 million. The decrease in EDP expenses was due to lower servicing costs during 2004 as a result of receiving EDP servicing from an affiliate at lower rates and the completion of all systems conversions during 2003 that required the retention of two separate service providers. Also, there were lower software amortization costs as a result of the sale of the Company's software platform to an affiliate during 2003. The reduction in amortization of intangibles results from having fully amortized core deposit intangibles at the beginning of 2004. The reduction in repossessed asset expenses is due to a reduction in repossessed assets as of June 30, 2004. The decrease in collection costs of $1.4 million was a result of the in-sourcing of the collections operation. These decreases were partially offset by increases in professional services of $2.4 million, partly associated with the implementation of certain provisions of the Sarbanes-Oxley Act as well as other legal and consulting services, and business promotion of $1.1 million, consistent with our strategy to increase market share and grow the volume of our business. The provisions for errors and fraud also reflected an increase of $1.7 million due to operating errors and fraud related to credit card operations as a result of the increase in the volume of transactions, as well as losses related to the conversion of the proof and transit system.

Provision for Income Tax

The Corporation and each of its subsidiaries are treated as separate taxable entities and are not allowed to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items.

The provision for income tax amounted to $0.01 million for the quarter ended June 30, 2004 compared to $2.25 million for the same period in 2003. For the six-month period ended June 30, 2004 the provision for income tax amounted to $2.5 million compared to $2.9 million for the same period in 2003. The decrease in the provision for income tax was due to the release of income tax contingencies related to the closing of an investigation by the Puerto Rico Treasury Department of the Bank's income tax returns for the years 2001 and 2000. For Puerto Rico income tax purposes, all fiscal years through 2001 are closed and no longer subject to examination by the Puerto Rico Treasury Department. In addition, for the quarter and semester ended June 30, 2004, the Corporation's taxable income is significantly lower than that for the same periods in 2003 due to a change in the composition of the Corporation's taxable and exempt assets over those periods.

<Back to Contents>

FINANCIAL POSITION - JUNE 30, 2004

Assets

The Corporation's assets reached $8.0 billion as of June 30, 2004, a 7.9% increase when compared to total assets of $7.4 billion at December 31, 2003 and a 19.9% increase when compared to total assets of $6.6 billion at June 30, 2003. As of June 30, 2004 there was an increase of $701.4 million and $884.2 million in net loans, including loans held for sale compared to December 31 and June 30, 2003, respectively. The increase in net loans at June 30, 2004 was partially offset by a decrease in investment securities of $97 million and a decrease of $10.8 million in premises and equipment compared to December 31, 2003. There was also a decrease of $19.5 million in other assets due to a reduction in securities sold not delivered.

The composition of the loan portfolio, including loans held for sale, was as follows:
	June 30,	December 31,	Increase
	2004	2003	(Decrease)
	_____________	_____________	_____________
	(In thousands)

Commercial and industrial	$2,125,458	$2,033,972	$91,486
Construction	216,245	209,655	6,590
Mortgage	2,044,485	1,461,107	583,378
Consumer	414,204	404,184	10,020
Leasing	113,109	105,849	7,260
	_____________	_____________	_____________
Gross Loans	4,913,501	4,214,767	698,734
Allowance for loan losses	(67,936)	(70,572)	2,636
	_____________	_____________	_____________
Net Loans	$4,845,565	$4,144,195	$701,370
	============	============	============

  Net loans, including loans held for sale, at June 30, 2004 were $4.8 billion, reflected an increase in the loan portfolio of $701.4 million or 16.9% when compared to $4.1 billion at December 31, 2003. Mortgage loans originated and purchased continued to grow during the second quarter of 2004 resulting in an increase of $583.4 million or 39.9%, in the mortgage loan portfolio. There was a 22.9% increase in mortgage loan production for the quarter ended June 30, 2004 compared to the quarter ended December 31, 2003. The commercial loan portfolio (including construction loans) also reflected an increase of $105.3 million or 4.5% for the first semester of 2004 while consumer loans grew 2.5% to $414.2 million.

There was a decrease of $10.8 million in premises and equipment, due to the sale of a building with a book value of approximately $7.7 million during the first quarter of 2004, and normal depreciation for the period. Other assets reflected a decrease of $19.5 million mainly due to a decrease in securities sold not delivered.

The Corporation continues to focus its efforts on recapturing market share with a strong emphasis on commercial and mortgage lending. Consumer lending will also continue to be a focus of growth for the Corporation. There will be a strong emphasis on providing quality products to customers designed to meet their personal and business needs, while maintaining strict lending criteria. This strict lending criteria and strong collection efforts are expected to have a favorable impact on non-performing assets.

Non-performing Assets and Past Due Loans

As of June 30, 2004, the Corporation's total non-performing loans and accruing past due loans (excluding other real estate owned) decreased to $99.7 million or 2.03% of total loans from $100.8 million or 2.39% of total loans as of December 31, 2003. The most significant decrease in non-performing loans was in the mortgage loan portfolio reflecting a decrease of $3.7 million followed by the consumer loan portfolio, which reflected a decrease of $1.0 million. These decreases were partially offset by increases in non-performing commercial loans of $1.4 million and renegotiated loans of $1.5 million. Non-performing loans (excluding other real estate owned) at June 30, 2004 decreased to $96.0 million or 1.95% of total loans from $98.4 million or 2.33% of total loans at December 31, 2003. Repossessed assets decreased to $3.5 million at June 30, 2004, from $5.0 million at December 31, 2003, as a result of various sales during the semester that generated a gain of $0.6 million. As of June 30, 2004 the coverage ratio (allowance for loan losses to total non-performing loans) improved to 70.77% from 71.74% as of December 31, 2003 and 57.64% as of June 30, 2003.

The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

___________________________________________________________________________________
Non-performing Assets and Past Due Loans
___________________________________________________________________________________

	June 30,	December 31,
	2004	2003
	________________________________________
	(Dollars in thousands)

Commercial and Industrial	$20,916	$30,884
Construction	11,443	10,085
Mortgage	48,498	42,107
Consumer	8,303	9,312
Leasing	3,363	4,027
Restructured Loans	3,470	1,953
	____________	____________
Total non-performing loans	95,993	98,368
Repossessed Assets	3,492	4,989
	____________	____________
Total non-performing assets	$99,485	$103,357
	==========	==========

Accruing loans past-due 90 days or more	$3,750	$2,404

Non Performing loans to total loans	1.95%	2.33%
Non Performing loans plus accruing loans
past due 90 days or more to total loans	2.03%	2.39%

Liabilities

As of June 30, 2004, total liabilities reached $7.5 billion, an increase of $0.6 billion compared to the December 31, 2003 balance. This increase in total liabilities was principally due to increases in deposits of $260.0 million, in borrowings of $494.7 million and other liabilities of $47.9 million. Federal funds purchased and other borrowings increased $77.0 million, commercial paper increased $319.7 million and term notes increased $8.1 million. These increases were partially offset by a reduction of $139.2 million in securities sold under agreements to repurchase.

Deposits

At June 30, 2004, total deposits were $4.4 billion, reflecting an increase of $260.0 million or 6.28% over deposits of $4.1 billion as of December 31, 2003. This increase was in line with the Corporation's objective of increasing its market share. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

Capital and Dividends

Stockholder's equity decreased in 2003 as a result of the early redemption of preferred stock at Banco Santander Puerto Rico and the purchase of our broker dealer affiliate Santander Securities by Santander Bancorp.

On December 26, 2003, Banco Santander Puerto Rico, the Corporation's bank subsidiary, redeemed 2,610,008 preferred shares with a par value of $25, at a price of $26 per share. The preferred shares were cancelled because they carried an above market interest rate of 7% and the Corporation was able to maintain its "well capitalized" status after the cancellation. This transaction was completed with full regulatory approval.

The Corporation expects no favorable or unfavorable trends that would materially affect its capital resources.

As an investment-grade rated entity by several nationally recognized rating agencies, the Corporation has access to a variety of capital issuance alternatives in the United States and Puerto Rico capital markets. The Corporation continuously monitors its capital issuance alternatives. It may issue capital in the future, as needed, to maintain its "well-capitalized" status.

Stockholders' equity was $491.8 million or 6.2% of total assets at June 30, 2004, compared to $480.8 million or 6.5% of total assets at December 31, 2003. The increase in stockholders' equity was mainly due to net income for the period and was partially offset by an increase in unrealized net losses on investment securities available for sale and dividends declared and paid.

On July 9, 2004 the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004. The common stock dividend will be distributed on August 3, 2004. Cash will be paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect this stock dividend.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of June 4, 2004 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 1.78%.

The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2002. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. In November 2002, the Corporation's Board of Directors authorized the Corporation to repurchase up to 928,204 shares, or approximately 3%, of its shares of outstanding common stock. The Board felt that the Corporation's shares of common stock represented an attractive investment at prevailing market prices at the time of the adoption of the common stock repurchase program and that, given the relatively small amount of the program, the stock repurchases would not have any significant impact on the Corporation's liquidity and capital positions. The program has no time limitation and management is authorized to effect repurchases at its discretion. The authorization permits the Corporation to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases will depend on many factors, including the Corporation's capital structure, the market price of the common stock and overall market conditions. All of the repurchased shares will be held by the Corporation as treasury stock and reserved for future issuance for general corporate purposes. The Corporation does not currently intend to reissue any of its treasury stock.

During the six months ended June 30, 2004, the Corporation did not repurchase any shares of common stock, compared to 167,500 shares of common stock repurchased during the six months ended June 30, 2003 at a cost of $2.3 million. As of June 30, 2004, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation's management believes that the repurchase program would not have a significant effect on the Corporation's liquidity and capital positions.

The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation's common stock.

During the first semester of 2004, the Corporation's common stock price per share increased from $24.35 to $24.72, representing a $16 million increase in aggregate shareholder value.

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

As of June 30, 2004, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2004 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2004 were 9.09% and 10.64%, respectively, and the leverage ratio was 6.17%.

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

The Corporation's determination of pension expense or income is based on the market value of plan assets. Investment gains or losses are the difference between the expected return on plan assets calculated using the assumed rate of return or the market value of assets and the actual investment return. The projected benefit obligation (PBO) is estimated based on the present values of future benefits based on assumptions as to mortality, retirement age, and other assumptions, and liability gains or losses are the difference between the obligation estimated on the measurement date and the amount projected from the prior measurement date based on the actuarial assumptions. As of December 31, 2003, the Plan had cumulative investment and liability gains of approximately $9.3 million, which remain to be recognized. The Plan also had cumulative investment and liability losses of approximately $4.2 million that were recognized on the Corporation's statement of financial position as an additional minimum pension liability. At December 31, 2003, the Central Hispano Plan had cumulative investment and liability losses of approximately $19.2 million that were recognized on the Corporation's statement of financial position as an additional minimum pension liability. Unrecognized net actuarial losses result in increases in our future pension expense depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

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

The value of the Plan's assets has decreased from $26.7 million at December 31, 2002 to $24.4 million at December 31, 2003. The value of the Central Hispano Plan's assets has decreased from $20.9 million at December 31, 2002 to $20.8 million at December 31, 2003. The investment performance returns and declining discount rates have changed the Plan's funded status, net of benefit obligations, from a $2.5 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002 to a $5.3 million deficit at December 31, 2003. The investment performance returns and declining discount rates have changed the Central Hispano Plan's funded status, net of benefit obligations, from a $8.6 million deficit (PBO in excess of the fair value of plan assets) at December 31, 2002 to a $12.1 million deficit at December 31, 2003.

The Plan's required minimum contribution to be paid during 2004 for the 2004 plan year is zero (using the 2004 "rate relief" interest rate of 7.11%). This is because the funded status of the plan for 2003 is such that no quarterly installments are required and the 2004 contribution may therefore be paid in 2005. However, there is a pending amount payable in 2004 for the 2003 plan year. This amount is $216,909, and is payable by September 15, 2004.

For the Central Hispano Plan the required minimum contributions during 2004 for the 2004 plan year have not yet been determined. The estimated payments for the 2004 plan year are $488,007 quarterly starting March 15, 2004 for a total of $1,952,058. There is a pending amount payable in 2004 for the 2003 plan year. This amount is $281,204 and is payable by August 15, 2004.

<Back to Contents>

Derivative Financial Instruments:

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation's derivative transactions as of June 30, 2004 and December 31, 2003.

In the normal course of business, the Corporation utilizes derivative instruments to manage exposure to fluctuations in interest rates, currencies and other markets, to meet the needs of customers and for proprietary trading activities. The Corporation uses the same credit risk management procedures to assess and approve potential credit exposures when entering into derivative transactions as those used for traditional lending.

Hedging Activities:

The following table summarizes the derivative contracts designated as hedges as of June 30, 2004 and December 31, 2003, respectively:

							Other Comprehensive
					Gain (Loss) for		Income (Loss)** for
	Notional Amounts *		Fair Value		the period ended		the period ended
	2004	2003	2004	2003	2004	2003	2004	2003
	______________________		_______________________		___________________		_____________________
(In thousands)
_________________________________________________			________________________		____________________		______________________
Cash Flow Hedges
Interest Rate Swaps	$100,000	$100,000	$(4,697)	$(7,924)	$-	$-	$1,967	$1,739
Fair Value Hedges
Interest Rate Swaps	419,969	380,789	(11,232)	(8,140)	(192)	(206)	-	-

_________________________________________________			_______________________		____________________		_____________________
Totals	$519,969	$480,789	$(15,929)	$(16,064)	$(192)	$(206)	$1,967	$1,739
===========================================			====================		===================		==================

* The notional amount represents the gross sum of long and short
** Net of tax

<Back to Contents>

Cash Flow Hedges:

The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents of the hedging relationship including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item's periodic variable rate with the hedging item's benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.

As of June 30, 2004, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the cash flow hedges was an unrealized loss of $2.9 million of which the Corporation expects to reclassify into earnings $1.7 million, net of tax, during the next six months. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $4.8 million.

Fair Value Hedges:

The Corporation designates hedges as Fair Value Hedges when its main purpose is to hedge the changes in market value of an associated asset or liability. The Corporation only designates these types of hedges if at inception it is believed that the relationship in the changes in the market value of the hedged item and hedging item will offset each other in a highly effective manner. At the inception of each hedge, management documents the hedging relationship including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation marks to market both the hedging item and the hedged item at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.

The fair value hedges have maturities through the year 2024 as of June 30, 2004 and December 31, 2003. The weighted-average rate paid and received on these contracts is 1.32% and 4.49%, and 1.22% and 4.83%, as of June 30, 2004 and December 31, 2003, respectively.

Of the $419.9 and $380.7 million designated as fair value hedges $416.7 and $377.3 million are associated to the swapping of issuance of fixed rate debt as of June 30, 2004 and December 31, 2003, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payment dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap (which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.

Derivative instruments not designated as hedging instruments:

Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as both a market maker or proprietary position taker. The Corporation's mission is to meet the clients' needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation's major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. The market and credit risk associated with this activity is measured, monitored and controlled by the Corporations Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2004 and December 31, 2003, respectively:

					Gain (Loss) for
	Notional Amounts *		Fair Value		the period ended
	2004	2003	2004	2003	2004	2003
	_____________________________		______________________		________________________
(In thousands)
_______________________________________________________________________________			______________________		_________________________
Interest Rate Contracts
Interest Rate Swaps	$253,590	$260,024	$604	$637	$(33)	$386
Interest Rate Caps	66,698	62,990	(23)	-	13	112
Other	3,867	-	(16)	-	(16)	-
Foreign Exchange Contracts	-	6,824	-	2	-	-
Equity Derivatives	138,961	23,166	-	-	-	(15)
____________________________________________________________________________			___________________		______________________
____________________________________________________________________________			___________________		_____________________
Totals	$463,116	$353,004	$565	$639	$(36)	$483
==================================================================			==================		===================

* The notional amount represents the gross sum of long and short
** Net of tax

_____________________________________________________________________________________________________________________________________

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis
_____________________________________________________________________________________________________________________________________
				As restated
	June 30, 2004			June 30, 2003
_____________________________________________________________________________________________________________________________________
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
_____________________________________________________________________________________________________________________________________
	(Dollars in thousands)

Interest bearing deposits	$50,023	$102	0.82%	$67,767	$192	1.14%
Federal funds sold and securities purchased
under agreements to resell	220,408	639	1.17%	177,871	566	1.28%
	_____________________________________			______________________________________
Total interest bearing deposits	270,431	741	1.10%	245,638	758	1.24%
	_____________________________________			______________________________________

U.S.Treasury securities	6,651	14	0.85%	130,058	397	1.22%
Obligations of other U.S.government
agencies and corporations	1,036,163	14,266	5.54%	1,231,294	14,564	4.74%
Obligations of government of Puerto Rico
and political subdivisions	51,964	986	7.63%	42,194	885	8.41%
Collateralized mortgage obligations and
mortgage backed securities	1,222,463	12,555	4.13%	377,888	3,606	3.83%
Other	44,134	605	5.51%	27,424	547	8.00%
	______________________________________			______________________________________
Total investment securities	2,361,375	28,426	4.84%	1,808,858	19,999	4.43%
	____________________________________			______________________________________

Loans (net of unearned income)	4,562,826	61,334	5.41%	4,024,544	61,702	6.15%

Total interest earning assets/ interest
income (on a tax equivalent basis)	7,194,632	90,501	5.06%	6,079,040	82,459	5.44%
	_____________________________________			______________________________________
Total non-interest earning assests	331,410			345,032
	__________			__________
Total assets	$7,526,042			$6,424,072
	========			========
Savings and NOW accounts	1,907,193	5,907	1.25%	1,848,032	6,788	1.47%
Other time deposits	1,548,455	7,624	1.98%	1,195,253	7,281	2.44%
Borrowings	2,535,778	16,767	2.66%	1,718,063	14,850	3.47%
Term Notes	183,901	2,191	4.79%	292,915	3,928	5.38%
Subordinated Notes	15,925	7	0.18%	28,650	186	2.60%
	_____________________________________			______________________________________
Total interest bearing liabilities/interest expense	6,191,252	32,496	2.11%	5,082,913	33,033	2.61%
	_____________________________________			_____________________________________
Total non-interest bearing liabilities	867,047			742,383
	___________			___________
Total liabilities	7,058,299			5,825,296
	___________			___________
Stockholders' Equity	467,743			598,776
	___________			___________
Total liabilities and stockholders' equity	$7,526,042			$6,424,072
	==========			==========
Net interest income, on a tax equivalent basis		$58,005			$49,426
Cost of funding earning assets		========	1.82%		========	2.18%
Net interest margin, on a tax equivalent basis			3.24%			3.26%

<Back to Contents>

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

The Corporation's one-year cumulative GAP position at June 30, 2004, was negative $1.1 billion or 14.3% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation's position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at June 30, 2004 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of "up to 90 days". The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Duration is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.
__________________________________________________________________________________________________________________________________________________________
SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2004
___________________________________________________________________________________________________________________________________________________________
	_____________________________________________________________________________________________________________
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	_____________________________________________________________________________________________________________
ASSETS:
Investment Portfolio	$213,893	$5,128	$888,693	$1,112,674	$194,921	$-	$27,698	$2,443,007
Deposits in Other Banks	265,683	-	-	-	-	-	147,982	413,665
Loan Portfolio
Commercial	1,385,805	217,487	152,518	207,342	114,849	72,837	87,729	2,238,567
Construction	182,442	4,106	7,581	14,366	7,026	1,352	(628)	216,245
Consumer	145,573	62,500	125,981	59,905	8,589	68	11,588	414,204
Mortgage	564,179	110,044	279,931	262,190	536,259	279,188	12,694	2,044,485
Fixed and Other Assets	-	-	-	-	-	-	180,921	180,921
	___________________________________________________________________________________________________________
Total Assets	$2,757,575	$399,265	$1,454,704	$1,656,477	$861,644	$353,445	$467,984	$7,951,094
	================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	$574,636	$-	$-	$-	$-	$-	$-	$574,636
Repurchase Agreements	694,027	-	600,006	175,000	200,000	-	-	1,669,033
Federal Funds	427,000	-	-	-	-	-	-	427,000
Deposits
Certificates of Deposit	949,255	291,928	108,212	172,632	257,498	17,674	(9,923)	1,787,276
Demand Deposits and Savings Accounts	167,116	402,101	487,701	856,750	-	-	3,942	1,917,610
Transactional Accounts	377,882	-	-	319,437	-	-	-	697,319
Term and Subordinated Debt	100,425	-	-	-	46,516	42,297	800	190,038
Other Liabilities and Capital	-	-	-	-	-	-	688,182	688,182
	_____________________________________________________________________________________________________________
Total Liabilities and Capital	$3,290,341	$694,029	$1,195,919	$1,523,819	$504,014	$59,971	$683,001	$7,951,094
	================================================================================================
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$223,403	$17,337	$38,555	$198,896	$264,428	$30,939	$-	$773,558
Interest Rate Swaps (Liabilities)	521,815	32,337	114,570	56,832	17,065	30,939	-	773,558
Caps	34,432	-	-	32,267	-	-	-	66,699
Caps Final Maturity	32,268	-	-	34,431	-	-	-	66,699
	_____________________________________________________________________________________________________________
GAP	$(829,014)	$(309,764)	$182,770	$272,558	$604,993	$293,474	$(215,017)	$-
	____________________________________________________________________________________________________________
Cumulative GAP	$(829,014)	$(1,138,778)	$(956,008)	$(683,450)	$(78,457)	$215,017	$-	$-
	================================================================================================
Cumulative interest rate gap to
earning assets	(10.67)%	(14.66)%	(12.30)%	(8.80)%	(1.01)%	2.77%

<Back to Contents>

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

As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares two standardized reports with detailed information on the sources of interest income and expense: the "Financial Profitability Report", and the "Net Interest Income Shock Report"and the "Market Value Shock Report". The former deals with historical data while the latter two deal with expected future earnings.

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

The ALCO has decided to run a negative interest rate gap to capitalize on current spreads between short and long term interest rates. To that effect, the investment portfolio was restructured, selling short term Agency debentures, and buying Agency guaranteed mortgage backed securities. This strategy increased the duration of the portfolio and extended the re-pricing gap. In recent months, the Corporation extended the maturity of various long-term repurchase agreements to lower its duration of equity.

The ALCO monitors interest rate gaps in combination with net interest margin (NIM) sensitivity and duration of market value equity (MVE).

NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $20 million of maximum NIM loss for a 1% parallel shock and $80 million maximum MVE loss for a 1% parallel shock.

Risk management policy and procedures establish a risk tolerance loss limit of $20.0 million for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates and of $80.0 million for market value in the same scenario of a 100 basis point increase in market rates. As of June 30, 2004, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $12.9 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $20.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $67.9 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $80.0 million limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation's general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The principal sources of liquidity for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2004 the Corporation had $2.4 billion in unsecured lines of credit ($1.9 billion available) and $3.9 billion in collateralized lines of credit with banks and financial entities ($2.7 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from its Parent Company or affiliates because Puerto Rico's tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. Banco Santander Puerto Rico (BSPR), the Corporation's Banking subsidiary, does not face significant limitations to the ability to downstream funds from its parent company or its affiliates. The current intra-group credit line for BSPR is $150 million.

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

During the first quarter of 2004, BSPR issued $30 million in S&P Linked Notes to obtain long term financing at a reasonable interest rate. Proceeds from the offering were used to finance the loan portfolio.

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2004, the Corporation had a liquidity ratio of 13.6%. At June 30, 2004, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes it has sufficient liquidity to meet current obligations.

The Corporation does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. Should any deficiency arise for seasonal or more critical reasons, the Bank would make recourse to alternative sources of funding such as the commercial paper program, its lines of credit with domestic and national banks, unused collateralized lines with Federal Home Loan Banks and others.

<Back to Contents>

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

Changes in Internal Controls

There have been no changes in the Corporation's internal controls or in other factors during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation's internal controls.

<Back to Contents>

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

ITEM 2 - USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Santander BanCorp's Annual Meeting of Stockholders was held on April 29, 2004. A quorum was obtained with 41,603,015 shares represented in person or by proxy, which represents 98.12% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:

    The following three directors were elected for a three-year term, ending in April 2007:
	For	Exception	Withheld
	______________________________________________
Víctor Arbulu	40,159,091	1,430,807	13,117
María Calero	40,819,828	770,070	13,117
Stephen Ferris	41,070,823	519,075	13,117

    A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation's independent accountants for fiscal year 2004 was approved with the following results:
For	41,363,519
Against	239,290
Abstained	206

ITEM 5 - OTHER INFORMATION

Not applicable

<Back to Contents>

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibit No.	Exhibit Description	Reference

	(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
		Santander Bancorp	Exhibit 3.3 8-A12B
	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
		Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00
	(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
		Santander, S.L. and Santander Securities Corporation	Exhibit 2.2
	(2.3)	Settlement Agreement between Santander BanCorp and Admionistracíon
		de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3
	(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B
	(3.2)	Bylaws	Exhibit 3.1 8-A12B
	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
		Monthly Income Preferred Stock, Series A	Exhibit 4.1
	(4.2)	Offering Circular for $50,000,000 AFICA Loan Program	Exhibit 4.2
	(4.3)	Offering Circular for $26,000,000 AFICA Loan Program	Exhibit 4.410K-12/31/00
	(4.4)	Offering Circular for $25,000,000 AFICA Loan Program	Exhibit 4.410K-12/31/01
	(4.5)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth
		Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04
	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander
		Puerto Rico	Exhibit 10A10K-12/31/02
	(10.2)	Deferred Compensation Contract - Benito Cantalapiedra	Exhibit 10B10K-12/31/02
	(10.3)	Deferred Compensation Contract - María Calero	Exhibit 10C10K-12/31/02
	(10.4)	Employment Contract - Carlos García	Exhibit 10D10K-12/31/02
	(10.5)	Employment Contract - Roberto Córdova	Exhibit 10E10K-12/31/02
	(10.6)	Employment Contract - Rafael Saldaña	Exhibit 10F10K-12/31/02
	(10.7)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank
		of Puerto Rico and Santander Investment International Bank, Inc	Exhibit 10A10Q-06/30/03
	(10.8)	Employment Contract - José Ramón González	Exhibit 10B10Q-06/30/03
	(10.9)	Deferred Compensation Contract - Rafael Saldaña	Exhibit 10.9 10K-12/31/03
	(10.10)	Employment Contract - Lillian Díaz	Exhibit 10.1010K-12/31/03
	(10.11)	Employment Contract - Bartolomé Vélez	Exhibit 10.1110K-12/31/03
	(10.12)	Technology Assignment Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.1210K-12/31/03
	(10.13)	Altair System License Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.1310K-12/31/03
	(10.14)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04
	(10.15)	Deferred Compensation Contract - Anthony Boon	Exhibit 10.1510Q-03/31/04
	(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.1
	(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.2
	(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.3
	(32.1)	Section 1350 Certification from the Chief Executive Officer, Chief Operating
		Officer and Chief Accounting Officer	Exhibit 32.1
B.	Reports on Form 8-K - The Corporation filed one report on Form 8-K during the quarter ended June 30, 2004

  Item Reported - April 23, 2004

Item 5 - Santander BanCorp reported its financial results for the first quarter of 2004

<Back to Contents>

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP
Name of Registrant

Dated:	August 5, 2004	By:/s/	José Ramón González
President and Chief Executive Officer

Dated:	August 5, 2004	By:/s/	Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated:	August 5, 2004	By:/s/	María Calero
Executive Vice President and
Chief Accounting Officer

<Back to Contents>

<Back to Top>