Form 10-Q
period 2004-09-30
SANTANDER BANCORP
filed 2004-11-09
CIK 1099958

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes X No______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Outstanding as of November 1, 2004

Common Stock, $2.50 par value	46,639,104

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

PART I - ITEM 1

FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands, except per share data)

	September 30,	December 31,
ASSETS	2004	2003
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$153,049	$99,183
Interest-bearing deposits	45,452	15,300
Federal funds sold and securities purchased under agreements to resell	339,150	278,750
Total cash and cash equivalents	537,651	393,233
INTEREST BEARING DEPOSITS	50,000	10,000
TRADING SECURITIES	13,423	42,547
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	696,946	1,227,627
Other investment securities available for sale	354,906	436,684
Total investment securities available for sale	1,051,852	1,664,311
INVESTMENT SECURITIES HELD TO MATURITY, at amortized cost:
Securities pledged that can be repledged	685,308	687,184
Other investment securities held to maturity	161,060	145,943
Total investment securities held to maturity	846,368	833,127
LOANS HELD FOR SALE, net	283,017	297,201
LOANS, net	4,918,062	3,847,873
PREMISES AND EQUIPMENT, net	49,930	61,107
ACCRUED INTEREST RECEIVABLE	45,354	36,398
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	5,949	4,662
OTHER ASSETS	124,638	142,050
	$7,961,035	$7,367,300

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
Non-interest bearing	$699,993	$700,413
Interest-bearing	3,816,200	3,441,815
Total deposits	4,516,193	4,142,228
FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	722,000	350,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,301,627	1,808,238
COMMERCIAL PAPER ISSUED	599,376	254,904
TERM NOTES	124,281	165,966
SUBORDINATED CAPITAL NOTES	15,925	15,925
ACCRUED INTEREST PAYABLE	23,246	18,728
OTHER LIABILITIES	132,150	130,479
Total liabilities	7,434,798	6,886,468

STOCKHOLDERS' EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 and 46,410,214 shares issued in September 2004 and December 2003, respectively; 46,639,104 shares outstanding in September 2004
and 42,398,954 shares outstanding in December 2003	126,626	116,026
Capital paid in excess of par value	304,171	211,742
Treasury stock at cost, 4,011,260 shares in September 2004 and December 2003.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(22,719)	(19,465)
Retained earnings-
Reserve fund	119,432	119,432
Undivided profits	66,279	120,649
Total stockholders' equity	526,237	480,832
	$7,961,035	$7,367,300

The accompanying notes are an integral part of these financial statements

 <Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands, except per share data)

	For the nine month periods ended		For the quarters ended
		As restated		As restated
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans	$184,995	$180,153	$66,242	$58,617
Investment securities	76,817	57,274	25,070	22,229
Interest bearing deposits	573	559	338	150
Federal funds sold and securities purchased under
agreements to resell	2,018	1,455	799	499
Total interest income	264,403	239,441	92,449	81,495
INTEREST EXPENSE:
Deposits	42,115	42,923	15,404	12,788
Securities sold under agreements to repurchase and other borrowings	58,688	57,649	21,081	19,761
Subordinated capital notes	54	395	25	(10)
Total interest expense	100,857	100,967	36,510	32,539
Net interest income	163,546	138,474	55,939	48,956
PROVISION FOR LOAN LOSSES	21,770	34,745	7,020	8,965
Net interest income after provision for loan losses	141,776	103,729	48,919	39,991
OTHER INCOME:
Bank service charges, fees and other	28,949	29,641	9,725	9,724
Broker-dealer, asset management and insurance fees	38,176	36,769	12,911	15,551
Gain on sale of securities	11,465	10,012	2,462	4
Gain (loss) on sale of loans	(84)	6,845	(240)	2,833
Gain on sale of building	2,754	-	-	-
Other income	6,747	8,532	3,540	3,317
Total other income	88,007	91,799	28,398	31,429
OPERATING EXPENSES:
Salaries and employee benefits	69,037	66,193	22,808	22,982
Occupancy costs	10,109	10,117	3,439	3,495
Equipment expenses	5,317	5,631	1,715	1,861
EDP servicing, amortization and technical expenses	23,219	29,375	7,121	10,233
Communication expenses	6,792	6,276	2,202	2,165
Business promotion	7,140	4,911	2,828	1,668
Other taxes	6,574	7,525	2,049	2,368
Other operating expenses	34,390	36,377	11,689	12,591
Total operating expenses	162,578	166,405	53,851	57,363
Income before provision for income tax	67,205	29,123	23,466	14,057
PROVISION FOR INCOME TAX	4,075	5,419	1,597	2,514
NET INCOME	63,130	23,704	21,869	11,543
DIVIDENDS TO PREFERRED SHAREHOLDERS	-	3,426	-	1,142
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$63,130	$20,278	$21,869	$10,401
BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$1.35	$0.43	$0.47	$0.22

* After giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

The accompanying notes are an integral part of these financial statements

  <Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003
(Dollars in thousands)

	September 30, 2004	December 31, 2003
Preferred Stock:
Balance at beginning of period	$-	$65,250
Preferred stock redemption	-	(65,250)
Balance at end of period	-	-
Common Stock:
Balance at beginning of period	116,026	116,026
Stock dividend distributed	10,600	-
Balance at end of period	126,626	116,026
Capital Paid in Excess of Par Value:
Balance at beginning of period	211,742	211,742
Stock dividend distributed	92,429	-
Balance at end of period	304,171	211,742
Treasury Stock at cost:
Balance at beginning of period	(67,552)	(65,268)
Stock repurchased at cost	-	(2,284)
Balance at end of period	(67,552)	(67,552)
Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of period	(19,465)	(12,692)
Unrealized net gain (loss) on investment securities available
for sale, net of tax	(5,861)	(2,789)
Unrealized net gain on cash flow hedges, net of tax	2,607	1,739
Minimum pension liability, net of tax	-	(5,723)
Balance at end of period	(22,719)	(19,465)
Reserve Fund:
Balance at beginning of period	119,432	116,482
Transfer from undivided profits	-	2,950
Balance at end of period	119,432	119,432
Undivided Profits:
Balance at beginning of period	120,649	172,415
Net income	63,130	39,445
Transfers	-	(2,950)
Deferred tax benefit amortization	(11)	(60)
Common stock cash dividends	(14,460)	(19,087)
Preferred stock cash dividends	-	(4,504)
Preferred stock redemption premium	-	(2,610)
Return of capital on corporate reorganization	-	(62,000)
Stock dividend distributed	(103,029)	-
Balance at end of period	66,279	120,649
Total stockholders' equity	$526,237	$480,832

The accompanying notes are an integral part of these financial statements

   <Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)

	For the nine month periods ended		For the quarters ended
		As restated		As restated
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$63,130	$23,704	$21,869	$11,543
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments securities
available for sale, net of tax	4,030	7,956	(3,856)	5,955
Reclassification adjustment for losses included
in net income, net of tax	(9,864)	(2,247)	(8,424)	(737)
Unrealized (losses) gains on investments securities transferred
to the held to maturity category, net of amortization	(27)	352	(16)	(48)
Unrealized losses on investment securities
available for sale, net of tax	(5,861)	6,061	(12,296)	5,170
Unrealized gains (losses) on cash flow hedges, net of tax	2,609	764	2,099	304
Reclassification adjustment for losses included
in net income, net of tax	(2)	-	(1)	-
Unrealized gains (losses) on cash flow hedges, net of tax	2,607	764	2,098	304
Minimum Pension Liability, net of tax	-	-	-
Other comprehensive loss, net of tax	(3,254)	6,825	(10,198)	5,474
Comprehensive income (loss)	$59,876	$30,529	$11,671	$17,017

  <Back to Contents>

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
	For the nine month periods ended
		As restated
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,130	$23,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,940	16,661
Deferred tax provision	1,318	124
Provision for loan losses	21,770	34,745
Gain on sale of building	(2,754)	-
Gain on sale of securities	(11,465)	(10,012)
(Loss) gain on sale of loans	84	(6,845)
Gain on sale of mortgage servicing rights	(284)	(327)
Gain on derivatives	(198)	(246)
Trading gains	(908)	(919)
Net premium amortization on securities	2,825	4,093
Net premium amortization on loans	3,623	5,864
Purchases and originations of loans held for sale	(534,850)	(474,885)
Proceeds from sales of loans held for sale	126,512	248,760
Repayments of loans held for sale	36,438	29,361
Proceeds from sales of trading securities	1,704,903	1,077,680
Purchases of trading securities	(1,674,871)	(1,083,536)
(Increase) decrease in accrued interest receivable	(8,956)	4,604
Decrease in other assets	3,888	48,941
Increase (decrease) in accrued interest payable	4,518	(2,152)
(Decrease) increase in other liabilities	(1,873)	22,916
Total adjustments	(320,340)	(85,173)
Net cash used in operating activities	(257,210)	(61,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits	(40,000)	-
Proceeds from sales of investment securities available for sale	1,450,058	1,206,108
Proceeds from maturities of investment securities available for sale	1,584,455	2,626,642
Purchases of investment securities available for sale	(2,585,303)	(4,263,980)
Proceeds from maturities of investment securities held to maturity	35,825	153,234
Purchases of investment securities held to maturity	(52,566)	(25,431)
Repayment of securities and securities called	170,071	158,085
Payments on derivative transactions	-	(18)
Purchases of mortgage loans	(756,682)	(326,289)
Net decrease in loans	47,100	240,939
Proceeds from sales of mortgage servicing rights	284	327
Proceeds from sale of building	14,000	-
Capital expenditures	(1,772)	(2,578)
Net cash used in investing activities	(134,530)	(232,961)

(Continued)

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
	For the nine month periods ended
		As restated
	September 30,	September 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	377,312	(823,339)
Net increase in federal funds purchased and other borrowings	372,000	221,040
Net (decrease) increase in securities sold under agreements to repurchase	(506,611)	671,854
Net increase in commercial paper issued	344,472	184,816
Net increase (decrease) in term notes	(41,685)	(168,063)
Payment of subordinated capital notes	-	(30,000)
Repurchase of common stock	-	(2,284)
Dividends paid	(9,330)	(17,849)
Net cash provided by financing activities	536,158	36,175

NET CHANGE IN CASH AND CASH EQUIVALENTS	144,418	(258,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	393,233	638,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	$537,651	$379,782

		(Concluded)

The accompanying notes are an integral part of these financial statements

   <Back to Contents>

SANTANDER BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

  Summary of Significant Accounting Policies:

The accounting and reporting policies of Santander BanCorp (the "Corporation"), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. ("Santander Group") conform with accounting principles generally accepted in the United States of America (hereinafter referred to as "generally accepted accounting principles" or "GAAP") and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Corporation's Annual Report on Form 10-K.

The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of September 30, 2004 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2003. Certain reclassifications have been made to prior periods financial statements to conform them to the current period presentation.

Acquisition and Restatement

Pursuant to a corporate reorganization, on December 30, 2003 the Corporation acquired 100% of the common stock of Santander Securities Corporation and subsidiary ("Santander Securities") from Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), a wholly-owned subsidiary of Santander Group. The Corporation acquired Santander Securities for $62 million in cash in a transaction treated as a reorganization of companies under common control. The reorganization was recorded at historical cost and accounted for on an "as if pooled" basis. Accordingly, the accompanying consolidated financial statements for the three and nine-month periods ended September 30, 2003, were restated to give retroactive effect to such transaction as of the beginning of the first period presented. All significant intercompany balances and transactions were eliminated.

Net interest income, total other income and net income for the separate companies for the nine-month periods and the quarters ended September 30, 2004 and 2003 were as follows:

 <Back to Contents>

	For the nine month periods ended		For the quarters ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(In thousands)
Net interest income:
Santander BanCorp and Subsidiaries	$163,152	$138,430	$55,863	$48,878
Santander Securities Corporation and Subsidiary	321	44	45	78
Eliminations	73	-	31	-
Combined	$163,546	$138,474	$55,939	$48,956

Total other income:
Santander BanCorp and Subsidiaries	$54,067	$57,783	$17,341	$16,788
Santander Securities Corporation and Subsidiary	35,734	34,587	11,688	14,831
Eliminations	(1,794)	(571)	(631)	(190)
Combined	$88,007	$91,799	$28,398	$31,429

Net Income:
Santander BanCorp and Subsidiaries	$56,888	$16,701	$19,820	$8,200
Santander Securities Corporation and Subsidiary	6,894	7,003	2,080	3,343
Eliminations	(652)	-	(31)	-
Combined	$63,130	$23,704	$21,869	$11,543

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank, Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation, and Santander Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill and Intangible Assets

Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. At September 30, 2004 and December 31, 2003 goodwill totaled $34,791,000. Goodwill was composed of $10,537,000 related to the acquisition of Banco Central Hispano Puerto Rico in 1996 and $24,254,000 related to the acquisition of Merrill Lynch's retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000.

Intangible assets at September 30, 2004 were composed of mortgage servicing rights of $5,949,000 with an estimated useful life of eight years. At December 31, 2003 intangible assets were composed of $6,000 of core deposit intangibles and $4,656,000 of mortgage servicing rights with an estimated useful life of eight years. Core deposit intangibles were fully amortized during 2004.

Mortgage Servicing Rights

The Corporation's mortgage servicing rights (MSRs) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of September 30, 2004 or December 31, 2003.

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

Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation's average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for each of the quarters ended September 30, 2004 and 2003, respectively, and 46,639,104 and 46,668,710 for the nine-month periods ended September 30, 2004 and 2003, respectively after giving retroactive effect to a 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2004 and 2003.

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

 Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

On March 9, 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The Corporation adopted this new standard prospectively effective April 1, 2004. Under the new accounting guidance, the Corporation no longer recognizes any revenue at the inception of the rate lock. Profits inherent in the rate lock are recognized at the time of the sale of the underlying loans. The implementation of the standard did not have a material impact on results of operations.

In September 2004, the EITF reached a consensus on Issue No. 04-10 (EITF 04-10), "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." This issue addresses the aggregation of segments that do not meet the quantitative thresholds under paragraph 18 of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131, if a segment does not meet one of the quantitative thresholds established, it does not need to be disclosed as a reportable segment. Further, operating segments that do not meet quantitative thresholds may be aggregated to produce a reportable segment only if the combined segments share a majority of certain aggregation criteria. EITF 04-10 clarifies that operating segments that do not meet the quantitative thresholds can be aggregated to produce a reportable segment if:

    Aggregation is consistent with the objective and basic principles of SFAS 131
    The segments have similar economic characteristics, and
    The segments share a majority of the following aggregation criteria:

Be similar in a majority of:
    Products and services
    Production processes
    Type of customer
    Distribution methods
    Regulatory environment

This consensus is effective no later than fiscal years ending after October 13, 2004 (date of Board ratification). The corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so. Restatement of previously issued financial statements is required. The Corporation is currently evaluating its reportable segments.

2. Investment Securities Available for Sale:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$10,585	$1	$-	$10,586	1.78%
After one year but within five years	255,075	3	1,937	253,141	3.04%
After five year but within ten years	364,362	-	954	363,408	4.13%
	630,022	4	2,891	627,135	3.64%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,225	3	-	1,228	3.10%
After one year but within five years	12,705	172	-	12,877	3.90%
After five years but within ten years	6,300	-	-	6,300	4.52%
	20,230	175	-	20,405	4.05%
Mortgage-backed securities:
Over ten years	412,170	-	7,858	404,312	4.04%

	$1,062,422	$179	$10,749	$1,051,852	3.80%

	December 31, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$4,050	$23	$-	$4,073	1.80%
After one year but within five years	325,426	-	3,526	321,900	1.91%
	329,476	23	3,526	325,973	1.91%
Commonwealth of Puerto Rico and its subdivisions:
After one year but within five years	23,918	213	4	24,127	5.70%
After five years but within ten years	6,300	-	-	6,300	4.52%
	30,218	213	4	30,427	5.45%
Mortgage-backed securities:
Over ten years	1,309,908	8,512	10,509	1,307,911	4.51%
	$1,669,602	$8,748	$14,039	$1,664,311	4.01%

 Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

The number of positions, fair value and unrealized losses at September 30, 2004, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:
	Less than 12 months			12 months or more		Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Treasury and agencies of the
United States Government	12	$508,940	$1,583	2	$64,018	$1,308	14	$572,958	$2,891

Mortgage-backed securities	3	85,981	666	7	318,331	7,192	10	404,312	7,858
	15	$594,921	$2,249	9	$382,349	$8,500	24	$977,270	$10,749

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

As of September 30, 2004, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation's investments in U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2004. The unrealized losses in the Corporation's investment in federal agency mortgage backed securities were caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation's investment. The decline in market value is attributable to changes interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

3. Investment Securities Held to Maturity:

The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities by contractual maturity are as follows:
	September 30, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Treasury and agencies of the United States Government:
Within one year	$3,042	$-	$-	$3,042	1.71%
After one year but within five years	784,888	35,842	-	820,730	5.04%
	787,930	35,842	-	823,772	5.03%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	6,143	94	-	6,237	4.91%
After one year but within five years	10,126	357	-	10,483	5.13%
Over ten years	8,262	144	-	8,406	6.43%
	24,531	595	-	25,126	5.52%
Mortgage-backed securities:
After one year but within five years	640	50	-	690	8.88%
After five years but within ten years	378	16	-	394	7.76%
Over ten years	239	10	1	248	8.45%
	1,257	76	1	1,332	8.46%
Foreign governments:
Within one year	75	-	-	75	6.98%
After one year but within five years	75	-	-	75	5.60%
	150	-	-	150	6.29%
Other Securities:
Within one year	24,302	-	-	24,302	1.58%
After one year but within five years	8,198	-	-	8,198	1.58%
	32,500	-	-	32,500	1.58%

	$846,368	$36,513	$1	$882,880	4.91%

	December 31, 2003
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$3,016	$-	$-	$3,016	0.87%
After one year but within five years	783,987	51,636	-	835,623	5.04%
	787,003	51,636	-	838,639	5.03%
Commonwealth of Puerto Rico and its subdivisions:
Within one year	4,565	33	-	4,598	5.18%
After one year but within five years	16,293	761	-	17,054	5.05%
Over ten years	8,500	205	-	8,705	6.44%
	29,358	999	-	30,357	5.48%
Mortgage-backed securities:
After one year but within five years	1,180	93	-	1,273	8.43%
After five years but within ten years	113	7	-	120	9.31%
Over ten years	323	14	-	337	8.40%
	1,616	114	-	1,730	8.48%
Foreign governments:
Within one year	50	-	-	50	7.20%
After one year but within five years	100	-	-	100	7.11%
	150	-	-	150	7.14%
Other securities, within one year	15,000	-	-	15,000	0.81%

	$833,127	$52,749	$-	$885,876	4.97%

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since some issuers have the right to call or prepay these securities.

The weighted average yield on investment securities is based on amortized cost; therefore, it does not give effect to changes in fair value.

At September 30, 2004, the Corporation had one investment security held to maturity that had been in a continuous unrealized loss position for twelve months or more. This was a mortgage backed security with a fair value of $48,000 and an unrealized loss of $1,000.

The Corporation evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation's intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

4. Loans

The Corporation's loan portfolio at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Commercial and industrial	$2,098,125	$2,034,323
Consumer	441,560	399,957
Leasing	129,061	120,959
Construction	205,679	211,192
Mortgage	2,121,722	1,162,480
	4,996,147	3,928,911
Unearned income and deferred fees/costs	(7,354)	(11,345)
Allowance for loan losses	(70,731)	(69,693)
	$4,918,062	$3,847,873

5. Allowance for Loan Losses:

Changes in the allowance for loan losses are summarized as follows:

	For the nine month periods ended		For the quarters ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(in thousands)

Balance at beginning of period	$69,693	$56,906	$67,057	$60,936
Provision for loan losses	21,770	35,001	7,020	9,221
	91,463	91,907	74,077	70,157
Losses charged to the allowance:
Commercial	14,848	6,426	1,806	1,349
Construction	-	499	-	-
Consumer	14,821	27,546	4,488	7,493
Leasing	1,212	1,001	375	540
	30,881	35,472	6,669	9,382
Recoveries:
Commercial	4,013	2,640	1,467	781
Construction	-	433	-	433
Mortgage	-	7	-	7
Consumer	5,767	3,702	1,716	1,416
Leasing	369	414	140	219
	10,149	7,196	3,323	2,856
Net loans charged off	20,732	28,276	3,346	6,526
Balance at end of period	$70,731	$63,631	$70,731	$63,631

  Other Assets

Other assets at September 30,2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Deferred tax assets, net	$15,280	$19,727
Accounts receivable	44,726	56,178
Securities sold not delivered, net	22,285	22,715
Other real estate	2,642	4,082
Other repossessed assets	873	907
Software	10,815	12,365
Prepaid expenses	16,650	16,858
Customers' liabilities on acceptances	2,626	4,270
Other	8,741	4,948
	$124,638	$142,050

7. Borrowings:

Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period end	$722,000	$1,301,627	$599,376
Average indebtedness outstanding during the period	$482,354	$1,733,398	$404,241
Maximum amount outstanding during the period	$1,033,051	$2,052,790	$675,000
Average interest rate for the period	1.58%	3.31%	1.27%
Average interest rate at period end	1.65%	4.04%	1.78%

	December 31, 2003
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period end	$350,000	$1,808,238	$254,904
Average indebtedness outstanding during the period	$318,938	$1,544,410	$150,534
Maximum amount outstanding during the period	$565,000	$1,959,214	$275,000
Average interest rate for the period	1.21%	3.72%	1.24%
Average interest rate at period end	1.13%	3.19%	1.14%

 Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:
	September 30, 2004	December 31, 2003
	(in thousands)

Federal funds purchased and other borrowings:
Within thirty days	$147,000	$35,000
After thirty to ninety days	25,000	45,000
Over ninety days	550,000	270,000
Total	$722,000	$350,000
Securities sold under agreements to repurchase:
Within thirty days	$326,621	$823,122
Over ninety days	975,006	985,116
Total	$1,301,627	$1,808,238
Commercial paper issued:
Within thirty days	$599,376	$254,904

As of September 30, 2004 and December 31, 2003, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 15.32 months and 12.54 months, respectively.

As of September 30, 2004, securities sold under agreements to repurchase (classified by counterparty) were as follows:
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)

Citigroup Global Markets Inc.	$200,000	$213,232	19.84
Credit Suisse First Boston LLC	300,000	325,031	33.92
Federal Home Loan Bank New York	100,000	124,692	42.43
Goldman Sachs, NY	74,296	75,505	0.23
JP Morgan Chase Securities, Inc.	125,000	144,628	35.63
Lehman Brothers RS	250,006	278,822	89.67
Morgan Stanley	252,325	251,452	0.23
	$1,301,627	$1,413,362	42.21

The following investment securities were sold under agreements to repurchase:

	September 30, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$1,103,026	$1,026,893	$1,134,134	4.51%
Mortgage-backed securities	279,228	274,734	279,228	4.01%
Total	$1,382,254	$1,301,627	$1,413,362	4.41%

	December 31, 2003
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$830,650	$764,674	$874,111	4.51%
Mortgage-backed securities	1,084,161	1,033,454	1,084,161	4.53%
Other	10,175	10,110	10,197	1.33%
Total	$1,924,986	$1,808,238	$1,968,469	4.51%

8. Derivative Financial Instruments:

As of September 30, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the nine months	Income* for the
	Notional		ended	nine months ended
	Value	Fair Value	Sept. 30, 2004	Sept. 30, 2004
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(3,647)	$-	$2,607
FAIR VALUE HEDGES
Interest rate swaps	429,707	(5,557)	(49)	-
OTHER DERIVATIVES
Options	69,770	4,647	(1,746)	-
Embedded options on stock-indexed deposits	(69,125)	(4,647)	1,823	-
Interest rate caps	(35,196)	(167)	127	-
Customer interest rate caps	29,103	139	(129)	-
Customer interest rate swaps	(120,653)	684	130	-
Interest rate swaps	120,653	122	39	-
Loan commitments	2,642	2,646	3
			$198	$2,607
* Net of tax

As of December 31, 2003, the Corporation had the following derivative financial instruments outstanding:
				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2003	2003
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(7,924)	$-	$1,739
FAIR VALUE HEDGES
Interest rate swaps	380,789	(8,140)	(206)	-
OTHER DERIVATIVES
Options	11,870	279	83	-
Embedded options on stock-indexed deposits	(11,296)	(279)	(98)	-
Forward foreign currency exchange contracts	6,824	2	-	-
Interest rate caps	31,495	(330)	75	-
Customer interest rate caps	(31,495)	330	37	-
Customer interest rate swaps	(122,012)	554	1,767	-
Interest rate swaps	138,012	83	(1,381)	-
			$277	$1,739
*Net of tax

The Corporation's principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation's policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature through the year 2005. As of September 30, 2004, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $2.2 million of which the Corporation expects to reclassify into earnings $1.3 million, net of tax, during the next three months. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $4.8 million.

As of September 30, 2004, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $429.7 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 1.78% and 4.40%, respectively. As of September 30, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $420.2 million and a $3.3 million fixed rate loan swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the nine-month period ended September 30, 2004, the Corporation recognized a loss of approximately $49,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

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

The Corporation issues certificates of deposit and individual retirement accounts with returns linked to the Standard and Poor's 500 index, which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the nine-month period ended September 30, 2004, a gain of approximately $1,823,000 was recorded on embedded options on stock-indexed deposits and a loss of approximately $1,746,000 was recorded on the option contracts. For the year ended December 31, 2003, a loss of approximately $98,000 was recorded on embedded options on stock-indexed deposits and a gain of approximately $83,000 was recorded on the option contracts.

Forwards are contracts for the delayed purchase of specified securities at a specified price and time, and qualify for hedge accounting. The Corporation occasionally enters into foreign currency exchange forwards in order to satisfy the needs of its customers. As of December 31, 2003, the Corporation had foreign currency exchange forwards with a notional amount of $6,824,000. For the year ended December 31, 2003, the total amount, included in other comprehensive income (loss) related to these currency exchange forwards was an unrealized gain of $1,368, net of deferred taxes of $875. There were no forward contracts outstanding at the end of the nine-month period ended September 30, 2004.

The Corporation enters into certain derivative transactions with customers. The Corporation entered into interest rate caps, collars and swaps with customers and simultaneously hedged the Bank's position with related and unrelated third parties under substantially the same terms and conditions. For the nine-month period ended September 30, 2004 and the year ended December 31, 2003, the Corporation recognized net gains of $167,000 and $498,000, respectively, on these transactions.

The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of September 30, 2004 the Corporation had loan commitments outstanding for approximately $2.6 million and recognized a gain of $3,000 on these commitments.

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

The components of net periodic benefit cost for the Plan for the nine months and the quarter ended September 30, 2004 and 2003 were as follows:
	For the nine months ended		For the quarter ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service cost	$999	$1,347	$333	$449
Interest cost	1,372	1,479	457	493
Expected return on plan assets	(1,227)	(1,368)	(409)	(456)
Net amortization	(57)	341	(19)	114
Periodic benefit cost	$1,087	$1,799	$362	$600

The Plan's required minimum contribution to be paid during 2004 for the 2004 plan year is zero (using 2004 "rate relief" interest rate of 7.11%). This is because the funded status of the plan for 2003 is such that no quarterly installments are required and the 2004 contribution may therefore be paid in 2005. However, there is a pending amount payable in 2004 for the 2003 plan year. This amount is $216,909, and was paid by September 15, 2004.

The components of net periodic benefit cost for the Central Hispano Plan for the nine months and the quarter ended September 30, 2004 and 2003 were as follows:
	For the nine months ended		For the quarter ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)

Interest cost	$1,484	$1,473	$495	$491
Expected return on plan assets	(921)	(1,335)	(307)	(445)
Net amortization	-	519	-	173
Periodic benefit cost	$563	$657	$188	$219

For the Central Hispano Plan the required minimum contributions during 2004 for the 2004 plan year have not yet been determined. The estimated payments for the 2004 plan year are $488,007 quarterly starting March 15, 2004 for a total of $1,952,058. There is a pending amount payable in 2004 for the 2003 plan year. This amount is $281,204 and was paid by August 15, 2004.

11. Guarantees:

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, the Corporation recorded a liability of $2,652,000 at September 30, 2004, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2004 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $231,311,000 at September 30, 2004, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantee in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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

The following presents financial information of reportable segments as of and for the quarters ended September 30, 2004 and 2003. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The "Other" column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the "Other" column are expenses of the internal audit, investors' relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller's departments.

	September 30, 2004
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$141,889	$77,217	$88,397	$36,828	$14,133	$(6,054)	$352,410
Intersegment revenue	3,554	-	4	6	2,490	(6,054)	-
Interest income	115,730	72,824	77,581	1,094	794	(3,620)	264,403
Interest expense	24,740	14,891	62,938	773	1,209	(3,694)	100,857
Depreciation and
amortization	4,692	864	177	242	3,965	-	9,940
Segment income
before income tax	26,486	54,564	21,529	11,301	(46,024)	(651)	67,205
Segment assets	3,185,613	2,434,435	2,349,530	91,645	899,027	(999,215)	7,961,035

	As restated
	September 30, 2003
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$153,134	$67,063	$69,387	$35,222	$10,880	$(4,446)	$331,240
Intersegment revenue	19,016	-	6	-	1,424	(20,446)	-
Interest income	126,636	56,301	58,645	634	252	(3,027)	239,441
Interest expense	28,482	11,748	63,036	590	138	(3,027)	100,967
Depreciation and
amortization	4,885	937	147	355	10,337	-	16,661
Segment income
before income tax	21,120	48,837	2,072	11,480	(54,386)	-	29,123
Segment assets	2,938,656	1,414,965	2,798,967	83,778	777,808	(804,987)	7,209,187

Reconciliation of Segment Information to Consolidated Amounts

Information for the Corporation's reportable segments in relation to the consolidated totals follows:

		As restated
	September 30, 2004	Sept. 30, 2003
Revenues:
Total revenues for reportable segments	$344,331	$324,806
Other revenues	14,133	10,880
Elimination of intersegment revenues	(6,054)	(4,446)
Total consolidated revenues	$352,410	$331,240

Total income before tax of reportable segments	$113,880	$83,509
Income before tax of other segments	(46,024)	(54,386)
Elimination of intersegment profits	(651)	-
Consolidated income before tax	$67,205	$29,123

Assets:
Total assets for reportable segments	$8,061,223	$7,236,366
Assets not attributed to segments	899,027	777,808
Elimination of intersegment assets	(999,215)	(804,987)
Total consolidated assets	$7,961,035	$7,209,187

  <Back to Contents>

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Santander BanCorp
Selected Financial Data

	Nine month periods ended		Quarters ended
	September 30,		September 30,
	2004	2003 (1)	2004	2003 (1)
CONDENSED INCOME STATEMENTS
Interest income	$264,403	$239,441	$92,449	$81,495
Interest expense	100,857	100,967	36,510	32,539
Net interest income	163,546	138,474	55,939	48,956
Gain on sale of securities	11,465	10,012	2,462	4
Other income	76,542	81,787	25,936	31,425
Operating expenses	162,578	166,405	53,851	57,363
Provision for loan losses	21,770	34,745	7,020	8,965
Income tax	4,075	5,419	1,597	2,514
Net income	$63,130	$23,704	$21,869	$11,543
PER PREFERRED SHARE DATA
Outstanding shares:
Average	-	2,610,008	-	2,610,008
End of period	-	2,610,008	-	2,610,008
Cash Dividend per Share	$-	$1.31	$-	$0.44
PER COMMON SHARE DATA*
Net income	$1.35	$0.43	$0.47	$0.22
Book value	$11.28	$11.77	$11.28	$11.77
Outstanding shares:
Average	46,639,104	46,668,710	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.33	$0.33	$0.11	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$4,564,864	$3,921,344	$4,941,830	$3,929,057
Allowance for loan losses	73,576	63,491	73,200	66,512
Earning assets	7,235,495	6,237,689	7,594,167	6,079,040
Total assets	7,547,614	6,588,055	7,907,551	6,830,030
Deposits	4,094,189	3,710,076	4,185,367	3,681,144
Borrowings	2,797,027	2,154,126	3,047,510	2,430,099
Preferred equity	-	65,250	-	65,250
Common equity	489,888	530,124	507,619	520,097
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,201,079	$4,064,402	$5,201,079	$4,064,402
Allowance for loan losses	70,731	63,631	70,731	63,631
Earning assets	7,700,373	6,974,703	7,700,373	6,974,703
Total assets	7,961,035	7,209,981	7,961,035	7,209,981
Deposits	4,516,193	3,690,353	4,516,193	3,690,353
Borrowings	2,763,209	2,757,026	2,763,209	2,757,026
Preferred equity	-	65,250	-	65,250
Common equity	526,237	549,088	526,237	549,088

Continued on following page

  <Back to Contents>

Continued from previous page
	Nine month periods ended		Quarters ended
	September 30,		September 30,
	2004	2003 (1)	2004	2003 (1)
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis	3.28%	3.23%	3.19%	3.27%
Efficiency ratio (2)	64.65%	71.53%	61.97%	67.63%
Return on average total assets (on an annualized basis)	1.12%	0.48%	1.10%	0.67%
Return on average common equity (on an annualized basis)	17.21%	5.11%	17.14%	7.93%
Dividend payout	24.44%	75.95%	23.40%	49.33%
Average net loans/average total deposits	111.50%	105.69%	118.07%	106.73%
Average earning assets/average total assets	95.86%	94.68%	96.04%	94.91%
Average stockholders' equity/average assets	6.49%	9.04%	6.42%	8.57%
Fee income to average assets (annualized)	1.19%	1.35%	1.14%	1.47%
Capital:
Tier I capital to risk-adjusted assets	9.32%	11.90%	9.32%	11.90%
Total capital to risk-adjusted assets	10.87%	13.16%	10.87%	13.16%
Leverage Ratio	6.13%	7.86%	6.13%	7.86%
Asset quality:
Non-performing loans to total loans	1.84%	2.61%	1.84%	2.61%
Annualized net charge-offs to average loans	0.60%	0.95%	0.27%	0.65%
Allowance for loan losses to period-end loans	1.34%	1.57%	1.34%	1.57%
Allowance for loan losses to non-performing loans	73.05%	60.78%	73.05%	60.78%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	70.87%	58.99%	70.87%	58.99%
Non-performing assets to total assets	1.26%	1.53%	1.26%	1.53%
Recoveries to charge-offs	32.86%	20.29%	49.83%	30.44%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$12,065,000	$9,866,600	$12,065,000	$9,866,600
Total branches	65	67	65	67
ATMs	149	140	149	140

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

General

The Corporation's results of operations for the nine months ended September 30, 2004 reflected a significant improvement over 2003 operations and were aligned with its business plans. The Corporation's business plan is based on an integrated business model that focuses on our clients and our people. Our client-focused business model is based on three strategic cornerstones: Sales and Distribution, Credit and Market Risk and Operating Efficiency. The Sales and Distribution cornerstone is based on implementing and expanding throughout the Corporation a systematic sales management process which focuses on growing our loan portfolio by cross-selling products and services to our extensive segmented client base and improving client profitability. In the area of Credit and Market Risk we are focusing on implementing and maintaining agile and flexible credit processes, continuous monitoring and improvement of asset quality, maximizing loan recoveries and maintaining an investment portfolio adequate to our asset size. With respect to Operating Efficiency, we aim to limit operating expense growth to inflation levels, while obtaining efficiencies from new operating systems and investing in and training the best people. Our business plan is grounded in client orientation and providing the highest quality service with the best human resources and information technology, while maintaining superior asset quality.

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

The consolidated financial statements for the quarter and nine-month period ended September 30, 2003, have been restated to give retroactive effect to the acquisition of Santander Securities Corporation by Santander BanCorp on December 30, 2003. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect the 10% stock dividend declared by the Board of Directors on July 9, 2004 (refer to the section on "Capital and Dividends" below).

Results of Operations for Nine-Month Period and the Quarter Ended September 30, 2004

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

Santander BanCorp (the Corporation) reported net income of $63.1 million for the nine-month period ended September 30, 2004, compared with $23.7 million for the same period in 2003, an improvement of 166.3%. Earnings per common share (EPS) for the nine-month period ended September 30, 2004 were $1.35, based on 46,639,104 average shares. Earnings per common share for the first nine months of 2003 were $0.43, based on 46,668,710 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2004 were 1.12% and 17.21%, respectively, compared with 0.48% and 5.11% reported during the same nine-month period of 2003.

For the third quarter of 2004, the Corporation reported net income of $21.9 million, compared with $11.5 million for the same period in 2003, an improvement of 89.5%. Earnings per common share (EPS) for the quarter ended September 30, 2004 were $0.47, based on 46,639,104 average shares. Earnings per common share for the third quarter of 2003 were $0.22, based on 46,639,104 average shares outstanding. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended September 30, 2004 were 1.10% and 17.14%, respectively, compared with 0.67% and 7.93% reported during the same quarter of 2003.

The increase of $39.4 million or 166.3% in net income for the nine month period ended September 30, 2004 compared to the same period in 2003 was principally due to an increase of $25.1 million in net interest income, a decrease in the provision for loan losses of $13.0 million, a decrease in operating expenses of $3.8 million and a decrease in the provision for income tax of $1.3 million. These changes were partially offset by a decrease of $3.8 million in other income due primarily to lower gains on sales of loans.

The $10.3 million improvement in net income for the third quarter of 2004 compared to the same period in 2003 was principally due to an increase of $7.0 million in net interest income, a decrease of $1.9 million in the provision for loan losses, a $3.5 million decrease in operating expenses and a $0.9 million decrease in the provision for income tax. These changes were partially offset by a decrease of $3.0 million in other income due primarily to lower gains on sales of securities and loans.

Net Interest Income

The Corporation's net interest income for the nine-month period ended September 30, 2004 reached $163.5 million, an increase of 18.1% over $138.5 million for the same period in 2003. This improvement was due to an increase in average interest earning assets of $998 million or 16.0% and a decrease in total cost of funds of 42 basis points. For the nine months ended September 30, 2004, there was an increase in net interest margin on a tax equivalent basis of 5 basis points to 3.28% from 3.23 % for the nine-months ended September 30, 2003.

The Corporation's net interest income for the quarter ended September 30, 2004 reached $55.9 million, an increase of 14.3% over the $49.0 million reported for the same period in 2003. This increase was due primarily to higher average interest earning assets of $1.1 billion or 17.2% and a decrease of 16 basis points in total cost of funds. Average net loans increased 25.8% or $1.0 billion. This increase was offset by an increase in average interest-bearing liabilities of $1.1 billion in 2004 when compared to the same period in 2003. Average interest-bearing deposits increased 16.9% or $510.5 million and average short-term borrowings increased 26.5% or $604.5 million. The net interest margin on a tax-equivalent basis decreased from 3.27% for the quarter ended September 30, 2003 to 3.19% for the quarter ended September 30, 2004.

The table on page 43, Quarter to Date Average Balance Sheet and Summary of Net Interest Income - Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter of 2004 and 2003. The table on Interest Variance Analysis - Tax Equivalent Basis on page 29, allocates changes in the Corporation's interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the third quarter of 2004 compared with the same period of 2003.

To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $5.0 million and $4.4 million for the quarters ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003 the tax equivalent adjustments were $14.1 million and $12.4 million, respectively.

Interest Income

The Corporation's interest income on a tax equivalent basis increased $26.7 million, or 10.6% to $278.5 million for the nine months ended September 30, 2004 from $251.8 million for the nine months ended September 30, 2003. The increase of $26.7 million in tax equivalent interest income is composed of an increase in the volume of interest earning assets of $39.2 million and a decrease in the yield on such assets of $12.5 million.

For the quarter ended September 30, 2004, the Corporation's interest income on a tax equivalent basis increased $11.5 million, or 13.4% to $97.5 million for the quarter ended September 30, 2004 from $85.9 million for the quarter ended September 30, 2003. The increase in interest income on a tax equivalent basis was attributed to an increase in the volume of interest earning assets of $14.9 million that was partially offset by a decrease of $3.4 million attributed to the lower yields on interest earning assets. The most significant changes were in the Corporation's average loan portfolio.

Average interest earning assets increased 17.2% for the quarter ended September 30, 2004 compared to the third quarter of 2003. This increase was primarily in the average net loans which rose 25.8% or $1.0 billion for the third quarter of 2004 compared to the same period in 2003. There was also an increase in average investment securities of 2.5% or $57.4 million for the third quarter of 2004 compared to the third quarter of 2003. Average interest bearing deposits also increased $41.4 million during the second quarter of 2004.

The average yield on interest earning assets decreased from 5.26% for the quarter ended September 30, 2003 to 5.11% for the quarter ended September 30, 2004. The investment portfolio reflected an increase in yields of 45 basis points while the yield on the loan portfolio decreased 58 basis points during the third quarter of 2004 compared to the same period in 2003. These decreases were due primarily to the decrease in market rates.

Interest Expense

The Corporation's interest expense for the quarter ended September 30, 2004 increased by 12.2% to $36.5 million from $32.5 million for the quarter ended September 30, 2003. This increase in interest expense was attributed to a decrease in the cost of funds of $3.1 million that was partially offset by an increase of $7.1 million in the volume of interest bearing liabilities. There was an increase of 16.9% or $510.5 million in the average balance of interest bearing deposits during the third quarter of 2004 compared to the same period in 2003. This increase in average deposits is a result of the Corporation's efforts to increase its market share and client base consistent with its strategic plan. There was also an increase of $604.5 million or 26.5% in average borrowings. The average cost of interest bearing liabilities also reflected a decrease of 16 basis points to 2.21% for the quarter ended September 30, 2004 compared to 2.37% for the same period in 2003. This decrease is related to the decrease in market rates.

The following table allocates changes in the Corporation's interest income, on a tax-equivalent basis, and interest expense for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis
	Quarter ended September 30, 2004
	Compared to the Quarter Ended
	September 30, 2003
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
Interest income, on a tax equivalent basis:	(In thousands)
Federal funds sold and securities purchased
under agreements to resell	$60	$240	$300
Time deposits with other banks	68	120	188
Investment securities	662	2,607	3,269
Loans	14,141	(6,359)	7,782
Total interest income, on a tax equivalent basis	14,931	(3,392)	11,539

Interest expense:
Savings and NOW accounts	275	326	601
Other time deposits	2,389	(374)	2,015
Borrowings	4,205	(1,312)	2,893
Long-term borrowings	235	(1,773)	(1,538)
Total interest expense	7,104	(3,133)	3,971

Net interest income, on a tax equivalent basis	$7,827	$(259)	$7,568

Allowance for Loan Losses

The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation's loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgement and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience and collection practices, prevailing and projected economic conditions, loan impairment measurements and results of the Corporation's internal and regulatory agencies' loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.

Commercial and construction loans over a predetermined amount are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, "Accounting by Creditors of a Loan". A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan's effective interest rate, except as a practical expedient, we may measure impairment based on the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation's impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustment to the working paper are tracked and formal justification is documented detailing the rationale for such adjustment.

For small-homogeneous type loans, a general allowance is computed based on average historical loss experience or ratios for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.) The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Accounting Standards (SFAS) No. 5, "Accounting for Contingencies". In determining the general allowance, the Corporation applies a loss factor for each type of loan based on the average historical net charge off for the previous two or three years for each portfolio adjusted for other statistical loss estimates, as deemed appropriate. Historical loss rates are reviewed at least quarterly and adjusted based on changes in actual collections and charge off experience as well as significant factors that in management's judgement reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis of the general reserve include the effect of the trends in the nature and volume of loans (delinquency, charge-offs and non-accrual loans), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies.

The determination of the allowance for loan losses under SFAS No. 5 for the Corporation is based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.) which results in the final determination of the provision for loan losses to maintain a level of allowance for loan losses deemed to be adequate.

Our methodology for allocating the allowance among the different parts of the portfolio or different elements of the allowance is based on the historical loss percentages for each type or pool of loan (consumer, commercial, construction, mortgage and other), after assigning the specific allowances for impaired loans on an individual review process. The sum of specific allowances for impaired loans plus the general allowances for each type of loan not specifically examined and the unallocated allowance constitutes our total allowance for loan losses at the end of any reporting period.

An unallocated allowance is maintained to absorb changes and unexpected losses that may result from certain significant external factors, such as (a) the Corporation's moderate concentration in certain industries, especially health care, and agriculture businesses; (b) the slow growth of the Puerto Rico economy as evidenced by high unemployment figures; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products that could extend well into 2005; (d) interest rates forecasts (e) uncertainties associated with an election year; and (f) the negative collateral economic effect of the war the Iraq or additional terrorist attacks, both which add material risk to the economy and curtail economic recovery. This allowance is based primarily on historical experience, current trends in factors such as bankruptcies and loss trends among others.

On a quarterly basis, management reviews its determination of the allowance for loan losses which includes the specific allowance computed according to the provisions of SFAS #114 and the general allowance for small-homogenous type loans, which is based on historical loss percentages for each type or pool of loan. This analysis also considers loans classified by the internal loan review department, the internal auditors, the in-house Watch System Unit, and banking regulators.

The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods.

ALLOWANCE FOR LOAN LOSSES

	For the nine-month periods ended		For the quarters ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Balance at beginning of period	$69,693	$56,906	$67,057	$60,936
Provision for loan losses	21,770	35,001	7,020	9,221
	91,463	91,907	74,077	70,157
Losses charged to the allowance:
Commercial and industrial	14,848	6,426	1,806	1,349
Construction	-	499	-	-
Mortgage	-	-	-	-
Consumer	14,821	27,546	4,488	7,493
Leasing	1,212	1,001	375	540
	30,881	35,472	6,669	9,382
Recoveries:
Commercial and industrial	4,013	2,640	1,467	781
Construction	-
Construction	-	433	-	433
Mortgage	-	7	-	7
Consumer	5,767	3,702	1,716	1,416
Leasing	369	414	140	219
	10,149	7,196	3,323	2,856
Net loans charged-off	20,732	28,276	3,346	6,526
Balance at end of period	$70,731	$63,631	$70,731	$63,631

Ratios:
Allowance for loan losses to period-end loans	1.34%	1.57%	1.34%	1.57%
Recoveries to charge-offs	32.86%	20.29%	49.83%	30.44%
Annualized net charge-offs to average loans	0.60%	0.95%	0.27%	0.65%

 During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:
	For the nine-month periods ended		For the quarters ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$879	$1,050	$879	$1,050
Provision for credit losses	480	(256)	480	(256)
Balance at end of period	$1,359	$794	$1,359	$794

One of the Corporation's specific goals during 2004 is to continue improving the quality of its loan portfolio by strengthening its collection efforts and employing more stringent lending criteria. The Corporation's allowance for loan losses was $70.7 million or 1.34% of period-end loans at September 30, 2004 a 23 basis point reduction compared to $63.6 million, or 1.57% of period-end loans at September 30, 2003. The decrease in this ratio was partially due to a significant reduction in net loans charged off as well as lower non-performing loans during the period. The reduction of $13.2 million or 37.8% in the provision for loan losses for the nine-month period ended September 30, 2004 and $2.2 million or 23.9% for the quarter then ended, was due to an 8.7% decrease in non-performing loans and an 26.7% reduction in net charge-offs during the first nine months of 2004 compared to the same period in 2003. In addition to the improvements in non-performing loans and net charge-offs, the reduction in the provision for loan losses was due to a significant decrease in the percentage of net consumer loan charge-offs during the first three quarters of 2004, resulting in a reduction in the loss ratios used by the Corporation in the determination of the provision for loan losses. The coverage ratio (allowance for loan losses to non-performing loans) increased to 73.05% at September 30, 2004, from 60.78% at September 30, 2003. At December 31, 2003 the coverage ratio was 71.74%. The annualized ratio of net charge-offs to average loans for the nine months ended September 30, 2004 decreased 35 basis points to 0.60% from 0.95% for the same period in 2003.

Net charge-offs for the nine months ended September 30, 2004 were significantly lower than those for the same period in 2003 due to more stringent lending criteria, aggressive collection efforts and continuous monitoring of the loan portfolio. Consumer loan charge-offs continued reflecting improvement during 2004. For the quarter ended September 30, 2004 net charge-offs also reflected a 48.7% reduction from $6.5 million at September 30, 2003 to $3.3 million at September 30, 2004.

At September 30, 2004 the allowance for loan losses was $70.7 million which was slightly higher than the $69.7 million at December 31, 2003 and increased $7.1 million from $63.6 million at September 30, 2003. At September 30, 2004 impaired loans with related allowance amounted to approximately $72,752,000 and $7,284,000, respectively. At December 31, 2003 impaired loans with related allowance amounted to $80,888,000 and $8,895,000.

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

The following table sets forth the components of the Corporation's other income for the periods indicated:

	For the nine-month periods ended		For the quarters ended
		As restated		As restated
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(In thousands)

Bank service fees on deposit accounts	$9,611	$10,634	$3,170	$3,500
Other service fees:
Credit card fees	9,358	8,979	3,122	2,966
Mortgage servicing fees	1,339	1,721	521	553
Trust fees	2,228	2,124	746	647
Other fees	6,413	6,183	2,166	2,058
Broker/dealer, asset management, and insurance fees	38,176	36,769	12,911	15,551
Gain on sale of securities, net	11,465	10,012	2,462	4
Gain on sale of loans	(84)	6,845	(240)	2,833
Gain on sale of mortgage servicing rights	284	327	88	142
Gain on mortgage servicing rights recognized	2,006	1,215	2,006	-
Trading gains	16	1,249	(185)	528
Gain (loss) on derivatives	198	246	426	4
Other gains, net	4,329	2,344	360	1,524
Other	2,668	3,151	845	1,119
	$88,007	$91,799	$28,398	$31,429

The Corporation's other income for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 reflected a decrease of $3.0 million or 9.6%. This reduction was principally due to decreases of $3.1 million in gain on sale of loans and $2.6 million in fee income from the broker-dealer, asset management and insurance operations. These decreases were partially offset by an increase of $2.5 million in gain on sale of securities.

For the nine months ended September 30, 2004, other income decreased $3.8 million compared to the same period in 2003. This decrease was the result of lower gain on sale of loans and trading gains of $6.9 million and $1.2 million, respectively, that were only partially offset by a gain of $2.8 million on sale of a building during the first quarter of 2004, an increase of $1.5 million in gain on sale of securities and an increase of $1.4 million in fee income from the broker-dealer, asset management and insurance operations.

The decreases in broker-dealer, asset management and insurance fees for the quarter ended September 30, 2004 were due to decreases in commissions earned by Santander Securities of $3.0 million or 20.8% and increases in insurance commissions of $0.4 million or 42.5%. For the nine months ended September 30, 2004, SSC commissions increased $0.5 million or 1.4% and insurance commissions increased $0.9 million or 30.2%. SSC business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, SSC provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 45.5% of commissions to the Corporation's other income for the quarter ended September 30, 2004 and 43.4% for the nine-month period then ended.

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the nine month periods ended		For the quarters ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(In thousands)
Broker-dealer	$22,794	$25,794	$7,503	$11,604
Asset management	11,307	7,844	4,057	2,999
Total SSC	34,101	33,638	11,560	14,603
Insurance	4,075	3,131	1,351	948
Total	$38,176	$36,769	$12,911	$15,551

The decrease in broker-dealer commissions is due to the decrease in underwriting activity and a reduction in fixed income activity during the quarter and nine-month period ended September 30, 2004 compared to the same periods in 2003. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of closed end mutual funds.

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

Operating Expenses

The following table presents the detail of other operating expenses for the periods indicated:

OPERATING EXPENSES

	Nine-month periods ended		Quarters ended
		As restated		As restated
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
	(In thousands)

Salaries	$44,891	$39,354	$14,791	$13,112
Pension and other benefits	35,927	35,399	11,692	12,845
Expenses deferred as loan origination costs	(11,781)	(8,560)	(3,675)	(2,975)
Total personnel costs	69,037	66,193	22,808	22,982

Equipment expenses	5,317	5,631	1,715	1,861
Professional fees	8,722	4,746	3,526	1,929
Occupancy costs	10,109	10,117	3,439	3,495
EDP Servicing Expense	23,219	29,375	7,121	10,233
Communications	6,792	6,276	2,202	2,165
Business promotion	7,140	4,911	2,828	1,668
Other taxes	6,574	7,525	2,049	2,368
Amortization of intangibles	685	3,455	274	781
Printing and supplies	1,292	1,269	421	410
Credit card expenses	5,622	5,331	1,973	1,736
Insurance	1,552	2,028	687	675
Other operating expenses:
Examinations & FDIC assessment	708	1,352	325	433
Transportation and travel	1,611	1,121	514	410
Repossessed assets provision and expenses	2,002	3,975	404	1,136
Collections and related legal costs	2,234	4,621	765	1,737
Provision for errors and fraud	3,246	1,834	610	930
All other	6,716	6,645	2,190	2,414
Other Operating Expenses	93,541	100,212	31,043	34,381
Total Operating Expenses	$162,578	$166,405	$53,851	$57,363

For the quarter ended September 30, 2004, the Corporation's efficiency ratio on a tax equivalent basis was 61.97% compared to 67.63% for the same period in 2003. This 566 basis point improvement in the 2004 ratio was the result of lower operating expenses and higher revenues. For the nine-month period ended September 30, 2004, the Efficiency Ratio on a tax equivalent basis improved 668 basis points to 64.65% from 71.53% for the same period in 2003. This improvement was a result of higher revenues (excluding gains on sales of securities and a gain on the sale of a building during the first quarter of 2004) and a decrease of $3.8 million in operating expenses.

Operating expenses decreased $3.5 million or 6.1% from $57.4 million for the quarter ended September 30, 2003 to $53.9 million for the quarter ended September 30, 2004. Personnel expenses remained relatively stable during the third quarter of 2004 compared to the third quarter of 2003. There was an increase in salaries of $1.7 million that was offset by a decrease in pension and other benefits of $1.2 million and an increase in expenses deferred as loan origination costs of $0.7 million. The increase in salaries was due to the annual salary revision of approximately 3.5%, the in-sourcing of the collections operation by the Corporation for approximately $0.5 million and severance payments for approximately $0.3 million. The decrease of $1.2 million in pension and other benefits was due primarily to a reduction in commissions of $1.2 million.

Other operating expenses decreased $3.3 million or 9.7% from $34.4 million for the quarter ended September 30, 2003 to $31.0 million for the quarter ended September 30, 2004. This decrease was due primarily to a decrease in EDP servicing, amortization and technical services of $3.1 million due to lower servicing costs, a decrease of $1.0 million in collections and related legal costs as a result of in-sourcing of the collections function, a decrease of $0.7 million in repossessed assets provisions and expenses and a decrease in amortization of intangibles of $0.5 million. These decreases were partially offset by increases of $1.6 million in professional services, partly associated with the implementation of certain provisions of the Sarbanes-Oxley Act as well as other consulting services, and an increase of $1.2 million in advertising and promotion consistent with our strategy to increase market share and grow the volume of our business.

For the nine-month period ended September 30, 2004, there was a reduction in operating expenses of $3.8 million or 2.3% compared to the same period in 2003. This decrease consisted of an increase in personnel costs of $2.8 million and a decrease in other operating expenses of $6.7 million. The increase in personnel costs was due primarily to higher salaries of $3.1 million, in-sourcing of collection services of $1.2 million, and severance payments of $1.3 million. These increases were partially offset by an increase in expenses deferred as loan origination costs of $3.2 million due to higher loan origination in the Corporation's credit card, consumer loan and mortgage loan portfolios. The $6.7 million reduction in other operating expenses was due primarily to decreases in EDP servicing, amortization and technical expenses of $6.2 million, amortization of intangibles of $2.8 million, lower repossessed asset expenses (including provision for losses) of $2.0 million and lower collection costs and related legal costs of $2.4 million. The decrease in EDP expenses was due to lower servicing costs during 2004 as a result of receiving EDP servicing from an affiliate at lower rates and the completion of all systems conversions during 2003 that required the retention of two separate service providers. Also, there were lower software amortization costs as a result of the sale of the Company's software platform to an affiliate during 2003. The reduction in amortization of intangibles results from having fully amortized core deposit intangibles at the beginning of 2004. The reduction in repossessed asset expenses is due to a reduction in repossessed assets as of September 30, 2004. The decrease in collection costs of $2.4 million was a result of the in-sourcing of the collections operation. These decreases were partially offset by increases in professional services of $4.0 million, partly associated with the implementation of certain provisions of the Sarbanes-Oxley Act as well as other legal and consulting services, business promotion of $2.2 million, consistent with our strategy to increase market share and grow the volume of our business, and the provision for errors and fraud of $1.4 million.

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

The provision for income tax amounted to $1.6 million for the quarter ended September 30, 2004 compared to $2.5 million for the same period in 2003. For the nine-month period ended September 30, 2004 the provision for income tax amounted to $4.1 million compared to $5.4 million for the same period in 2003. The decrease in the provision for income tax was due to the release of income tax contingencies related to the closing of an investigation by the Puerto Rico Treasury Department of the Bank's income tax returns for the years 2001 and 2000. For Puerto Rico income tax purposes, all fiscal years through 2001 are closed and no longer subject to examination by the Puerto Rico Treasury Department. In addition, for the quarter and nine-month period ended September 30, 2004, the Corporation's taxable income is significantly lower than that for the same periods in 2003 due to a change in the composition of the Corporation's taxable and exempt assets over those periods.

FINANCIAL POSITION - SEPTEMBER 30, 2004

Assets

The Corporation's assets reached $8.0 billion as of September 30, 2004, an 8.1% increase when compared to total assets of $7.4 billion at December 31, 2003 and a 10.4% increase when compared to total assets of $7.2 billion at September 30, 2003. As of September 30, 2004 there was an increase of $1.1 billion and $1.2 billion in net loans, including loans held for sale compared to December 31 and September 30, 2003 balances, respectively. The increase in net loans at September 30, 2004 was partially offset by a decrease in investment securities of $599.2 million and a decrease of $11.2 million in premises and equipment compared to December 31, 2003. There was also a decrease of $17.4 million in other assets due to a reduction in accounts receivable and net deferred tax assets.

The composition of the loan portfolio, including loans held for sale, was as follows:
	September 30,	December 31,	Increase
	2004	2003	(Decrease)
	(In thousands)

Commercial and industrial	$2,097,878	$2,033,972	$63,906
Construction	204,215	209,655	(5,440)
Mortgage	2,407,461	1,461,107	946,354
Consumer	447,925	404,184	43,741
Leasing	114,331	105,849	8,482
Gross Loans	5,271,810	4,214,767	1,057,043
Allowance for loan losses	(70,731)	(69,693)	(1,038)
Net Loans	$5,201,079	$4,145,074	$1,056,005

Net loans, including loans held for sale, at September 30, 2004 were $5.2 billion, reflecting an increase in the loan portfolio of $1.1 billion or 25.5% when compared to $4.1 billion at December 31, 2003. Mortgage loans originated and purchased continued to grow during the third quarter of 2004 resulting in an increase of $946.4 million or 64.8%, in the mortgage loan portfolio. There was a 12.2% increase in mortgage loan production for the nine-month period ended September 30, 2004 compared to the same period in 2003. The commercial and industrial loan portfolio also reflected an increase of $63.9 million or 3.1% for the nine months ended September 30, 2004 while consumer loans grew 10.8% to $447.9 million.

As of September 30, 2004, there was a decrease of $11.2 million in premises and equipment when compared to December 31, 2003, due to the sale of a building with a book value of approximately $7.7 million during the first quarter of 2004, and normal depreciation for the period. Other assets as of September 30, 2004 reflected a decrease of $17.4 million mainly due to a decrease in securities sold not delivered compared to other assets as of December 31, 2003.

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

Non-performing Assets and Past Due Loans

As of September 30, 2004, the Corporation's total non-performing loans and accruing past due loans (excluding other real estate owned) decreased to $99.8 million or 1.89% of total loans from $100.8 million or 2.39% of total loans as of December 31, 2003. Non-performing mortgage and consumer loans decreased of $2.6 million each and leasing reflected a decrease of $1.0 million. These decreases were partially offset by increases in non-performing commercial and industrial loans of $2.8 million, construction loans of $1.2 million and renegotiated loans of $0.6 million. Non-performing loans (excluding other real estate owned) at September 30, 2004 decreased to $96.8 million or 1.84% of total loans from $98.4 million or 2.33% of total loans at December 31, 2003. Repossessed assets decreased to $3.5 million at September 30, 2004, from $5.0 million at December 31, 2003, as a result of various sales during the nine-month period then ended, that generated a gain of $0.6 million. As of September 30, 2004 the coverage ratio (allowance for loan losses to total non-performing loans) improved to 73.05% from 71.74% as of December 31, 2003 and 60.78% as of September 30, 2003.

The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)

Commercial and Industrial	$33,730	$30,884
Construction	11,321	10,085
Mortgage	39,521	42,107
Consumer	6,720	9,312
Leasing	2,978	4,027
Restructured Loans	2,560	1,953
Total non-performing loans	96,830	98,368
Repossessed Assets	3,515	4,989
Total non-performing assets	$100,345	$103,357

Accruing loans past-due 90 days or more	$2,968	$2,404

Non Performing loans to total loans	1.84%	2.33%
Non Performing loans plus accruing loans
past due 90 days or more to total loans	1.89%	2.39%
Non Performing assets to total assets	1.26%	1.40%

Liabilities

As of September 30, 2004, total liabilities reached $7.4 billion, an increase of $0.5 billion compared to the December 31, 2003 balance. This increase in total liabilities was principally due to increases in deposits of $374.0 million or 9.03%, in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $168.2 million and other liabilities of $2.6 million. Federal funds purchased and other borrowings increased $372.0 million and commercial paper increased $344.5 million. These increases were partially offset by a reduction of $506.6 million in securities sold under agreements to repurchase and $41.7 million in term notes.

Deposits

At September 30, 2004, total deposits were $4.5 billion, reflecting an increase of $374.0 million or 9.03% over deposits of $4.1 billion as of December 31, 2003. This increase was in line with the Corporation's objective of increasing its market share. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.

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

Stockholders' equity was $526.2 million or 6.6% of total assets at September 30, 2004, compared to $480.8 million or 6.5% of total assets at December 31, 2003. The increase in stockholders' equity was mainly due to net income for the period and was partially offset by an increase in unrealized net losses on investment securities available for sale and dividends declared and paid.

On July 9, 2004 the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004. The common stock dividend was distributed on August 3, 2004. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect this stock dividend.

The Corporation declared cash dividends of $0.11 per common share to all stockholders of record as of September 10, 2004 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 1.76%.

The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. In November 2002, the Corporation's Board of Directors authorized the Corporation to repurchase up to 928,204 shares, or approximately 3%, of its shares of outstanding common stock, of which 325,100 shares have been purchased. During 2003 the Corporation purchased 167,500 shares under the repurchase plan. The Board felt that the Corporation's shares of common stock represented an attractive investment at prevailing market prices at the time of the adoption of the common stock repurchase program and that, given the relatively small amount of the program, the stock repurchases would not have any significant impact on the Corporation's liquidity and capital positions. The program has no time limitation and management is authorized to effect repurchases at its discretion. The authorization permits the Corporation to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases will depend on many factors, including the Corporation's capital structure, the market price of the common stock and overall market conditions. All of the repurchased shares will be held by the Corporation as treasury stock and reserved for future issuance for general corporate purposes. The Corporation does not currently intend to reissue any of its treasury stock.

During the nine months ended September 30, 2004, the Corporation did not repurchase any shares of common stock, compared to 167,500 shares of common stock repurchased during the nine months ended September 30, 2003 at a cost of $2.3 million. As of September 30, 2004, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation's management believes that the repurchase program will not have a significant effect on the Corporation's liquidity and capital positions.

The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation's common stock.

During the nine-month period ended September 30, 2004, the Corporation's common stock price per share increased from $21.84 (after adjustment for the stock dividend) as of December 31, 2003, to $25.00, representing a $147.4 million increase in aggregate shareholder value.

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

As of September 30, 2004, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2004 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2004 were 9.32% and 10.87%, respectively, and the leverage ratio was 6.13%.

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

Derivative Financial Instruments:

The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation's derivative transactions as of September 30, 2004 and December 31, 2003.

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

Hedging Activities:

The following table summarizes the derivative contracts designated as hedges as of September 30, 2004 and December 31, 2003, respectively:
					Gain (Loss) for		Other Comprehensive
					the nine-month		Income (Loss)** for
	Notional Amounts *		Fair Value		period ended		the period ended
	2004	2003	2004	2003	2004	2003	2004	2003
(In thousands)
Cash Flow Hedges
Interest Rate Swaps	$100,000	$100,000	$(3,647)	$(7,924)	$-	$-	$2,607	$1,739
Fair Value Hedges
Interest Rate Swaps	429,707	380,789	(5,557)	(8,140)	(49)	(206)	-	-

Totals	$529,707	$480,789	$(9,204)	$(16,064)	$(49)	$(206)	$2,607	$1,739

* The notional amount represents the gross sum of long and short
** Net of tax

Cash Flow Hedges:

The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item's periodic variable rate with the hedging item's benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.

As of September 30, 2004, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the cash flow hedges was an unrealized loss of $2.2 million of which the Corporation expects to reclassify into earnings $1.3 million, net of tax, during the next three months. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $4.8 million.

Fair Value Hedges:

The Corporation designates hedges as Fair Value Hedges when its main purpose is to hedge the changes in market value of an associated asset or liability. The Corporation only designates these types of hedges if at inception it is believed that the relationship in the changes in the market value of the hedged item and hedging item will offset each other in a highly effective manner. At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation marks to market both the hedging item and the hedged item at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.

The fair value hedges have maturities through the year 2024 as of September 30, 2004 and December 31, 2003. The weighted-average rate paid and received on these contracts is 1.78% and 4.40%, and 1.22% and 4.83%, as of September 30, 2004 and December 31, 2003, respectively.

Of the $429.7 and $380.7 million designated as fair value hedges $426.5 and $377.3 million are associated to the swapping of issuance of fixed rate debt as of September 30, 2004 and December 31, 2003, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payment dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap (which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.

Derivative instruments not designated as hedging instruments:

Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as both a market maker or proprietary position taker. The Corporation's mission is to meet the clients' needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation's major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. The market and credit risk associated with this activity is measured, monitored and controlled by the Corporations Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2004 and December 31, 2003, respectively:

					Gain (Loss) for
	Notional Amounts *		Fair Value		the period ended
(In thousands)	2004	2003	2004	2003	2004	2003

Interest Rate Contracts
Interest Rate Swaps	$241,306	$260,024	$806	$637	$169	$386
Interest Rate Caps	64,299	62,990	(28)	-	(2)	112
Other	2,642	-	2,643	-	3	-
Foreign Exchange Contracts	-	6,824	-	2	-	-
Equity Derivatives	138,895	23,166	-	-	77	(15)

Totals	$447,142	$353,004	$3,421	$639	$247	$483

* The notional amount represents the gross sum of long and short
SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

				As restated
	September 30, 2004			September 30, 2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest bearing deposits	$78,344	$338	1.72%	$57,252	$150	1.04%
Federal funds sold and securities purchased
under agreements to resell	204,764	799	1.55%	184,412	499	1.07%
Total interest bearing deposits	283,108	1,137	1.60%	241,664	649	1.07%
U.S.Treasury securities	8,076	27	1.33%	38,616	103	1.06%
Obligations of other U.S.government
agencies and corporations	1,177,629	16,490	5.57%	1,161,792	15,203	5.19%
Obligations of government of Puerto Rico
and political subdivisions	48,167	921	7.61%	47,731	783	6.51%
Collateralized mortgage obligations and
mortgage backed securities	1,100,014	11,531	4.17%	1,034,220	9,621	3.69%
Other	35,343	458	5.16%	29,511	448	6.02%
Total investment securities	2,369,229	29,427	4.94%	2,311,870	26,158	4.49%
Loans (net of unearned income)	4,941,830	66,910	5.39%	3,929,057	59,128	5.97%
Total interest earning assets/ interest
income (on a tax equivalent basis)	7,594,167	97,474	5.11%	6,482,591	85,935	5.26%
Total non-interest earning assests	313,384			347,439
Total assets	$7,907,551			$6,830,030

Savings and NOW accounts	$1,925,289	$6,447	1.33%	$1,840,672	$5,846	1.26%
Other time deposits	1,607,637	8,957	2.22%	1,181,788	6,942	2.33%
Borrowings	2,886,927	19,740	2.72%	2,282,472	16,847	2.93%
Term Notes	144,658	1,341	3.69%	142,006	2,914	8.14%
Subordinated Notes	15,925	25	0.62%	5,621	(10)	(0.71)%
Total interest bearing liabilities/interest expense	6,580,436	36,510	2.21%	5,452,559	32,539	2.37%

Total non-interest bearing liabilities	819,496			792,124
Total liabilities	7,399,932			6,244,683
Stockholders' Equity	507,619			585,347
Total liabilities and stockholders' equity	$7,907,551			$6,830,030
Net interest income, on a tax equivalent basis		$60,964			$53,396
Cost of funding earning assets			1.91%			1.99%
Net interest margin, on a tax equivalent basis			3.19%			3.27%

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

The Corporation's one-year cumulative GAP position at September 30, 2004, was negative $1.0 billion or 13.1% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation's position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The Corporation's interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation's maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

The following table sets forth the repricing of the Corporation's interest earning assets and interest bearing liabilities at September 30, 2004 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of "up to 90 days". The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Duration is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.
SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30, 2004

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$27,177	$8,307	$930,496	$611,828	$301,335	$-	$32,500	$1,911,643
Deposits in Other Banks	384,602	50,000	-	-	-	-	153,049	587,651
Loan Portfolio
Commercial	1,389,872	197,030	159,181	198,707	115,750	64,937	86,732	2,212,209
Construction	174,610	3,218	15,286	4,194	6,124	783	-	204,215
Consumer	159,814	66,279	139,968	63,606	8,093	45	10,120	447,925
Mortgage	882,588	106,643	275,177	265,359	540,811	327,185	9,698	2,407,461
Fixed and Other Assets	-	-	-	-	-	-	189,931	189,931
Total Assets	$3,018,663	$431,477	$1,520,108	$1,143,694	$972,113	$392,950	$482,030	$7,961,035

LIABILITIES AND STOCKHOLDERS' EQUITY
External Funds Purchased
Commercial Paper	$599,376	$-	$-	$-	$-	$-	$-	$599,376
Repurchase Agreements	326,621	50,000	550,006	175,000	200,000	-	-	1,301,627
Federal Funds	722,000	-	-	-	-	-	-	722,000
Deposits
Certificates of Deposit	984,397	296,268	205,349	163,240	184,033	17,359	6,526	1,857,172
Demand Deposits and Savings Accounts	191,031	393,854	504,578	869,565	-	-	-	1,959,028
Transactional Accounts	416,134	-	-	283,923	-	-	(64)	699,993
Term and Subordinated Debt	90,121	-	-	-	46,749	2,880	456	140,206
Other Liabilities and Capital	-	-	-	-	-	-	681,633	681,633
Total Liabilities and Capital	$3,329,680	$740,122	$1,259,933	$1,491,728	$430,782	$20,239	$688,551	$7,961,035
Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$226,463	$5,400	$101,938	$191,958	$214,222	$31,031	$-	$771,012
Interest Rate Swaps (Liabilities)	549,316	108,577	8,567	56,662	16,859	31,031	-	771,012
Caps	33,196	-	-	31,103	-	-	-	64,299
Caps Final Maturity	31,103	-	-	33,196	-	-	-	64,299
GAP	$(631,777)	$(411,822)	$353,546	$(214,831)	$738,694	$372,711	$(206,521)	$-
Cumulative GAP	$(631,777)	$(1,043,599)	$(690,053)	$(904,884)	$(166,190)	$206,521	$-	$-
Cumulative interest rate gap to
earning assets	(8.13)%	(13.43)%	(8.88)%	(11.64)%	(2.14)%	2.66%

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

As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares three standardized reports with detailed information on the sources of interest income and expense: the "Financial Profitability Report", the "Net Interest Income Shock Report"and the "Market Value Shock Report". The former deals with historical data while the latter two deal with expected future earnings.

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

Risk management policy and procedures establish a risk tolerance loss limit of $20.0 million for net interest income in a scenario of a 100 basis points (1.0%) increase in market rates and of $80.0 million for market value in the same scenario of a 100 basis point increase in market rates. As of September 30, 2004, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $12.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $20.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $61.2 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $80.0 million limit.

Liquidity Risk

Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation's general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The principal sources of liquidity for the Corporation are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2004 the Corporation had $1.6 billion in unsecured lines of credit ($540 million available) and $3.6 billion in collateralized lines of credit with banks and financial entities ($2.1 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

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

Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2004, the Corporation had a liquidity ratio of 9.5%. At September 30, 2004, the Corporation had total available liquid assets of $796 million. The Corporation believes it has sufficient liquidity to meet current obligations.

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

Changes in Internal Controls

There have been no changes in the Corporation's internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

PART II - OTHER INFORMATION

<Back to Contents>

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

ITEM 2 - USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

<Back to Contents>

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
A.	Exhibit No.	Exhibit Description	Reference

	(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
		Santander Bancorp	Exhibit 3.3 8-A12B
	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
		Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00
	(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
		Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04
	(2.3)	Settlement Agreement between Santander BanCorp and Administración
		de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04
	(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B
	(3.2)	Bylaws	Exhibit 3.1 8-A12B
	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
		Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04
	(4.2)	Offering Circular for $50,000,000 AFICA Loan Program	Exhibit 4.2 10Q-06/30/04
	(4.3)	Offering Circular for $26,000,000 AFICA Loan Program	Exhibit 4.410K-12/31/00
		Offering Circular for $25,000,000 AFICA Loan Program	Exhibit 4.410K-12/31/01
Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth
		Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04
	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander
		Puerto Rico	Exhibit 10A10K-12/31/02
	(10.2)	Deferred Compensation Contract - Benito Cantalapiedra	Exhibit 10B10K-12/31/02
	(10.3)	Deferred Compensation Contract - María Calero	Exhibit 10C10K-12/31/02
	(10.4)	Employment Contract - Carlos García	Exhibit 10D10K-12/31/02
	(10.5)	Employment Contract - Roberto Córdova	Exhibit 10E10K-12/31/02
	(10.6)	Employment Contract - Rafael Saldaña	Exhibit 10F10K-12/31/02
	(10.7)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank
		of Puerto Rico and Santander Investment International Bank, Inc	Exhibit 10A10Q-06/30/03
	(10.8)	Employment Contract - José Ramón González	Exhibit 10B10Q-06/30/03
	(10.9)	Deferred Compensation Contract - Rafael Saldaña	Exhibit 10.9 10K-12/31/03
	(10.10)	Employment Contract - Lillian Díaz	Exhibit 10.1010K-12/31/03
	(10.11)	Employment Contract - Bartolomé Vélez	Exhibit 10.1110K-12/31/03
	(10.12)	Technology Assignment Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.1210K-12/31/03
	(10.13)	Altair System License Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.1310K-12/31/03
	(10.14)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04
	(10.15)	Deferred Compensation Contract - Anthony Boon	Exhibit 10.1510Q-03/31/04
	(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.1
	(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.2
	(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.3
	(32.1)	Section 1350 Certification from the Chief Executive Officer, Chief Operating
		Officer and Chief Accounting Officer	Exhibit 32.1

 <Back to Contents>

  Reports on Form 8-K - The Corporation filed three reports on Form 8-K during the quarter ended September 30, 2004.

  Item Reported - July 16, 2004

Item 5 - Santander BanCorp reported that on July 9, 2004 the Board of Directors of the Company declared a 10% stock dividend to all stockholders of record as of July 20, 2004 to be distributed on August 3, 2004.

Item 7c - Exhibit 99.1 Press release issued July 13, 2004

  Item Reported - July 23, 2004

Item 7c - Exhibit 99.1 Press release issued July 22, 2004

Item 12 - Santander BanCorp reported its financial results for the second quarter of 2004

  Item reported - July 29, 2004

Item 7c - Slideshow Presentation to institutional investors and analysts on July 28, 2004

Item 9 - On July 28, 2004, Mr. Carlos García, Senior Executive Vice President and Chief Operating Officer of Santander BanCorp (hereinafter the "Corporation") made a presentation to institutional investors and analysts. In said presentation, Mr. García discussed an overview of the Corporation and its performance during the first semester of 2004.

<Back to Contents>

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP

Name of Registrant

Dated:	November 1, 2004	By:/s/	José Ramón González
President and Chief Executive Officer

Dated:	November 1, 2004	By:/s/	Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated:	November 1, 2004	By:/s/	María Calero
Executive Vice President and
Chief Accounting Officer

 <Back to Contents>