Form 10-K
period 2004-12-31
SANTANDER BANCORP
filed 2005-03-16
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2004

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

NONE

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Corporation was required to file such reports) and has been subject to such filing requirement for the past 90 days.   Yes  ☑  No☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

  Yes  ☑  No☐

As of June 30, 2004 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $119,137,131 based upon the reported closing price of $22.47 on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated herein by reference to Item I of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2)	Portions of the Corporation’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders of the Corporation to be held on or about April 28, 2005, are incorporated herein by reference to Item 10 through 14 of Part III.

SANTANDER BANCORP

Santander BanCorp

PART I

ITEM 1. BUSINESS

General
Santander BanCorp (the “Corporation”) is a publicly owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Island”) to serve as the financial holding company for Banco Santander Puerto Rico (“Banco Santander” or the “Bank”). The Corporation was incorporated in 2000 under the laws of the Commonwealth of Puerto Rico.

Banco Santander Central Hispano, S.A. (“Santander Spain”), currently owns 88.7% of the Corporation’s outstanding stock, directly and through its subsidiaries. Santander Spain (SAN.MC, STD.N) is the main financial group (“Santander Group” or “Group”) in Spain and Latin America, and the largest in the Euro Zone by market capitalization. Founded in 1857, the Group has forged important business initiatives, including a 15-year old alliance with The Royal Bank of Scotland. It is the first Financial Group in Spain and Latin America and maintains an important business activity in Europe, where it reached a prominent presence in the United Kingdom through the acquisition of Abbey National. The Santander Group also owns the third largest banking group in Portugal and Santander Consumer Finance, a leading consumer finance franchise with presence in Germany, Italy and seven other European countries.

In Latin America, the Santander Group is the leading banking franchise. In this region, the Group maintains a leading position where it manages over $114 billion in business volumes (loans, deposits and off-balance sheet items under management) has 4,052 offices in ten countries, serving more than 12 million individual clients and approximately half a million small and medium sized companies.

The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico, Santander Securities Corporation, Santander Insurance Agency, Inc., Santander Mortgage Corporation, Santander International Bank of Puerto Rico, Inc. and Santander Asset Management Corporation. As of December 31, 2004, the Corporation had, on a consolidated basis, total assets of $8.3 billion, total loans of $5.5 billion, total deposits of $4.7 billion and stockholder’s equity of $556 million. The Corporation also had $12.8 billion of customer financial assets under management.

Banco Santander Puerto Rico

The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 65 branches and 150 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2004, the Bank had total assets of approximately $8.3 billion, total deposits of $4.8 billion and stockholders’ equity of $564.1 million.

The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Commissioner”). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation (“Santander Mortgage”), which has nine offices in Puerto Rico. The Bank also provides specialized products and services to foreign customers through its wholly owned subsidiary, Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”), an international banking entity organized under the International Banking Center Regulatory Act of Puerto Rico.

Santander Mortgage

Since 1992, the Corporation has engaged in mortgage banking through Santander Mortgage. Santander Mortgage’s business principally consists of the origination and acquisition of loans secured by residential mortgages. Santander Mortgage is engaged in the origination of FHA-insured and VA-guaranteed single-family residential loans, which are primarily securitized into GNMA mortgage-backed securities and sold to institutional or private investors in the secondary market. Conventional loans that conform to the mortgage securitization programs of FNMA and FHLMC are generally pooled into FNMA and FHLMC mortgage-backed securities and sold to investors in the secondary market. Conventional loans that do not conform to the requirements of FNMA or FHLMC, so called non-conforming loans are generally sold to the Bank. Santander Mortgage complements its internal loan originations by purchasing FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. Purchases of loans from other mortgage bankers in the wholesale loan market provide Santander Mortgage with a source of low cost production.

Santander International Bank

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

Santander Securities

Consistent with the strategy of providing fully integrated financial solutions for our clients, on December 30, 2003, the Corporation acquired Santander Securities Corporation and its subsidiary, Santander Asset Management, (“Santander Securities”) in a $62 million cash transaction. This acquisition has positioned the Corporation as a full service provider of a broad range of financial services under the Santander Group umbrella. The addition of Santander Securities is intended to further enhance the Corporation’s profitability through the cross-selling synergies it produces and our ability to better serve our clients.

Santander Securities is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $7.6 billion in assets under management, composed of over $4.5 billion in customer assets at the retail broker-dealer and $3.0 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management Corporation (“SAM”). Santander Securities has eight offices island wide and an office in Miami, Fl.

Santander Insurance Agency

The Corporation’s subsidiary, Santander Insurance Agency (“SIA”) was established in October 2000 as the first financial holding company insurance operation to receive approval from the Commissioner of Insurance of Puerto Rico (“Insurance Commissioner”). This was a result of the Gramm-Leach-Bliley Act that authorized financial holding companies to enter into the insurance business. Santander Insurance Agency offers a growing base of products, including life, disability, unemployment and title insurance as a corporate agent, and also operates as a general agent offering bid, payment and performance bonds, and insurance to cover equipment and auto leases.

Operations

The Corporation operates a client-oriented, full-service bank, offering products and services in the areas of commercial, mortgage and consumer banking. Insurance, securities and asset management services are also offered through the Corporation’s various subsidiaries. The Corporation organizes its operations in four reportable segments: Commercial Banking, Mortgage Banking, Broker-dealer and Treasury and Investments.

While the Bank offers a wide variety of financial services to its customers, its primary products and services are grouped into the following categories:

Commercial Banking. The Corporation’s integrated business model is built upon the strength of its commercial banking franchise and its distribution capabilities. This segment’s goal is to be an agile client-service organization with the primary focus on satisfying the total financial needs of its customers through specialized retail and wholesale banking services. These two units of the commercial banking segment are closely interrelated and are differentiated mostly by the composition of their respective client-bases.

     Retail Banking. The Retail Banking unit serves all individual clients and small-and medium-sized businesses with annual sales of under $5 million. In 2003, the Corporation undertook several initiatives to improve cross-selling, employee training, efficiency and profitability.

     Wholesale Banking. The Wholesale Banking unit serves institutional clients represented by the public sector, not-for-profit organizations and specialized industries such as universities, healthcare and financial institutions; corporate banking; and middle-market clients with annual sales of more than $5 million. This unit also houses certain specialized services such as construction, international commerce and cash management. Wholesale banking also calls into play the substantial resources of our worldwide operations, when such involvement is deemed appropriate or necessary to achieve the client’s financial objectives. Wholesale banking clients are offered a full array of commercial banking products and services, including cash management, bank card products, letters of credit and a variety of other foreign trade-related services. This unit works closely with retail banking branch personnel, due to its proximity to the individual business communities it serves.

Mortgage Banking. Santander Mortgage Corporation is the fourth largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico and the Bank’s mortgage-banking subsidiary, originates, sells, and services a variety of residential mortgage loans. Santander Mortgage sells mortgages to the Bank for its mortgage portfolio and to various other financial institutions through securitizations of conforming loans. Total mortgage loan originations amounted to $733 million in 2004, and the mortgage loan portfolio grew by 76.7%, reaching $2.6 billion by year-end.

Treasury and Investments. The Corporation’s treasury operations decreased the investment portfolio, excluding trading securities, by $482 million in 2004, decreasing to $2.0 billion from $2.5 billion the previous year. At the same time, it improved the yield on investments by changing the composition of the portfolio and modestly extending its duration, thereby making a greater contribution to earnings growth. The Treasury operations is also focused on offering another level of financial service to our clients in the form of derivative instruments that can protect the owner of small- and medium-sized business from the impact of interest rate fluctuations.

Broker-dealer. The Corporation’s Broker-dealer segment includes the operations of its subsidiary Santander Securities. Santander Securities offers a complete range of products and services as part of an overall wealth management program that includes asset management and other trust services. The combination of Santander Asset Management products and Santander Securities’ distribution capabilities has allowed the Group to provide a diverse range of high quality investment alternatives in the Puerto Rico market.

The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 759-7070. The Corporation’s Internet web site is http://www.Santandernet.com.

Forward Looking Statements

     When used in this Form 10-K or future filings by Santander BanCorp with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word of phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “is anticipated”, “estimate”, “project”, “believe” , or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Under the Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Corporation.

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

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or to the financial system generally. The Gramm-Leach-Bliley Act, specifically provides that the following activities have been determined to be “financial in nature”: (a) Lending, trust and other banking activities; (b) Insurance activities; (c) Financial or economic advice or services; (d) Pooled investments; (e) Securities underwriting and dealing; (f) Existing bank holding company domestic activities; (g) Existing bank holding company foreign activities; and (h) Merchant banking activities. Santander Insurance Agency, which is a wholly-owned subsidiary of the Corporation, offers insurance agency services. Santander Securities, which is also a wholly-owned subsidiary of the Corporation, offers securities brokerage, dealing and underwriting services.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is

“complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

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

Dividend Restrictions

The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve Board has also issued a policy statement that provides that bank holding companies should generally pay dividends only out of current operating earnings.

At present, the principal source of funds for the Corporation is dividends declared and paid by the Bank. The ability of the Bank to declare and pay dividends on its common stock is restricted by the Puerto Rico Banking Law (the “Banking Law”), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.

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

The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank. As of December 31, 2004 the Bank had $37.5 million in FHLB’s capital stock.

Limitations on Transactions with Affiliates.

Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company (or by the ultimate parent company of such bank holding company) are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Capital Requirements.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2004, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve Board regulations.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the Securities and Exchange Commission (the “SEC”). The following is a summary of certain key provisions of SOA.

SOA provides for the establishment of the Public Company Accounting Oversight Board (PCAOB) that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies. SOA imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to a public company audit client require pre-approval by the company’s audit committee. In addition, SOA makes certain changes to the requirements for partner rotation after a period of time. SOA requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duties to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under this law, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report within two business days of the change.

SOA also increased responsibilities and codified certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with Company’s independent auditor.

A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOA also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. SOA also has provisions related to inclusion of internal control report and assessment by management in the annual report to stockholders. The law also requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, SOA requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and rules and regulations of the SEC.

The compliance effort regarding SOA required significant involvement of managerial time as well as increased general and administrative costs in making our assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Incremental costs in 2004 associated with this effort totaled $2.6 million. These costs may continue depending on evolving compliance issues.

Banking Operations

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

The Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Banking Operations-Puerto Rico Regulation.”

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

The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank’s assets are assigned weights of

0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2004, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.

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

At December 31, 2004, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.

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

FDIC Deposit Insurance Assessments

The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund (“BIF”). Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund (“SAIF”). As of December 31, 2004, the Bank had a BIF deposit assessment base of approximately $3.7 billion, and a SAIF deposit assessment base of approximately $0.6 billion.

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

The Bank was classified as a well-capitalized institution as of December 31, 2004. The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.

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

Banking Operations-Puerto Rico Regulation

General

As a commercial bank organized under the laws of Puerto Rico the Bank is subject to the supervision, examination and regulation of the Commissioner, pursuant to the Puerto Rico Banking Law of 1933 (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.

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

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; (iii) 50% of the commercial bank’s retained earnings; and (iv) any other components that the Commissioner may determine from time to time. As of December 31, 2004, the legal lending limit for the Bank under this provision was approximately $53.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.

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

The Banking Law provides that no officers, directors, agents or employees of a Puerto Rico commercial bank may serve or discharge a position of officer, director, agent or employee of another Puerto Rico commercial bank, financial company, savings and loan association, trust company, company engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to the affiliates of a Puerto Rico commercial bank.

Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2004, the Bank had an adequate reserve fund established.

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

The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank, and the President of the Planning Board, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Regulations adopted by the Finance Board deregulated the maximum finance charges on retail installment sales contracts, and for credit card purchases. These regulations do not set a maximum rate for charges on retail installment sales contracts and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

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

ITEM 2. PROPERTIES

As of December 31, 2004, the Corporation owned twenty facilities, which consisted of two office buildings, eleven branches and seven parking lots. The Corporation occupies fifty-five leased branch premises, while warehouse space is rented in two locations. In addition, office space is rented in at the Torre Santander building. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:

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

In February 2004, the Corporation sold the Torre Santander property, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          Santander BanCorp’s Common Stock, $2.50 par value (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “SBP”, and on the Madrid Stock Exchange (LATIBEX) under the symbol “XSBP”, respectively. The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NYSE during such periods after giving retroactive effect to the 2004 stock dividend.

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share
2004
1st Quarter	$25.50	$22.33	$0.11	$10.90
2nd Quarter	28.41	21.66	0.11	10.54
3rd Quarter	25.11	21.82	0.11	11.28
4th Quarter	30.45	24.82	0.16	11.92

2003
1st Quarter	$12.77	$11.17	$0.11	$11.51
2nd Quarter	15.02	12.09	0.11	11.49
3rd Quarter	18.32	14.65	0.11	11.77
4th Quarter	23.91	17.45	0.11	10.31

As of December 31, 2004 the approximate number of record holders of the Corporation’s Common Stock was 153, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $30.16 per share representing an increase of $374.2 million in market capitalization over year-end 2003.

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

Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 2002 and 2003, the Corporation declared and paid annual cash dividends of $0.44 per share, respectively for an annual dividend payment to common stockholders of $17.7 million in 2002 and $19.1 million in 2003. During 2004 we declared and paid cash dividends of $0.49 per common share for a total dividend payment to our common shareholders of $21.9 million in 2004. This has resulted in an annualized dividend yield of 2.12% in 2004, based on the dividend of $0.16 paid during the fourth quarter of 2004.

On July 9, 2004, the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004, payable on August 3, 2004 amounting to approximately 4.2 million shares. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted to reflect this stock dividend.

On June 17, 2002, the Board of Directors of the corporation authorized a 10% stock dividend on common stock to shareholders of record as of July 9, 2002 amounting to 3,925,344 common shares. The common stock dividend was distributed on July 31, 2002. Cash was paid in lieu of fractional shares.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in the table under the caption “Selected Consolidated Financial and Operating Information” on pages 28 and 29 of the 2004 Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this item appears on pages 30 through 57 of the 2004 Annual Report under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (MD&A), and is incorporated herein by reference.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of the Corporation appears in the MD&A on pages 58 through 69 of the 2004 Annual Report, under the caption “Risk Management” and is incorporated herein by reference. The table under the caption “Maturity and Interest Rate Sensitivity of Interest Earnings Assets as of December 31, 2004” on page 67 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages 70 through 111 under the caption “Consolidated Financial Statements”, and page 39 under the caption “Results of Operations”, in the 2004 Annual Report and is incorporated herein by reference. Selected quarterly results (unaudited) appear on Note 26 to the Audited Consolidated Financial Statements, on page 108 of the 2004 Annual Report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer (CEO), Chief Operating Officer (COO) and Chief Accounting Officer (CAO), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the CEO,COO and CAO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

Additionally, the CEO, COO and CAO determined that there have been no changes to the Corporation’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting as of December 31, 2004, and the related attestation report by Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2004, have been included in the Corporation’s 2004 Annual Report on pages 71 - 72, and are incorporated herein by reference from the 2004 Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption “Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation”, Section 16(a) “Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees” including “Nominees for Election as Directors” and “Executive Officers” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about March 26, 2005, and no later than 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”), is incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Audit Fees” of the definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.	The following documents are incorporated by reference from Item 8 hereof:

(1)	Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Other Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31 2004, 2003 and 2002
Notes to the Consolidated Financial Statements December 31, 2004, 2003 and 2002

(2)	Financial Statement Schedules are not presented because the information is not applicable or are included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3)	The exhibits listed on the Exhibit Index on page 22 of this report are filed herewith or are incorporated herein by reference.

B.	Reports on Form 8-K during the quarter ended December 31, 2004 – The Corporation filed two reports on Form 8-K for the quarter ended December 31, 2004

•	Item Reported – October 28, 2004

Item 2.02 – Results of Operations and Financial Condition. Santander BanCorp reported its financial results for the third quarter of 2004.

Item 9.01 – Financial Statements and Exhibits. Exhibit 99.1 Financial Statements

•	Item Reported – October 8, 2004

Item 8.01 – Other Events Santander BanCorp announced the issuance of $75 million of its 6.30% subordinate notes.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP
(REGISTRANT)

Dated: 03/14/2005	By:	S/JOSE RAMON GONZALEZ Director and Vice Chairman President and Chief Executive Officer

Dated: 03/14/2005	By:	S/CARLOS M. GARCIA Director Senior Executive Vice President and Chief Operating Officer

Dated: 03/14/2005	By:	S/ MARIA CALERO Director Executive Vice President and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\GONZALO DE LAS HERAS	Chairman	03/14/2005

S:\ JESUS M. ZABALZA	Director	03/14/2005

S:\ VICTOR ARBULU	Director	03/14/2005

S:\ VICENTE GREGORIO	Director	03/14/2005

S:\ ROBERTO VALENTIN	Director	03/14/2005

S:\ STEPHEN FERRISS	Director	03/14/2005

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Deferred Compensation Contract-Benito Cantalapiedra	Exhibit 10B 10K-12/31/02

(10.3)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.4)	Employment Contract-Carlos García	Exhibit 10D 10K-12/31/02

(10.5)	Employment Contract-Roberto Córdova	Exhibit 10E 10K-12/31/02

(10.6)	Information Processing Services Agreement between America Latina Tecnologia de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.7)	Employment Contract-José Ramón González	Exhibit 10B 10Q-06/30/03

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.10 10KA-12/31/04

(10.9)	Employment Contract-Bartolomé Vélez	Exhibit 10.11 10KA-12/31/04

(10.10)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.11)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.12)	Employment Contract-Anthony Boon	Exhibit 10.14 10Q-03/31/04

(10.13)	Deferred Compensation Contract-Anthony Boon	Exhibit 10.15 10Q-03/31/04

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(13)	Registrant’s Annual Report to Shareholders for the Year Ended December 31, 2004	Exhibit 13

(14)	Code of Ethics	Exhibit 14

(21)	Subsidiaries of the Registrant	Exhibit 21

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-03/26/05

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1