Form 10-Q
period 2005-03-31
SANTANDER BANCORP
filed 2005-05-10
CIK 1099958

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

Commission File: 001-15849

SANTANDER BANCORP

(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de Leon Avenue, Hato Rey, Puerto Rico	00917

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(787) 759-7070

Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of May 3, 2005

Common Stock, $2.50 par value	46,639,104

SANTANDER BANCORP

Forward-Looking Statements. When used in this Form 10-Q or future filings by Santander BanCorp (the “Corporation”) with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I – ITEM 1

FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$131,698	$110,148
Interest-bearing deposits	25,066	42,612
Federal funds sold and securities purchased under agreements to resell	327,041	326,650

Total cash and cash equivalents	483,805	479,410

INTEREST BEARING DEPOSITS	51,090	50,000
TRADING SECURITIES	38,364	34,184
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,238,776	1,454,858
Other investment securities available for sale	572,371	523,274

Total investment securities available for sale	1,811,147	1,978,132

OTHER INVESTMENT SECURITIES, at amortized cost	37,500	37,500
LOANS HELD FOR SALE, net	247,003	271,596
LOANS, net	5,472,614	5,242,759
PREMISES AND EQUIPMENT, net	53,102	52,854
ACCRUED INTEREST RECEIVABLE	45,335	44,682
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	8,782	8,003
OTHER ASSETS	134,414	107,869

	$8,417,947	$8,341,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest bearing	$736,600	$744,019
Interest-bearing	4,565,231	4,004,120

Total deposits	5,301,831	4,748,139

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	730,644	780,334
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,119,442	1,349,444
COMMERCIAL PAPER ISSUED	379,813	629,544
TERM NOTES	72,133	72,588
SUBORDINATED CAPITAL NOTES	31,560	31,457
ACCRUED INTEREST PAYABLE	30,620	22,666
OTHER LIABILITIES	206,958	151,605

Total liabilities	7,873,001	7,785,777

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued in March 2005 and December 2004; 46,639,104 shares outstanding in March 2005 and December 2004.	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in March 2005 and December 2004.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(35,921)	(6,818)
Retained earnings-
Reserve fund	127,086	127,086
Undivided profits	90,536	72,490

Total stockholders’ equity	544,946	556,003

	$8,417,947	$8,341,780

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands, except per share data)

	For the quarters ended
	March 31,	March 31,
	2005	2004
INTEREST INCOME:
Loans	$76,735	$57,900
Investment securities	22,457	27,215
Interest bearing deposits	210	132
Federal funds sold and securities purchased under agreements to resell	1,348	580

Total interest income	100,750	85,827

INTEREST EXPENSE:
Deposits	22,281	13,180
Securities sold under agreements to repurchase and other borrowings	22,398	18,649
Subordinated capital notes	601	22

Total interest expense	45,280	31,851

Net interest income	55,470	53,976
PROVISION FOR LOAN LOSSES	6,700	8,750

Net interest income after provision for loan losses	48,770	45,226

OTHER INCOME (LOSS):
Bank service charges, fees and other	10,196	9,645
Broker-dealer, asset management and insurance fees	12,572	12,451
Gain on sale of securities, net	16,960	8,903
Loss on extinguishment of debt	(6,727)	—
Gain on sale of mortgage servicing rights	43	91
Gain on sale of loans	1,081	212
Gain on sale of building	—	2,754
Other	4,963	2,471

Total other income	39,088	36,527

OTHER OPERATING EXPENSES:
Salaries and employee benefits	24,169	23,549
Occupancy costs	4,024	3,400
Equipment expenses	1,476	1,764
EDP servicing, amortization and technical expenses	7,233	8,631
Communication expenses	2,016	2,109
Business promotion	2,362	1,680
Other taxes	2,101	2,275
Other	12,010	10,661

Total other operating expenses	55,391	54,069

Income before provision for income tax	32,467	27,684
PROVISION FOR INCOME TAX	6,958	2,469

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,509	$25,215

BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$0.55	$0.54

* After giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2005 AND THE YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands)

	Quarter Ended	Year Ended
	March 31, 2005	December 31, 2004
Common Stock:
Balance at beginning of period	$126,626	$116,026
Stock dividend distributed	—	10,600

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	304,171	211,742
Stock dividend distributed	—	92,429

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of period	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(29,804)	9,094
Unrealized net gain on cash flow hedges, net of tax	701	3,463
Minimum pension liability, net of tax	—	90

Balance at end of period	(35,921)	(6,818)

Reserve Fund:
Balance at beginning of period	127,086	119,432
Transfer from undivided profits	—	7,654

Balance at end of period	127,086	127,086

Undivided Profits:
Balance at beginning of period	72,490	120,649
Net income	25,509	84,459
Transfer to reserve fund	—	(7,654)
Deferred tax benefit amortization	(1)	(13)
Common stock cash dividends	(7,462)	(21,922)
Stock dividend distributed	—	(103,029)

Balance at end of period	90,536	72,490

Total stockholders’ equity	$544,946	$556,003

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	For the quarters ended
	March 31,	March 31,
	2005	2004
Net income	$25,509	$25,215

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments securities available for sale, net of tax	(14,994)	7,886
Reclassification adjustment for gains included in net income, net of tax	(14,810)	(1,440)
Unrealized losses on investments securities transferred to the held to maturity category, net of amortization	—	(11)

Unrealized losses on investment securities available for sale, net of tax	(29,804)	6,435
Unrealized gains on cash flow hedges, net of tax	701	509

Other comprehensive (loss) income, net of tax	(29,103)	6,944

Comprehensive (loss) income	$(3,594)	$32,159

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	For the quarters ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,509	$25,215

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,117	3,416
Deferred tax provision	1,366	(860)
Provision for loan losses	6,700	8,750
Gain on sale of building	—	(2,754)
Gain on sale of securities	(16,960)	(8,903)
Gain on sale of loans	(1,081)	(212)
Gain on sale of mortgage servicing rights	(43)	(91)
Gain on derivatives	(2,813)	(64)
Trading gains	(32)	(529)
Net premium amortization on securities	1,037	914
Net premium amortization on loans	749	1,423
Purchases and originations of loans held for sale	(172,252)	(172,542)
Proceeds from sales of loans held for sale	99,164	30,246
Repayments of loans held for sale	2,470	10,406
Proceeds from sales of trading securities	165,604	433,998
Purchases of trading securities	(169,752)	(448,730)
Increase in accrued interest receivable	(653)	(74)
(Increase) decrease in other assets	(9,013)	49,841
Increase in accrued interest payable	7,954	5,156
(Decrease) increase in other liabilities	(1,312)	11,641

Total adjustments	(85,750)	(78,968)

Net cash used in operating activities	(60,241)	(53,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits	(1,090)	—
Proceeds from sales of investment securities available for sale	802,365	457,635
Proceeds from maturities of investment securities available for sale	101,398	101,000
Purchases of investment securities available for sale	(748,357)	(361,020)
Proceeds from maturities of investment securities held to maturity	—	6,691
Purchases of investment securities held to maturity	—	(6,041)
Repayment of securities and securities called	31,152	46,886
Payments on derivative transactions	1,453
Purchases of mortgage loans	(200,153)	(155,823)
Net decrease in loans	44,343	53,325
Proceeds from sales of mortgage servicing rights	43	91
Proceeds from sale of building	—	14,000
Capital expenditures	(1,671)	(331)

Net cash provided by investing activities	29,483	156,413

(Continued)

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	For the quarters ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$564,471	$5,019
Net decrease in federal funds purchased and other borrowings	(49,690)	(35,000)
Net decrease in securities sold under agreements to repurchase	(230,002)	(122,148)
Net (decrease) increase in commercial paper issued	(249,731)	119,849
Net increase in term notes	103	14,784
Payment of subordinated capital notes	2	—

Net cash provided by (used in) financing activities	35,153	(17,496)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,395	85,164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$483,805	$478,397

(Concluded)

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS ENDED MARCH 31, 2005 AND 2004

1.	Summary of Significant Accounting Policies:

          The accounting and reporting policies of Santander BanCorp (the “Corporation”), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. (“BSCH”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the quarters ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.

          The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of March 31, 2005 included herein have been prepared on a consistent basis with the year-end audited financial statements as of December 31, 2004.

Following is a summary of the Corporation’s most significant policies:

Nature of Operations and Use of Estimates

          Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, international banking and insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Mortgage Corporation, Santander International Bank of Puerto Rico, Inc. and Santander Insurance Agency, Inc., respectively.

          Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.

          In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income taxes, the valuation of foreclosed real estate, deferred tax assets and financial instruments.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank of Puerto Rico, Inc.; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; and Santander Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Securities Purchased/Sold under Agreements to
Resell/Repurchase

               Repurchase and resell agreements are treated as collateralized financing transactions and are carried at the amounts at which the assets will be subsequently reacquired or resold.

               The counterparties to securities purchased under resell agreements maintain effective control over such securities and accordingly those are not reflected in the Corporation’s consolidated balance sheets. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where deemed appropriate.

     The Corporation maintains effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated balance sheets.

Investment Securities

     Investment securities are classified in four categories and accounted for as follows:

•
Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•
Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the statement of income as part of net interest income.

•
Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income. The specific identification method is used to determine realized gains and losses on securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•
Investments in debt, equity or other securities that do not have readily determinable fair value, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (“FHLB”) stock, is included in this category.

     The amortization of premiums is deducted and the accretion of discounts is added to net interest income based on a method which approximates the interest method over the outstanding period of the related securities. The cost of securities sold is determined by specific identification. For securities available for sale, held to maturity and other investment securities, the Corporation reports separately in the consolidated statements income, net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any.

Derivative Financial Instruments

     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows.

     All of the Corporation’s derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability of forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

     In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and any balance related to the derivative is recognized in current operations, and the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income and shall be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. Currently, the Corporation does not have foreign currency hedges.

     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristic of the host contract, it should be bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Loans Held for Sale

     Loans held for sale are recorded at the lower of cost or market computed on the aggregated portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs.

Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, unearned finance charges and any deferred fees or costs on originated loans. Certain mortgage loans are hedged to generated a floating rate source of funds and are carried at fair value.

     Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized using methods that approximate the interest method over the term of the loans as an adjustment to interest yield. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

     The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest, except for credit cards and mortgage loans for which interest is not recognized after four months. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent that it is received.

     The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in Statement of Financial Accounting Standards (“SFAS’) No. 13, “Accounting for Leases”, as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable. Unearned income is amortized to income over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

Off-Balance Sheet Instruments

     In the ordinary course of business, the Corporation enters into off-balance sheet instruments consisting of commitments to extend credit, stand by letters of credit and financial guarantees. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received. The Corporation periodically evaluates the credit risks inherent in these commitments, and establishes loss allowances for such risks if and when these are deemed necessary.

     Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to non-interest income as banking fees and commissions over the commitment period when funding is not expected.

Allowance for Loan Losses

     The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

     The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements.

     Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.

     Included in the review of individual loans are those that are impaired as defined by GAAP. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate and construction loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The Corporation evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

     Historical loss rates are applied to other commercial loans not subject to individual review. The loss rates are derived from historical loss trends, market loss trends and other relevant economic factors.

     Homogeneous loans, such as consumer installments, credit cards and residential mortgage loans are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category, market loss trends and other relevant economic factors.

     An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.

     Historical loss rates for commercial and consumer loans may also be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Corporation’s internal credit examiners.

     Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Goodwill and Intangible Assets

     Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets with finite useful lives continue to be amortized over the period the Corporation expects to benefit from such assets. These intangible assets are periodically reviewed for other than temporary impairment by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

     Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2004, which included an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.

Mortgage Servicing Rights

     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of March 31, 2005 or December 31, 2004.

     MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. Amortization may be accelerated or decelerated to the extent that changes in interest rates or prepayment rates warrant.

Mortgage Banking

     Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. No asset or liability is recorded by the Corporation for mortgages serviced, except for mortgage-servicing rights arising from the sale of mortgages, advances to investors and escrow balances.

     The Corporation recognizes as a separate asset the right to service mortgage loans for others whenever those servicing rights are acquired. The Corporation acquires mortgage-servicing rights by purchasing or originating loans and selling or securitizing those loans (with the servicing rights retained) and allocates the total cost of the mortgage loans sold to the mortgage-servicing rights (included in intangible assets in the accompanying consolidated balance sheets) and the loans based on their relative fair values. Mortgage loan-servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

Broker-dealer and Asset Management Commissions

     Commissions of the Corporation’s broker-dealer operations are composed of brokerage commission income and expenses recorded on a trade date basis and proprietary securities transactions recorded on a trade date basis. Investment banking revenues include gains, losses and fees net of syndicate expenses, arising from securities offerings in which the Corporation acts as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Revenues from portfolio and other management and advisory fees include fees and advisory charges resulting from the asset management of certain funds and are recognized over the period when services are rendered.

Insurance Commissions

     The Corporation’s insurance agency operation earns commissions on the sale of insurance policies issued by unaffiliated insurance companies. Commission revenue is reported net of the provision for commission returns on insurance policy cancellations, which are based on management’s estimate of future insurance policy cancellations as a result of historical turnover rates by types of credit facilities subject to insurance.

Income Taxes

     The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Corporation also accounts for income tax contingencies, if any.

Earnings Per Common Share

     Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for each of the quarters ended March 31, 2005 and 2004, respectively, after giving retroactive effect to a 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended March 31, 2005 and 2004.

Recent Accounting Pronouncements which Affect the Corporation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The implementation of this standard is not expected to have a material impact on the Corporation’s consolidated results of operations, financial position and disclosures.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption.

     On March 3, 2005, the FASB Staff issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”)”. This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position is effective in the second quarter of 2005 and is not expected to have a material impact on the Corporation’s consolidated financial statements.

     The American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which addresses the accounting for differences between contractual cash flows and expected cash flows related to purchased debt securities and loans held for investment, if those differences are attributable, at least in part, to credit quality. The Corporation adopted SOP 03-3 on January 1, 2005 and there was no cumulative adjustment required.

2. Investment Securities Available for Sale:

     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$437,704	$—	$499	$437,205	2.51%
After one year but within five years	222,033	—	6,065	215,968	3.19%
After five years but within ten years	363,333	—	9,571	353,762	4.13%

	1,023,070	—	16,135	1,006,935	3.22%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,400	29	1	8,428	4.42%
After one year but within five years	21,755	191	35	21,911	4.51%
After five years but within ten years	13,800	—	330	13,470	4.24%
Over ten years	8,188	14	69	8,133	6.42%

	52,143	234	435	51,942	4.72%

Mortgage-backed securities:
After one year but within five years	765	32	—	797	8.35%
After five years but within ten years	88	2	2	88	10.34%
Over ten years	768,387	283	17,435	751,235	4.73%

	769,240	317	17,437	752,120	4.74%

Foreign securities
Within one year	75	—	—	75	6.98%
After one year but within five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,844,603	$551	$34,007	$1,811,147	3.89%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year but within five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years but within ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year but within five years	21,777	412	—	22,189	4.51%
After five years but within ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year but within five years	839	51	—	890	8.36%
After five years but within 10 years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign Securities
Within one year	75	—	—	75	6.98%
After one year but within five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.

     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

     The number of positions, fair value and unrealized losses at March 31, 2005, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	14	$940,117	$14,039	2	$63,143	$2,096	16	$1,003,260	$16,135
Commonwealth of Puerto Rico and its subdivisions	17	24,950	435	—	—	—	17	24,950	435
Mortgage-backed securities	18	384,420	4,220	8	315,593	13,217	26	700,013	17,437

	49	$1,349,487	$18,694	10	$378,736	$15,313	59	$1,728,223	$34,007

     The Corporation evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

     As of March 31, 2005, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. Government agencies were caused by interest rate increases. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2005. The unrealized losses in the Corporation’s investment in federal agency mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality, and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

3. Loans

     The Corporation’s loan portfolio at March 31, 2005 and December 31, 2004 consists of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Commercial and industrial	$2,247,769	$2,236,253
Consumer	467,087	448,385
Leasing	126,669	126,148
Construction	199,299	201,041
Mortgage	2,507,966	2,306,473

	5,548,790	5,318,300
Unearned income and deferred fees/costs	(6,971)	(6,364)
Allowance for loan losses	(69,205)	(69,177)

	$5,472,614	$5,242,759

4. Allowance for Loan Losses:

     Changes in the allowance for loan losses are summarized as follows:

	For the quarters ended
	March 31, 2005	March 31, 2004
	(in thousands)
Balance at beginning of period	$69,177	$69,693
Provision for loan losses	6,700	8,750
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(234)

	75,877	78,209

Losses charged to the allowance:
Commercial	4,039	3,418
Consumer	4,382	5,361
Leasing	335	311

	8,756	9,090

Recoveries:
Commercial	466	1,011
Consumer	1,528	1,450
Leasing	90	109

	2,084	2,570

Net loans charged off	6,672	6,520

Balance at end of period	$69,205	$71,689

     During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the quarters ended
	March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$1,269	$879
Provision for losses on unfunded commitments and standby letters of credit	264	234

Balance at end of period	$1,533	$1,113

5. Goodwill and Intangible Assets:

     Goodwill and intangible assets with an indefinite life are tested for impairment at least annually using a two-step process at each reporting unit.

     The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its fair value, the second step in the impairment test consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Corporation uses the market multiple, the discounted cash flows and comparable transaction approaches to determine the fair value of each reporting unit.

     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Retail Banking segment and the Broker-dealer segment as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Retail Banking	$10,537	$10,537

Broker-dealer	24,254	24,254

	$34,791	$34,791

     Goodwill assigned to the Retail Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico (“BCHPR”) in 1996, and the goodwill assigned to the Broker-dealer segment is related to the acquisition of Merril Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000. There has been no impairment in goodwill for each of the periods reported.

Other Intangible Assets

     Other intangible assets subject to amortization at December 31, were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Mortgage-servicing rights	$7,332	$6,503

Advisory servicing rights	1,450	1,500

	$8,782	$8,003

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life.

6. Other Assets

     Other assets at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Deferred tax assets, net	$18,330	$2,344
Accounts receivable	63,994	61,311
Securities sold not delivered, net	—	669
Other real estate	2,892	3,034
Software	11,723	12,263
Prepaid expenses	8,166	9,447
Customers’ liabilities on acceptances	3,481	2,166
Other	25,828	16,635

	$134,414	$107,869

7. Borrowings:

     Following are summaries of borrowings as of and for the quarters indicated:

	March 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$730,644	$1,119,442	$379,813

Average indebtedness outstanding during the period	$770,511	$1,331,488	$628,960

Maximum amount outstanding during the period	$895,569	$1,565,269	$604,765

Average interest rate for the period	2.57%	4.09%	2.55%

Average interest rate at period end	2.68%	3.81%	2.77%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the period	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the period	$1,033,051	$2,052,790	$675,000

Average interest rate for the period	1.75%	3.48%	1.53%

Average interest rate at period end	2.09%	4.11%	2.38%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$55,644	$205,334
Over ninety days	675,000	575,000

Total	$730,644	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$494,436	$374,438
Over ninety days	625,006	975,006

Total	$1,119,442	$1,349,444

Commercial paper issued:
Within thirty days	$379,813	$629,544

     As of March 31, 2005 and December 31, 2004, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 21.22 months and 21.18 months, respectively.

     As of March 31, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Citigroup Global Markets Inc.	$125,000	$130,561	0.16
Credit Suisse First Boston LLC	100,000	164,828	25.45
Federal Home Loan Bank New York	100,000	100,893	36.46
Barclays Capital	63,684	64,883	0.27
JP Morgan Chase Securities, Inc.	285,262	295,562	3.38
Lehman Brothers RS	250,006	279,888	75.50
UBS Financial Services, Inc.	195,490	202,161	0.32

	$1,119,442	$1,238,776	27.16

There may be a penalty on early termination of these securities sold under agreements to repurchase.

The following investment securities were sold under agreements to repurchase:

	March 31, 2005
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
		(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$588,824	$488,136	$588,824	2.95%
Mortgage-backed securities	641,952	631,306	649,952	4.87%

Total	$1,230,776	$1,119,442	$1,238,776	3.96%

	December 31, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$1,062,637	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,432,312	$1,349,444	$1,454,858	4.49%

8. Derivative Financial Instruments:

As of March 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the three months	Income* for the
	Notional		ended	three months ended
	Value	Fair Value	March 31, 2005	March 31, 2005
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(1,094)	$—	$701
FAIR VALUE HEDGES
Interest rate swaps	2,134,777	(24,904)	1,176	—
OTHER DERIVATIVES
Options	69,770	5,889	461	—
Embedded options on stock-indexed deposits and notes	69,068	(5,889)	992	—
Interest rate caps	37,714	64	118	—
Customer interest rate caps	35,766	(63)	(105)	—
Customer interest rate swaps	312,830	(610)	380	—
Interest rate swaps	318,830	1,306	(199)	—
Loan commitments	8,562	(12)	(10)

			$2,813	$701

* Net of tax

As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2004	2004
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,244)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	1,545,634	(29,643)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits and notes	69,125	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	32,975	38	(217)	—
Customer interest rate swaps	167,713	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

*Net of tax

     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature in 2005. As of March 31, 2005, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $0.7 million which the Corporation expects to reclassify into earnings during the next three months. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $1.4 million.

     As of March 31, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $2.1 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.56% and 4.21%, respectively. As of March 31, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $917.4 million and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds, and $1.1 billion of fixed rate loans swapped to create floating rate assets. These swaps were designated as fair value hedges. For the quarter ended March 31, 2005, the Corporation recognized a gain of approximately $1.2 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

     As of December 31, 2004, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $1.5 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts was 4.64% and 4.07%, respectively. As of December 31, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $511.6 million and a subordinated note amounting to approximately $75 million swapped to create a floating source of funds and $930.1 million of fixed rate mortgage loans swapped to create floating rate assets. These swaps were designated as fair value hedges. For the year ended December 31, 2004, the Corporation recognized a gain of approximately $0.6 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the Standard and Poor’s 500 index, which constitutes an embedded derivative instrument that is bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the quarter ended

March 31, 2005, a gain of approximately $1.0 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $0.5 million was recorded on the option contracts. Included in the option gain is the maturity of $500 million in swaptions that resulted in a gain of approximately $1.5 million. For the year ended December 31, 2004, a loss of approximately $2.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $5.3 million was recorded on the option contracts. Included in the option gain is the maturity of $2.0 billion in swaptions that resulted in a gain of approximately $2.9 million.

     The Corporation enters into certain derivative transactions with customers, which includes interest rate caps, collars and swaps, and simultaneously hedges the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. For the quarter ended March 31, 2005 and the year ended December 31, 2004, the Corporation recognized a net gain of $194,000 and a net loss of $47,000, respectively, on these transactions.

     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of March 31, 2005 the Corporation had loan commitments outstanding for approximately $8.6 million and recognized a loss of $10,000 on these commitments. At December 31, 2004, the Corporation had loan commitments outstanding for approximately $2.4 million and recognized a gain of $3,000 on these commitments.

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

10. Pension Plans:

     The Corporation maintains a qualified noncontributory defined benefit pension plan (the “Plan”), which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benefit plan acquired in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).

     The components of net periodic benefit cost for the Plan for the quarters ended March 31, 2005 and 2004 were as follows:

	For the quarters ended
	March 31,
	2005	2004
	(In thousands)
Service cost	$347	$333
Interest cost	508	457
Expected return on plan assets	(534)	(409)
Net amortization	114	(19)

Periodic benefit cost	$435	$362

     The Plan’s required minimum contribution to be paid during 2005 for the 2005 plan year is zero. The Plan is exempt from this year’s contribution since as of January 1, 2004 the ratio of the plan’s assets to current liabilities was over 100%. However, there is a pending amount payable at March 31, 2005 corresponding to the 2004 plan year. This amount is $1,110,000, and must be paid by September 15, 2005.

     The components of net periodic benefit cost for the Central Hispano Plan for quarter ended March 31, 2005 and 2004 were as follows:

	For the quarters ended
	March 31,
	2005	2004
	(In thousands)
Interest cost	$476	$495
Expected return on plan assets	(500)	(307)
Net amortization	105	—

Periodic benefit cost	$81	$188

     For the Central Hispano Plan the required minimum contribution to be paid during 2005 for the 2005 plan year is $2,054,000.

11. Guarantees:

     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, the Corporation recorded a liability of $2,123,000 at March 31, 2005, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2005 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $255,857,000 at March 31, 2005, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

12. Segment Information:

Types of Products and Services

     The Corporation has four reportable segments: Commercial Banking, Mortgage Banking, Treasury and Investments and Broker-dealer. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information.

Measurement of Segment Profit or Loss and Segment Assets

     The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.

     The following presents financial information of reportable segments as of and for the quarters ended March 31, 2005 and 2004. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation.

	March 31, 2005
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$53,955	$36,777	$35,308	$11,520	$5,266	$(2,988)	$139,838
Intersegment revenue	2,462	—	—	—	526	(2,988)	—
Interest income	44,821	33,986	23,888	104	481	(2,530)	100,750
Interest expense	11,071	10,498	25,046	412	813	(2,560)	45,280
Depreciation and amortization	1,460	338	46	131	1,142	—	3,117
Segment income before income tax	13,258	23,617	8,962	3,017	(16,417)	30	32,467
Segment assets	$3,322,759	$2,778,807	$2,244,748	$84,625	$252,638	$(265,630)	$8,417,947

	March 31, 2004
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total
	(In thousands)
Total external revenue	$46,591	$22,864	$36,215	$12,675	$6,223	$(2,214)	$122,354
Intersegment revenue	1,013	—	—	—	1,201	(2,214)	—
Interest income	37,786	21,418	27,074	320	254	(1,025)	85,827
Interest expense	6,421	3,860	22,012	233	363	(1,038)	31,851
Depreciation and amortization	1,569	260	66	93	1,428	—	3,416
Segment income before income tax	6,861	16,610	12,483	4,065	(11,622)	(713)	27,684
Segment assets	$2,948,280	$1,702,987	$2,650,403	$87,989	$236,338	$(223,034)	$7,402,963

Reconciliation of Segment Information to Consolidated Amounts

     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2005	March 31, 2004
Revenues:
Total revenues for reportable segments	$137,560	$118,345
Other revenues	5,266	6,223
Elimination of intersegment revenues	(2,988)	(2,214)

Total consolidated revenues	$139,838	$122,354

Total income before tax of reportable segments	$48,854	$40,019
Income before tax of other segments	(16,417)	(11,622)
Elimination of intersegment income before tax	30	(713)

Consolidated income before tax	$32,467	$27,684

Assets:
Total assets for reportable segments	$8,430,939	$7,389,659
Assets not attributed to segments	252,638	236,338
Elimination of intersegment assets	(265,630)	(223,034)

Total consolidated assets	$8,417,947	$7,402,963

13. Subsequent Event

     At the Corporation’s Annual Meeting of Stockholders held on April 28, 2005, the adoption of the 2005 Employee Stock Option Plan (the “2005 Option Plan”) was approved. The Option Plan is intended to provide the Corporation and its subsidiaries with an effective means to attract and retain highly qualified personnel as well as to provide additional incentive to employees who provide services to the Corporation and its subsidiaries.

     Under the 2005 option Plan, 500,000 shares of Common Stock, subject to adjustment for stock splits, recapitalization and similar events, will be available for use. The shares are to be made available from authorized but un-issued shares of common stock or treasury stock.

     The 2005 Option Plan provides that it will be administered by a committee (the “Committee”) consisting of at least two directors appointed by the Board, each of whom is a “Non-Employee Director”. Any employee of the Corporation (including officers and directors who are also employees), or of any of its subsidiaries, is eligible to participate in the 2005 Option Plan. The selection of individuals eligible to participate is within the discretion of the Committee. Since the selection of participants and awards granted will be within the discretion of the Committee, it is not possible to state the number of officers and other employees that will participate in the Plan or the amount and value of awards to be granted to such persons under the 2005 Option Plan.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Quarters ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
CONDENSED INCOME STATEMENTS
Interest income	$100,750	$85,827
Interest expense	45,280	31,851

Net interest income	55,470	53,976
Gain on sale of securities	16,960	8,903
Loss on extinguishment of debt	(6,727)	—
Other income	28,855	27,624
Operating expenses	55,391	54,069
Provision for loan losses	6,700	8,750
Income tax	6,958	2,469

Net income	$25,509	$25,215

PER COMMON SHARE DATA*
Net income	$0.55	$0.54
Book value	$11.68	$10.90
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$0.16	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,500,617	$4,185,792
Allowance for loan losses	69,270	73,373
Earning assets	7,911,682	6,913,747
Total assets	8,264,620	7,258,976
Deposits	4,728,396	3,983,920
Borrowings	2,835,049	2,605,213
Common equity	559,759	482,646
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses (1)	$5,719,617	$4,370,899
Allowance for loan losses (1)	69,205	71,689
Earning assets	8,141,523	7,096,912
Total assets	8,417,947	7,402,963
Deposits	5,301,831	4,148,747
Borrowings	2,333,592	2,572,518
Common equity	544,946	508,324

     Continued

	Quarters ended
	March 31,
	2005	2004
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.08%	3.42%
Efficiency ratio (2)	62.34%	64.69%
Return on average total assets (on an annualized basis)	1.25%	1.40%
Return on average common equity (on an annualized basis)	18.48%	21.01%
Dividend payout	29.09%	20.37%
Average net loans/average total deposits	116.33%	105.07%
Average earning assets/average total assets	95.73%	95.24%
Average stockholders’ equity/average assets	6.77%	6.65%
Fee income to average assets (annualized)	1.12%	1.22%
Capital:
Tier I capital to risk-adjusted assets	9.40%	9.45%
Total capital to risk-adjusted assets	11.97%	11.02%
Leverage Ratio	6.18%	6.33%
Asset quality:
Non-performing loans to total loans	1.47%	2.11%
Annualized net charge-offs to average loans	0.49%	0.61%
Allowance for loan losses to period-end loans	1.20%	1.61%
Allowance for loan losses to non-performing loans	81.55%	76.55%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	77.83%	73.90%
Non-performing assets to total assets	1.05%	1.32%
Recoveries to charge-offs	23.80%	28.27%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,166,400	$11,234,041
Total branches	65	67
ATMs	151	143

(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

(1)	After retroactive reclassification adjustment of allowance for losses on unfunded commitments and standby letters of credit.

(2)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt, and gain on sale of building in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

Critical Accounting Policies

     The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2004.

     The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect the 10% stock dividend declared by the Board of Directors on July 9, 2004 (refer to the section on “Capital and Dividends” below).

Overview of Results of Operations for the Quarter Ended March 31, 2005

     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, and Santander Insurance Agency, Inc.

     Santander BanCorp (the “Corporation”) reported net income of $25.5 million for the quarter ended March 31, 2005, compared with $25.2 million for the same period in 2004. Earnings per common share (EPS) for the quarters ended March 31, 2005 and 2004 were $0.55 and $0.54, respectively, based on 46,639,104 average shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2005 were 1.25% and 18.48%, respectively, compared with 1.40% and 21.01% reported during the same quarter of 2004. The Efficiency Ratio1 for the quarter ended March 31, 2005 reflected a significant improvement of 235 basis points, reaching 62.34% compared to 64.69% for the quarter ended March 31, 2004.

     The increase in net income for the quarter ended March 31, 2005 compared to the same period in 2004 was principally due to an increase of $1.5 million in net interest income, a decrease in the provision for loan losses of $2.1 million and an increase in other income of $2.6 million. These changes were partially offset by an increase in operating expenses of $1.3 million and an increase in income tax expense of $4.5 million.

Net Interest Income

     The Corporation’s net interest income for the quarter ended March 31, 2005 reached $55.5 million, an increase of 2.8% over $54.0 million for the same period in 2004. This improvement was due to an increase in average interest earning assets of $997.9 million or 14.4% driven by an increase in average net loans of $1.3 billion or 31.4% and partially offset by a decrease in average investment securities of $372.6 million. The increase in average interest earning assets was partially offset by an increase of $891.1 million in average interest bearing liabilities. Net interest margin, on a tax equivalent basis, for the first quarter of 2005 was 3.08% compared with 3.42% for the first quarter of 2004. This decrease of 34 basis points was mainly due to and increase of 53 basis points in the average cost of interest bearing liabilities due to interest rate increases established by the Federal Reserve late in 2004. The yield on interest earning assets increased 13 basis points also as a result of the higher interest rate scenario. Specifically, the commercial loan portfolio has a high rate of loans with floating rates which resulted in an increase in the average yield of this portfolio of 69 basis points. This was partially offset by lower rates on mortgage and consumer loans during the period.

     The table on page 31, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates

[1]	On a tax equivalent basis.

for the first quarter of 2005 and 2004. The table on Interest Variance Analysis — Tax Equivalent Basis on page 30, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2005 compared with the same period of 2004.

     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.5 million and $4.7 million for the quarters ended March 31, 2005 and 2004, respectively.

The following table sets forth the principal components of the Corporation’s net interest income for the quarters ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Interest income — tax equivalent basis	$105,284	$90,567
Interest expense	45,280	31,851

Net interest income — tax equivalent basis	$60,004	$58,716

Net interest margin — tax equivalent basis (1)	3.08%	3.42%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest- earning assets for the period (on an annualized basis).

     The Corporation’s interest income on a tax equivalent basis increased $14.7 million, or 16.2% to $105.3 million for the quarter ended March 31, 2005 from $90.6 million for the quarter ended March 31, 2004. The increase of $14.7 million in tax equivalent interest income is attributable to a $10.7 million increase related to the volume of interest earning assets and a $4.1 million increase related to the yield on such assets.

     Average interest earning assets increased 14.4% for the quarter ended March 31, 2005 compared to the first quarter of 2004. This increase was primarily driven by an increase in average net loans, which rose 31.4% or $1.3 billion for the first quarter of 2005 compared to the same period in 2004. Due to the continued low interest rate scenario in the mortgage lending market, the average mortgage loan portfolio reflected a growth of 69.5% or $1.1 billion. Management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The consumer loan portfolio also reflected an increase of 18.5% or $72.4 million as a result of the Corporation’s marketing strategies to increase its participation in this sector by offering innovative and attractive loan products and credit cards. Average commercial loans reflected an increase of 9.1% or $182.9 million. Average investment securities reflected a decrease of 15.1% or $372.6 million for the first quarter of 2005 compared to the first quarter of 2004 due to the sale of $785 million of investment securities. Average interest bearing deposits also increased $55.7 million during the first quarter of 2005, when compared to the same quarter of 2004.

     The average yield on interest earning assets increased 13 basis points from 5.27% for the quarter ended March 31, 2004 to 5.40% for the quarter ended March 31, 2005. This increase was a result of the higher interest rate scenario, specifically, the commercial loan portfolio has a high proportion of loans with floating rates which resulted in an increase in the average yield of this portfolio of 69 basis points. This was partially offset by lower rates on mortgage and consumer loans during the period.

     The Corporation’s interest expense for the quarter ended March 31, 2005 increased by 42.2% to $45.3 million from $31.9 million for the quarter ended March 31, 2004. The $13.4 million increase in interest expense is attributable to a $5.1 million increase related to the volume of interest-bearing liabilities and an $8.3 million increase related to the cost of interest-bearing liabilities. This increase in interest expense was attributed to an increase of 15.0% or $891.1 million in average interest-bearing liabilities, as well as an increase of 53 basis points in the average cost of interest-bearing liabilities due to short term interest rate increases. The Federal Reserve increased the discount rate by 175 basis points during the period from June 2004 to March 2005. The change in the interest rate scenario is due to a flattening of the yield curve resulting in lower short-term rates and minor or negligible repricing of long-term rates. There was an increase of 19.8% or $661.3 million in the average balance of interest-bearing deposits during the first quarter of 2005 compared to the same period in 2004. Average customer deposits increased $436.8 million or 14.7% and average brokered deposits increased $254.5 million. There was also an increase of $229.8 million or 8.8% in average borrowings (including term and subordinated notes).

     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Quarter ended March 31, 2005
	Compared to the Quarter Ended
	March 31, 2004
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$26	$742	$768
Time deposits with other banks	193	(115)	78
Investment securities	(7,476)	2,894	(4,582)
Loans	17,910	543	18,453

Total interest income, on a tax equivalent basis	10,653	4,064	14,717

Interest expense:
Savings and NOW accounts	301	1,752	2,053
Other time deposits	3,342	3,706	7,048
Borrowings	2,105	3,601	5,706
Long-term borrowings	(660)	(718)	(1,378)

Total interest expense	5,088	8,341	13,429

Net interest income, on a tax equivalent basis	$5,565	$(4,277)	$1,288

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters ended March 31, 2005 and 2004.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2005			March 31, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$101,531	$210	0.84%	$54,621	$132	0.97%
Federal funds sold and securities purchased under agreements to resell	213,197	1,348	2.56%	204,399	580	1.14%

Total interest bearing deposits	314,728	1,558	2.01%	259,020	712	1.11%

U.S.Treasury securities	10,607	55	2.10%	238	1	1.69%
Obligations of other U.S.government agencies and corporations	1,287,634	18,400	5.80%	1,018,063	14,873	5.88%
Obligations of government of Puerto Rico and political subdivisions	82,629	1,045	5.13%	65,590	1,362	8.35%
Collateralized mortgage obligations and mortgage backed securities	670,547	6,947	4.20%	1,353,523	14,530	4.32%
Other	44,920	367	3.31%	31,521	630	8.04%

Total investment securities	2,096,337	26,814	5.19%	2,468,935	31,396	5.11%

Loans:
Commercial	2,193,962	26,504	4.90%	2,011,073	21,057	4.21%
Construction	192,869	3,169	6.66%	209,682	2,258	4.33%
Consumer	464,682	11,392	9.94%	392,262	12,160	12.47%
Mortgage	2,606,919	33,972	5.28%	1,538,409	20,889	5.46%
Lease financing	111,455	1,875	6.82%	107,739	2,095	7.82%

Gross loans	5,569,887	76,912	5.60%	4,259,165	58,459	5.52%
Allowance for loan losses	(69,270)			(73,373)

Loans, net	5,500,617	76,912	5.67%	4,185,792	58,459	5.62%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,911,682	105,284	5.40%	6,913,747	90,567	5.27%

Total non-interest earning assets	352,938			345,229

Total assets	$8,264,620			$7,258,976

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,956,903	$7,793	1.62%	$1,860,524	$5,740	1.24%
Other time deposits	1,457,911	9,723	2.70%	1,117,533	4,985	1.79%
Brokered deposits	590,632	4,765	3.27%	366,113	2,455	2.70%

Total interest bearing deposits	4,005,446	22,281	2.26%	3,344,170	13,180	1.59%
Borrowings	2,730,960	22,266	3.31%	2,434,324	16,560	2.74%
Term Notes	31,505	132	1.70%	168,006	2,089	5.00%
Subordinated Notes	72,584	601	3.36%	2,883	22	3.07%

Total interest bearing liabilities/interest expense	6,840,495	45,280	2.68%	5,949,383	31,851	2.15%

Total non-interest bearing liabilities	864,366			826,947

Total liabilities	7,704,861			6,776,330

Stockholders’ Equity	559,759			482,646

Total liabilities and stockholders’ equity	$8,264,620			$7,258,976

Net interest income, on a tax equivalent basis		$60,004			$58,716

Net interest spread			2.72%			3.12%
Cost of funding earning assets			2.32%			1.85%
Net interest margin, on a tax equivalent basis			3.08%			3.42%

Provision for Loan Losses

     The Corporation’s provision for loan losses for the quarter ended March 31, 2005 decreased $2.1 million or 23.4% from $8.8 million for the quarter ended March 31, 2004 to $6.7 million for the first quarter of 2005. The reduction in the provision for loan losses was due to a 9.4% decrease in non-performing loans which are down to $84.9 million as of March 31, 2005, from $93.7 million as of March 31, 2004, and $87.5 million as of December 31, 2004. In addition, there was a reduction in non-performing commercial loans without real estate collateral of $8.3 million or 24.0%, compared to March 2004 which had a direct positive impact on the level of the reserve required for this specific portfolio.

     Refer to the discussions under “Allowance for Loan Losses” and “Risk Management” for further analysis of the allowance for loan losses and non-performing assets and related ratios.

Other Income

     Other income consists of service charges on the Corporation’s deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, broker-dealer, asset management and insurance fees, gains and losses on sales of securities, gain on sale of mortgage servicing rights, certain other gains and losses and certain other income.

     The following table sets forth the components of the Corporation’s other income for the periods indicated:

OTHER INCOME

	For the quarters ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Bank service fees on deposit accounts	$3,005	$3,268
Other service fees:
Credit card fees	3,496	3,059
Mortgage servicing fees	440	426
Trust fees	751	580
Other fees	2,504	2,312
Broker/dealer, asset management, and insurance fees	12,572	12,451
Gain on sale of securities, net	16,960	8,903
Loss on extinguishment of debt	(6,727)	—
Gain on sale of loans	1,081	212
Mortgage servicing rights recognized	1,090	—
Trading (losses) gains	(237)	678
Gain on derivatives	2,813	64
Other gains, net	555	3,749
Other	785	825

	$39,088	$36,527

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the quarters ended
	March 31, 2005	March 31, 2004
	(In thousands)
Broker-dealer	$6,155	$7,659
Asset management	5,029	3,442

Total Santander Securities	11,184	11,101
Insurance	1,388	1,350

Total	$12,572	$12,451

     The Corporation’s other income for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 reflected an increase of $2.6 million or 7.0%. This increase was the result of higher gains on sales of securities of $8.1 million, higher gains on derivatives of $2.7 million and higher recognition of mortgage servicing rights on mortgage loans sold of $0.9 million. These gains were partially offset by a loss on extinguishment of securities purchased under agreements to resell of $6.7 million and a non-recurring gain on sale of a building of $2.8 million during the first quarter of 2004.

     During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. In addition, the Corporation engaged in covered call options against other portfolio positions and realized a gain of $1.5 million on expired swaptions.

     Broker-dealer, asset management and insurance fees remained relatively stable, reflecting a slight increase of $0.1 million for the quarter ended March 31, 2005. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 32.2% to the Corporation’s other income for the quarter ended March 31, 2005 and 34.1% for the same period in 2004.

     The decrease in broker-dealer commissions is due to the decrease in underwriting activity and a reduction in fixed income activity during the quarter ended March 31, 2005 compared to the same period in 2004. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of closed end mutual funds.

     The Corporation’s gains on sales of loans were principally in the portfolio of mortgage loans held for sale. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns.

     In February 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million, recorded under other gains. A deferred gain of $4.0 million was recorded and is being amortized as a reduction of rent expense over the term of the related leases through January 2009.

Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:

OPERATING EXPENSES

	Quarters ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Salaries	$15,196	$14,842
Pension and other benefits	11,702	12,326
Expenses deferred as loan origination costs	(2,729)	(3,619)

Total personnel costs	24,169	23,549

Occupancy costs	4,024	3,400

Equipment expenses	1,476	1,764

EDP servicing expense, amortization and technical services	7,233	8,631

Communications	2,016	2,109

Business promotion	2,362	1,680

Other taxes	2,101	2,275

Other operating expenses:
Professional fees	2,635	2,235
Amortization of intangibles	320	209
Printing and supplies	372	372
Credit card expenses	2,073	1,799
Insurance	563	646
Examinations & FDIC assessment	441	234
Transportation and travel	471	447
Repossessed assets provision and expenses	858	1,036
Collections and related legal costs	530	727
All other	3,747	2,956

Other operating expenses	12,010	10,661

Non personnel expenses	31,222	30,520

Total Operating expenses	$55,391	$54,069

     For the quarter ended March 31, 2005, the Corporation’s efficiency ratio on a tax equivalent basis was 62.34% compared to 64.69% for the same period in 2004. This 235 basis point improvement in the 2005 ratio was the result of higher revenues (excluding gains on sales of securities, loss on extinguishment of debt and a gain on the sale of a building during the first quarter of 2004).

     During the first quarter of 2005 compared to the same period in 2004, operating expenses reflected a marginal increase of 2.5%, below the level of inflation, due to strict cost control measures implemented. Operating expenses increased $1.3 million from $54.1 million for the quarter ended March 31, 2004 to $55.4 million for the quarter ended March 31, 2005. This was composed of an increase of $0.6 million in personnel costs and $0.7 million in other non personnel expenses. The increase in personnel costs was due to higher salaries, the in-sourcing of collection services and a decrease in expenses deferred as loan origination costs. These increases were partially offset by a decrease in commissions and bonuses during the first quarter of 2005. The increase in salaries was due to the annual salary revision of approximately $0.3 million and the in-sourcing of the collections operation by the Corporation for approximately $0.4 million, partially offset by reductions of $0.2 million in both temporary personnel expenses and severance payments. Other non personnel expenses increased $0.7 million or 2.3% from $30.5 million for the quarter ended March

31, 2004 to $31.2 million for the quarter ended March 31, 2005. This increase was due primarily to an increase in occupancy expense of $0.6 million due to payment of rent in two facilities because of construction delays in new facilities and an increase in business promotion of $0.7 million consistent with our strategy to increase market share and grow the volume of our business. There was also an increase of $0.8 million in all other operating expenses as a result of increases in operational reserves of $0.4 million, the reclassification of the provision for undisbursed commitments, letters of credit and other off-balance sheet items during the third quarter of 2004 of $0.3 million and the out-sourcing of the central cash reserve function of $0.1 million. These increases were partially offset by a decrease in EDP servicing, amortization and technical services of $1.4 million due to lower servicing costs.

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

     Puerto Rico international banking entities, or IBE’s, such as Santander International Bank, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank as is the case for the Corporation.

     The Governor of Puerto Rico is currently considering assessing a special tax on financial institutions of 4% of taxable net interest income over a period of three years beginning January 1, 2005. This law is still under discussion and has not been approved by the Legislature of Puerto Rico and therefore its ultimate effect on the operations of the Corporation is not yet determinable.

The provision for income tax amounted to $7.0 million, or 21.4% of pretax earnings, for the quarter ended March 31, 2005 compared to $2.5 million, or 8.9% of pretax earnings, for the same period in 2004. The increase in the provision for income tax was a result of the higher taxable income in 2005 than in 2004.

Financial Position – March 31, 2005

Assets

     The Corporation’s assets reached $8.4 billion as of March 31, 2005, a 0.9% or $0.1 billion increase when compared to total assets of $8.3 billion at December 31, 2004 and a 13.7% or $1.0 billion increase when compared to total assets of $7.4 billion at March 31, 2004. As of March 31, 2005 there was an increase of $205.3 million and $1.3 billion in net loans, including loans held for sale, compared to December 31 and March 31, 2004 balances, respectively. The investment securities portfolio decreased by $167.0 million or 8.3% compared to December 31, 2004. During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. There was also an increase of $26.5 million in other assets due to an increase in net deferred tax assets and derivative assets.

     The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	December 31,	Increase
	2005	2004	(Decrease)
	(In thousands)
Commercial and industrial	$2,247,941	$2,236,020	$11,921
Construction	197,610	199,799	(2,189)
Mortgage	2,758,468	2,581,301	177,167
Consumer	472,048	454,260	17,788
Leasing	112,755	112,152	603

Gross Loans	5,788,822	5,583,532	205,290
Allowance for loan losses	(69,205)	(69,177)	(28)

Net Loans	$5,719,617	$5,514,355	$205,262

     Net loans, including loans held for sale, at March 31, 2005 were $5.7 billion, reflecting an increase in the loan portfolio of $205.3 million or 3.7% when compared to $5.5 billion at December 31, 2004. The mortgage banking business represented the primary source of growth of the loan portfolio due to aggregate housing demand and prevailing market rates for residential mortgages. Mortgage loans purchased and originated continued to grow during the first quarter of 2005 resulting in an increase of $177.2 million or 6.9%, in the mortgage loan portfolio. Mortgage loan originations for the first quarter reached $172.3 million and net purchases were $110.4 million composed of $200.0 million purchased and $89.6 million of loans sold. The $200.0 million of mortgage loans purchased were fixed rate loans that were swapped to create floating rate assets. The $89.6 million of mortgage loans sold were sold at their stated fixed rates.

     Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. Business has grown during 2004 and into 2005 due in part to the success of campaigns designed to improve penetration of the middle-market customer base. The Corporation has also established the so called “Business Orientation Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional segment coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The commercial and industrial loan portfolio also reflected an increase of $11.9 million or 0.5% for the quarter ended March 31, 2005 while consumer loans grew 3.9% to $472.0 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and internet. Growth in the consumer loan portfolio came as a result of a shift in the acquisition strategy, with emphasis in pre-approved/pre-qualified solicitations in the personal loans and bankcards portfolios. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, the Corporation has been able to continue growing its loan portfolio.

Allowance for Loan Losses

     The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for possible losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgement and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience and collection practices, prevailing and projected economic conditions, loan impairment measurements and results of internal and regulatory agencies’ loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses in the Corporation’s loan portfolio.

     Commercial and construction loans over a predetermined amount are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan”. A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, we may measure impairment based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustment to the working paper are tracked and formal justification is documented detailing the rationale for such adjustment.

     For small-homogeneous type loans, a general allowance is computed based on average historical loss experience or ratios for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.) The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. In determining the general allowance, the Corporation applies a loss factor for each type of loan based on the average historical net charge off for the previous two or three years for each portfolio adjusted for other statistical loss estimates, as deemed appropriate. Historical loss rates are reviewed at least quarterly and adjusted based on changes in actual collections and charge off experience as well as significant factors that in management’s judgement reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis of the general reserve include the effect of the trends in the nature and volume of loans (delinquency, charge-offs and non-accrual loans), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies.

     The determination of the allowance for loan losses under SFAS No. 5 for the Corporation is based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.) which result in the final determination of the provision for loan losses to maintain a level of allowance for loan losses deemed to be adequate.

     The Corporation’s methodology for allocating the allowance among the different parts of the portfolio or different elements of the allowance is based on the historical loss percentages for each type or pool of loan (consumer, commercial, construction, mortgage and other), after assigning the specific allowances for impaired loans on an individual review process. The sum of specific allowances for impaired loans plus the general allowances for each type of loan not specifically examined and the unallocated allowance constitutes our total allowance for loan losses at the end of any reporting period.

     An unallocated allowance is maintained to absorb changes and unexpected losses that may result from certain significant external factors, such as (a) the Corporation’s moderate concentration in certain industries, specially health care, and agriculture businesses; (b) the slow growth of the Puerto Rico economy as evidenced by high unemployment figures;

(c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products; (d) interest rates forecasts; and (e) the negative collateral economic effect of the war in Iraq or additional terrorist attacks, both which add material risk to the economy and curtail economic recovery. This allowance is based primarily on historical experience, current trends in factors such as bankruptcies and loss trends among others.

     On a quarterly basis, management reviews its determination of the allowance for loan losses which includes the specific allowance computed according to the provisions of SFAS No.114 and the general allowance for small-homogenous type loans, which is based on historical loss percentages for each type or pool of loan. This analysis also considers loans classified by the internal loan review department, the internal auditors, the in-house Watch System Unit, and banking regulators.

     The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods.

ALLOWANCE FOR LOAN LOSSES

	For the quarters ended
	March 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$69,177	$69,693
Provision for loan losses	6,700	8,750
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(234)

	75,877	78,209

Losses charged to the allowance:
Commercial and industrial	4,039	3,418
Consumer	4,382	5,361
Leasing	335	311

	8,756	9,090

Recoveries:
Commercial and industrial	466	1,011
Consumer	1,528	1,450
Leasing	90	109

	2,084	2,570

Net loans charged-off	6,672	6,520

Balance at end of period	$69,205	$71,689

Ratios:
Allowance for loan losses to period-end loans	1.20%	1.61%
Recoveries to charge-offs	23.80%	28.27%
Annualized net charge-offs to average loans	0.49%	0.62%

     During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the quarters ended
	March 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$1,269	$879
Provision for losses on unfunded commitments and standby letters of credit	264	234

Balance at end of period	$1,533	$1,113

     One of the Corporation’s specific goals for 2005 is to continue improving the quality of its loan portfolio by strengthening its collection efforts. The Corporation’s allowance for loan losses was $69.2 million or 1.20% of period-end loans at March 31, 2005 a 41 basis point reduction compared to $71.7 million, or 1.61% of period-end loans at March 31, 2004. The decrease in this ratio was partially due to lower non-performing loans during the period. The reduction in the provision for loan losses was due to a 9.4% decrease in non-performing loans which are down to $84.9 million as of March 31, 2005, from $93.7 million as of March 31, 2004, and $87.5 million as of December 31, 2004. In addition, there was a reduction in non-performing commercial loans without real estate collateral of $8.3 million or 24.0%, compared to March 2004 which had a direct positive impact on the level of the reserve required for this specific portfolio. In addition to the improvements in non-performing loans, the reduction in the provision for loan losses was due to a significant decrease in the percentage of net consumer loan charge-offs during the first quarter of 2005. The coverage ratio (allowance for loan losses to non-performing loans) increased to 81.55% at March 31, 2005, from 76.55% at March 31, 2004. At December 31, 2004, the coverage ratio was 79.05%. Excluding non-performing mortgage loans this ratio is 160.7% compared to 129.2% as of March 31, 2004 and 135.0% as of December 31, 2004.

     The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2005 decreased 13 basis points to 0.49% from 0.62% for the same period in 2004.

     At March 31, 2005, the allowance for loan losses was $69.2 million only slightly higher than the allowance at December 31, 2004 and decreased $2.5 million, from $71.7 million at March 31, 2004. At March 31, 2005, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $74.8 million and $2.2 million, respectively. At December 31, 2004 impaired loans with related allowance amounted to $80.1 million and $4.9 million.

     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio. Management expects to continue the positive trend experienced during the last two years by continuing to improve the quality of its loan portfolio, improving collection efforts and continuing with its stringent lending criteria.

Non-performing Assets and Past Due Loans

     As of March 31, 2005, the Corporation’s total non-performing loans (excluding other real estate owned) decreased to $84.9 million or 1.47% of total loans from $87.5 million or 1.57% of total loans as of December 31, 2004. Non-performing mortgage loans increased $5.5 million, however the Corporation has historically experienced a low loss rate on this portfolio. The non-performing commercial loan portfolio (without real estate collateral) reflected a decrease of $6.9 million or 24.8% compared to December 31, 2004. The decrease in this higher risk portfolio had a positive impact on the determination of the allowance for loan losses. Construction, consumer and lease financing loans also reflected decreases during the first quarter of 2005. Restructured loans increased to $3.0 million at March 31, 2005, from $2.6 million at December 31, 2004. As of March 31, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 81.55% from 79.05% as of December 31, 2004 and 76.55% as of March 31, 2004.

     The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and Industrial	$21,029	$27,975
Construction	10,893	11,200
Mortgage	41,800	36,252
Consumer	5,823	6,808
Leasing	2,288	2,715
Restructured Loans	3,033	2,560

Total non-performing loans	84,866	87,510
Repossessed Assets	3,466	3,937

Total non-performing assets	$88,332	$91,447

Accruing loans past-due 90 days or more	$4,050	$3,377

Non-Performing loans to total loans	1.47%	1.57%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.54%	1.63%
Non-Performing assets to total assets	1.05%	1.10%

Liabilities

     As of March 31, 2005, total liabilities reached $7.9 billion, an increase of $87 million compared to the December 31, 2004 balance. This increase in total liabilities was principally due to increases in deposits of $553.7 million or 11.7%, and in other liabilities of $55.4 million. These increases were partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $529.8 million. Federal funds purchased and other borrowings decreased $49.7 million, repurchase agreements decreased $230.0 million and commercial paper decreased $249.7 million.

     At March 31, 2005, total deposits were $5.3 billion, reflecting an increase of $553.7 million, or 11.7% over deposits of $4.7 billion as of December 31, 2004. This increase was composed of an increase $388.3 million in brokered deposits and $165.4 million in customer deposits. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.

     Total borrowings at March 31, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $238.9 million or 9.3% and $529.8 million or 18.5%, compared to borrowings at March 31, 2004 and December 31, 2004, respectively. The reduction in higher cost borrowings was the result of the extinguishment of certain repurchase agreements that were funding part of the position of investment securities sold.

Capital and Dividends

     The Corporation expects no favorable or unfavorable trends that could materially affect its capital resources.

     As an investment-grade rated entity by several nationally recognized rating agencies, the Corporation has access to a variety of capital issuance alternatives in the United States and Puerto Rico capital markets. The Corporation continuously monitors its capital issuance alternatives. It may issue capital in the future, as needed, to maintain its “well-capitalized” status.

     Stockholders’ equity was $544.9 million, or 6.5% of total assets at March 31, 2005, compared to $556.0 million or 6.7% of total assets at December 31, 2004. The decrease in stockholders’ equity was mainly due to unrealized losses on investment securities available for sale and dividends declared and was partially offset by net income for the period.

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

     The Corporation declared cash dividends of $0.16 per common share to all stockholders of record as of March 15, 2005 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 2.43%.

          During the quarters ended March 31, 2005 and 2004, the Corporation did not repurchase any shares of common stock. As of March 31, 2005, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.

     The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it plans to acquire 3% of its outstanding common shares. In November 2002, the Corporation’s Board of Directors authorized the Corporation to repurchase up to 928,204 shares, or approximately 3%, of its shares of outstanding common stock, of which 325,100 shares have been purchased. The Board felt that the Corporation’s shares of common stock represented an attractive investment at prevailing market prices at the time of the adoption of the common stock repurchase program and that, given the relatively small amount of the program, the stock repurchases would not have any significant impact on the Corporation’s liquidity and capital positions. The program has no time limitation and management is authorized to effect repurchases at its discretion. The authorization permits the Corporation to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases will depend on many factors, including the Corporation’s capital structure, the market price of the common stock and overall market conditions. All of the repurchased shares will be held by the Corporation as treasury stock and reserved for future issuance for general corporate purposes.

     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.

     As of March 31, 2005, the Corporation’s common stock price per share was $26.33, a market capitalization of $1.2 billion.

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     As of March 31, 2005, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2005 the Corporation continued to exceed the regulatory risk-based capital requirements for well-

capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2005 were 9.40% and 11.97%, respectively, and the leverage ratio was 6.18%.

Liquidity

     The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. Liquidity is derived from the Corporation’s capital, reserves, and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program, and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. The Corporation believes it has sufficient liquidity to meet current obligations.

Derivative Financial Instruments:

     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2005 and December 31, 2004.

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

     Hedging Activities:

     The following table summarizes the derivative contracts designated as hedges as of March 31, 2005 and December 31, 2004, respectively:

	March 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(1,094)	$—	$701
Fair Value Hedges
Interest Rate Swaps	2,134,777	(24,904)	1,176	—

Totals	$2,234,777	$(25,998)	$1,176	$701

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,244)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	1,545,634	(29,643)	579	—

Totals	$1,645,634	$(31,887)	$579	$3,463

*	The notional amount represents the gross sum of long and short.

**	Net of tax.

     Cash Flow Hedges:

     The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item’s periodic variable rate with the hedging item’s benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.

     As of March 31, 2005, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the cash flow hedges was an unrealized loss of $0.7 million which the Corporation expects to reclassify into earnings during the next three months. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.4 million.

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

     The fair value hedges have maturities through the year 2032 as of March 31, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts is 4.56% and 4.21%, and 4.64% and 4.07%, as of March 31, 2005 and December 31, 2004, respectively.

     As of March 31, 2005 and December 31, 2004, respectively, $2.1 billion and $1.5 billion were designated as fair value hedges, of which $992.4 million and $586.6 million were associated to the swapping of fixed rate certificate of deposits and other obligations. The Corporation regularly issues fixed term certificates of deposit and other obligations, which it in turn swaps to create synthetic floating rate obligations via interest rate swaps. In these cases, the Corporation matches all of the relevant economic variables (notional amount, interest rate, payment date, and other terms) of the fixed rate obligations it issues to the fixed rate portion of the interest rate swap (which it receives from the counterparty) and pays the floating rate portion of the interest rate swap.

     The remaining $1.1 billion and $930.1 million designated as fair value hedges as of March 31, 2005 and December 31, 2004, respectively, were associated to fixed rate residential mortgage loans that were swapped to create synthetic floating rate assets. In addition to originating residential mortgage loans for its portfolio, the Corporation also purchases fixed rate residential mortgage loans from third parties. Fixed rate mortgage loans expose the Corporation to variability in their fair market value due to changes in interest rates. Management believes it is prudent to limit the variability in the fair market value of a portion of its fixed rate mortgage loan portfolio. To meet this objective, the Corporation has purchased fixed rate 1-4 family residential mortgage loans from local financial institutions (the “Selling Counterparty”), and simultaneously entered into agreements with the Selling Counterparty to convert the fixed rate interest payments on the loans to uncapped floating rate interest payments on the same notional amount. The net effect of these transactions is the creation of a synthetic floating rate mortgage loan (the “Floating Rate Mortgage Loans”) in which the Corporation receives three-month LIBOR plus 150 basis points spread (the “Variable Rate”). At March 31, 2005 and December 31, 2004, the weighted average Variable Rate at period end was 4.22% and 3.82%, respectively; and the weighted average pay fixed rate at each period end was 6.15%. As of March 31, 2005 and December 31, 2004, $714.6 million and $577.6 million of these Floating Rate Mortgage Loans were subject to a conditional call provision at fair market value, but not less than the outstanding principal balance, at the option of the Selling Counterparty, in the event the Variable Rate equals or exceeds an agreed upon rate. This rate is approximately equal to the weighted average fixed rate in the underlying mortgage loans (the “Call Rate”). The average Call Rate was equal to 6.00% and 6.04% at March 31, 2005 and December 31, 2004, respectively.

     Derivative instruments not designated as hedging instruments:

Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as both a market maker or proprietary position taker. The Corporation’s mission is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. The market and credit risk associated with this activity is measured, monitored and controlled by the Corporations Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2005 and December 31, 2004, respectively:

	March 31, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$631,660	$696	$181
Interest Rate Caps	73,480	1	13
Other	8,562	(12)	(10)
Equity Derivatives	138,838	—	1,453

Totals	$852,540	$685	$1,637

	December 31, 2004
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$335,426	$568	$(69)
Interest Rate Caps	67,971	(16)	22
Other	2,415	3	3
Equity Derivatives	138,895	—	2,924

Totals	$544,707	$555	$2,880

*	The notional amount represents the gross sum of long and short.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Asset and Liability Management

     The Corporation’s policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation’s asset and liability management policies are developed and implemented by its Asset and Liability Committee (“ALCO”), which is composed of senior members of the Corporation including the President, Chief Operating Officer, Chief Accounting Officer, Treasurer and other executive officers of the Corporation. The ALCO reports on a monthly basis to the members of the Bank’s Board of Directors.

Market Risk and Interest Rate Sensitivity

     A key component of the Corporation’s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest-earning assets and interest-bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity, which means that a decrease in interest rates would have a positive effect on net interest income, while an increase in interest rates would have a negative effect on net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The Corporation’s one-year cumulative GAP position at March 31, 2005, was negative $890.6 million or 10.85% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.

     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2005 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of March 31, 2005

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$448,274	$39,687	$191,036	$902,521	$261,529	$—	$43,964	$1,887,011
Deposits in Other Banks	359,066	50,000	—	—	—	—	125,829	534,895
Loan Portfolio
Commercial	1,459,673	196,122	171,631	236,571	137,192	66,198	93,309	2,360,696
Construction	176,557	2,304	1,808	9,606	7,335	—	—	197,610
Consumer	176,194	68,788	148,458	62,734	6,823	27	9,024	472,048
Mortgage	63,896	214,015	540,227	493,498	982,047	459,551	5,234	2,758,468
Fixed and Other Assets	—	—	—	—	—	—	207,219	207,219

Total Assets	$2,683,660	$570,916	$1,053,160	$1,704,930	$1,394,926	$525,776	$484,579	$8,417,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$379,813	$—	$—	$—	$—	$—	$—	$379,813
Repurchase Agreements	494,436	—	425,006	—	200,000	—	—	1,119,442
Federal Funds	705,644	25,000	—	—	—	—	—	730,644
Deposits
Certificates of Deposit	1,265,848	390,730	315,192	378,339	254,021	4,651	(18,073)	2,590,708
Demand Deposits and Savings Accounts	418,823	292,094	501,802	761,804	—	—	—	1,974,523
Transactional Accounts	171,438	93,078	32,088	425,682	—	—	14,314	736,600
Term and Subordinated Debt	—	—	—	25,385	5,584	72,724	—	103,693
Other Liabilities and Capital	—	—	—	—	—	—	782,524	782,524

Total Liabilities and Capital	$3,436,002	$800,902	$1,274,088	$1,591,210	$459,605	$77,375	$778,765	$8,417,947

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,464,617	$142,162	$362,727	$412,473	$281,381	$109,077	$94,000	$2,866,437
Interest Rate Swaps (Liabilities)	1,301,108	215,903	348,535	269,644	421,502	215,745	94,000	2,866,437
Caps	37,714	—	—	35,766	—	—	—	73,480
Caps Final Maturity	35,766	—	—	37,714	—	—	—	73,480

GAP	$(586,885)	$(303,727)	$(206,736)	$254,601	$795,200	$341,733	$(294,186)	$—

Cumulative GAP	$(586,885)	$(890,612)	$(1,097,348)	$(842,747)	$(47,547)	$294,186	$—	$—

Cumulative interest rate gap to earning assets	-7.15%	-10.85%	-13.36%	-10.26%	-0.58%	3.58%

     Interest rate risk is the primary market risk to which the Corporation is exposed. Nearly all of the Corporation’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, investment securities, deposits, short-term borrowings, senior and subordinated debt and derivative financial instruments used for asset and liability management.

     As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares three standardized reports with detailed information on the sources of interest income and expense: the “Financial Profitability Report”, the “Net Interest Income Shock Report” and the “Market Value Shock Report”. The former deals with historical data while the latter two deal with expected future earnings.

     The Financial Profitability Report identifies individual components of the Corporation’s non-trading portfolio independently with their corresponding interest income or expense. It uses the historical information at the end of each month to track the yield of such components and to calculate net interest income for such time period.

     The Net Interest Income Shock Report uses a simulation analysis to measure the amount of net interest income the Corporation would have from its operations throughout the next twelve months and the sensitivity of these earnings to assumed shifts in market interest rates throughout the same period. The important assumptions of this analysis are: ( i ) rate shifts are parallel and immediate throughout the yield curve; (ii) rate changes affect all assets and liabilities equally; (iii) interest-bearing demand accounts and savings passbooks will run off in a period of one year; and (iv) demand deposit accounts will run off in a period of one to three years. Cash flows from assets and liabilities are assumed to be reinvested at market rates in similar instruments. The object is to simulate a dynamic gap analysis enabling a more accurate interest rate risk assessment.

     The ALCO has decided to run a negative interest rate gap to capitalize on current spreads between short and long term interest rates while preparing for higher short-term rates. To that effect, the investment portfolio was restructured, selling Agency bullet securities, and canceling certain associated repurchase agreements . This strategy slightly decreased the duration of the portfolio and shortened the re-pricing gap.

     The ALCO monitors interest rate gaps in combination with net interest margin (NIM) sensitivity and duration of market value equity (MVE).

     NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $25 million of maximum NIM loss for a 1% parallel shock and $125 million maximum MVE loss for a 1% parallel shock.

     As of March 31, 2005, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $9.3 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $25.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $73.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $125.0 million limit.

     As of March 31, 2005 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk

     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2005, the Corporation had $1.6 billion in unsecured lines of credit ($1.3 billion available) and $4.0 billion in collateralized lines of credit with banks and financial entities ($2.8 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.

     The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from BSCH or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by BSCH and affiliates to the Corporation is $150 million. As of March 31, 2005 the Corporation had $272.5 million in credit lines with BSCH and affiliates which represented an interim increase in the intra-group credit lines to finance a short-term need of our subsidiary, Santander International Bank.

     Liquidity is derived from the Corporation’s capital, reserves and securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.

     During 2004 the Corporation undertook several financing transactions to fund its operations, including cash flow requirements and future growth. On October 7, 2004, the Corporation issued $75 million of its 6.30% Subordinated Notes due June 2032 that are swapped to create a floating rate source of funds. In addition, during the first quarter of 2004, Banco Santander issued $30 million in S&P Linked Notes to obtain long term financing these notes have an option agreement in order to manage the interest rate risk.

     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2005, the Corporation had a liquidity ratio of 9.39%. At March 31, 2005, the Corporation had total available liquid assets of $830.2 million. The Corporation believes it has sufficient liquidity to meet current obligations.

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

PART I. ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation’s management, including the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer (as the Corporation’s principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer (as the Corporation’s principal financial officer) concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Controls

     There have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 – OTHER INFORMATION

     None

ITEM 6 – EXHIBITS

A.	Exhibit No.	Exhibit Description	Reference
	(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander Bancorp	Exhibit 3.3 8-A12B

	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

	(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

	(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

	(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

	(3.2)	Bylaws	Exhibit 3.1 8-A12B

	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

	(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04

	(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10K-12/31/04

	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander Puerto Rico	Exhibit 10A10K-12/31/02

	(10.2)	Deferred Compensation Contract – Benito Cantalapiedra	Exhibit 10B10K-12/31/02

	(10.3)	Deferred Compensation Contract – María Calero	Exhibit 10C10K-12/31/02

	(10.4)	Employment Contract – José Ramón González	Exhibit 10.1

	(10.5)	Employment Contract – Carlos M. García	Exhibit 10.2

	(10.6)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A10Q-06/30/03

	(10.7)	Employment Contract – Roberto Córdova	Exhibit 10.3

	(10.8)	Employment Contract – Bartolomé Vélez	Exhibit 10.4

	(10.9)	Employment Contract – Lillian Díaz	Exhibit 10.5

	(10.10)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1210KA-12/31/03

	(10.11)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1310KA-12/31/03

	(10.12)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04

	(10.13)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.1510Q-03/31/04

	(10.14)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

	(14)	Code of Ethics	Exhibit 14 10K-12/31/04

	(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-03/26/05

	(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1

	(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2

	(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3

	(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP
Name of Registrant

Dated: May 9, 2005	By:/s/ José Ramón González
President and Chief Executive Officer

Dated: May 9, 2005	By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: May 9, 2005	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer