Form 10-Q
period 2005-06-30
SANTANDER BANCORP
filed 2005-08-09
CIK 1099958

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2005
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
(787) 777-4100
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
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of July 31, 2005

Common Stock, $2.50 par value	46,639,104

SANTANDER BANCORP
CONTENTS

Page No.
Part I: Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Changes in Stockholders’ Equity	3
Consolidated Statements of Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	51

Part II: Other Information
Item 1. Legal Proceedings	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults upon Senior Securities	52
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 5. Other Information	52
Item 6. Exhibits and Reports on Form 8-K	53

Signatures	54
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE COO
EX-31.3 SECTION 302 CERTIFICATION OF THE CAO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO, COO AND CAO
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

PART I – ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$198,086	$110,148
Interest-bearing deposits	52,520	42,612
Federal funds sold and securities purchased under agreements to resell	398,630	326,650

Total cash and cash equivalents	649,236	479,410

INTEREST BEARING DEPOSITS	100,000	50,000
TRADING SECURITIES	50,000	34,184
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	933,982	1,454,858
Other investment securities available for sale	509,442	523,274

Total investment securities available for sale	1,443,424	1,978,132

OTHER INVESTMENT SECURITIES, at amortized cost	37,500	37,500
LOANS HELD FOR SALE, net	278,314	271,596
LOANS, net	5,700,170	5,242,759
PREMISES AND EQUIPMENT, net	54,245	52,854
ACCRUED INTEREST RECEIVABLE	50,797	44,682
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	9,283	8,003
OTHER ASSETS	122,263	107,869

	$8,530,023	$8,341,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest bearing	$792,667	$744,019
Interest-bearing	4,926,478	4,004,120

Total deposits	5,719,145	4,748,139

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	750,541	780,334
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	876,532	1,349,444
COMMERCIAL PAPER ISSUED	264,592	629,544
TERM NOTES	39,282	31,457
SUBORDINATED CAPITAL NOTES	74,574	72,588
ACCRUED INTEREST PAYABLE	37,384	22,666
OTHER LIABILITIES	196,664	151,605

Total liabilities	7,958,714	7,785,777

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued in June 2005 and December 2004; 46,639,104 shares outstanding in June 2005 and December 2004	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in June 2005 and December 2004	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(21,350)	(6,818)
Retained earnings-
Reserve fund	127,086	127,086
Undivided profits	102,328	72,490

Total stockholders’ equity	571,309	556,003

	$8,530,023	$8,341,780

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS AND THE QUARTERS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands, except per share data)

	For the six month periods ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$161,577	$118,753	$84,842	$60,853
Investment securities	38,414	51,747	15,958	24,532
Interest bearing deposits	1,547	234	1,336	102
Federal funds sold and securities purchased under agreements to resell	2,668	1,219	1,320	639

Total interest income	204,206	171,953	103,456	86,126

INTEREST EXPENSE:
Deposits	53,214	26,711	30,933	13,531
Securities sold under agreements to repurchase and other borrowings	40,555	37,607	18,157	18,958
Subordinated capital notes	1,299	28	698	7

Total interest expense	95,068	64,346	49,788	32,496

Net interest income	109,138	107,607	53,668	53,630
PROVISION FOR LOAN LOSSES	10,750	14,750	4,050	6,000

Net interest income after provision for loan losses	98,388	92,857	49,618	47,630

OTHER INCOME (LOSS):
Bank service charges, fees and other	20,627	19,224	10,432	9,579
Broker-dealer, asset management and insurance fees	26,339	25,265	13,766	12,814
Gain on sale of securities, net	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Gain on sale of mortgage servicing rights	55	196	12	105
Gain (loss) on sale of loans	7,207	157	6,127	(55)
Gain on sale of building	—	2,754	—	—
Other	6,712	3,009	1,749	539

Total other income	71,572	59,608	32,484	23,082

OTHER OPERATING EXPENSES:
Salaries and employee benefits	48,289	46,229	24,121	22,680
Occupancy costs	8,388	6,670	4,364	3,270
Equipment expenses	2,957	3,602	1,481	1,838
EDP servicing, amortization and technical expenses	14,232	16,097	6,999	7,466
Communication expenses	4,196	4,590	2,180	2,482
Business promotion	5,042	4,312	2,680	2,632
Other taxes	4,188	4,525	2,086	2,251
Other	22,805	22,702	10,795	12,039

Total other operating expenses	110,097	108,727	54,706	54,658

Income before provision for income tax	59,863	43,738	27,396	16,054
PROVISION FOR INCOME TAX	15,099	2,477	8,141	8

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$44,764	$41,261	$19,255	$16,046

BASIC AND DILUTED EARNINGS PER COMMON SHARE*	$0.96	$0.88	$0.41	$0.34

*	After giving retroactive effect to the 10% stock dividend declared on July 9, 2004.
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND THE YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands)

	Six month period ended	Year ended
	June 30, 2005	December 31, 2004
Common Stock:
Balance at beginning of period	$126,626	$116,026
Stock dividend distributed	—	10,600

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	304,171	211,742
Stock dividend distributed	—	92,429

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(15,507)	9,094
Unrealized net gain on cash flow hedges, net of tax	975	3,463
Minimum pension liability, net of tax	—	90

Balance at end of period	(21,350)	(6,818)

Reserve Fund:
Balance at beginning of period	127,086	119,432
Transfer from undivided profits	—	7,654

Balance at end of period	127,086	127,086

Undivided Profits:
Balance at beginning of period	72,490	120,649
Net income	44,764	84,459
Transfer to reserve fund	—	(7,654)
Deferred tax benefit amortization	(2)	(13)
Common stock cash dividends	(14,924)	(21,922)
Stock dividend distributed	—	(103,029)

Balance at end of period	102,328	72,490

Total stockholders’ equity	$571,309	$556,003

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS AND THE QUARTERS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six month periods ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income	$44,764	$41,261	$19,255	$16,046

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities available for sale, net of tax	200	(18,237)	15,194	(26,123)
Reclassification adjustment for losses included in net income, net of tax	(15,707)	(4,672)	(897)	(3,232)
Unrealized losses on investments securities transferred to the held to maturity category, net of amortization	—	(21)	—	(10)

Unrealized (losses) gains on investment securities available for sale, net of tax	(15,507)	(22,930)	14,297	(29,365)
Unrealized gains on cash flow hedges, net of tax	975	1,968	274	1,458
Reclassification adjustment for losses included in net income, net of tax	—	(1)	—	—

Other comprehensive (loss) income, net of tax	(14,532)	(20,963)	14,571	(27,907)

Comprehensive income (loss)	$30,232	$20,298	$33,826	$(11,861)

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six month periods ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,764	$41,261

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,052	6,641
Deferred tax provision	2,750	1,741
Provision for loan losses	10,750	14,750
Gain on sale of building	—	(2,754)
Gain on sale of securities	(17,376)	(9,003)
Gain on sale of loans	(7,207)	(157)
Gain on sale of mortgage servicing rights	(55)	(196)
Gain (loss) on derivatives	(2,723)	228
Trading gains	(106)	(780)
Net premium amortization on securities	2,294	1,986
Net premium amortization on loans	1,469	2,645
Purchases and originations of loans held for sale	(377,394)	(348,240)
Proceeds from sales of loans held for sale	162,289	30,034
Repayments of loans held for sale	7,936	21,041
Proceeds from sales of trading securities	540,280	1,077,978
Purchases of trading securities	(555,990)	(1,077,595)
Increase in accrued interest receivable	(6,115)	(545)
(Increase) decrease in other assets	(5,269)	16,260
Increase in accrued interest payable	14,718	139
Increase in other liabilities	25,706	33,186

Total adjustments	(197,991)	(232,641)

Net cash used in operating activities	(153,227)	(191,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest-bearing deposits	(50,000)	9,700
Proceeds from sales of investment securities available for sale	851,388	595,884
Proceeds from maturities of investment securities available for sale	4,599,749	635,655
Purchases of investment securities available for sale	(4,999,352)	(1,258,155)
Proceeds from maturities of investment securities held to maturity	—	25,838
Purchases of investment securities held to maturity	—	(41,610)
Repayment of securities and securities called	73,223	121,253
Payments on derivative transactions	2,303	—
Purchases of mortgage loans	(289,897)	(421,070)
Net decrease in loans	28,350	566
Proceeds from sales of mortgage servicing rights	55	196
Proceeds from sale of building	—	14,000
Capital expenditures	(4,255)	(551)

Net cash provided by (used in) investing activities	211,564	(318,294)

(Continued)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six month periods ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$978,778	$268,796
Net (decrease) increase in federal funds purchased and other borrowings	(29,793)	77,000
Net decrease in securities sold under agreements to repurchase	(472,912)	(139,205)
Net (decrease) increase in commercial paper issued	(364,952)	319,732
Net increase in term notes	7,825	8,147
Net issuance of subordinated capital notes	5	—
Dividends paid	(7,462)	(4,664)

Net cash provided by financing activities	111,489	529,806

NET CHANGE IN CASH AND CASH EQUIVALENTS	169,826	20,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$649,236	$413,365

(Concluded)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. (“Santander”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the quarters and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.
     The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of and for the six month period ended June 30, 2005 included herein have been prepared on a consistent basis with the audited consolidated financial statements as of and for the year ended December 31, 2004.
Following is a summary of the Corporation’s most significant accounting policies:
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
     The amortization of premiums is deducted from and the accretion of discounts is added to net interest income based on a method which approximates the interest method over the outstanding period of the related securities. The cost of securities sold is determined by specific identification. For securities available for sale, held to maturity and other investment securities, the Corporation reports separately in the consolidated statements of income, net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any.
Derivative Financial Instruments
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows.
     All of the Corporation’s derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of a foreign currency exposure (“foreign currency hedge”).
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
Loans
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, unearned finance charges and any deferred fees or costs on originated loans. Certain mortgage loans are hedged to generate a floating rate source of funds and are carried at fair value.
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
     Based on management’s last annual impairment assessment of the value of the Corporation’s goodwill, which included an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage Servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of June 30, 2005 or December 31, 2004.
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
Wealth Management Commissions
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

Income Taxes
     The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Corporation also accounts for probable income tax contingencies, if any.
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for each of the quarters and six month periods ended June 30, 2005 and 2004, respectively, after giving retroactive effect to a 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2005 and 2004.
Recent Accounting Pronouncements which Affect the Corporation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) was effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The implementation of SFAS No. 123(R) and SAB No. 107 is not expected to have a material impact on the Corporation’s consolidated results of operations, financial position and disclosures.
     On March 3, 2005, the FASB Staff issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”)”. This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and did not have a material impact on the Corporation’s consolidated results of operations and financial position.
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

2. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$181,434	$—	$1,097	$180,337	2.26%
After one year but within five years	181,492	—	2,454	179,038	3.53%
After five years but within ten years	362,806	1,509	378	363,937	4.13%

	725,732	1,509	3,929	723,312	3.50%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,575	6	—	8,581	4.72%
After one year but within five years	20,355	173	16	20,512	4.65%
After five years but within ten years	13,800	—	179	13,621	4.24%
Over ten years	8,038	56	9	8,085	6.25%

	50,768	235	204	50,799	4.80%

Mortgage-backed securities:
Over ten years	677,674	204	8,640	669,238	4.90%

Foreign securities
After one year but within five years	75	—	—	75	5.60%

	$1,454,249	$1,948	$12,773	$1,443,424	4.20%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year but within five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years but within ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year but within five years	21,777	412	—	22,189	4.51%
After five years but within ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year but within five years	839	51	—	890	8.36%
After five years but within 10 years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign Securities
Within one year	75	—	—	75	6.98%
After one year but within five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
     The number of positions, fair value and unrealized losses at June 30, 2005, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	11	$405,216	$2,339	2	$63,607	$1,590	13	$468,823	$3,929
Commonwealth of Puerto Rico and its subdivisions	13	20,107	204	—	—	—	13	20,107	204
Mortgage-backed securities	10	268,712	1,142	8	306,390	7,498	18	575,102	8,640

	34	$694,035	$3,685	10	$369,997	$9,088	44	$1,064,032	$12,773

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
     As of June 30, 2005, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. Government agencies were caused by interest rate increases. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2005. The unrealized losses in the Corporation’s investment in federal agency mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in fair value is attributable to changes in interest rates and not credit quality, and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2005.
3. Loans
     The Corporation’s loan portfolio at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Commercial and industrial	$2,308,741	$2,236,253
Consumer	507,035	448,385
Leasing	135,781	126,148
Construction	204,947	201,041
Mortgage	2,616,455	2,306,473

	5,772,959	5,318,300
Unearned income and deferred fees/costs	(7,166)	(6,364)
Allowance for loan losses	(65,623)	(69,177)

	$5,700,170	$5,242,759

4. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the six month periods ended		For the quarters ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Balance at beginning of period	$69,177	$69,693	$69,205	$71,689
Provision for loan losses	10,750	14,750	4,050	6,000
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(392)	—	(158)

	79,927	84,051	73,255	77,531

Losses charged to the allowance:
Commercial	5,394	13,042	1,355	9,624
Construction	1,438	—	1,438	—
Consumer	10,072	10,333	5,690	4,989
Leasing	566	837	231	509

	17,470	24,212	8,714	15,122

Recoveries:
Commercial	949	2,546	483	1,535
Consumer	2,020	4,051	492	2,601
Leasing	197	229	107	120

	3,166	6,826	1,082	4,256

Net loans charged off	14,304	17,386	7,632	10,866

Balance at end of period	$65,623	$66,665	$65,623	$66,665

     During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$1,269	$879	$1,533	$1,113
Provision for losses on unfunded commitments and standby letters of credit	234	392	(30)	158

Balance at end of period	$1,503	$1,271	$1,503	$1,271

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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Retail Banking segment and the Wealth Management segment as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Retail Banking	$10,537	$10,537

Wealth Management	24,254	24,254

	$34,791	$34,791

     Goodwill assigned to the Retail Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico (“BCHPR”) in 1996, and the goodwill assigned to the Wealth Management segment is related to the acquisition of Merril Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000. There has been no impairment in goodwill for each of the periods reported.
Other Intangible Assets
     Other intangible assets subject to amortization at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Mortgage-servicing rights	$7,883	$6,503

Advisory servicing rights	1,400	1,500

	$9,283	$8,003

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life.

6. Other Assets
     Other assets at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets, net	$8,615	$2,344
Accounts receivable	61,798	61,311
Securities sold not delivered, net	—	669
Other real estate	5,733	3,034
Software	10,728	12,263
Prepaid expenses	6,648	9,447
Customers’ liabilities on acceptances	3,922	2,166
Other	24,819	16,635

	$122,263	$107,869

7. Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at semester end	$750,541	$876,532	$264,592

Average indebtedness outstanding during the semester	$769,724	$1,127,505	$465,305

Maximum amount outstanding during the semester	$795,490	$1,149,442	$830,000

Average interest rate for the semester	2.83%	4.11%	2.71%

Average interest rate at semester end	3.16%	4.16%	3.20%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the year	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the year	$1,033,051	$2,052,790	$675,000

Average interest rate for the year	1.75%	3.48%	1.53%

Average interest rate at year end	2.09%	4.11%	2.38%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$200,541	$205,334
Over ninety days	550,000	575,000

Total	$750,541	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$376,526	$374,438
Over ninety days	500,006	975,006

Total	$876,532	$1,349,444

Commercial paper issued:
Within thirty days	$214,802	$629,544
After thirty to ninety days	49,790	—

Total	$264,592	$629,544

     As of June 30, 2005 and December 31, 2004, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 28.67 months and 21.18 months, respectively.
     As of June 30, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$100,000	$104,446	22.47
Federal Home Loan Bank New York	100,000	103,619	33.57
Barclays Capital	17,231	17,588	0.39
JP Morgan Chase Securities, Inc.	213,188	221,846	3.97
Lehman Brothers RS	250,006	283,828	70.73
UBS Financial Services, Inc.	196,107	202,655	0.35

	$876,532	$933,982	35.39

There may be a penalty on early termination of these securities sold under agreements to repurchase.

The following investment securities were sold under agreements to repurchase:

	June 30, 2005
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate

	(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$302,260	$262,397	$302,260	3.63%
Mortgage-backed securities	631,722	614,135	631,722	4.86%

Total	$933,982	$876,532	$933,982	4.47%

	December 31, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate

	(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$1,085,183	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,454,858	$1,349,444	$1,454,858	4.49%

8. Derivative Financial Instruments:
As of June 30, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the six month	Income* for the
	Notional		periods ended	six months ended
	Value	Fair Value	June 30, 2005	June 30, 2005

	(In thousands)
CASH FLOW HEDGES
Foreign currency forward	$183,878	$(5,123)	$—	$(323)
Interest rate swaps	100,000	(116)	—	1,298
FAIR VALUE HEDGES
Interest rate swaps	2,194,828	(31,314)	387	—
OTHER DERIVATIVES
Options	107,420	11,464	2,471	—
Embedded options on stock-indexed deposits and notes	106,718	(11,464)	(168)	—
Interest rate caps	37,880	7	61	—
Customer interest rate caps	36,007	(8)	(51)	—
Customer interest rate swaps	711,195	(835)	(196)	—
Interest rate swaps	690,195	912	233	—
Loan commitments	7,589	(9)	(14)	—

			$2,723	$975

* Net of tax

     As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2004	2004

			(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,244)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	1,545,634	(29,643)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits and notes	69,125	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	32,975	38	(217)	—
Customer interest rate swaps	167,713	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

* Net of tax
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On May 31, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 19,500,000,000 Japanese Yen (“JPY”) for a six month term at a per annum rate of 0.1866%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in U.S. Dollars (“USD”), management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into an foreign currency swap (“FX Swap”), of approximately $176 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD and bought JPY forward and sold USD, in this manner eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 3.67%, this rate is equivalent to the six-month LIBOR (as of the date of the transaction) plus 13 basis points. Management classified this transaction as a FX cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap is $183.9 million and matures in late 2005.
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and mature in 2005. As of June 30, 2005, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the $100 million interest rate swap was an unrealized loss of $0.1 million which the Corporation expects to reclassify into earnings during the next three months. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $1.4 million.
     As of June 30, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $2.2 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.69% and 4.42%, respectively. As of June 30, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.0 billion and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds, and $1.1 billion of fixed rate mortgage loans swapped to create floating rate assets. These swaps were designated as fair value hedges. For the six months ended June 30, 2005, the Corporation recognized a gain of approximately $0.4 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

     As of December 31, 2004, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $1.5 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts was 4.64% and 4.07%, respectively. As of December 31, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $511.6 million, a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds, and $930.1 million of fixed rate mortgage loans swapped to create floating rate assets. These swaps were designated as fair value hedges. For the year ended December 31, 2004, the Corporation recognized a gain of approximately $0.6 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the six month period ended June 30, 2005, a loss of approximately $0.2 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $2.5 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million. For the year ended December 31, 2004, a loss of approximately $2.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $5.3 million was recorded on the option contracts. Included in the option gain is the maturity of $2.0 billion in swaptions that resulted in a gain of approximately $2.9 million.
     The Corporation enters into certain derivative transactions with customers, which includes interest rate caps, collars and swaps, and simultaneously hedges the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. For the six months ended June 30, 2005 and the year ended December 31, 2004, the Corporation recognized a net gain of $47,000 and a net loss of $47,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of June 30, 2005 the Corporation had loan commitments outstanding for approximately $7.6 million and recognized a loss of $14,000 on these commitments. At December 31, 2004, the Corporation had loan commitments outstanding for approximately $2.4 million and recognized a gain of $3,000 on these commitments.
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
     The components of net periodic benefit cost for the Plan for the six-month periods and the quarters ended June 30, 2005 and 2004 were as follows:

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$694	$666	$347	$333
Interest cost	1,016	914	508	457
Expected return on plan assets	(1,068)	(818)	(534)	(409)
Net amortization	228	(38)	114	(19)

Periodic benefit cost	$870	$724	$435	$362

     The Plan’s required minimum contribution to be paid during 2005 for the 2005 plan year is zero. The Plan is exempt from this year’s contribution since as of January 1, 2004 the ratio of the plan’s assets to current liabilities was over 100%. However, there is a pending amount payable at June 30, 2005 corresponding to the 2004 plan year. This amount is $1,110,000, and must be paid by September 15, 2005.
     The components of net periodic benefit cost for the Central Hispano Plan for the six-month periods and quarters ended June 30, 2005 and 2004 were as follows:

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Interest cost	$952	$990	$476	$495
Expected return on plan assets	(1,000)	(614)	(500)	(307)
Net amortization	210	—	105	—

Periodic benefit cost	$162	$376	$81	$188

     For the Central Hispano Plan the required minimum contribution to be paid during 2005 for the 2005 plan year is $2,054,000.
11. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, the Corporation recorded a liability of $1,810,000 and $2,289,000 at June 30, 2005 and December 31, 2004, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2005 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $233,411,000 and $244,107,000 at June 30, 2005 and December 31, 2004, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

12. Segment Information:
Types of Products and Services
     The Corporation has four reportable segments: Commercial Banking, Mortgage Banking, Treasury and Investments and Wealth Management. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they do not meet the quantitative thresholds for disclosure of segment information.
Measurement of Segment Profit or Loss and Segment Assets
     The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
     The following presents financial information of reportable segments as of and for the six-month periods ended June 30, 2005 and 2004. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments, among others. The “Eliminations” column includes all intercompany eliminations for consolidation.

	June 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total

	(In thousands)
Total external revenue	$113,598	$76,282	$53,009	$24,530	$15,517	$(7,158)	$275,778
Intersegment revenue	5,465	—	—	—	1,693	(7,158)	—
Interest income	95,049	71,979	40,923	838	1,031	(5,614)	204,206
Interest expense	22,732	25,137	49,585	871	2,431	(5,688)	95,068
Depreciation and amortization	2,894	719	75	256	2,108	—	6,052
Segment income before income tax	34,171	45,694	1,226	6,588	(27,504)	(312)	59,863
Segment assets	$3,514,464	$2,965,422	$2,027,408	$94,462	$321,826	$(393,559)	$8,530,023

	June 30, 2004
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total

	(In thousands)
Total external revenue	$93,252	$46,859	$60,476	$24,785	$9,958	$(3,769)	$231,561
Intersegment revenue	2,141	—	—	1	1,627	(3,769)	—
Interest income	75,861	45,122	51,926	738	492	(2,186)	171,953
Interest expense	13,353	8,614	43,415	462	730	(2,228)	64,346
Depreciation and amortization	3,116	518	131	171	2,705	—	6,641
Segment income before income tax	17,492	33,300	14,144	7,891	(28,407)	(682)	43,738
Segment assets	$3,135,407	$2,062,828	$2,697,957	$89,712	$260,180	$(293,719)	$7,952,365

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2005	June 30, 2004
	(In thousands)
Revenues:
Total revenues for reportable segments	$267,419	$225,372
Other revenues	15,517	9,958
Elimination of intersegment revenues	(7,158)	(3,769)

Total consolidated revenues	$275,778	$231,561

Total income before tax of reportable segments	$87,679	$72,827
Income before tax of other segments	(27,504)	(28,407)
Elimination of intersegment income before tax	(312)	(682)

Consolidated income before tax	$59,863	$43,738

Assets:
Total assets for reportable segments	$8,601,756	$7,985,904
Assets not attributed to segments	321,826	260,180
Elimination of intersegment assets	(393,559)	(293,719)

Total consolidated assets	$8,530,023	$7,952,365

13.  Subsequent Event:
     On August 1, 2005, a temporary, two-year surtax of 2.5% applicable to corporations were enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The estimated incremental effect of this surtax corresponding to the semester ended June 30, 2005 has been estimated at $0.8 million which will be recorded during the third quarter of 2005.

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Santander BanCorp
Selected Financial Data
(Dollars in thousands, except share and per share data)

	Six month periods ended		Quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
CONDENSED INCOME STATEMENTS

Interest income	$204,206	$171,953	$103,456	$86,126
Interest expense	95,068	64,346	49,788	32,496

Net interest income	109,138	107,607	53,668	53,630
Gain on sale of securities	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Other income	60,940	50,605	32,086	22,982
Operating expenses	110,097	108,727	54,706	54,658
Provision for loan losses	10,750	14,750	4,050	6,000
Income tax	15,099	2,477	8,141	8

Net income	$44,764	$41,261	$19,255	$16,046

PER COMMON SHARE DATA*
Net income	$0.96	$0.88	$0.41	$0.34
Book value	$12.25	$10.54	$12.25	$10.54
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.32	$0.22	$0.16	$0.11

AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,672,864	$4,374,309	$5,843,219	$4,562,826
Allowance for loan losses	69,753	73,767	70,232	74,161
Earning assets	7,812,650	7,054,189	7,714,708	7,194,632
Total assets	8,201,261	7,388,897	8,138,599	7,526,042
Deposits	4,970,263	4,048,099	5,209,471	4,111,679
Borrowings	2,468,001	2,676,930	2,104,986	2,735,604
Common equity	587,193	478,268	614,325	467,743

PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses (1)	$5,978,484	$4,846,924	$5,978,484	$4,846,924
Allowance for loan losses (1)	65,623	66,577	65,623	66,577
Earning assets	8,258,644	7,702,237	8,258,644	7,702,237
Total assets	8,530,023	7,951,094	8,530,023	7,951,094
Deposits	5,719,145	4,402,205	5,719,145	4,402,205
Borrowings	2,005,521	2,860,707	2,005,521	2,860,707
Common equity	571,309	491,795	571,309	491,795
Continued

	Six month periods ended		Quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
SELECTED RATIOS

Performance:

Net interest margin on a tax-equivalent basis (on an annualized basis)	3.01%	3.33%	2.94%	3.24%
Efficiency ratio (2)	62.06%	66.07%	61.79%	67.49%
Return on average total assets (on an annualized basis)	1.10%	1.12%	0.95%	0.86%
Return on average common equity (on an annualized basis)	15.37%	17.35%	12.57%	13.80%
Dividend payout	33.33%	25.00%	39.02%	32.35%
Average net loans/average total deposits	114.14%	108.06%	112.17%	110.97%
Average earning assets/average total assets	95.26%	95.47%	94.79%	95.60%
Average stockholders’ equity/average assets	7.16%	6.47%	7.55%	6.21%
Fee income to average assets (annualized)	1.15%	1.21%	1.19%	1.20%

Capital:

Tier I capital to risk-adjusted assets	9.75%	9.09%	9.75%	9.09%
Total capital to risk-adjusted assets	12.34%	10.64%	12.34%	10.64%
Leverage Ratio	6.52%	6.17%	6.52%	6.17%

Asset quality:

Non-performing loans to total loans	1.27%	1.95%	1.27%	1.95%
Annualized net charge-offs to average loans	0.50%	0.79%	0.52%	0.94%
Allowance for loan losses to period-end loans	1.09%	1.36%	1.09%	1.36%
Allowance for loan losses to non-performing loans	85.64%	69.45%	85.64%	69.45%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	82.08%	66.84%	82.08%	66.84%
Non-performing assets to total assets	0.97%	1.25%	0.97%	1.25%
Recoveries to charge-offs	18.12%	28.19%	12.42%	28.14%

OTHER DATA AT END OF PERIOD

Customer financial assets under management	$13,792,500	$11,497,700	$13,792,500	$11,497,700
Total branches	65	66	65	66
ATMs	150	149	150	149
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

(1)	After retroactive reclassification adjustment of allowance for losses on unfunded commitments and standby letters of credit.

(2)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt, and gain on sale of building in 2004.

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
Overview of Results of Operations for the Six-Month Period and the Quarter Ended June 30, 2005
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, and Santander Insurance Agency, Inc.
     Santander BanCorp (the “Corporation”) reported net income of $44.8 million for the six-month period ended June 30, 2005, compared with $41.3 million for the same period in 2004, an improvement of 8.5%. Earnings per common share (EPS) for the six-month periods ended June 30, 2005 and 2004 were $0.96 and $0.88, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2005 were 1.10% and 15.37%, respectively, compared with 1.12% and 17.35% reported during the same six-month period of 2004. The Efficiency Ratio1 for the six months ended June 30, 2005 reflected a significant improvement of 401 basis points, reaching 62.06% compared to 66.07% for the six months ended June 30, 2004.
     For the second quarter of 2005, the Corporation reported net income of $19.3 million, compared with $16.0 million for the same period in 2004. Earnings per common share (EPS) for the quarters ended June 30, 2005 and 2004 were $0.41 and $0.34, respectively, based on 46,639,104 average shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended June 30, 2005 were 0.95% and 12.57%, respectively, compared with 0.86% and 13.80% reported during the same quarter of 2004. The Efficiency Ratio1 for the quarter ended June 30, 2005 reflected a significant improvement of 570 basis points, reaching 61.79% compared to 67.49% for the quarter ended June 30, 2004.
     The increase of $3.5 million or 8.5% in net income for the six-month period ended June 30, 2005 compared to the same period in 2004 was principally due to an increase of $11.9 million in non-interest income, an increase of $1.5 million in net interest income and a decrease in the provision for loan losses of $4.0 million. These changes were reduced by an increase in operating expenses and in income tax expense of $1.4 million and $12.6 million, respectively.
     The 20.0% increase in net income for the quarter ended June 30, 2005 compared to the same period in 2004 was principally due to an increase of $9.4 million in non-interest income and a decrease in the provision for loan losses of $2.0 million. These changes were reduced by an increase in income tax expense of $8.1 million.

[1]	On a tax equivalent basis.

Net Interest Income
     To permit the comparison of returns on assets with different tax attributes, the interest income on a tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $7.3 million and $9.1 million for the semesters ended June 30, 2005 and 2004, respectively. For the quarters ended June 30, 2005 and 2004 the tax equivalent adjustments were $2.8 million and $4.4 million, respectively.
     The tables on page 32 and 33, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2005 and 2004 and the six month periods then ended. The table on Interest Variance Analysis — Tax Equivalent Basis on page 30, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first semester and the second quarter of 2005 compared with the same periods of 2004.
     The following table sets forth the principal components of the Corporation’s net interest income (on a tax-equivalent basis) for the six-month periods and the quarters ended June 30, 2005 and 2004.

	Six Month Periods Ended		Quarters Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Interest income — tax equivalent basis	$211,527	$181,068	$106,242	$90,501
Interest expense	95,068	64,346	49,788	32,496

Net interest income — tax equivalent basis	$116,459	$116,722	$56,454	$58,005

Net interest margin — tax equivalent basis (1)	3.01%	3.33%	2.94%	3.24%

(1)	Net interest margin (on an annualized basis) for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period .
     The higher short-term interest rate scenario has impacted our net margin during 2005. The increase in short-term interest rates was mainly due to the increase by the Federal Reserve of the discount rate by 225 basis points during the period from June 2004 to June 2005. The increase in short-term rates with only a minor repricing of long-term rates has resulted in a flattening of the yield.
     For the six-month period ended June 30, 2005, net interest income on a tax equivalent basis amounted to $116.5 million, a decrease of 0.2% compared to $116.7 million reported for the same period in 2004. The decrease is mainly attributed to an increment of 71 basis points in the cost of funds while the yield in interest earning assets increased 30 basis points. Further expanding on the behavior of net interest income for the period referred to above, average net loans increased $1.3 billion or 29.7%. This increment was partially offset by a reduction in average investment securities of $589.7 million and an increment in average interest bearing liabilities of $663.9 or 10.9% as compared to June 30, 2004.
     For the quarter ended June 30, 2005, net interest income on a tax equivalent basis amounted to $56.5 million, a decrease of 2.7% compared to $58.0 million for the second quarter in 2004. This decrease was principally due to an increase in the cost of funds of 90 basis points that was partially offset by an increase in the yield on interest earning assets of 46 basis points.
     For the second quarter of 2005 average earnings assets increased by $520.1 million offset by an increase in average earnings liabilities of $450.9 million. The increase in average interest earning assets compared to the second quarter of 2004 was driven by an increase in average net loans of $1.3 billion which was partially offset by a decrease in average investment securities. The decrease in investment securities is mainly attributed to the sale of $785 million of securities during the first quarter of 2005 resulting in a reduction in the yield on investment securities of 23 basis points from 4.84% for the quarter ended June 30, 2004 to 4.61% for the quarter ended June 30, 2005, which further explains the reduction in net interest income for the quarter. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. The increase in average interest bearing liabilities of $450.9 million was driven by an increase in average time deposits of $1.0 billion or 65.7%, being partially offset by a decrease in average borrowings of $537.6 million as compared to the quarter ended June 30, 2004.

     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the semester and the quarter ended June 30, 2005 compared to the semester and the quarter ended June 30, 2004, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Six Month Periods Ended June 30, 2005			Quarter ended June 30, 2005
	Compared to the Six Month Period			Compared to the Quarter Ended
	Ended June 30, 2004			June 30, 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(120)	$1,569	$1,449	$(163)	$844	$681
Time deposits with other banks	545	768	1,313	409	825	1,234
Investment securities	(14,454)	(642)	(15,096)	(9,293)	(1,221)	(10,514)
Loans	36,993	5,800	42,793	18,392	5,948	24,340

Total interest income, on a tax equivalent basis	22,964	7,495	30,459	9,345	6,396	15,741

Interest expense:
Savings and NOW accounts	877	5,365	6,242	208	3,981	4,189
Other time deposits	14,670	5,591	20,261	6,639	6,574	13,213
Borrowings	5,871	999	6,870	(4,028)	5,192	1,164
Long-term borrowings	(2,068)	(583)	(2,651)	(873)	(401)	(1,274)

Total interest expense	19,350	11,372	30,722	1,946	15,346	17,292

Net interest income, on a tax equivalent basis	$3,614	$(3,877)	$(263)	$7,399	$(8,950)	$(1,551)

     For the six months ended June 30, 2005, the Corporation’s interest income on a tax equivalent basis increased $30.5 million to $211.5 million from $181.1 million for the same period in 2004. The $30.5 increase in tax equivalent interest income is attributable to a $23.0 million increase related to the volume of average interest earning assets and a $7.5 million increase related to the yield on such assets.
     Average interest earning assets increased 10.8% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was due mainly to an increase in average net loans of $1.3 billion or 29.7% which was partially offset by a decrease in average investment securities of $589.7 million or 24.4%. The increase in average net loans was due to an increase in the mortgage loan portfolio of 61.0% or $1.0 billion during the first semester of 2005 compared to the same period in 2004. Average commercial loans also increased 9.5% or $193.6 million and consumer loans reflected an increase of 20.9% or $82.6 million during the same periods. The decrease in investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005.
     The Corporation’s interest expense for the six months ended June 30, 2005 increased $30.7 million or 47.8% compared to the six months ended June 30, 2004. This increase was attributable to a $19.4 million increase related to the volume of interest bearing liabilities and an $11.4 million increase related to the cost of interest bearing liabilities. The increase in interest expense was primarily due to an increase in average interest bearing liabilities of $663.9 million or 10.9% for the first semester of 2005 compared to the same period in 2004. This increase was due to an increase in average interest bearing deposits of $872.8 million during the first semester of 2005 compared to the first semester of 2004 while average total borrowings decreased $208.9 million.
     The Corporation’s interest income on a tax equivalent basis increased $15.7 million, or 17.4% to $106.2 million for the quarter ended June 30, 2005 from $90.5 million for the quarter ended June 30, 2004. The increase of $15.7 million in tax equivalent interest income is attributable to a $9.3 million increase related to the volume of average interest earning assets and a $6.4 million increase related to the yield on such assets.
     Average interest earning assets increased 7.2% for the quarter ended June 30, 2005 compared to the second quarter of 2004. This increase was primarily driven by an increase in average net loans, which rose 28.1% or $1.3 billion for the second quarter of 2005 compared to the same period in 2004. Due to the continued low interest rate scenario in the mortgage lending market, the average mortgage loan portfolio reflected a growth of 53.8% or $993.3 million. Management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The consumer loan portfolio also reflected an increase of 23.2% or $92.5 million as a result of the Corporation’s marketing strategies to increase its participation in this sector by offering innovative and attractive loan products and credit cards. Average commercial loans reflected an increase of 9.9% or $203.9 million. Average investment securities reflected a decrease of 34.0% or $803.7 million for the second quarter of 2005 compared to the second quarter of 2004 due to the sale of $785 million of investment securities during the first quarter of 2005. Average interest bearing deposits also decreased $43.4 million during the second quarter of 2005, when compared to the same quarter of 2004.
     The average yield on interest earning assets for the semester and the quarter ended June 30, 2005 increased 30 and 46 basis points, respectively compared to the same periods in 2004. These increases were a result of the higher interest rate scenario, specifically, the commercial loan portfolio has a high proportion of loans with floating rates which resulted in an increase in the average yield of this portfolio of 96 basis points for the semester and 115 basis points for the quarter ended June 30, 2005 compared to the same periods in 2004. This was partially offset by lower rates on consumer loans during the periods.
     The Corporation’s interest expense for the quarter ended June 30, 2005 increased by 53.2% to $49.8 million from $32.5 million for the quarter ended June 30, 2004. The $17.3 million increase in interest expense is attributable to a $2.0 million increase related to the volume of interest bearing liabilities and an $15.3 million increase related to the cost of interest bearing liabilities. This increase in interest expense was attributed to an increase of 7.3% or $450.9 million in average interest bearing liabilities, as well as an increase of 90 basis points in the average cost of interest bearing liabilities due to short term interest rate increases. There was an increase of 31.3% or $1.1 billion in the average balance of interest bearing deposits during the second quarter of 2005 compared to the same period in 2004. There was also a decrease of $630.6 million or 23.1% in average borrowings (including term and subordinated notes).
     The following tables show average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and semesters ended June 30, 2005 and 2004.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2005			June 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$140,685	$1,336	3.81%	$50,023	$102	0.82%
Federal funds sold and securities purchased under agreements to resell	173,164	1,320	3.06%	220,408	639	1.17%

Total interest bearing deposits	313,849	2,656	3.39%	270,431	741	1.10%

U.S. Treasury securities	437	3	2.75%	6,651	14	0.85%
Obligations of other U.S. government agencies and corporations	712,772	8,349	4.70%	1,036,163	14,266	5.54%
Obligations of government of Puerto Rico and political subdivisions	81,941	1,183	5.79%	51,964	986	7.63%
Collateralized mortgage obligations and mortgage backed securities	716,544	8,085	4.53%	1,222,463	12,555	4.13%
Other	45,946	292	2.55%	44,134	605	5.51%

Total investment securities	1,557,640	17,912	4.61%	2,361,375	28,426	4.84%

Loans:
Commercial	2,271,136	30,686	5.42%	2,067,254	21,666	4.22%
Construction	194,827	3,270	6.73%	213,842	2,905	5.46%
Consumer	491,300	11,829	9.66%	398,766	11,117	11.21%
Mortgage	2,839,696	37,993	5.37%	1,846,388	23,702	5.16%
Lease financing	116,492	1,896	6.53%	110,736	1,944	7.06%

Gross loans	5,913,451	85,674	5.81%	4,636,986	61,334	5.32%
Allowance for loan losses	(70,232)			(74,160)

Loans, net	5,843,219	85,674	5.88%	4,562,826	61,334	5.41%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,714,708	106,242	5.52%	7,194,632	90,501	5.06%

Total non-interest earning assests	423,891			331,410

Total assets	$8,138,599			$7,526,042

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,972,160	$10,096	2.05%	$1,907,193	$5,907	1.25%
Other time deposits	1,604,749	12,496	3.12%	1,180,961	5,180	1.76%
Brokered deposits	960,207	8,341	3.48%	367,494	2,444	2.67%

Total interest bearing deposits	4,537,116	30,933	2.73%	3,455,648	13,531	1.57%
Borrowings	1,998,156	17,931	3.60%	2,535,778	16,767	2.66%
Term Notes	34,669	226	2.61%	183,901	2,191	4.79%
Subordinated Notes	72,161	698	3.88%	15,925	7	0.18%

Total interest bearing liabilities/interest expense	6,642,102	49,788	3.01%	6,191,252	32,496	2.11%

Total non-interest bearing liabilities	882,172			867,047

Total liabilities	7,524,274			7,058,299

Stockholders’ Equity	614,325			467,743

Total liabilities and stockholders’ equity	$8,138,599			$7,526,042

Net interest income, on a tax equivalent basis		$56,454			$58,005

Net interest spread			2.51%			2.95%
Cost of funding earning assets			2.59%			1.82%
Net interest margin, on a tax equivalent basis			2.94%			3.24%

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2005			June 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$121,216	$1,547	2.57%	$52,322	$234	0.90%
Federal funds sold and securities purchased under agreements to resell	193,070	2,668	2.79%	212,403	1,219	1.15%

Total interest bearing deposits	314,286	4,215	2.70%	264,725	1,453	1.10%

U.S. Treasury securities	5,494	57	2.09%	3,445	15	0.88%
Obligations of other U.S. government agencies and corporations	998,615	26,750	5.40%	1,042,332	29,140	5.62%
Obligations of government of Puerto Rico and political subdivisions	82,283	2,228	5.46%	43,558	1,872	8.64%
Collateralized mortgage obligations and mortgage backed securities	693,672	15,032	4.37%	1,287,993	27,085	4.23%
Other	45,436	659	2.92%	37,827	1,710	9.09%

Total investment securities	1,825,500	44,726	4.94%	2,415,155	59,822	4.98%

Loans:
Commercial	2,232,761	57,189	5.17%	2,039,164	42,723	4.21%
Construction	193,854	6,439	6.70%	211,762	5,163	4.90%
Consumer	478,065	23,221	9.80%	395,514	23,277	11.84%
Mortgage	2,723,950	71,966	5.33%	1,692,399	44,591	5.30%
Lease financing	113,987	3,771	6.67%	109,237	4,039	7.44%

Gross loans	5,742,617	162,586	5.71%	4,448,076	119,793	5.42%
Allowance for loan losses	(69,753)			(73,767)

Loans, net	5,672,864	162,586	5.78%	4,374,309	119,793	5.51%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,812,650	211,527	5.46%	7,054,189	181,068	5.16%

Total non-interest earning assests	388,611			334,708

Total assets	$8,201,261			$7,388,897

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,964,573	$17,889	1.84%	$1,883,859	$11,647	1.24%
Other time deposits	1,531,736	22,218	2.93%	1,149,246	10,165	1.78%
Brokered deposits	776,440	13,107	3.40%	366,804	4,899	2.69%

Total interest bearing deposits	4,272,749	53,214	2.51%	3,399,909	26,711	1.58%
Borrowings	2,362,534	40,197	3.43%	2,485,051	33,327	2.70%
Term Notes	33,096	358	2.18%	175,954	4,280	4.89%
Subordinated Notes	72,371	1,299	3.62%	15,925	28	0.35%

Total interest bearing liabilities/interest expense	6,740,750	95,068	2.84%	6,076,839	64,346	2.13%

Total non-interest bearing liabilities	873,318			833,790

Total liabilities	7,614,068			6,910,629

Stockholders’ Equity	587,193			478,268

Total liabilities and stockholders’ equity	$8,201,261			$7,388,897

Net interest income, on a tax equivalent basis		$116,459			$116,722

Net interest spread			2.62%			3.03%
Cost of funding earning assets			2.45%			1.83%
Net interest margin, on a tax equivalent basis			3.01%			3.33%

Provision for Loan Losses
     The Corporation’s provision for loan losses for the six months ended June 30, 2005 decreased $4.0 million or 27.1% compared to the same period in 2004. For the quarter ended June 30, 2005, the reduction in the provision for loan losses was $2.0 million or 32.5% from $6.0 million for the quarter ended June 30, 2004. The reduction in the provision for loan losses was due to a 20.2% decrease in non-performing loans which are down to $76.6 million as of June 30, 2005, from $96.0 million as of June 30, 2004, and $87.5 million as of December 31, 2004. In addition, there was a reduction in non-performing commercial loans without real estate collateral of $9.2 million or 43.8%, compared to June 2004 which had a direct positive impact on the level of the reserve required for this specific portfolio.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the six month periods ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands)
Bank service fees on deposit accounts	$6,155	$6,441	$3,150	$3,172
Other service fees:
Credit card fees	7,211	6,236	3,715	3,176
Mortgage servicing fees	1,003	818	563	393
Trust fees	1,735	1,482	985	902
Other fees	4,523	4,247	2,019	1,936
Broker/dealer, asset management, and insurance fees	26,339	25,265	13,766	12,814
Gain on sale of securities, net	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Gain (loss) on sale of loans	7,207	157	6,127	(55)
Mortgage servicing rights recognized	55	196	12	105
Trading (losses) gains	(604)	201	(367)	(477)
Gain (loss) on derivatives	2,723	(228)	(90)	(292)
Other gains, net	2,991	3,967	1,389	310
Other	1,602	1,823	817	998

	$71,572	$59,608	$32,484	$23,082

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the six month periods ended		For the quarters ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Broker-dealer	$12,888	$15,291	$6,733	$7,631
Asset management	10,311	7,250	5,282	3,809

Total Santander Securities	23,199	22,541	12,015	11,440
Insurance	3,140	2,724	1,751	1,374

Total	$26,339	$25,265	$13,766	$12,814

     The Corporation’s other income for the six months ended June 30, 2005 increased $12.0 million or 20.1% to $71.6 million from $59.6 million for the same period in 2004. This increase was the result of a higher gain on sale of loans of $7.1 million primarily as a result of the sale of certain previously charged off consumer loans to an unrelated third party. There was also a higher gain on sale of securities of $8.4 million that was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. There was a higher gain on derivatives of $3.0 million and higher broker-dealer, asset management and insurance fees of $1.1 million. These gains were partially offset by lower trading gains of $0.8 million.
     The Corporation’s other income reached $32.5 million for the quarter ended June 30, 2005 compared to $23.1 million for the quarter ended June 30, 2004 reflecting an increase of $9.4 million or 40.7%. This increase was the result of higher gain on sale of loans of $6.2 million. This gain resulted from the sale of certain previously charged off consumer loans to an unrelated third party. In addition, higher broker-dealer, asset management and insurance fees of $1.0 million, higher credit card fees of $0.5 million, and higher recognition of mortgage servicing rights on mortgage loans sold of $0.9 million contributed to the increase in other income for the quarter ended June 30, 2005.
     During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.
     Broker-dealer, asset management and insurance fees reflected increases of $1.1 million and $1.0 million for the semester and the quarter ended June 30, 2005 compared to the same periods in 2004. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 36.8% to the Corporation’s other income for the semester ended June 30, 2005 and 42.4% for the same period in 2004. For the quarter ended June 30, 2005 and 2004, the broker-dealer, asset management and insurance operations contributed 42.4% and 55.5%, respectively to the Corporation’s other income.
     The decrease in broker-dealer commissions is due to the decrease in underwriting activity and a reduction in fixed income activity during the semester and quarter ended June 30, 2005 compared to the same period in 2004. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of closed end mutual funds.
     The Corporation’s gain on sale of loans was primarily due to the sale of certain previously charged off consumer loans to an unrelated third party. There are also sales of loans in the portfolio of mortgage loans held for sale. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns.
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

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Six month periods ended		Quarters ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands)
Salaries	$30,788	$30,099	$15,593	$15,258
Pension and other benefits	23,809	24,236	12,107	11,909
Expenses deferred as loan origination costs	(6,308)	(8,106)	(3,579)	(4,487)

Total personnel costs	48,289	46,229	24,121	22,680

Occupancy costs	8,388	6,670	4,364	3,270

Equipment expenses	2,957	3,602	1,481	1,838

EDP servicing expense, amortization and technical services	14,232	16,097	6,999	7,466

Communications	4,196	4,590	2,180	2,482

Business promotion	5,042	4,312	2,680	2,632

Other taxes	4,188	4,525	2,086	2,251

Other operating expenses:
Professional fees	5,200	5,196	2,565	2,961
Amortization of intangibles	680	411	360	202
Printing and supplies	854	871	482	499
Credit card expenses	4,158	3,649	2,084	1,850
Insurance	1,164	865	601	219
Examinations & FDIC assessment	888	383	447	149
Transportation and travel	1,036	1,097	565	650
Repossessed assets provision and expenses	1,119	1,598	261	562
Collections and related legal costs	968	1,468	438	741
All other	6,738	7,164	2,992	4,206

Other operating expenses	22,805	22,702	10,795	12,039

Non personnel expenses	61,808	62,498	30,585	31,978

Total Operating expenses	$110,097	$108,727	$54,706	$54,658

     For the six months ended June 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 401 basis points to 62.06% from 66.07% for the same period in 2004. For the quarter ended June 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 570 basis points to 61.79% from 67.49% for the same period in 2004. These improvements were the result of higher revenues (excluding gains on sales of securities, loss on extinguishment of debt in 2005 and a gain on the sale of a building during the first quarter of 2004) and stable operating expenses.
     Operating expenses increased $1.4 million or 1.3% for the six-month period ended June 30, 2005 compared to the same period in 2004. There was an increase of $2.1 million in salaries and employee benefits that was only partially offset by a decrease of $0.7 million in other operating expenses. The increase in personnel costs was due to a decrease of $1.8 million in expenses deferred as loan origination costs and higher salaries, temporary expenses and higher expenses related to the in-sourcing of the collections function. These increases were partially offset by a decrease in severance payments. There was also a decrease of $0.4 million in pension and other benefits due to a reduction in commissions and bonuses. Other operating expenses decreased $0.7 million or 1.1% to $61.8 million for the six months ended June 30, 2005 from $62.5 million for the same period in 2004. There were decreases of $1.9 million in EDP servicing expense, amortization and technical services due to lower servicing costs, $0.6 million in equipment expenses primarily in the amortization of EDP equipment as existing equipment becomes fully amortized, $0.5 million in collections and related legal costs, $0.5 in repossessed assets provisions and expenses. These decreases were partially offset by increases in occupancy costs of $1.7 million due primarily to the payment of rent at a new and yet unoccupied facility because of construction delays, an increase in business promotion of $0.7 million consistent with our strategy to increase market share and grow the volume of our business and $0.5 million in examinations & FDIC assessment.
     During the second quarter of 2005 compared to the same period in 2004, operating expenses remained essentially at the same level. An increase in salaries and employee benefits of $1.4 million was offset by a decrease in non personnel expenses of $1.4 million. The increase in salaries and employee benefits was due to higher salaries and a decrease in expenses deferred as loan origination costs, and was partially offset by a decrease in severance payments, commissions and bonuses. Other operating expenses decreased $1.4 million or 4.4% from $32.0 million for the quarter ended June 30, 2004 to $30.6 million for the quarter ended June 30, 2005. This decrease was due primarily to decreases in EDP servicing expense, amortization and technical services of $0.5 million, in professional fees of $0.4 million, in equipment expense of $0.4 million and collections and related legal costs of $0.3 million. These reductions were partially offset by increases in occupancy costs of $1.1 million due in part to payment of rent at a new and yet unoccupied facility because of construction delays, and an increase in business promotion of $0.5 million consistent with our strategy to increase market share and grow the volume of our business.
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
     On August 1, 2005, a temporary, two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The estimated incremental effect of this surtax corresponding to the semester ended June 30, 2005 has been estimated at $0.8 million which will be recorded during the third quarter of 2005.
     The Governor of Puerto Rico submitted to the Legislature on August 3, 2005 a bill which would establish an additional special tax on financial institutions of 4% of net interest income effective for two years beginning January 1, 2005. As of the date of this filing, this bill has not been considered by the Legislature and its ultimate outcome and effect on the operations of the Corporation is not yet determinable.
     The provision for income tax amounted to $15.1 million, or 25.2% of pretax earnings, for the six month period ended June 30, 2005, compared to $2.5 million, or 5.7% of pretax earnings, for the same period in 2004. For the quarter ended June 30, 2005, the provision for income tax was $8.1 million or 29.7% of pretax earnings compared to $0.01 million for the quarter ended June 30, 2004. The increase in the provision for income tax during 2005 was due in part to the release (in 2004) of income tax contingencies related to the closing of an investigation by the Puerto Rico Treasury Department of the Bank’s income tax returns for the years 2001 and 2000. There was also higher taxable income in 2005 than in 2004 due to a change in the composition of the Corporation’s taxable and exempt assets over those periods.

Financial Position – June 30, 2005
Assets
     The Corporation’s assets reached $8.5 billion as of June 30, 2005, a 2.3% or $0.2 billion increase when compared to total assets of $8.3 billion at December 31, 2004 and a 7.3% or $0.6 billion increase when compared to total assets of $8.0 billion at June 30, 2004. As of June 30, 2005 there was an increase of $464.1 million and $1.1 billion in net loans, including loans held for sale, compared to December 31 and June 30, 2004 balances, respectively. The investment securities portfolio decreased by $534.7 million or 26.5% compared to December 31, 2004. During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	December 31,	Increase
	2005	2004	(Decrease)
	(In thousands)
Commercial and industrial	$2,308,776	$2,236,020	$72,756
Construction	202,660	199,799	2,861
Mortgage	2,898,666	2,581,301	317,365
Consumer	511,414	454,260	57,154
Leasing	122,591	112,152	10,439

Gross Loans	6,044,107	5,583,532	460,575
Allowance for loan losses	(65,623)	(69,177)	3,554

Net Loans	$5,978,484	$5,514,355	$464,129

          Net loans, including loans held for sale, at June 30, 2005 were $6.0 billion, reflecting an increase in the loan portfolio of $464.1 million or 8.4% when compared to $5.5 billion at December 31, 2004. The mortgage banking business represented the primary source of growth of the loan portfolio due to aggregate housing demand and prevailing market rates for residential mortgages. Mortgage loans purchased and originated continued to grow during the first semester of 2005 resulting in an increase of $317.4 million or 12.3%, in the mortgage loan portfolio. Mortgage loans originated for the second quarter of 2005 reached $205.1 million and net purchases for the same period were $33.9 million, composed of $89.7 million loans purchased and $55.8 million of loans sold. The mortgage loans purchased and sold during the second quarter of 2005 were negotiated at their fixed rates. Mortgage loan originations for the first semester of 2005 reached $377.4 million and net purchases for the same period were $144.5 million composed of $289.9 million loans purchased and $145.4 million loans sold. Of the $289.9 million of loans purchased during the first semester of 2005, $200.2 million were fixed rate loans that were swapped to create floating rate assets and the mortgage loans were sold at their fixed rates.
          Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. Business has grown during 2004 and into 2005 due in part to the success of campaigns designed to improve penetration of the middle-market customer base. The Corporation has also established the so called “Business Orientation Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional segment coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The commercial and industrial loan portfolio also reflected an increase of $72.8 million or 3.3% over the six months ended June 30, 2005 while consumer loans grew 12.6% to $511.4 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and the internet. Growth in the consumer loan portfolio came as a result of a shift in the acquisition strategy, with emphasis on pre-approved/pre-qualified solicitations in the personal loans and bankcards portfolios. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, the Corporation has been able to continue growing its loan portfolio.
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
          Commercial and construction loans over a predetermined amount are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan”. A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, we may measure impairment based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustments to the analysis are tracked and formal justification is documented detailing the rationale for such adjustments.
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
          On a quarterly basis, management reviews its determination of the allowance for loan losses which includes the specific allowance computed according to the provisions of SFAS No. 114 and the general allowance for small-homogenous type loans, which is based on historical loss percentages for each type or pool of loan. This analysis also considers loans classified by the internal loan review department, the internal auditors, the in-house Watch System Unit, and banking regulators.
          The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods.
ALLOWANCE FOR LOAN LOSSES

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$69,177	$69,693	$69,205	$71,689
Provision for loan losses	10,750	14,750	4,050	6,000
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(392)	—	(158)

	79,927	84,051	73,255	77,531

Losses charged to the allowance:
Commercial and industrial	5,394	13,042	1,355	9,624
Construction	1,438	—	1,438	—
Consumer	10,072	10,333	5,690	4,972
Leasing	566	837	231	526

	17,470	24,212	8,714	15,122

Recoveries:
Commercial and industrial	949	2,546	483	1,535
Consumer	2,020	4,051	492	2,601
Leasing	197	229	107	120

	3,166	6,826	1,082	4,256

Net loans charged-off	14,304	17,386	7,632	10,866

Balance at end of period	$65,623	$66,665	$65,623	$66,665

Ratios:
Allowance for loan losses to period-end loans	1.09%	1.36%	1.09%	1.36%
Recoveries to charge-offs	18.12%	28.19%	12.42%	28.14%
Annualized net charge-offs to average loans	0.50%	0.79%	0.52%	0.94%
          During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$1,269	$879	$1,533	$1,113
Provision for losses on unfunded commitments and standby letters of credit	234	392	(30)	158

Balance at end of period	$1,503	$1,271	$1,503	$1,271

          One of the Corporation’s specific goals for 2005 is to continue improving the quality of its loan portfolio by strengthening its collection efforts. The Corporation’s allowance for loan losses was $65.6 million or 1.09% of period-end loans at June 30, 2005 a 27 basis point reduction compared to $66.7 million, or 1.36% of period-end loans at June 30, 2004. The decrease in this ratio was partially due to lower non-performing loans during the period. The reduction in the provision for loan losses was due to a 20.2% decrease in non-performing loans which are down to $76.6 million as of June 30, 2005, from $96.0 million as of June 30, 2004, and $87.5 million as of December 31, 2004. In addition, there was a reduction in non-performing commercial loans without real estate collateral of $9.2 million or 43.8%, compared to June 2004 which had a direct positive impact on the level of the reserve required for this specific portfolio. The coverage ratio (allowance for loan losses to non-performing loans) increased to 85.64% at June 30, 2005, from 69.45% at June 30, 2004. At December 31, 2004, the coverage ratio was 79.05%. Excluding non-performing mortgage loans (which have immaterial historical losses) this ratio is 208.0% at June 30, 2005 compared to 140.4% as of June 30, 2004 and 135.0% as of December 31, 2004.
          The annualized ratio of net charge-offs to average loans for the semester ended June 30, 2005 improved 29 basis points to 0.50% from 0.79% reported for the semester ended June 30, 2004. For the quarter ended June 30, 2005, the annualized ratio of net charge-offs to average loans decreased 42 basis points to 0.52% from 0.94% for the same period in 2004.
          At June 30, 2005, the allowance for loan losses was $65.6 million, a decrease of $3.6 million or 5.1% over the allowance at December 31, 2004 and a decrease of $1.0 million, from $66.7 million at June 30, 2004. At June 30, 2005, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $63.0 million and $2.0 million, respectively. At December 31, 2004 impaired loans with related allowance amounted to $80.1 million and $4.9 million.
          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses in its loan portfolio. Management expects to continue the positive trend experienced during the last two years by continuing to improve the quality of its loan portfolio, improving collection efforts and continuing with its stringent lending criteria.
Non-performing Assets and Past Due Loans
          As of June 30, 2005, the Corporation’s total non-performing loans (excluding other real estate owned) decreased to $76.6 million or 1.27% of total loans from $87.5 million or 1.57% of total loans as of December 31, 2004. Non-performing mortgage loans increased $8.8 million, however the Corporation has historically experienced a low loss rate on this portfolio. The non-performing commercial loan portfolio (without real estate collateral) reflected a decrease of $16.2 million or 58.0% compared to December 31, 2004. The decrease in this higher risk portfolio had a positive impact on the determination of the allowance for loan losses. Construction, consumer and lease financing loans also reflected decreases during the first semester of 2005. Restructured loans increased to $7.0 million at June 30, 2005, from $2.6 million at December 31, 2004. As of July 31, 2005, one restructured loan amounting to $4.0 million was fully repaid. As of June 30, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 85.64% from 79.05% as of December 31, 2004 and 69.45% as of June 30, 2004.
          The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and Industrial	$11,753	$27,975
Construction	5,455	11,200
Mortgage	45,074	36,252
Consumer	5,166	6,808
Leasing	2,150	2,715
Restructured Loans	7,033	2,560

Total non-performing loans	76,631	87,510
Repossessed Assets	6,387	3,937

Total non-performing assets	$83,018	$91,447

Accruing loans past-due 90 days or more	$3,316	$3,377
Non-Performing loans to total loans	1.27%	1.57%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.32%	1.63%
Non-Performing assets to total assets	0.97%	1.10%
Liabilities
          As of June 30, 2005, total liabilities reached $8.0 billion, an increase of $172.9 million compared to the December 31, 2004 balance. This increase in total liabilities was principally due to increases in deposits of $971.0 million or 20.5%, in accrued interest payable of $14.7 million or 64.9% and in other liabilities of $45.1 million or 29.7%. These increases were partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $857.8 million. Federal funds purchased and other borrowings decreased $29.8 million, repurchase agreements decreased $472.9 million and commercial paper decreased $365.0 million.
          At June 30, 2005, total deposits were $5.7 billion, reflecting an increase of $971.0 million, or 20.5% over deposits of $4.7 billion as of December 31, 2004. This change was composed of an increase of $545.0 million in brokered deposits and $426.0 million in customer deposits. Non-interest bearing deposits reflected an increase of $48.6 million or 6.5% compared to December 31, 2004. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
          Total borrowings at June 30, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $855.2 million or 29.9% and $857.8 million or 30.0%, compared to borrowings at June 30, 2004 and December 31, 2004, respectively. The reduction in higher cost borrowings was the result of the extinguishment of certain repurchase agreements that were funding part of the position of investment securities sold.
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

          Stockholders’ equity was $571.3 million, or 6.7% of total assets at June 30, 2005, compared to $556.0 million or 6.7% of total assets at December 31, 2004. The increase in stockholders’ equity was mainly due to net income for the period and was partially offset by unrealized losses on investment securities available for sale and dividends declared.
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
          During the first semester of 2005, the Corporation declared a cash dividend of 32 cents per common share, and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 2.55%.
          There were no stock repurchases during 2005 and 2004 under the Stock Repurchase Program. As of June 30, 2005, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
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
          As of June 30, 2005, the Corporation’s common stock price per share was $25.06, a market capitalization of $1.2 billion.
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
          As of June 30, 2005, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2005 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2005 were 9.75% and 12.34%, respectively, and the leverage ratio was 6.52%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of June 30, 2005 and December 31, 2004.
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
Hedging Activities:
          The following table summarizes the derivative contracts designated as hedges as of June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Forward	$183,878	$(5,123)	$—	$(323)
Interest Rate Swaps	100,000	(116)	—	1,298
Fair Value Hedges
Interest Rate Swaps	2,194,828	(31,314)	387	—

Totals	$2,478,706	$(36,553)	$387	$975

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,244)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	1,545,634	(29,643)	579	—

Totals	$1,645,634	$(31,887)	$579	$3,463

*	The notional amount represents the gross sum of long and short.
**	Net of tax.
Cash Flow Hedges:
          The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item’s periodic variable rate with the hedging item’s benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the consolidated statement of income.
          As of June 30, 2005, the Corporation had a FX swap with a notional value of $183.9 million and $100 million of term funds swap classified as cash flow hedges. Both hedges mature in 2005. As of June 30, 2005, the total amount, net of tax, included in accumulated other comprehensive loss pertaining to the cash flow hedges was an unrealized gain of $1.3 million which the Corporation expects to reclassify into earnings during the next six months. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.4 million.
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
          The fair value hedges have maturities through the year 2032 as of June 30, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts is 4.69% and 4.42%, and 4.64% and 4.07%, as of June 30, 2005 and December 31, 2004, respectively.
          As of June 30, 2005 and December 31, 2004, respectively, $2.2 billion and $1.5 billion were designated as fair value hedges, of which $1.1 billion and $586.6 million were associated to the swapping of fixed rate certificate of deposits and other obligations. The Corporation regularly issues fixed term certificates of deposit and other obligations, which it in turn swaps to create synthetic floating rate obligations via interest rate swaps. In these cases, the Corporation matches all of the relevant economic variables (notional amount, interest rate, payment date, and other terms) of the fixed rate obligations it issues to the fixed rate portion of the interest rate swap (which it receives from the counterparty) and pays the floating rate portion of the interest rate swap.
          The remaining $1.1 billion and $930.1 million designated as fair value hedges as of June 30, 2005 and December 31, 2004, respectively, were associated with fixed rate residential mortgage loans that were swapped to create synthetic floating rate assets. In addition to originating residential mortgage loans for its portfolio, the Corporation also purchases fixed rate residential mortgage loans from third parties. Fixed rate mortgage loans expose the Corporation to variability in their fair market value due to changes in interest rates. Management believes it is prudent to limit the variability in the fair market value of a portion of its fixed rate mortgage loan portfolio. To meet this objective, the Corporation has purchased fixed rate 1-4 family residential mortgage loans from local financial institutions (the “Selling Counterparty”), and simultaneously entered into agreements with the Selling Counterparty to convert the fixed rate interest payments on the loans to uncapped floating rate interest payments on the same notional amount. The net effect of these transactions is the creation of a synthetic floating rate mortgage loan (the “Floating Rate Mortgage Loans”) in which the Corporation receives three-month LIBOR plus 150 basis points spread (the “Variable Rate”). At June 30, 2005 and December 31, 2004, the weighted average Variable Rate at period end was 4.64% and 3.82%, respectively; and the weighted average pay fixed rate at each period end was 6.15%. As of June 30, 2005 and December 31, 2004, $687.8 million and $577.6 million of these Floating Rate Mortgage Loans were subject to a conditional call provision at fair market value, but not less than the outstanding principal balance, at the option of the Selling Counterparty, in the event the Variable Rate equals or exceeds an agreed upon rate, which approximates the weighted average fixed rate in the underlying mortgage loans (the “Call Rate”). The average Call Rate was equal to 6.00% and 6.04% at June 30, 2005 and December 31, 2004, respectively.
Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as both a market maker or proprietary position taker. The Corporation’s mission is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. The market and credit risk associated with this activity is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$1,401,390	$77	$37
Interest Rate Caps	73,887	(1)	10
Other	7,589	(9)	(14)
Equity Derivatives	214,138	—	2,303

Totals	$1,697,004	$67	$2,336

	December 31, 2004
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$335,426	$568	$(69)
Interest Rate Caps	67,971	(16)	22
Other	2,415	3	3
Equity Derivatives	138,895	—	2,924

Totals	$544,707	$555	$2,880

*	The notional amount represents the gross sum of long and short.

PART I — ITEM 3
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
          The Corporation’s one-year cumulative GAP position at June 30, 2005, was negative $1.1 billion or -13.51% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at June 30, 2005 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2005

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:

Investment Portfolio	$168,216	$73,704	$342,271	$834,203	$68,565	$—	$43,965	$1,530,924
Deposits in Other Banks	555,623	—	—	—	—	—	193,613	749,236
Loan Portfolio
Commercial	1,398,511	239,481	214,529	316,053	144,952	45,362	72,479	2,431,367
Construction	183,363	627	3,191	9,076	6,403	—	—	202,660
Consumer	200,133	72,715	160,036	65,882	7,942	8	4,698	511,414
Mortgage	84,511	268,931	623,473	530,604	952,156	408,697	30,294	2,898,666
Fixed and Other Assets	—	—	—	—	—	—	205,756	205,756

Total Assets	$2,590,357	$655,458	$1,343,500	$1,755,818	$1,180,018	$454,067	$550,805	$8,530,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$264,592	$—	$—	$—	$—	$—	$—	$264,592
Repurchase Agreements	376,526	—	300,006	—	200,000	—	—	876,532
Federal Funds	750,541	—	—	—	—	—	—	750,541
Deposits
Certificates of Deposit	1,338,514	558,558	397,119	566,880	49,808	4,644	(10,823)	2,904,700
Non-interest bearing deposits	178,885	93,833	29,572	490,377	—	—	—	792,667
NOW and Savings Accounts	502,112	268,428	492,040	759,377	—	—	(179)	2,021,778
Term and Subordinated Debt	—	—	—	24,440	14,282	75,134	—	113,856
Other Liabilities and Capital	—	—	—	—	—	—	805,357	805,357

Total Liabilities and Capital	$3,411,170	$920,819	$1,218,737	$1,841,074	$264,090	$79,778	$794,355	$8,530,023

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$2,015,467	$546,158	$465,017	$503,148	$62,321	$104,107	$—	$3,696,218
Interest Rate Swaps (Liabilities)	2,140,037	462,098	321,719	213,547	286,581	272,236	—	3,696,218
Caps	37,880	—	—	36,007	—	—	—	73,887
Caps Final Maturity	36,007	—	—	37,880	—	—	—	73,887

GAP	$(943,510)	$(181,301)	$268,061	$202,472	$691,668	$206,160	$(243,550)	$—

Cumulative GAP	$(943,510)	$(1,124,811)	$(856,750)	$(654,278)	$37,390	$243,550	$—	$—

Cumulative interest rate gap to earning assets	-11.33%	-13.51%	-10.29%	-7.86%	0.45%	2.93%
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
          The ALCO has decided to run a negative interest rate gap to capitalize on current spreads between short and long term interest rates while preparing for higher short-term rates. To that effect, the investment portfolio was restructured, selling Agency bullet securities, and canceling certain associated repurchase agreements. This strategy slightly decreased the duration of the portfolio and shortened the repricing gap.
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
          As of June 30, 2005, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $11.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $25.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $59.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $125.0 million limit.
          As of June 30, 2005 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the federal funds market, FHLB advances, commercial paper program, repurchase agreements and retail and institutional certificate of deposit programs. As of June 30, 2005, the Corporation had $3.0 billion in unsecured lines of credit ($2.7 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.5 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
          The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander or affiliates because Puerto Rico’s tax code requires local corporations to withhold

29% of the interest income paid to non-resident affiliates. The Corporation currently maintains two intra-group credit lines provided by Santander and affiliates: an annual revolving credit line for a total of $150 million and JPY 19.5 billion (approximately $180.5 million), respectively both of which were fully utilized as of June 30, 2005.
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
          On July 12, 2005, the Corporation issued its Pre-Effective Amendment No. 1 to Form S-3. This Form S-3 was issued in order to offer and sell from time to time up to $350,000,000 of debt securities, preferred stock and common stock; and to offer and sell up to 6,000,000 shares of common stock owned by Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), the Corporation’s principal stockholder. The Corporation intends to use the net proceeds from the sale of securities for general corporate purposes which may include making investments in, or extensions of credit to its subsidiaries; financing acquisitions and/or business expansions and repaying or refinancing outstanding borrowings. The selling stockholder will receive all of the proceeds from sales of the shares of the Corporation’s common stock offered by it from time to time. The Corporation will not receive any of the proceeds from such sale of its common stock.
          During 2004 the Corporation undertook several financing transactions to fund its operations, including cash flow requirements and future growth. On October 7, 2004, the Corporation issued $75 million of its 6.30% Subordinated Notes due June 2032 that are swapped to create a floating rate source of funds. In addition, during the first quarter of 2004, Banco Santander issued $30 million in S&P Linked Notes to obtain long term financing. These notes have an option agreement in order to manage the interest rate risk.
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2005, the Corporation had a liquidity ratio of 6.87%. At June 30, 2005, the Corporation had total available liquid assets of $657.2 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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
          None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Santander BanCorp’s Annual Meeting of Stockholders was held on April 28, 2005. A quorum was obtained with 46,060,557 shares represented in person or by proxy, which represents 98.76% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•	The following three directors were elected for a three-year term, ending in April 2008:

	For	Withheld
Carlos M. García	44,970,713	1,089,843
José R. González	45,030,184	1,030,372
Roberto H. Valentín	45,947,472	113,084
•	A proposal to approve the 2005 Employee Stock Option Plan was approved with the following results:

For	41,046,912
Against	2,485,730
Abstained	4,400
•	A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2005 was approved with the following results:

For	46,050,107
Against	10,229
Abstained	225
ITEM 5 – OTHER INFORMATION
     None

ITEM 6 – EXHIBITS

A.Exhibit No.	Exhibit Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander Bancorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10K-12/31/04

(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander Puerto Rico	Exhibit 10A10K-12/31/02

(10.2)	Deferred Compensation Contract – Benito Cantalapiedra	Exhibit 10B10K-12/31/02

(10.3)	Deferred Compensation Contract – María Calero	Exhibit 10C10K-12/31/02

(10.4)	Employment Contract – José Ramón González	Exhibit 10.110Q-03/31/05

(10.5)	Employment Contract – Carlos M. García	Exhibit 10.210Q-03/31/05

(10.6)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A10Q-06/30/03

(10.7)	Employment Contract – Roberto Córdova	Exhibit 10.310Q-03/31/05

(10.8)	Employment Contract – Bartolomé Vélez	Exhibit 10.410Q-03/31/05

(10.9)	Employment Contract – Lillian Díaz	Exhibit 10.510Q-03/31/05

(10.10)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1210KA-12/31/03

(10.11)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1310KA-12/31/03

(10.12)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04

(10.13)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.1510Q-03/31/04

(10.14)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

(14)	Code of Ethics	Exhibit 14 10K-12/31/04

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-03/26/05

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: August 8, 2005	By:/s/ José Ramón González
President and Chief Executive Officer

Dated: August 8, 2005	By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: August 8, 2005	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer