Form 10-Q
period 2005-09-30
SANTANDER BANCORP
filed 2005-11-09
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2005
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
Yes ☑ No ☐
If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2005

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$130,584	$110,148
Interest-bearing deposits	9,839	42,612
Federal funds sold and securities purchased under agreements to resell	248,585	326,650

Total cash and cash equivalents	389,008	479,410

INTEREST BEARING DEPOSITS	101,044	50,000
TRADING SECURITIES	51,088	34,184
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,061,243	1,454,858
Other investment securities available for sale	617,289	523,274

Total investment securities available for sale	1,678,532	1,978,132

OTHER INVESTMENT SECURITIES, at amortized cost	37,500	37,500
LOANS HELD FOR SALE, net	220,591	271,596
LOANS, net	5,922,929	5,242,759
PREMISES AND EQUIPMENT, net	55,257	52,854
ACCRUED INTEREST RECEIVABLE	64,116	44,682
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	9,895	8,003
OTHER ASSETS	134,346	107,869

	$8,699,097	$8,341,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest bearing	$651,853	$744,019
Interest-bearing	5,216,845	4,004,120

Total deposits	5,868,698	4,748,139

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	650,000	780,334
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,018,187	1,349,444
COMMERCIAL PAPER ISSUED	229,852	629,544
TERM NOTES	39,902	31,457
SUBORDINATED CAPITAL NOTES	72,985	72,588
ACCRUED INTEREST PAYABLE	49,527	22,666
OTHER LIABILITIES	202,820	151,605

Total liabilities	8,131,971	7,785,777

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued; 46,639,104 shares outstanding in September 2005 and December 2004.	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in September 2005 and December 2004.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(35,134)	(6,818)
Retained earnings-
Reserve fund	127,086	127,086
Undivided profits	111,929	72,490

Total stockholders’ equity	567,126	556,003

	$8,699,097	$8,341,780

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands, except per share data)

	For the nine month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$255,205	$184,995	$93,628	$66,242
Investment securities	54,723	76,817	16,309	25,070
Interest bearing deposits	2,741	573	1,194	338
Federal funds sold and securities purchased under agreements to resell	3,490	2,018	822	799

Total interest income	316,159	264,403	111,953	92,449

INTEREST EXPENSE:
Deposits	88,386	42,115	35,172	15,404
Securities sold under agreements to repurchase and other borrowings	61,481	58,688	20,926	21,081
Subordinated capital notes	2,094	54	795	25

Total interest expense	151,961	100,857	56,893	36,510

Net interest income	164,198	163,546	55,060	55,939
PROVISION FOR LOAN LOSSES	15,400	21,770	4,650	7,020

Net interest income after provision for loan losses	148,798	141,776	50,410	48,919

OTHER INCOME (LOSS):
Bank service charges, fees and other	31,266	28,949	10,640	9,725
Broker-dealer, asset management and insurance fees	40,558	38,176	14,219	12,911
Gain on sale of securities, net	17,838	11,465	462	2,462
Gain (Loss) on extinguishment of debt	(5,959)	—	784	—
Gain on sale of mortgage servicing rights	69	284	14	88
Gain (loss) on sale of loans	7,874	(84)	666	(240)
Gain on sale of building	—	2,754	—	—
Other	8,594	6,463	1,883	3,452

Total other income	100,240	88,007	28,668	28,398

OPERATING EXPENSES:
Salaries and employee benefits	72,288	69,037	23,998	22,808
Occupancy costs	12,581	10,109	4,193	3,439
Equipment expenses	2,703	2,848	903	963
EDP servicing, amortization and technical expenses	23,727	25,688	8,338	7,873
Communication expenses	6,200	6,792	2,004	2,202
Business promotion	8,239	7,140	3,198	2,828
Other taxes	6,293	6,574	2,105	2,049
Other	33,992	34,390	11,187	11,689

Total operating expenses	166,023	162,578	55,926	53,851

Income before provision for income tax	83,015	67,205	23,152	23,466
PROVISION FOR INCOME TAX	21,186	4,075	6,087	1,597

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$61,829	$63,130	$17,065	$21,869

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.33	$1.35	$0.37	$0.47

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND THE YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands)

	Nine month period ended	Year ended
	September 30, 2005	December 31, 2004
Common Stock:
Balance at beginning of period	$126,626	$116,026
Stock dividend distributed	—	10,600

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	304,171	211,742
Stock dividend distributed	—	92,429

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(30,081)	9,094
Unrealized net gain on cash flow hedges, net of tax	1,765	3,463
Minimum pension liability, net of tax	—	90

Balance at end of period	(35,134)	(6,818)

Reserve Fund:
Balance at beginning of period	127,086	119,432
Transfer from undivided profits	—	7,654

Balance at end of period	127,086	127,086

Undivided Profits:
Balance at beginning of period	72,490	120,649
Net income	61,829	84,459
Transfer to reserve fund	—	(7,654)
Deferred tax benefit amortization	(3)	(13)
Common stock cash dividends	(22,387)	(21,922)
Stock dividend distributed	—	(103,029)

Balance at end of period	111,929	72,490

Total stockholders’ equity	$567,126	$556,003

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTH PERIODS AND THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income	$61,829	$63,130	$17,065	$21,869

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities available for sale, net of tax	(15,731)	4,030	(15,931)	(3,856)
Reclassification adjustment for (gains) losses included in net income, net of tax	(14,350)	(9,864)	1,357	(8,424)
Unrealized losses on investments securities transferred to the held to maturity category, net of amortization	—	(27)	—	(16)

Unrealized losses on investment securities available for sale, net of tax	(30,081)	(5,861)	(14,574)	(12,296)

Unrealized gains on cash flow hedges, net of tax	1,765	2,609	790	2,099
Reclassification adjustment for losses included in net income, net of tax	—	(2)	—	(1)

Unrealized gains on cash flow hedges, net of tax	1,765	2,607	790	2,098

Other comprehensive loss, net of tax	(28,316)	(3,254)	(13,784)	(10,198)

Comprehensive income	$33,513	$59,876	$3,281	$11,671

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine month periods ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,829	$63,130

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,597	9,940
Deferred tax provision	3,004	1,318
Provision for loan losses	15,400	21,770
Gain on sale of building	—	(2,754)
Gain on sale of securities	(17,838)	(11,465)
Loss (gain) on sale of loans	(7,874)	84
Gain on sale of mortgage servicing rights	(69)	(284)
Gain on derivatives	(1,884)	(198)
Trading gains	(780)	(908)
Net premium amortization on securities	3,314	2,825
Net premium amortization on loans	2,215	3,623
Purchases and originations of loans	(556,939)	(534,850)
Proceeds from sales of loans	245,947	126,512
Repayments of loans held for sale	9,196	36,438
Proceeds from sales of trading securities	1,200,411	1,704,903
Purchases of trading securities	(1,216,535)	(1,674,871)
Increase in accrued interest receivable	(19,434)	(8,956)
(Increase) decrease in other assets	(6,615)	3,888
Increase in accrued interest payable	26,861	4,518
Increase (decrease) in other liabilities	25,021	(1,873)

Total adjustments	(287,002)	(320,340)

Net cash used in operating activities	(225,173)	(257,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(51,044)	(40,000)
Proceeds from sales of investment securities available for sale	906,150	1,450,058
Proceeds from maturities of investment securities available for sale	13,975,695	1,584,455
Purchases of investment securities available for sale	(14,740,643)	(2,585,303)
Proceeds from maturities of investment securities held to maturity	—	35,825
Purchases of investment securities held to maturity	—	(52,566)
Repayment of securities and securities called	126,676	170,071
Payments on derivative transactions	2,303	—
Purchases of mortgage loans	(490,034)	(756,682)
Net decrease in loans	135,513	47,100
Proceeds from sales of mortgage servicing rights	69	284
Proceeds from sale of building	—	14,000
Capital expenditures	(6,828)	(1,772)

Net cash used in investing activities	(142,143)	(134,530)

(Continued)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine month periods ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,144,667	$377,312
Net (decrease) increase in federal funds purchased and other borrowings	(130,334)	372,000
Net decrease in securities sold under agreements to repurchase	(331,257)	(506,611)
Net (decrease) increase in commercial paper issued	(399,692)	344,472
Net increase (decrease) in term notes	8,445	(41,685)
Net increase in subordinated capital notes	9	—
Dividends paid	(14,924)	(9,330)

Net cash provided by financing activities	276,914	536,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	(90,402)	144,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$389,008	$537,651

(Concluded)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTERS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. (“Santander”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the quarters and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.
     The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The interim consolidated financial statements as of and for the nine month period ended September 30, 2005 included herein have been prepared on a consistent basis with the audited consolidated financial statements as of and for the year ended December 31, 2004.
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
Investment Securities
     Investment securities may be classified in four categories and accounted for as follows:
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
     Homogeneous loans, such as consumer installment, credit cards and residential mortgage loans are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category, market loss trends and other relevant economic factors.
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
Mortgage Servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of September 30, 2005 or December 31, 2004.
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
Wealth Management Commissions
     Commissions of the Corporation’s broker-dealer operations are composed of brokerage commission income and expenses and proprietary securities transactions recorded on a trade date basis. Investment banking revenues include gains, losses and fees net of syndicate expenses, arising from securities offerings in which the Corporation acts as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on trade date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Revenues from portfolio and other management and advisory fees include fees and advisory charges resulting from the asset management of certain funds and are recognized over the period when services are rendered.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share was 46,639,104 for each of the quarters and nine month periods ended September 30, 2005 and 2004, respectively. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2005 and 2004.
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
     On March 3, 2005, the FASB Staff issued FSP FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”)”. This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the third quarter of 2005 and did not have a material impact on the Corporation’s consolidated results of operations and financial position.
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

2. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$353,827	$1	$952	$352,876	2.90%
After one year but within five years	231,444	—	6,825	224,619	3.63%
After five years but within ten years	257,764	—	6,299	251,465	4.12%

	843,035	1	14,076	828,960	3.47%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,550	90	2	12,638	4.91%
After one year but within five years	11,170	10	50	11,130	4.02%
After five years but within ten years	12,885	—	258	12,627	4.26%
Over ten years	8,013	19	64	7,968	6.25%

	44,618	119	374	44,363	4.74%

Mortgage-backed securities:
Over ten years	823,085	—	17,951	805,134	5.01%

Foreign securities:
After one year but within five years	75	—	—	75	5.60%

	$1,710,813	$120	$32,401	$1,678,532	4.33%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year but within five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years but within ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year but within five years	21,777	412	—	22,189	4.51%
After five years but within ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year but within five years	839	51	—	890	8.36%
After five years but within 10 years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign Securities:
Within one year	75	—	—	75	6.98%
After one year but within five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
     The number of positions, fair value and unrealized losses at September 30, 2005, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	5	$514,992	$6,177	6	$307,257	$7,899	11	$822,249	$14,076
Commonwealth of Puerto Rico and its subdivisions	16	23,612	374	—	—	—	16	23,612	374
Mortgage-backed securities	23	518,568	6,509	8	286,566	11,442	31	805,134	17,951

	44	$1,057,172	$13,060	14	$593,823	$19,341	58	$1,650,995	$32,401

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
     As of September 30, 2005, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. Government agencies were caused by interest rate increases. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2005. The unrealized losses in the Corporation’s investment in federal agency mortgage backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in fair value is attributable to changes in interest rates and not credit quality, and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2005.
3. Loans
     The Corporation’s loan portfolio at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Commercial and industrial	$2,299,589	$2,236,253
Consumer	537,296	448,385
Leasing	136,233	126,148
Construction	216,400	201,041
Mortgage	2,806,885	2,306,473

	5,996,403	5,318,300
Unearned income and deferred fees/costs	(7,423)	(6,364)
Allowance for loan losses	(66,051)	(69,177)

	$5,922,929	$5,242,759

4. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the nine month periods ended		For the quarters ended
	Sept. 30 2005	Sept. 30,2004	Sept. 30,2005	Sept. 30,2004
		(in thousands)
Balance at beginning of period	$69,177	$69,693	$65,623	$66,665
Provision for loan losses	15,400	21,770	4,650	7,020
Retroactive reclassification of provision for commitments, unused lines and standby letter of credit	—	—	—	392

	84,577	91,463	70,273	74,077

Losses charged to the allowance:
Commercial	6,777	14,848	1,383	1,806
Construction	1,438	—	—	—
Consumer	13,661	14,821	3,589	4,488
Leasing	706	1,212	140	375

	22,582	30,881	5,112	6,669

Recoveries:
Commercial	1,315	4,013	366	1,467
Consumer	2,290	5,767	270	1,716
Leasing	451	369	254	140

	4,056	10,149	890	3,323

Net loans charged off	18,526	20,732	4,222	3,346

Balance at end of period	$66,051	$70,731	$66,051	$70,731

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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Retail Banking segment and the Wealth Management segment as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Retail Banking	$10,537	$10,537
Wealth Management	24,254	24,254

	$34,791	$34,791

     Goodwill assigned to the Retail Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico (“BCHPR”) in 1996, and the goodwill assigned to the Wealth Management segment is related to the acquisition of Merril Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000. There has been no impairment of goodwill for any of the periods reported.
Other Intangible Assets
     Other intangible assets subject to amortization at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Mortgage-servicing rights	$8,545	$6,503
Advisory servicing rights	1,350	1,500

	$9,895	$8,003

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life.
6. Other Assets
     Other assets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets, net	$15,334	$2,344
Accounts receivable	58,728	61,311
Securities sold not delivered, net	—	669
Other real estate	6,090	3,034
Software	9,542	12,263
Prepaid expenses	10,282	9,447
Customers’ liabilities on acceptances	1,688	2,166
Other	32,682	16,635

	$134,346	$107,869

7. Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$650,000	$1,018,187	$229,852

Average indebtedness outstanding during the period	$745,690	$1,077,610	$454,738

Maximum amount outstanding during the period	$895,569	$1,565,269	$830,000

Average interest rate for the period	3.06%	4.13%	2.98%

Average interest rate at period end	3.64%	4.29%	3.72%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the year	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the year	$1,033,051	$2,052,790	$675,000

Average interest rate for the year	1.75%	3.48%	1.53%

Average interest rate at year end	2.09%	4.11%	2.38%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$—	$205,334
Over ninety days	650,000	575,000

Total	$650,000	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$668,181	$374,438
Over ninety days	350,006	975,006

Total	$1,018,187	$1,349,444

Commercial paper issued:
Within thirty days	$229,852	$629,544

     As of September 30, 2005 and December 31, 2004, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 25.41 months and 21.18 months, respectively.

     As of September 30, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	Balance of	Underlying	Average maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$92,313	$94,823	0.23
Federal Home Loan Bank New York	100,000	98,459	30.54
Barclays Capital	204,967	209,171	0.24
JP Morgan Chase Securities, Inc.	187,610	193,616	0.35
Lehman Brothers RS	250,006	277,230	77.21
UBS Financial Services, Inc.	183,291	187,944	0.32

	$1,018,187	$1,061,243	22.15

There may be a penalty on early termination of these securities sold under agreements to repurchase.

The following investment securities were sold under agreements to repurchase:

	September 30, 2005
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate

	(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$295,158	$262,860	$295,158	5.43%
Mortgage-backed securities	766,085	755,327	766,085	3.87%

Total	$1,061,243	$1,018,187	$1,061,243	4.30%

	December 31, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate

	(Dollars in thousands)
Obligations of the Treasury and agencies of the U.S. Government	$1,085,183	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,454,858	$1,349,444	$1,454,858	4.49%

8. Derivative Financial Instruments:
As of September 30, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive Income*
			the nine month	for the nine month
	Notional		period ended	period ended
	Value	Fair Value	September 30, 2005	September 30, 2005

	(In thousands)
CASH FLOW HEDGES
Foreign currency forward	$183,878	$(10,999)	$—	$396
Interest rate swaps	—	—	—	1,369
FAIR VALUE HEDGES
Interest rate swaps	2,347,856	(24,957)	(214)	—
OTHER DERIVATIVES
Options	121,606	16,741	6,381	—
Embedded options on stock-indexed deposits and notes	121,606	(16,741)	(4,078)	—
Interest rate caps	39,084	63	117	—
Customer interest rate caps	37,287	(61)	(104)	—
Customer interest rate swaps	707,604	1,609	2,547	—
Interest rate swaps	686,604	(1,297)	(2,750)	—
Loan commitments	12,266	(12)	(15)	—

			$1,884	$1,765

*	Net of tax

     As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Value	Value	2004	2004

	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,244)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	1,545,634	(29,643)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits and notes	69,125	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	32,975	38	(217)	—
Customer interest rate swaps	167,713	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

*	Net of tax
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On May 31, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 19,500,000,000 Japanese Yen (“JPY”) for a six month term at a per annum rate of 0.1866%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in U.S. Dollars (“USD”), management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $180 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD and bought JPY forward and sold USD, in this manner eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 3.63%, this rate is equivalent to the six-month LIBOR (as of the date of the transaction) plus 9 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap is $183.9 million and matures in late 2005.
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and matured in July 2005. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the $100 million interest rate swap was an unrealized loss of $1.4 million.
     As of September 30, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $2.3 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.70% and 4.78%, respectively. As of September 30, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.3 billion and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds, and $974 million of fixed rate mortgage loans swapped to create floating rate assets. These swaps were designated as a fair value hedges. For the nine months ended September 30, 2005, the Corporation recognized a loss of approximately $0.2 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.

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
     The $974 million and $930.1 million designated as fair value hedges as of September 30, 2005 and December 31, 2004, respectively, were associated with fixed rate residential mortgage loans that were swapped to create synthetic floating rate assets. In addition to originating residential mortgage loans for its portfolio, the Corporation also purchases fixed rate residential mortgage loans from third parties. Fixed rate mortgage loans expose the Corporation to variability in their fair market value due to changes in interest rates. Management believes it is prudent to limit the variability in the fair market value of a portion of its fixed rate mortgage loan portfolio. To meet this objective, the Corporation has purchased fixed rate 1-4 family residential mortgage loans from local financial institutions (the “Selling Counterparty”), and simultaneously entered into agreements with the Selling Counterparty to convert the fixed rate interest payments on the loans to uncapped floating rate interest payments on the same notional amount. The net effect of these transactions is the creation of a synthetic floating rate mortgage loan (the “Floating Rate Mortgage Loans”) in which the Corporation receives three-month LIBOR plus 150 basis points spread (the “Variable Rate”). At September 30, 2005 and December 31, 2004, the weighted average Variable Rate at period end was 5.40% and 3.82%, respectively; and the weighted average pay fixed rate at each period end was 6.14%.
     As of September 30, 2005 and December 31, 2004, $653.2 million and $577.6 million of these Floating Rate Mortgage Loans were subject to a conditional call provision at the option of the Selling Counterparty, in the event the Variable Rate equals or exceeds an agreed upon fixed rate, which approximates the weighted average fixed rate in the underlying mortgage loans (the “Call Rate”). The Selling Counterparty owns the right, and not the obligation, to collapse these transactions at the fair market value of the combined package (Loan and Derivative) as long as this price is not less than the par value. The Corporation entered into all of these transactions at par value, therefore this call option should have no effect on the statement of income since there is no unamortized premium to write-down. The average Call Rate was equal to 6.03% and 6.04% at September 30, 2005 and December 31, 2004, respectively.
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the balance sheet. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the nine month period ended September 30, 2005, a loss of approximately $4.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $6.4 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million. For the year ended December 31, 2004, a loss of approximately $2.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $5.3 million was recorded on the option contracts. Included in the option gain is the maturity of $2.0 billion in swaptions that resulted in a gain of approximately $2.9 million.
     The Corporation enters into certain derivative transactions with customers, which includes interest rate caps, collars and swaps, and simultaneously hedges the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Corporation recognized a net loss of $190,000 and $47,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of September 30, 2005 the Corporation had loan commitments outstanding for approximately $12.3 million and recognized a loss of $15,000 on these commitments. At December 31, 2004, the Corporation had loan commitments outstanding for approximately $2.4 million and recognized a gain of $3,000 on these commitments.
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

10. Pension Plans:
     The Corporation maintains a qualified noncontributory defined benefit pension plan (the “Plan”), which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benefit plan assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit cost for the Plan for the nine-month periods and the quarters ended September 30, 2005 and 2004 were as follows:

	For the nine month periods ended		For the quarters ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,041	$999	$347	$333
Interest cost	1,524	1,372	508	457
Expected return on plan assets	(1,602)	(1,227)	(534)	(409)
Net amortization	342	(57)	114	(19)

Periodic benefit cost	$1,305	$1,087	$435	$362

     The Plan’s required minimum contribution to be paid during 2005 for the 2005 plan year is zero. The Plan is exempt from this year’s contribution since as of January 1, 2004 the ratio of the plan’s assets to current liabilities was over 100%. However, there was a pending amount payable corresponding to the 2004 plan year. This amount was $1,110,000, and was paid on September 14, 2005.
     The components of net periodic benefit cost for the Central Hispano Plan for the nine-month periods and quarters ended September 30, 2005 and 2004 were as follows:

	For the nine month periods ended		For the quarters ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Interest cost	$1,428	$1,484	$476	$495
Expected return on plan assets	(1,500)	(921)	(500)	(307)
Net amortization	315	—	105	—

Periodic benefit cost	$243	$563	$81	$188

     For the Central Hispano Plan the required minimum contribution to be paid during 2005 for the 2005 plan year is $2,054,000.
11. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, the Corporation recorded a liability of approximately $1,600,000 and $2,289,000 at September 30, 2005 and December 31, 2004, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized portion of the fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2005 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $254,210,000 and $244,107,000 at September 30, 2005 and December 31, 2004, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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
     The following presents financial information of reportable segments as of and for the nine-month periods ended September 30, 2005 and 2004. General corporate expenses and income taxes have not been deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments, among others. The “Eliminations” column includes all intercompany eliminations for consolidation.

	September 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total

	(In thousands)
Total external revenue	$177,515	$119,639	$72,105	$38,134	$20,231	$(11,225)	$416,399
Intersegment revenue	8,320	—	—	—	2,905	(11,225)	—
Interest income	149,104	113,999	58,745	1,193	1,803	(8,685)	316,159
Interest expense	39,925	42,649	71,460	1,409	5,343	(8,825)	151,961
Depreciation and amortization	4,374	1,127	475	481	3,140	—	9,597
Segment income before income tax	55,096	68,285	(2,864)	10,796	(47,718)	(580)	83,015
Segment assets	$3,393,764	$3,060,283	$2,137,553	$100,928	$293,019	$(286,450)	$8,699,097

	September 30, 2004
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total

	(In thousands)
Total external revenue	$141,889	$77,217	$88,397	$36,828	$14,133	$(6,054)	$352,410
Intersegment revenue	3,554	—	4	6	2,490	(6,054)	—
Interest income	115,730	72,824	77,581	1,094	794	(3,620)	264,403
Interest expense	24,740	14,891	62,938	773	1,209	(3,694)	100,857
Depreciation and amortization	4,692	864	177	242	3,965	—	9,940
Segment income before income tax	26,486	54,564	21,529	11,301	(46,024)	(651)	67,205
Segment assets	$3,185,613	$2,434,435	$2,349,530	$91,645	$241,170	$(341,358)	$7,961,035

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	September 30, 2005	September 30, 2004
Revenues:
Total revenues for reportable segments	$407,393	$344,331
Other revenues	20,231	14,133
Elimination of intersegment revenues	(11,225)	(6,054)

Total consolidated revenues	$416,399	$352,410

Total income before tax of reportable segments	$131,313	$113,880
Income before tax of other segments	(47,718)	(46,024)
Elimination of intersegment income before tax	(580)	(651)

Consolidated income before tax	$83,015	$67,205

Assets:
Total assets for reportable segments	$8,692,528	$8,061,223
Assets not attributed to segments	293,019	241,170
Elimination of intersegment assets	(286,450)	(341,358)

Total consolidated assets	$8,699,097	$7,961,035

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except share and per share data)

	Nine month periods ended		Quarters ended
	September 30,		September 30,
	2005	2004	2005	2004
CONDENSED INCOME STATEMENTS
Interest income	$316,159	$264,403	$111,953	$92,449
Interest expense	151,961	100,857	56,893	36,510

Net interest income	164,198	163,546	55,060	55,939
Gain on sale of securities	17,838	11,465	462	2,462
Gain (loss) on extinguishment of debt	(5,959)	—	784	—
Other income	88,361	76,542	27,422	25,936
Operating expenses	(166,023)	(162,578)	(55,926)	(53,851)
Provision for loan losses	(15,400)	(21,770)	(4,650)	(7,020)
Income tax	(21,186)	(4,075)	(6,087)	(1,597)

Net income	$61,829	$63,130	$17,065	$21,869

PER COMMON SHARE DATA
Net income	$1.33	$1.35	$0.37	$0.47
Book value	$12.16	$11.28	$12.16	$11.28
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.48	$0.33	$0.16	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,829,538	$4,564,864	$6,137,775	$4,941,830
Allowance for loan losses	68,424	73,576	65,809	73,200
Earning assets	7,896,436	7,235,495	8,061,275	7,594,167
Total assets	8,284,626	7,547,614	8,448,636	7,907,551
Deposits	5,113,112	4,094,189	5,394,153	4,185,367
Borrowings	2,387,325	2,797,027	2,228,605	3,047,510
Common equity	582,077	489,888	572,011	507,619
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,143,520	$5,201,079	$6,143,520	$5,201,079
Allowance for loan losses	66,051	70,731	66,051	70,731
Earning assets	8,400,692	7,700,373	8,400,692	7,700,373
Total assets	8,699,097	7,961,035	8,699,097	7,961,035
Deposits	5,868,698	4,516,193	5,868,698	4,516,193
Borrowings	2,010,926	2,763,209	2,010,926	2,763,209
Common equity	567,126	526,237	567,126	526,237
Continued

	Nine month periods ended		Quarters ended
	September 30,		September 30,
	2005	2004	2005	2004
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	2.94%	3.28%	2.80%	3.19%
Efficiency ratio (1)	63.41%	64.65%	66.25%	61.97%
Return on average total assets (on an annualized basis)	1.00%	1.12%	0.80%	1.10%
Return on average common equity (on an annualized basis)	14.20%	17.21%	11.84%	17.14%
Dividend payout	36.09%	24.44%	43.24%	23.40%
Average net loans/average total deposits	114.01%	111.50%	113.79%	118.07%
Average earning assets/average total assets	95.31%	95.86%	95.42%	96.04%
Average stockholders’ equity/average assets	7.03%	6.49%	6.77%	6.42%
Fee income to average assets (annualized)	1.16%	1.19%	1.17%	1.14%
Capital:
Tier I capital to risk-adjusted assets	9.41%	9.32%	9.41%	9.32%
Total capital to risk-adjusted assets	11.88%	10.87%	11.88%	10.87%
Leverage Ratio	6.38%	6.13%	6.38%	6.13%
Asset quality:
Non-performing loans to total loans	1.15%	1.84%	1.15%	1.84%
Annualized net charge-offs to average loans	0.42%	0.60%	0.27%	0.27%
Allowance for loan losses to period-end loans	1.06%	1.34%	1.06%	1.34%
Allowance for loan losses to non-performing loans	92.82%	73.05%	92.82%	73.05%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	85.29%	70.87%	85.29%	70.87%
Non-performing assets to total assets	0.90%	1.26%	0.90%	1.26%
Recoveries to charge-offs	17.96%	32.86%	17.41%	49.83%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,584,100	$12,065,000	$13,584,100	$12,065,000
Total branches	65	65	65	65
ATMs	150	149	150	149
(Concluded)

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt, and gain on sale of building in 2004.

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
Overview of Results of Operations for the Nine-Month Period and the Quarter Ended September 30, 2005
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, and Santander Insurance Agency, Inc.
     Santander BanCorp (the “Corporation”) reported net income of $61.8 million for the nine-month period ended September 30, 2005, compared with $63.1 million for the same period in 2004, a decrease of 2.1%. EPS for the nine-month periods ended September 30, 2005 and 2004 were $1.33 and $1.35, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2005 were 1.00% and 14.20%, respectively, compared with 1.12% and 17.21% reported during the same nine-month period of 2004. The Efficiency Ratio1 for the nine months ended September 30, 2005 reflected an improvement of 124 basis point reaching 63.41% compared to 64.65% for the nine months ended September 30, 2004.
     For the third quarter of 2005, the Corporation reported net income of $17.1 million, compared with $21.9 million for the same period in 2004, a decrease of $4.8 million. Earnings per common share (EPS) for the quarters ended September 30, 2005 and 2004 were $0.37 and $0.47, respectively, based on 46,639,104 average shares for each period. ROA and ROE, on an annualized basis, for the quarter ended September 30, 2005 were 0.80% and 11.84%, respectively, compared with 1.10% and 17.14% reported during the same quarter of 2004. The Efficiency Ratio1 for the quarter ended September 30, 2005 was 66.25% compared to 61.97% for the quarter ended September 30, 2004.
     The decrease of $1.3 million or 2.1% in net income for the nine-month period ended September 30, 2005 compared to the same period in 2004 was principally due to an increase of $17.1 million in income tax expense and operating expenses of $3.4 million. These changes were reduced by a decrease of $6.4 million or 29.3% in the provision for loan losses and increases in other income of $12.2 million or 13.9% and $0.7 million in net interest income.
     The decrease of $4.8 million or 22.0% in net income for the quarter ended September 30, 2005 compared to the same period in 2004 was principally due to an increase of $4.5 million in the provision for income taxes and $2.1 million in operating expenses. These changes were reduced by a decrease in the provision for loan losses of $2.4 million.

[1]	On a tax equivalent basis.

Net Interest Income
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $9.3 million and $14.1 million for the nine month periods ended September 30, 2005 and 2004, respectively. For the quarters ended September 30, 2005 and 2004 the tax equivalent adjustments were $1.9 million and $5.0 million, respectively.
          The tables on page 33 and 34, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter of 2005 and 2004 and the nine month periods then ended. The table on Interest Variance Analysis — Tax Equivalent Basis on page 30, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the nine month period and third quarter of 2005 compared with the same periods of 2004.
     The following table sets forth the principal components of the Corporation’s net interest income (on a tax-equivalent basis) for the nine month periods and the quarters ended September 30, 2005 and 2004.

	Nine Month Periods Ended		Quarters Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
		(Dollars in thousands)
Interest income — tax equivalent basis	$325,410	$278,544	$113,883	$97,474
Interest expense	151,961	100,857	56,893	36,510

Net interest income — tax equivalent basis	$173,449	$177,687	$56,990	$60,964

Net interest margin — tax equivalent basis (1)	2.94%	3.28%	2.80%	3.19%

(1)	Net interest margin (on an annualized basis) for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period .
     The higher short-term interest rate scenario has impacted our net margin during 2005. The increase in short-term interest rates was mainly due to the increase by the Federal Reserve of the discount rate by 275 basis points during the period from June 2004 to September 2005. The increase in short-term rates with only a minor repricing of long-term rates has resulted in a flattening of the yield curve.
     For the nine-month period ended September 30, 2005, net interest income on a tax equivalent basis amounted to $173.5 million, a decrease of 2.4% compared to $177.7 million reported for the same period in 2004. The decrease is mainly attributed to an increment of 82 basis points in the cost of funds while the yield in interest earning assets increased 37 basis points. Average net loans increased $1.3 billion or 27.7% for the nine-month period ended September 30, 2005, compared to the same period in 2004. Additional, there was an increase in average interest bearing deposits of $22.5 million. These increases were partially offset by a reduction in average investment securities of $626.2 million, or 26.1% and an increment in average interest bearing liabilities of $577.5 or 9.3% as compared to September 30, 2004.
     For the quarter ended September 30, 2005, net interest income on a tax equivalent basis amounted to $57.0 million, a decrease of 6.5% compared to $61 million for the third quarter in 2004. This decrease was principally due to an increase in the cost of funds of 103 basis points that was partially offset by an increase in the yield on interest earning assets of 49 basis points.
     For the third quarter of 2005 average interest earning assets increased by $467.1 million while average interest bearing liabilities increased $392.9 million. The increase in average interest earning assets compared to the third quarter of 2004 was driven by an increase in average net loans of $1.2 billion which was partially offset by a decrease in average investment securities of $698.1 million. The decrease in investment securities is mainly attributed to the sale of $785 million of securities during the first quarter of 2005 resulting in a reduction in the yield on investment securities of 78 basis points from 4.94% for the quarter ended September 30, 2004 to 4.16% for the quarter ended September 30, 2005, which further explains the reduction in net interest income for the quarter. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. The increase in average interest bearing liabilities of $392.9 million was driven by an increase in average time deposits and brokered deposits of $439.4 million and $737.1 million, respectively, being partially offset by a decrease in average borrowings of $775.1 million as compared to the quarter ended September 30, 2004.
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the nine month period and the quarter ended September 30, 2005 compared to the nine month period and the quarter ended September 30, 2004, between changes related to the volume of average interest earning assets and average interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Month Period Ended September 30, 2005			Quarter ended September 30, 2005
	Compared to the Nine Month Period			Compared to the Quarter Ended
	Ended September 30, 2004			September 30, 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(586)	$2,058	$1,472	$(606)	$629	$23
Time deposits with other banks	1,094	1,074	2,168	503	353	856
Investment securities	(22,218)	(4,762)	(26,980)	(7,790)	(4,093)	(11,883)
Loans	54,858	15,348	70,206	17,596	9,817	27,413

Total interest income, on a tax equivalent basis	33,148	13,718	46,866	9,703	6,706	16,409

Interest expense:
Savings and NOW accounts	644	9,610	10,254	120	3,891	4,011
Other time deposits	18,470	17,547	36,017	8,703	7,054	15,757
Borrowings	(7,501)	15,013	7,512	(6,161)	6,803	642
Long-term borrowings	(2,013)	(666)	(2,679)	(429)	402	(27)

Total interest expense	9,600	41,504	51,104	2,233	18,150	20,383

Net interest income, on a tax equivalent basis	$23,548	$(27,786)	$(4,238)	$7,470	$(11,444)	$(3,974)

     For the nine months ended September 30, 2005, the Corporation’s interest income on a tax equivalent basis increased $46.9 million to $325.4 million from $278.5 million for the same period in 2004. The $46.9 million increase in tax equivalent interest income is attributable to a $33.2 million increase related to the volume of average interest earning assets and a $13.7 million increase related to the yield on such assets.
     Average interest earning assets increased 9.1% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was due mainly to an increase in average net loans of $1.3 billion or 27.7% which was partially offset by a decrease in average investment securities of $626.2 million or 26.1%. The increase in average net loans was due to an increase in the average mortgage loan portfolio of 52.5% or $976.8 million during the nine month period of 2005 compared to the same period in 2004. Average commercial loans also increased 9.9% or $203.1 million and consumer loans reflected an increase of 21.1% or $86.3 million during the same periods. The decrease in investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005.
     The Corporation’s interest expense for the nine months ended September 30, 2005 increased $51.1 million or 50.7% compared to the nine months ended September 30, 2004. This increase was attributable to a $9.6 million increase related to the volume of interest bearing liabilities and a $41.5 million increase related to the cost of interest bearing liabilities. The increase in interest expense was due, in part, to a growth in average interest bearing liabilities of $577.5 million or 9.3% for the nine month periods of 2005 compared to the same period in 2004, comprised of increase in average interest bearing deposits of $987.3 million and offset by a decrease in average total borrowings of $409.7 million.
     The Corporation’s interest income on a tax equivalent basis increased $16.4 million, or 16.8% to $113.9 million for the quarter ended September 30, 2005 from $97.5 million for the quarter ended September 30, 2004. The increase of $16.4 million in tax equivalent interest income is attributable to a $9.7 million increase related to the volume of average interest earning assets and a $6.7 million increase related to the yield on such assets.
     Average interest earning assets increased 6.2% for the quarter ended September 30, 2005 compared to the third quarter of 2004. This change was primarily driven by an increase in average net loans, which rose 24.2% or $1.2 billion for the third quarter of 2005 compared to the same period in 2004. Due to the continued low interest rate scenario in the mortgage lending market, the average mortgage loan portfolio reflected a growth of 39.5% or $867.3 million. Management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The consumer loan portfolio also reflected an increase of 21.3% or $93.4 million as a result of the Corporation’s marketing strategies to increase its participation in this sector by offering innovative and attractive loan products and credit cards. Average commercial loans reflected an increase of 10.74% or $221.7 million. Average investment securities reflected a decrease of 29.5% or $698.1 million for the third quarter of 2005 compared to the third quarter of 2004 due to the sale of $785 million of investment securities during the first quarter of 2005. Average interest bearing deposits also decreased $30.8 million during the third quarter of 2005, when compared to the same quarter of 2004.
     The average yield on interest earning assets for the nine months and the quarter ended September 30, 2005 increased 37 and 49 basis points, respectively compared to the same periods in 2004. These increases were a result of the higher interest rate scenario, specifically, the commercial loan portfolio has a high proportion of loans with floating rates which resulted in an increase in the average yield of this portfolio of 112 basis points for the nine month period and 140 basis points for the quarter ended September 30, 2005 compared to the same periods in 2004. This was partially offset by lower rates on consumer loans during 2005.
     The Corporation’s interest expense for the quarter ended September 30, 2005 increased by 55.8% to $56.9 million from $36.5 million for the quarter ended September 30, 2004. The $20.4 million increase in interest expense is attributable to a $2.2 million increase related to the volume of interest bearing liabilities and an $18.2 million increase related to the cost of interest bearing liabilities. This increase in interest expense was attributed to a growth of 6% or $392.9 million in average interest bearing liabilities, as well as an increase of 103 basis points in the average cost of interest bearing liabilities due to short term interest rate increases. There was an increase of 34.3% or $1.2 billion in the average balance of interest bearing deposits during the third quarter of 2005 compared to the same period in 2004. There was also a decrease of $818.9 million or 26.9% in average borrowings (including term and subordinated notes).
     The following tables show average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and nine months ended September 30, 2005 and 2004.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2005			September 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Assets:
Interest bearing deposits	$159,874	$1,194	2.96%	$78,344	$338	1.72%
Federal funds sold and securities purchased under agreements to resell	92,455	822	3.53%	204,764	799	1.55%

Total interest bearing deposits	252,329	2,016	3.17%	283,108	1,137	1.60%

U.S.Treasury securities	3,359	26	3.07%	8,076	27	1.33%
Obligations of other U.S. government agencies and corporations	719,915	7,647	4.21%	1,177,629	16,490	5.57%
Obligations of the government of Puerto Rico and political subdivisions	71,934	960	5.29%	48,167	921	7.61%
Collateralized mortgage obligations and mortgage backed securities	824,214	8,431	4.06%	1,100,014	11,531	4.17%
Other	51,749	480	3.68%	35,343	458	5.16%

Total investment securities	1,671,171	17,544	4.16%	2,369,229	29,427	4.94%

Loans:
Commercial	2,286,166	33,725	5.85%	2,064,476	23,127	4.46%
Construction	201,278	4,198	8.27%	203,473	2,767	5.41%
Consumer	531,205	12,488	9.33%	437,766	11,337	10.30%
Mortgage	3,063,807	42,012	5.44%	2,196,500	27,702	5.02%
Lease financing	121,128	1,900	6.22%	112,815	1,977	6.97%

Gross loans	6,203,584	94,323	6.03%	5,015,030	66,910	5.31%
Allowance for loan losses	(65,809)			(73,200)

Loans, net	6,137,775	94,323	6.10%	4,941,830	66,910	5.39%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,061,275	113,883	5.60%	7,594,167	97,474	5.11%

Total non-interest earning assests	387,361			313,384

Total assets	$8,448,636			$7,907,551

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,960,629	$10,458	2.12%	$1,925,289	$6,447	1.33%
Other time deposits	1,651,407	14,432	3.47%	1,211,994	6,131	2.01%
Brokered deposits	1,132,741	10,282	3.60%	395,643	2,826	2.84%

Total interest bearing deposits	4,744,777	35,172	2.94%	3,532,926	15,404	1.73%
Borrowings	2,111,803	20,382	3.83%	2,886,927	19,740	2.72%
Term Notes	42,243	544	5.11%	144,658	1,341	3.69%
Subordinated Notes	74,559	795	4.23%	15,925	25	0.62%

Total interest bearing liabilities/interest expense	6,973,382	56,893	3.24%	6,580,436	36,510	2.21%

Total non-interest bearing liabilities	903,243			819,496

Total liabilities	7,876,625			7,399,932

Stockholders’ Equity	572,011			507,619

Total liabilities and stockholders’ equity	$8,448,636			$7,907,551

Net interest income, on a tax equivalent basis		$56,990			$60,964

Net interest spread			2.36%			2.90%
Cost of funding earning assets			2.80%			1.91%
Net interest margin, on a tax equivalent basis			2.80%			3.19%

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2005			September 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets:
Interest bearing deposits	$134,244	$2,741	2.73%	$61,059	$573	1.25%
Federal funds sold and securities purchased under agreements to resell	159,163	3,490	2.93%	209,838	2,018	1.28%

Total interest bearing deposits	293,407	6,231	2.84%	270,897	2,591	1.28%

U.S.Treasury securities	4,775	84	2.35%	5,000	42	1.12%
Obligations of other U.S.government agencies and corporations	904,694	34,397	5.08%	1,087,760	45,630	5.60%
Obligations of the government of Puerto Rico and political subdivisions	78,795	3,187	5.41%	45,106	2,794	8.27%
Collateralized mortgage obligations and mortgage backed securities	737,664	23,463	4.25%	1,224,876	38,616	4.21%
Other	47,563	1,139	3.20%	36,992	2,168	7.83%

Total investment securities	1,773,491	62,270	4.69%	2,399,734	89,250	4.97%

Loans:
Commercial	2,250,759	90,899	5.40%	2,047,663	65,850	4.30%
Construction	196,355	10,652	7.25%	208,979	7,930	5.07%
Consumer	495,973	35,711	9.63%	409,701	34,614	11.29%
Mortgage	2,838,481	113,977	5.37%	1,861,659	72,292	5.19%
Lease financing	116,394	5,670	6.51%	110,438	6,017	7.28%

Gross loans	5,897,962	256,909	5.82%	4,638,440	186,703	5.38%
Allowance for loan losses	(68,424)			(73,576)

Loans, net	5,829,538	256,909	5.89%	4,564,864	186,703	5.46%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,896,436	325,410	5.51%	7,235,495	278,544	5.14%

Total non-interest earning assests	388,190			312,119

Total assets	$8,284,626			$7,547,614

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,963,244	$28,348	1.93%	$1,897,769	$18,094	1.27%
Other time deposits	1,572,065	36,650	3.12%	1,170,315	16,296	1.86%
Brokered deposits	896,512	23,388	3.49%	376,487	7,725	2.74%

Total interest bearing deposits	4,431,821	88,386	2.67%	3,444,571	42,115	1.63%
Borrowings	2,278,038	60,579	3.56%	2,616,945	53,067	2.71%
Term Notes	36,178	902	3.33%	165,446	5,621	4.54%
Subordinated Notes	73,109	2,094	3.83%	14,636	54	0.49%

Total interest bearing liabilities/interest expense	6,819,146	151,961	2.98%	6,241,598	100,857	2.16%

Total non-interest bearing liabilities	883,403			816,128

Total liabilities	7,702,549			7,057,726

Stockholders’ Equity	582,077			489,888

Total liabilities and stockholders’ equity	$8,284,626			$7,547,614

Net interest income, on a tax equivalent basis		$173,449			$177,687

Net interest spread			2.53%			2.98%
Cost of funding earning assets			2.57%			1.86%
Net interest margin, on a tax equivalent basis			2.94%			3.28%

Provision for Loan Losses
     The Corporation’s provision for loan losses for the nine months ended September 30, 2005 decreased $6.4 million or 29.3% compared to the same period in 2004. For the quarter ended September 30, 2005, the reduction in the provision for loan losses was $2.4 million or 33.8% from $7.0 million for the quarter ended September 30, 2004. The reduction in the provision for loan losses was due to a 26.5% decrease in non-performing loans which are down to $71.2 million as of September 30, 2005, from $96.8 million as of September 30, 2004, and $87.5 million as of December 31, 2004.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine month periods ended		For the quarters ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)
Bank service fees on deposit accounts	$9,488	$9,611	$3,334	$3,170
Other service fees:
Credit card fees	11,091	9,358	3,880	3,122
Mortgage servicing fees	1,590	1,339	587	521
Trust fees	2,318	2,228	583	746
Other fees	6,779	6,413	2,256	2,166
Broker/dealer, asset management, and insurance fees	40,558	38,176	14,219	12,911
Gain on sale of securities, net	17,838	11,465	462	2,462
Gain (loss) on extinguishment of debt	(5,959)	—	784	—
Gain (loss) on sale of loans	7,874	(84)	666	(240)
Gain of sale of mortgage servicing rights	69	284	14	88
Trading (losses) gains	211	16	815	(185)
Gain (loss) on derivatives	1,884	198	(840)	426
Other gains, net	4,135	6,335	1,146	2,366
Other	2,364	2,668	762	845

	$100,240	$88,007	$28,668	$28,398

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the nine month periods ended		For the quarters ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

		(In thousands)
Broker-dealer	$20,231	$22,794	$7,343	$7,503
Asset management	15,209	11,307	4,898	4,057

Total Santander Securities	35,440	34,101	12,241	11,560
Insurance	5,118	4,075	1,978	1,351

Total	$40,558	$38,176	$14,219	$12,911

     The Corporation’s other income for the nine months ended September 30, 2005 increased $12.2 million or 13.9% to $100.2 million from $88.0 million for the same period in 2004. This increase was the result of higher gain on sale of securities of $6.4 million. During March 2005, the Company sold $785 million of investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain repo transactions that were funding part of the securities sold. During the nine-month period ended September 30,2005, there was a higher gain on sale of loans of $8.0 million as a result of the sale of mortgage loans and the sale of certain previously charged off consumer loans to an unrelated third party. Further explaining the increment in the other income for the nine-month period ended September 30, 2005, there was an increase in gain on derivatives of $1.7 million and higher broker-dealer, asset management and insurance fees of $2.4 million. These gains were also partially offset by non recurring gains on the sale of building (in 2004) of $2.8 million.
     The Corporation’s other income reached $28.7 million for the quarter ended September 30, 2005 compared to $28.4 million for the quarter ended September 30, 2004 reflecting an increase of $0.3 million or .95%. This increase was the result of higher broker-dealer, asset management and insurance fees of $1.3 million, or 10.1%, an increase of $1.0 million in trading gains and $0.9 million in Bank services fees and gain on sale of loans. These increases were partially offset by a decrease in gain on sale of securities of $2.0 million, lower gains on derivatives of $1.2 million and lower gains on mortgage servicing rights (“MSR”) recognized on loans sold with servicing retained.
     Broker-dealer, asset management and insurance fees reflected increases of $2.4 million and $1.3 million for the nine months and the quarter ended September 30, 2005 compared to the same periods in 2004. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 40.5% to the Corporation’s other income for the nine months ended September 30, 2005 and 43.4% for the same period in 2004. For the quarter ended September 30, 2005 and 2004, the broker-dealer, asset management and insurance operations contributed 49.6% and 45.5%, respectively to the Corporation’s other income.
     The increase in broker-dealer commissions is due to an increase in underwriting activity and an increase in fixed income activity during the nine month period and quarter ended September 30, 2005 compared to the same periods in 2004. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of new closed end mutual funds.
     The Corporation’s gain on sale of loans was primarily due to the sale of certain previously charged off consumer loans to an unrelated third party. There are also sales of loans in the portfolio of mortgage loans held for sale. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns.
     In February 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million, recorded under other gains. A deferred gain of $4.0 million was recorded and is being amortized as a reduction of rent expense over the term of the related leases through January 2009. The unamortized deferred gain in books as of September 2005 is $2.2 million.
Operating Expenses

     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Nine month periods ended		Quarters ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)
Salaries	$43,978	$43,045	$13,189	$12,945
Pension and other benefits	37,731	37,773	13,922	13,538
Expenses deferred as loan origination costs	(9,421)	(11,781)	(3,113)	(3,675)

Total personnel costs	72,288	69,037	23,998	22,808

Occupancy costs	12,581	10,109	4,193	3,439

Equipment expenses	2,703	2,848	903	963

EDP servicing expense, amortization and technical services	23,727	25,688	8,338	7,873

Communications	6,200	6,792	2,004	2,202

Business promotion	8,239	7,140	3,198	2,828

Other taxes	6,293	6,574	2,105	2,049

Other operating expenses:
Professional fees	7,754	8,722	2,554	3,526
Amortization of intangibles	1,066	685	386	274
Printing and supplies	1,380	1,292	526	421
Credit card expenses	6,393	5,622	2,235	1,973
Insurance	1,812	1,552	649	687
Examinations & FDIC assessment	1,344	708	456	325
Transportation and travel	1,637	1,611	601	514
Repossessed assets provision and expenses	1,465	2,002	346	404
Collections and related legal costs	1,202	2,234	235	765
All other	9,939	9,962	3,199	2,800

Other operating expenses	33,992	34,390	11,187	11,689

Non personnel expenses	93,735	93,541	31,928	31,043

Total Operating expenses	$166,023	$162,578	$55,926	$53,851

     For the nine months ended September 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 124 basis points to 63.41% from 64.65% for the same period in 2004. These improvements were the result of higher revenues (excluding gains on sales of securities, loss on extinguishment of debt in 2005 and a gain on the sale of a building during the first quarter of 2004) partially offset by an increase of $3.4 million in operating expenses.
     Operating expenses increased $3.4 million or 2.1% for the nine-month period ended September 30, 2005 compared to the same period in 2004. There was an increase of $3.2 million in salaries and employee benefits and an increase of $0.2 million in non personnel expenses. The increase in salaries and employee benefits was due to a decrease of $2.4 million in expenses deferred as loan origination cost (as a result of the periodic revision of the standard cost of originating consumer loans which incorporated technological efficiencies in the origination process) and an increase in salaries of $0.9 million. Non-personnel expenses increased $0.2 million or .2% to $93.7 million for the nine months ended September 30, 2005 from $93.5 million for the same period in 2004. There were decreases of $2.0 million in EDP servicing expense, amortization and technical services due to lower servicing costs and lower amortization of EDP due in part to fully amortized equipment, $1.0 million in professional services, $1.0 million in collections and related legal costs, $0.6 in communications expenses. These decreases were partially offset by increases in occupancy costs of $2.5 million due primarily to the high lease rates of rent at a new facility and additional payments of rent because of construction delays. Further, there was an increase in business promotion of $1.1 million consistent with our strategy to increase market share and grow the volume of our business and $0.6 million in examinations & FDIC assessment.
     During the third quarter of 2005 compared to the same period in 2004, operating expenses increased $2.1 million, or 3.9% to $55.9 million for the quarter ended in September 2005 from $53.9 million for the same period in 2004. This increase was due to an increase in salaries and employee benefits of $1.2 million and non personnel expenses operating expenses of $0.9 million. The increase in salaries and employee benefits was due to an increase of $0.4 million in commissions and bonuses of $0.2 million in salaries and a decrease of $0.6 million in expenses deferred as loan origination costs (as a result of the periodic revision of the standard cost of originating consumer loans which incorporated technological efficiencies in the origination process). Non-personnel expenses increased $0.9 million or 2.9% from $31.0 million for the quarter ended September 30, 2004 to $31.9 million for the quarter ended September 30, 2005. This increase was due primarily to increases in occupancy cost of $0.8 million due to higher lease rates of new facilities because of construction delays and additional payments of rents, $0.5 million in EDP servicing expenses, amortization and technical services, $0.4 million in business promotion consistent with our strategy to increase market share and grow the volume of our business and $0.3 million credit card expenses. These increases were partially offset by a decrease in professional fees of $1.0 million.
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
     On August 1, 2005, a temporary, two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The incremental effect of this surtax corresponding to the nine months ended September 30, 2005 was $1.3 million which was recorded during the third quarter of 2005.
     During October 2005, the Puerto Rico Legislature approved a bill to impose an additional temporary two-year surtax of 1% of taxable income, applicable to Puerto Rico banking institutions. This additional surtax, if signed into law by the governor of Puerto Rico, is applicable for taxable years 2005 and 2006 and would increase the maximum marginal corporate income tax rate for Puerto Rico financial institution to 42.5%. This bill is in substitution of the previously proposed 4% transitory tax on taxable interest income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income each applicable year.
     The provision for income tax amounted to $21.2 million, or 25.5% of pretax earnings, for the nine month period ended September 30, 2005, compared to $4.1 million, or 6.1% of pretax earnings, for the same period in 2004. For the quarter ended September 30, 2005, the provision for income tax was $6.1 million or 26.3% of pretax earnings compared to $1.6 million or 6.8% of pretax earnings for the quarter ended September 30, 2004. The increase in the provision for income tax during 2005 was due to a change in the composition of the Corporation’s taxable and exempt assets over those periods. Additionally, the provision for income taxes for the quarter and nine-month period ended September 30,2005 includes the retroactive effect of 2.5% surtax (explained above) in the amount of $1.3 million.

Financial Position — September 30, 2005
Assets
     The Corporation’s assets reached $8.7 billion as of September 30, 2005, a 4.3% or $0.4 billion increase when compared to total assets of $8.3 billion at December 31, 2004 and a 9.3% or $0.7 billion increase when compared to total assets of $8.0 billion at September 30, 2004. As of September 30, 2005 there was an increase of $629.2 million and $942.4 million in net loans, including loans held for sale, compared to December 31 and September 30, 2004 balances, respectively. The investment securities portfolio decreased by $300.0 million or 14.9% compared to December 31, 2004. During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.0 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	September 30,	December 31,	Increase
	2005	2004	(Decrease)
	(In thousands)
Commercial and industrial	$2,299,510	$2,236,020	$63,490
Construction	214,123	199,799	14,324
Mortgage	3,031,774	2,581,301	450,473
Consumer	541,119	454,260	86,859
Leasing	123,045	112,152	10,893

Gross Loans	6,209,571	5,583,532	626,039
Allowance for loan losses	(66,051)	(69,177)	3,126

Net Loans	$6,143,520	$5,514,355	$629,165

     Net loans, including loans held for sale, at September 30, 2005 were $6.1 billion, reflecting an increase in the loan portfolio of $629.2 million or 11.4% when compared to $5.5 billion at December 31, 2004. The mortgage banking business represented the primary source of growth of the loan portfolio due to aggregate housing demand and prevailing market rates for residential mortgages. Mortgage loans purchased and originated continued to grow during first nine-month period of 2005 resulting in an increase of $450.5 million or 17.5%, in the mortgage loan portfolio. Mortgage loans originated for the third quarter of 2005 reached $179.5 million and purchases and sales for the same period were $200.1 million and $87.0 million, respectively. The mortgage loans purchased and sold during the third quarter of 2005 were negotiated at their fixed rates. Mortgage loan production for the nine month periods ended September 2005 reached $556.9 million. The total mortgage loan purchases and sales of loans for the same period were $490.0 million and $232.4 million, respectively. Of the $490.9 million of loans purchased during nine month period ended September 2005, $200.2 million were fixed rate loans that were swapped to create floating rate assets and the mortgage loans were sold at their fixed rates.
     Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. Business has grown during 2004 and into 2005 due in part to the success of campaigns designed to improve penetration of the middle-market customer base. The Corporation has also established the so called “Business Orientation Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional segment coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The commercial and industrial loan portfolio also reflected an increase of $63.5 million or 2.8% over the nine months ended September 30, 2005 while consumer loans grew 19.1% to $541.1 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and the internet. Growth in the consumer loan portfolio came as a result of a shift in the acquisition strategy, with emphasis on pre-approved/pre-qualified solicitations in the personal loans and bankcards portfolios. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, the Corporation has been able to continue growing its loan portfolio.
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
ALLOWANCE FOR LOAN LOSSES

	For the nine month periods ended		For the quarters ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$69,177	$69,693	$65,623	$66,665
Provision for loan losses	15,400	21,770	4,650	7,020
Retroactive reclassification of provision for commitments, unused lines and stanby letter of credit	—	—	—	392

	84,577	91,463	70,273	74,077

Losses charged to the allowance:
Commercial and industrial	6,777	14,848	1,383	1,806
Construction	1,438	—	—	—
Consumer	13,661	14,821	3,589	4,488
Leasing	706	1,212	140	375

	22,582	30,881	5,112	6,669

Recoveries:
Commercial and industrial	1,315	4,013	366	1,467
Consumer	2,290	5,767	270	1,716
Leasing	451	369	254	140

	4,056	10,149	890	3,323

Net loans charged-off	18,526	20,732	4,222	3,346

Balance at end of period	$66,051	$70,731	$66,051	$70,731

Ratios:
Allowance for loan losses to period-end loans	1.06%	1.34%	1.06%	1.34%
Recoveries to charge-offs	17.96%	32.86%	17.41%	49.83%
Annualized net charge-offs to average loans	0.42%	0.60%	0.27%	0.27%
     The Corporation’s allowance for loan losses was $66.1 million or 1.06% of period-end loans at September 30, 2005 a 28 basis point reduction compared to $70.7 million, or 1.34% of period-end loans at September 30, 2004. The decrease in this ratio was due to lower non-performing loans during the period. The reduction in the provision for loan losses was $6.4 million or 29.3% due to a 26.5% decrease in non-performing loans, which are down to $71.2 million as of September 30, 2005, from $96.8 million as of September 30, 2004, and $87.5 million as of December 31, 2004. The coverage ratio (allowance for loan losses to non-performing loans) increased to 92.8% at September 30, 2005, from 73.1% at September 30, 2004. At December 31, 2004, the coverage ratio was 79.05%. Excluding non-performing mortgage loans (which have immaterial historical losses) this ratio is 243.9% at September 30, 2005 compared to 123.4% as of September 30, 2004 and 135.0% as of December 31, 2004.

     For the nine months and the quarter ended September 30, 2005 compared to the same periods in 2004 the ration of recoveries to charge-offs reflected a decrease of 1,490 basis points and 3,242 basis points, respectively. This reduction was due to the sale of certain previously charged off consumer loans to an unrelated third party during the second quarter of 2005 that resulted in a reduction of charge-offs subject to recovery. A gain on sale of loans of $6.1 million was recorded pursuant to this transaction.
     The annualized ratio of net charge-offs to average loans for the nine months ended September 30, 2005 improved 18 basis points to 0.42% from 0.60% reported for the nine months ended September 30, 2004. For the quarters ended September 30, 2005 and 2004, the annualized ratio of net charge-offs to average loans remained at .27%.
     At September 30, 2005, the allowance for loan losses was $66.1 million, a decrease of $3.1 million or 4.5% over the allowance at December 31, 2004 and a decrease of $4.7 million, from $70.7 million at September 30, 2004. At September 30, 2005, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $57.8 million and $2.5 million, respectively. At December 31, 2004 impaired loans with related allowance amounted to $80.1 million and $4.9 million.
     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses in its loan portfolio.
Non-performing Assets and Past Due Loans
     As of September 30, 2005, the Corporation’s total non-performing loans (excluding other real estate owned) decreased to $71.2 million or 1.15% of total loans from $87.5 million or 1.57% of total loans as of December 31, 2004. Non-performing mortgage loans increased $7.8 million, compared to December 2004, however the Corporation has historically experienced a low loss rate on this portfolio. The non-performing commercial loan portfolio (without real estate collateral) reflected a decrease of $13.4 million or 48.0% compared to December 31, 2004. The decrease in this higher risk portfolio had a positive impact on the determination of the allowance for loan losses. Construction and consumer loans also reflected decreases during the nine months periods ended September 2005 of $9.7 million or 87.0% and $2.0 million or 29.4%, respectively. Non-performing lease financing loans increased to $3.7 million at September 30, 2005, from $2.7 million at December 31, 2004. As of September 30, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 92.82% from 79.05% as of December 31, 2004 and 73.05% as of September 30, 2004.
     The Corporation continuously monitors non-performing assets and has deployed additional resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and Industrial	$14,550	$27,975
Construction	1,455	11,200
Mortgage	44,076	36,252
Consumer	4,805	6,808
Leasing	3,714	2,715
Restructured Loans	2,560	2,560

Total non-performing loans	71,160	87,510
Repossessed Assets	6,721	3,937

Total non-performing assets	$77,881	$91,447

Accruing loans past-due 90 days or more	$6,282	$3,377

Non-Performing loans to total loans	1.15%	1.57%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.25%	1.63%
Non-Performing assets to total assets	0.90%	1.10%
Liabilities
     As of September 30, 2005, total liabilities reached $8.1 billion, an increase of $346.2 million compared to the December 31, 2004 balance. This increase in total liabilities was principally due to increases in deposits of $1.1 billion or 19.1%, in accrued interest payable of $26.9 million or 54.2% and in other liabilities of $51.2 million or 25.3%. These increases were partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $852.4 million or 29.8%. Federal funds purchased and other borrowings decreased $130.3 million, repurchase agreements decreased $331.3 million and commercial paper decreased $399.7 million.
     At September 30, 2005, total deposits were $5.9 billion, reflecting an increase of $1.1 billion, or 23.6% over deposits of $4.7 billion as of December 31, 2004. This change was composed of an increase of $793.1 million in brokered deposits and $326.6 million in customer deposits. Non-interest bearing deposits reflected a decrease of $92.2 million or 12.4% compared to December 31, 2004. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
     Total borrowings at September 30, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $752.3 million or 27.2% and $852.4 million or 29.8%, compared to borrowings at September 30, 2004 and December 31, 2004, respectively. The reduction in higher cost borrowings was the result of the extinguishment of certain repurchase agreements that were funding part of the position of investment securities sold.
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
     Stockholders’ equity was $567.1 million, or 6.5% of total assets at September 30, 2005, compared to $556.0 million or 6.7% of total assets at December 31, 2004. The increase in stockholders’ equity was mainly due to net income for the period and was partially offset by unrealized losses on investment securities available for sale and dividends declared.
     During the nine month period ended September 2005, the Corporation declared a cash dividend of 48 cents per common share, and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 2.60%.
     There were no stock repurchases during 2005 and 2004 under the Stock Repurchase Program. As of September 30, 2005, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
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
     As of September 30, 2005, the Corporation’s common stock price per share was $24.63, a market capitalization of $1.1 billion (including affiliated holdings).
     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     As of September 30, 2005, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2005 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2005 were 9.41% and 11.88%, respectively, and the leverage ratio was 6.38%.
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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of September 30, 2005 and December 31, 2004.
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
Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Forward	$183,878	$(10,999)	$—	$396
Interest Rate Swaps	—	—	—	1,369
Fair Value Hedges
Interest Rate Swaps	2,347,856	(24,957)	(214)	—

Totals	$2,531,734	$(35,956)	$(214)	$1,765

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,244)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	1,545,634	(29,643)	579	—

Totals	$1,645,634	$(31,887)	$579	$3,463

*	The notional amount represents the gross sum of long and short.

**	Net of tax.

Cash Flow Hedges:
     The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item’s periodic variable rate with the hedging item’s benchmark rate (such as LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the consolidated statement of income.
     As of September 30, 2005, the Corporation had a FX swap with a notional value of $183.9 million classified as cash flow hedges, which matures in November 2005. As of September 30, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.4 million.
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
     The fair value hedges have maturities through the year 2032 as of September 30, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts is 4.70% and 4.78%, and 4.64% and 4.07%, as of September 30, 2005 and December 31, 2004, respectively.
     As of September 30, 2005 and December 31, 2004, respectively, $2.3 billion and $1.5 billion were designated as fair value hedges, of which $1.3 billion and $586.6 million were associated to the swapping of fixed rate certificate of deposits and other obligations. The Corporation regularly issues fixed term certificates of deposit and other obligations, which it in turn swaps to create synthetic floating rate obligations via interest rate swaps. In these cases, the Corporation matches all of the relevant economic variables (notional amount, interest rate, payment date, and other terms) of the fixed rate obligations it issues to the fixed rate portion of the interest rate swap (which it receives from the counterparty) and pays the floating rate portion of the interest rate swap.
     The remaining $974 million and $930.1 million designated as fair value hedges as of September 30, 2005 and December 31, 2004, respectively, were associated with fixed rate residential mortgage loans that were swapped to create synthetic floating rate assets. In addition to originating residential mortgage loans for its portfolio, the Corporation also purchases fixed rate residential mortgage loans from third parties. Fixed rate mortgage loans expose the Corporation to variability in their fair market value due to changes in interest rates. Management believes it is prudent to limit the variability in the fair market value of a portion of its fixed rate mortgage loan portfolio. To meet this objective, the Corporation has purchased fixed rate 1-4 family residential mortgage loans from local financial institutions (the “Selling Counterparty”), and simultaneously entered into agreements with the Selling Counterparty to convert the fixed rate interest payments on the loans to uncapped floating rate interest payments on the same notional amount. The net effect of these transactions is the creation of a synthetic floating rate mortgage loan (the “Floating Rate Mortgage Loans”) in which the Corporation receives three-month LIBOR plus 150 basis points spread (the “Variable Rate”). At September 30, 2005 and December 31, 2004, the weighted average Variable Rate at period end was 5.40% and 3.82%, respectively; and the weighted average pay fixed rate at each period end was 6.14%.
     As of September 30, 2005 and December 31, 2004, $653.2 million and $577.6 million of these Floating Rate Mortgage Loans were subject to a conditional call provision at the option of the Selling Counterparty, in the event the Variable Rate equals or exceeds an agreed upon fixed rate, which approximates the weighted average fixed rate in the underlying mortgage loans (the “Call Rate”). The Selling Counterparty owns the right, and not the obligation, to collapse these transactions at the fair market value of the combined package (Loan and Derivative) as long as this price is not less than the par value. The Corporation entered into all of these transactions at par value, therefore this call option should have no effect on the statement of income since there is no unamortized premium to write-down. The average Call Rate was equal to 6.03% and 6.04% at September 30, 2005 and December 31, 2004, respectively .
Derivative instruments not designated as hedging instruments:
     Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as both a market maker or proprietary position taker. The Corporation’s mission is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. The market and credit risk associated with this activity is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$1,394,208	$312	$(203)
Interest Rate Caps	76,371	2	13
Other	12,266	(12)	(15)
Equity Derivatives	243,212	—	2,303

Totals	$1,726,057	$302	$2,098

	December 31, 2004
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$335,426	$568	$(69)
Interest Rate Caps	67,971	(16)	22
Other	2,415	3	3
Equity Derivatives	138,895	—	2,924

Totals	$544,707	$555	$2,880

*	The notional amount represents the gross sum of long and short.

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
     The Corporation’s one-year cumulative GAP position at September 30, 2005, was negative $1.6 billion or -18.53% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at September 30, 2005 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30, 2005

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:

Investment Portfolio	$333,202	$86,323	$267,628	$958,587	$77,415	$—	$43,965	$1,767,120
Deposits in Other Banks	329,498	—	—	—	—	—	160,554	490,052
Loan Portfolio, gross
Commercial	1,314,272	217,838	240,785	347,383	166,900	76,311	59,066	2,422,555
Construction	191,629	2,512	2,402	9,450	6,925	—	1,205	214,123
Consumer	217,298	75,279	165,117	67,877	9,748	7	5,793	541,119
Mortgage	143,561	434,451	933,772	673,758	788,704	42,353	15,175	3,031,774
Other Assets, net	—	—	—	—	—	—	232,354	232,354

Total Assets	$2,529,460	$816,403	$1,609,704	$2,057,055	$1,049,692	$118,671	$518,112	$8,699,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$229,852	$—	$—	$—	$—	$—	$—	$229,852
Repurchase Agreements	668,181	—	150,006	—	200,000	—	—	1,018,187
Federal Funds	650,000	—	—	—	—	—	—	650,000
Deposits
Certificates of Deposit	1,567,298	715,257	201,618	248,390	450,928	129,333	(7,421)	3,305,403
Non-interest bearing deposits	129,605	96,502	28,960	396,786	—	—	—	651,853
NOW and Savings Accounts	438,435	251,404	485,105	736,498	—	—	—	1,911,442
Term and Subordinated Debt	—	—	—	25,105	87,166	—	616	112,887
Other Liabilities and Capital	—	—	—	—	—	—	819,473	819,473

Total Liabilities and Capital	$3,683,371	$1,063,163	$865,689	$1,406,779	$738,094	$129,333	$812,668	$8,699,097

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,891,565	$733,446	$218,555	$241,969	$432,898	$223,632	$—	$3,742,065
Interest Rate Swaps (Liabilities)	2,305,911	489,388	402,612	249,236	184,257	110,661	—	3,742,065
Caps	39,084	—	—	37,287	—	—	—	76,371
Caps Final Maturity	37,287	—	—	39,084	—	—	—	76,371

GAP	$(1,566,460)	$(2,702)	$559,958	$641,212	$560,239	$102,309	$(294,556)	$—

Cumulative GAP	$(1,566,460)	$(1,569,162)	$(1,009,204)	$(367,992)	$192,247	$294,556	$—	$—

Cumulative interest rate gap to earning assets	-18.50%	-18.53%	-11.92%	-4.35%	2.27%	3.48%
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
     As of September 30, 2005, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $19.6 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $25.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $84.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $125.0 million limit.
     As of September 30, 2005 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the federal funds market, FHLB advances, commercial paper program, repurchase agreements and retail and institutional certificate of deposit programs. As of September 30, 2005, the Corporation had $3.0 billion in unsecured lines of credit ($2.8 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.4 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
     The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The Corporation currently maintains two intra-group credit lines provided by Santander and affiliates: an annual revolving credit line for a total of $150 million and JPY 20.8 billion (approximately $183.9 million), respectively both of which were fully utilized as of September 30, 2005.
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
     On October 13, 2005, the Corporation issued its Pre-Effective Amendment No.2 to Form S-3. This Form S-3 was issued in order to offer and sell from time to time up to $1,000,000,000 of debt securities, preferred stock and common stock; and to offer and sell up to 6,000,000 shares of common stock owned by Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), the Corporation’s principal stockholder. The Corporation intends to use the net proceeds from the sale of securities for general corporate purposes which may include making investments in, or extensions of credit to its subsidiaries; financing acquisitions and/or business expansions and repaying or refinancing outstanding borrowings. ABLASA, the selling stockholder will receive all of the proceeds from sales of the shares of the Corporation’s common stock offered by it from time to time. The Corporation will not receive any of the proceeds from such sale of its common stock.
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
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2005, the Corporation had a liquidity ratio of 9.04%. At September 30, 2005, the Corporation had total available liquid assets of $879.8 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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

PART II — OTHER INFORMATION
ITEM I — LEGAL PROCEEDINGS
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 — OTHER INFORMATION
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
SANTANDER BANCORP
Name of Registrant

Dated: November 7, 2005	By: /s/ José Ramón González
President and Chief Executive Officer

Dated: November 7, 2005	By: /s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: November 7, 2005	By: /s/ María Calero
Executive Vice President and
Chief Accounting Officer