Form 10-K
period 2005-12-31
SANTANDER BANCORP
filed 2006-05-01
CIK 1099958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2005
Commission File: 001-15849
SANTANDER BANCORP
(Exact name of Corporation as specified in its charter)
Incorporated in the Commonwealth of Puerto Rico
I.R.S. Employer Identification No. 66-0312389
207 Ponce de León Avenue
Hato Rey, Puerto Rico 00917
Telephone Number: (787) 777-4100
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered

Common Stock, $2.50 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act).
Yes ☐ No ☑
Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Corporation was required to file such reports) and has been subject to such filing requirement for the past 90  days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $109,930,351 based upon the reported closing price of $25.06 on the New York Stock Exchange on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders of the Corporation to be held on or about June 15, 2006, are incorporated herein by reference to Item 10 through 14 of Part III.

SANTANDER BANCORP

Santander BanCorp
PART I
ITEM 1. BUSINESS
General
Santander BanCorp (the “Corporation”) is a publicly owned financial holding company, registered under the Bank Holding Company Act of 1956, (“BHC Act”) as amended and, accordingly, subject to the supervision and regulation by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico (“Puerto Rico” or the “Island”) to serve as the financial holding company for Banco Santander Puerto Rico (“Banco Santander” or the “Bank”).
Banco Santander Central Hispano, S.A. (“Santander Spain”) currently owns 90.6% of the Corporation’s outstanding stock, directly and through its subsidiaries. Santander Spain (SAN.MC, STD.N) is the main financial group (“Santander Group” or “Group”) in Spain and Latin America, and the largest in the Euro Zone by market capitalization. It is the first Financial Group in Spain and Latin America and maintains an important business activity in Europe, where it reached a prominent presence in the United Kingdom through the acquisition of Abbey National. The Santander Group also owns the third largest banking group in Portugal and Santander Consumer Finance, a leading consumer finance franchise with presence in Germany, Italy and seven other European countries.
In Latin America, the Santander Group is the leading banking franchise. In this region, the Group maintains a leading position where it manages over $140 billion in business volumes (loans, deposits and off-balance sheet items under management) has 4,000 offices in ten countries.
The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico, Santander Securities Corporation, Santander Insurance Agency, Inc., Santander Mortgage Corporation, Santander International Bank of Puerto Rico, Inc. and Santander Asset Management Corporation. As of December 31, 2005, the Corporation had, on a consolidated basis, total assets of $8.3 billion, total loans of $6.0 billion, total deposits of $5.2 billion and stockholder’s equity of $568.5 million (refer to Note 2 of the consolidated financial statement). The Corporation also had $13.0 billion of customer financial assets under management.
Banco Santander
The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 64 branches and 149 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2005, the Bank had total assets of approximately $8.1 billion, total deposits of $5.2 billion and stockholders’ equity of $578.8 million.
The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Commissioner”). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation (“Santander Mortgage”), which has ten offices in Puerto Rico. The Bank also provides specialized products and services to foreign customers through its wholly owned subsidiary, Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”), an international banking entity organized under the International Banking Center Regulatory Act of Puerto Rico (“IBC Act”).

Santander Mortgage
Since 1992, the Corporation has engaged in mortgage banking through Santander Mortgage. Santander Mortgage’s business principally consists in the origination and acquisition of loans secured by residential mortgages. Santander Mortgage is engaged in the origination of FHA-insured and VA-guaranteed single-family residential loans, which are primarily securitized into GNMA mortgage-backed securities and sold to institutional or private investors in the secondary market. Conventional loans that conform to the mortgage securitization programs of FNMA and FHLMC are generally pooled into FNMA and FHLMC mortgage-backed securities and sold to investors in the secondary market. Conventional loans that do not conform to the requirements of FNMA or FHLMC, so called non-conforming loans are generally sold to the Bank. Santander Mortgage complements its internal loan originations by purchasing FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. Purchases of loans from other mortgage bankers in the wholesale loan market provide Santander Mortgage with a source of low cost production.
Santander International Bank
During the fourth quarter of 2001, the Corporation obtained regulatory approval to open an international banking entity, Santander International Bank, under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). Santander International Bank is a wholly owned subsidiary of Banco Santander and was created for the purpose of providing specialized products and services to foreign customers.
Santander Securities
Consistent with the strategy of providing fully integrated financial solutions for our clients, on December 30, 2003, the Corporation acquired Santander Securities Corporation (“Santander Securities”) and its subsidiary, Santander Asset Management Corporation, (“Santander Asset Management”) in a $62 million cash transaction. This acquisition has positioned the Corporation as a full service provider of a broad range of financial services under the Santander Group umbrella. The addition of Santander Securities Corporation is intended to further enhance the Corporation’s profitability through the cross-selling synergies it produces and our ability to better serve our clients.
Santander Securities is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $8.1 billion in assets under management, composed of over $4.9 billion in customer assets at the retail broker-dealer and $3.2 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management. Santander Securities has five offices island wide and an office in Miami, Fl.
Santander Asset Management Corporation
Santander Asset Management is a wholly owned subsidiary of Santander Securities created for the purpose of managing assets for Puerto Rico investment companies (mutual funds) and institutional accounts. The funds managed by Santander Asset Management invest primarily in fixed-income securities, including Puerto Rico and U.S. Government securities, mortgage- and asset-back securities and municipal obligations. Santander Asset Management also services its institutional accounts, which consist primarily of university endowments, insurance companies, governmental agencies, pension funds and individual investors.
Santander Insurance Agency
The Corporation’s subsidiary, Santander Insurance Agency (“Santander Insurance”) was established in October 2000 as the first financial holding company insurance operation to receive approval from the Commissioner of Insurance of Puerto Rico (“Insurance Commissioner”). This was a result of the Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach-Bliley Act”) that authorized financial holding companies to enter into the insurance business. Santander Insurance Agency offers a growing base of products, including life, disability, unemployment and title insurance as a corporate agent, and also operates as a general agent offering bid, payment and performance bonds, and insurance to cover equipment and auto leases.
Operations
The Corporation operates a client-oriented, full-service bank, offering products and services in the areas of commercial, mortgage and consumer banking. Insurance, securities and asset management services are also offered through the Corporation’s various subsidiaries. The Corporation organizes its operations in four reportable segments: Commercial Banking, Mortgage Banking, Treasury and Investments and Broker-dealer.

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
Retail Banking. The Retail Banking unit serves all individual clients and small-and medium-sized businesses with annual sales of under $5 million providing them with a full range of financial products and services through branches across Puerto Rico. Each branch represents an important vehicle for distributing the retail banking solutions. A well oriented branch’s personnel toward products knowledge promotes the effectiveness in coordinating cross selling and services delivery.
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
Mortgage Banking. Santander Mortgage the fifth largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico and the Bank’s mortgage-banking subsidiary, originates, sells, and services a variety of residential mortgage loans. Santander Mortgage sells mortgages to the Bank for its mortgage portfolio and to various other financial institutions through securitizations of conforming loans. Total mortgage loan originations amounted to $748.1 million in 2005, and the mortgage loan portfolio grew by 35%, reaching $2.2 billion by year-end.
The accounting treatment by financial institutions in Puerto Rico of transfers of mortgage loans among such institutions is the subject of ongoing investigations by the Securities and Exchange Commission (the “SEC” or “Commission”) and other government agencies. In connection with the SEC’s investigation, the Corporation received a subpoena on December 8, 2005 concerning its mortgage loan transactions. On March 7, 2006, to correct certain errors in its accounting for such transactions, the Corporation restated its financial statements for the years ended December 31, 2004 and 2003 and for the first, second and third quarters of 2004 and 2005. The cumulative effect of this restatement was a reduction of approximately $1.2 million, or 0.22%, in the Corporation’s common stockholder’s equity. See Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Treasury and Investments. The Corporation’s Treasury Department handles its investment portfolio and liquidity position. It also focuses on offering another level of financial service to our clients in the form of derivative instruments that can protect the owner of small and medium sized business from the impact of interest rate fluctuations.
Broker-dealer. The Corporation’s Broker dealer segment includes the operations of its subsidiary Santander Securities. Santander Securities offers a complete range of products and services as part of an overall wealth management program that includes asset management and other trust services. The combination of Santander Asset Management products and Santander Securities’ distribution capabilities has allowed the Group to provide a diverse range of high quality investment alternatives in the Puerto Rico market.
The principal offices of the Corporation are located at 207 Ponce de León Avenue, San Juan, Puerto Rico, and the main telephone number is (787) 777-4100. The Corporation’s Internet web site is http://www.santandernet.com.
Recent Events
On January 31, 2006, the Corporation entered into an asset purchase agreement to acquire substantially all of the assets and operations of the consumer finance business of Puerto Rico of Island Finance Puerto Rico, Inc. (“Island Finance PR”) and Island Finance Sales Finance Corporation (“Island Finance Sales” and, together with Island Finance PR, “Island Finance”) from Wells Fargo & Company (“Wells Fargo”). The assets of Island Finance acquired by the Corporation include approximately $633,968,022 in receivables generated by Island Finance’s consumer finance business in Puerto Rico. Island Finance provides consumer loans and real estate-secured loans in Puerto Rico, as well as sales finance contracts through retail merchants. The transaction was closed during the first quarter of 2006.
On April 19, 2006, the Bank entered into an agreement with Doral Financial Corporation (“Doral”) pursuant to which, subject to the approval of the Boards of Directors of the Bank and Doral and the receipt of any required regulatory approvals, Doral shall reacquire from the Bank or one of its affiliates all the mortgage loans previously transferred by Doral to the Bank pursuant to the letter agreements between the parties dated February 3, 2004, May 3, 2004, December 17, 2004 and March 3, 2005. The reacquisition will occur on a date, not later than May 15, 2006 to be set at the mutual agreement of the parties (the “Closing Date”). The reacquisition price for these loans shall be equal to 99.125% of the aggregate outstanding principal amount of the Loans plus accrued and unpaid interest on the Loans pursuant to the Prior Agreements through the Closing Date. As of the date of this annual report, the aggregate outstanding principal amount of the Loans plus accrued and unpaid interest is approximately $618, 790, 233.
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
REGULATION AND SUPERVISION
Holding Company Operations – Federal Regulation
General
Bank Holding Company Activities and Other Limitations. The Corporation is subject to ongoing regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), under the BHC Act, as amended by the Gramm-Leach-Bliley. As a bank holding company, the Corporation is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, under the provisions of the BHC Act, a bank holding company must obtain Federal Reserve Board approval before it acquires directly or indirectly ownership or control of more than 5% of the voting shares of a second bank. Furthermore, Federal Reserve Board approval must also be obtained before such a company acquires all or substantially all of the assets of a second bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.
A bank holding company is prohibited under the BHC Act, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the business of banking, or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership by a bank holding company of the shares of any company if the Federal Reserve, after due notice and opportunity for hearing, by regulation or order has determined that the activities of the company in question are so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto.
Under the Federal Reserve policy, a bank holding company such as the Corporation is expected to act as a source of financial strength to its main banking subsidiaries and to also commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Corporation.
The Gramm-Leach-Bliley Act and the regulation enacted and promulgated under the Act have revised and expanded the existing provisions of the BHC Act by permitting a bank holding company to elect to become a financial holding company to engage in a full range of financial activities. The qualification requirements provide that in order for a bank holding company to elect to be treated as a financial holding company (and to maintain such treatment) all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed. On May 15, 2000, the Corporation elected to become a financial holding company under the provisions of the Gramm-Leach Bliley Act.
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
In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
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
USA Patriot Act of 2001
Under Title III of the USA Patriot Act of 2001 (the “USA Patriot Act”), also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Corporation and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.
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
The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank. As of December 31, 2005 the Bank had $41.9 million in FHLB’s capital stock.
Limitations on Transactions with Affiliates
Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity, which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company (or by the ultimate parent company of such bank holding company) are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
The Gramm-Leach-Bliley Act amended several provisions of section 23A and 23B of the Federal Reserve Act. The amendments provide that financial subsidiaries of banks are treated as affiliates for purposes of sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
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
Capital Requirements
The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject in the case of the latter to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, generally allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve determines should be deducted from Tier I capital. The Federal Reserve has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2005, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve regulations.
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
As a creditor and financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation DD (Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).
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
Ownership and Control
Because of the Bank’s status as a bank, owners of the common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s regulations implementing the CBC Act are generally similar to those described above.
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
The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank’s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2005, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.
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
At December 31, 2005, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.
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
FDIC Deposit Insurance Assessments
The deposits of the Bank are federally insured in accordance with the rules of the FDIC and the Bank is a member of the Bank Insurance Fund (“BIF”). Because of prior mergers, the Bank pays deposit insurance assessments on a pro rated basis, using a formula established by FDIC regulations that relates the deposit assessment base to the deposits that originated in particular merged institutions, to both the BIF and the Savings Association Insurance Fund (“SAIF”). As of December 31, 2005, the Bank had a BIF deposit assessment base of approximately $4.8 billion, and a SAIF deposit assessment base of approximately $0.8 billion.
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
The Bank was classified as a well-capitalized institution as of December 31, 2005. The supervisory subgroup to which an institution is assigned is considered confidential by the FDIC.
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
Section 12 of the Banking Law requires the prior approval of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or a group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Commissioner whether to approve a change of control filing is final and non-appealable.
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
Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; and (iii) any other components that the Commissioner may determine from time to time. As of December 31, 2005, the legal lending limit for the Bank under this provision was approximately $54.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.
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
Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2005, the Bank had an adequate reserve fund established.
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
Under the IBC Act, without the prior approval of the Office of the Commissioner, Santander International Bank may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of Santander International Bank previously identified in the application to organize the international banking entity, in which case notification to the Commissioner must be given within ten (10) business days following the date of the issue.
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
Mortgage Banking Operations
Santander Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Santander Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. Santander Mortgage’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Santander Mortgage is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law (the “Mortgage Banking Law”), and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products. Although Santander Mortgage believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting Santander Mortgage’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Santander Mortgage.
Section 5 of the Mortgage Banking Law requires the prior approval of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of the Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change in control.
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

ITEM 1A. RISK FACTORS
The Corporation is subject to risk in several areas. Discussed below, and elsewhere in this report, are the various risk factors that could cause the Corporation’s financial condition and results of operations to vary significantly from period to period. Please refer to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks. Also refer to the MD&A section, Quantitative and Qualitative Disclosures about Market Risk, and the Financial Statements and Supplementary Data sections in this report for additional information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2005 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on the Corporation’s financial condition and results of operations.
General business, economic and political conditions. The Corporation’s businesses and earnings are affected by general economic and political conditions in Puerto Rico and the United States of America. General business and economic conditions that could affect the Corporation include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States and Puerto Rico economies. A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults on loans. A recession may have an adverse impact on net interest income and fee income. The Corporation may also experience significant losses on the loan portfolio due to defaults as customers become unable to meet their obligations, which would result in an adverse effect on earnings as higher reserves for loan losses would be required. Geopolitical conditions can also affect the Corporation’s earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect the general business and economic conditions in Puerto Rico, United States and abroad.
The Corporation’s financial activities and credit exposure are concentrated in Puerto Rico. As a result, the Corporation’s financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. An extended economic slowdown, adverse political or economic developments or natural disasters such as hurricanes, affecting Puerto Rico could result in a reduction in lending activities and an increase in the level of nonperforming assets and charge offs, all of which would adversely affect the Corporation’s profitability.
Competition. The Corporation operates in a highly competitive environment in Puerto Rico from other United States, Puerto Rico and foreign banks as well as mortgage banking companies, insurance companies and brokers-dealers. Increased competition could require that the Corporation lower rates charged on loans or increase rates offered on deposits, which could adversely affect profitability.
The Corporation’s business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. The Corporation’s success depends, in part, on its ability to adapt its products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce the Corporation’s net interest margin and income from fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require the Corporation to incur in substantial expenditures to modify or adapt its existing products and services in order to remain competitive. The Corporation is at risk of not being successful or timely in introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of its products and services, or developing and maintaining loyal customers.
Interest rate risk. Net interest income is the interest earned on loans, securities and other assets minus the interest paid on deposits, long-term and short-term debt and other liabilities. Net interest income is the difference between the yield on assets and the rate paid on deposits and other sources of funding. These rates are highly sensitive to many factors beyond the Corporation’s control, including general economic conditions and the policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Corporation does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates.
Changes in interest rates could adversely affect net interest margin. Although the yield earned on assets and funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing the Corporation’s net interest margin to expand or contract. The Corporation’s liabilities tend to be shorter in duration than its assets, so they may adjust faster in response to changes in interest rates.

Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce the Corporation’s net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. However, since the Corporation’s liabilities tend to be shorter in duration than its assets, they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, funding costs may rise faster than the yield earned on assets, causing net interest margin to contract until the yield catches up.
The Corporation assesses its interest rate risk by estimating the effect on earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. Some interest rate risk is hedged with derivatives. However, not all interest rate risk is hedged. There is always the risk that changes in interest rates could reduce net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than what the Corporation expected. For example, if interest rates rise or fall faster than the Corporation assumed, or the slope of the yield curve changes, the Corporation may incur significant losses on debt securities held as investments. To reduce interest rate risk, the Corporation may rebalance its investment and loan portfolios, refinance its debt and take other strategic actions. Certain losses or expenses may be incurred when such strategic actions are taken. Refer to the “Risk Management – Asset Liability Management” section of the MD&A.
Credit Risk. When the Corporation lends money or commits to lend money or enters into a contract with a counterparty, it incurs credit risk, or the risk of losses if borrowers do not repay their loans or counterparties fail to perform according to the term of their contract. The Corporation allows for and reserves against credit risks based on its assessment of credit losses inherent in its loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance for loan losses is critical to the Corporation’s financial condition and results of operations. It requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Corporation will fail to identify the proper factors or that it will fail to accurately estimate the impacts of factors that are identified.
For further discussion of credit risk and the Corporation’s credit risk management policies and procedures, refer to “Credit Risk Management and Loan Quality” in the MD&A.
Changes in market prices of managed assets. The Corporation earns fee income from managing assets for others and providing brokerage services. Since investment management fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce the Corporation’s fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees earned from the brokerage business.
Changes in accounting standards. The Corporation’s accounting policies are fundamental to understanding it financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of the Corporation’s critical accounting policies, refer to “Critical Accounting Policies” in the MD&A.
From time to time the Financial Accounting Standards Board (FASB), the SEC and other regulatory bodies, change the financial accounting and reporting standards that govern the preparation of external financial statements. These changes are beyond the Corporation’s control, can be difficult to predict and could materially impact how it reports financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Federal and state regulations. The Corporation, the banks and non banking subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. These regulations protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not stockholders. The Corporation and its non banking subsidiaries are also heavily regulated by securities regulators. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways including limiting the types of financial services and products it may offer and increasing the ability of non banks to offer competing financial services and products. Implementation of regulatory changes could also be costly to the Corporation.
Governmental fiscal and monetary policy. The Corporation’s earnings are affected by domestic and international monetary policy. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the

United States. These policies, to a large extent, determine the Corporation’s cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect net interest margin. These policies can also affect the value of financial instruments, such as debt securities and mortgage servicing rights as well affecting borrowers by potentially increasing the risk that they may fail to repay their loans.
The Corporations earnings are also affected by the fiscal policies that are adopted by various regulatory authorities of Puerto Rico and the United States. Changes in tax laws can have a potentially adverse impact on the Corporation’s earnings.
Changes in domestic and international monetary and fiscal policies are beyond the Corporation’s control and are difficult to predict.
Liquidity risk. Liquidity is essential to business and could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that the Corporation may be unable to control, such as a general market disruption. The Corporation’s credit ratings are important to its liquidity. A reduction in credit ratings could adversely affect its liquidity and competitive position, increase borrowing costs, limit access to the capital markets. For a further discussion of the Corporation’s liquidity, refer to “Liquidity Risk” in the MD&A.
Operational risk. The Corporation is exposed to operational risk. In its daily operations, the Corporation relies on the continued efficacy of its technical and telecommunication systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in its day to day and ongoing operations. Failure by any or all of these resources subjects the Corporation to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors (including clerical or recordkeeping errors), as well as, the loss of key individuals or failure on the part of the key individuals to perform properly.
Reputational risk. The Corporation is subject to reputation risk, or the risk to earnings and capital from negative public opinion. The Corporation’s ability to attract and retain customers and employees could be adversely affected to the extent its reputation is damaged. The Corporation’s failure to address, or to appear to fail to address various issues that could give rise to reputational risk could cause harm to the Corporation and its business prospects and could lead to litigation and regulatory action. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money laundering ; privacy; properly maintaining customer and associated personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in its products.
Merger risk. There are significant risks associated with mergers. Future business acquisitions could be material to the Corporation and could require the issuance of additional capital or incurring of debt. In that event, the Corporation could become more susceptible to economic downturns and competitive pressures. Merger risk includes the possibility that projected growth opportunities and cost savings fail to be realized, and that the integration process results in the loss of key employees, or that the disruption of ongoing business from the merger could adversely affect the Corporation’s ability to maintain relationships with customers.
Litigation risk. The volume of claims and the amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. Substantial legal liability or significant regulatory action against the Corporation could have material adverse financial effects or cause significant reputational harm to the Corporation, which could result in serious financial consequences.
The SEC and other government agencies are currently conducting investigations of mortgage loan transfers and related transactions among several Puerto Rico banking institutions, the Corporation is unable to predict whether or to what extent such investigations will have adverse effects on the Corporation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
As of December 31, 2005, the Corporation owned twenty one facilities, which consisted of two office buildings, eleven branches and eight parking lots. The Corporation occupies fifty-three leased branch premises, while warehouse space is rented in one location. In addition, office space is rented at the Torre Santander building in Hato Rey, Puerto Rico, and the Santander Tower Galeria San Patricio building in Guayrabo, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:
Banco Santander Main Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico. Banco Santander is the sole occupant.

Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico. The main activities conducted in this building are operations, management information systems, accounting and consumer banking. Scandata personnel occupies office space in this building for the data processing and proof and transit functions.
ITEM 3. LEGAL PROCEEDINGS
On December 8, 2005, the Corporation received a subpoena from the SEC for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has commenced providing documents and information to the SEC in response to the subpoena and other mortgage loan portfolio transactions. The Corporation is cooperating fully with these inquiries.
Other than this matter, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.
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

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share
2005
1st Quarter	$33.93	$26.33	$0.16	$11.68
2nd Quarter	27.93	20.88	0.16	12.25
3rd Quarter	29.75	23.97	0.16	12.16
4th Quarter	29.47	24.00	0.16	12.22

2004
1st Quarter	$25.50	$22.33	$0.11	$10.90
2nd Quarter	28.41	21.66	0.11	10.54
3rd Quarter	25.11	21.82	0.11	11.28
4th Quarter	30.45	24.82	0.16	11.58
As of December 31, 2005 the approximate number of record holders of the Corporation’s Common Stock was 148, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $25.12 per share representing a market capitalization of $1.2 billion as of December 31, 2005.
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
Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 2002 and 2003, the Corporation declared and paid annual cash dividends of $0.44 per share, respectively for an annual dividend payment to common stockholders of $17.7 million in 2002 and $19.1 million in 2003. During 2004 and 2005, the Corporation declared and paid cash dividends of $0.49 and $0.64 per common share, for a total dividend payment to common shareholders of $21.9 million and $29.9 million, respectively. The annualized dividend yield for the year ended December 31, 2005 was 2.55%.
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
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected consolidated and other financial and operating information for the Corporation and subsidiaries and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation’s consolidated financial statements and the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Selected Statistical Information” appearing elsewhere in this Annual Report. The selected Balance Sheet and Statement of Income data as of and for the year ended December 31, 2005 has been derived from the Corporation’s consolidated audited financial statements. For the year ended December 31, 2004, 2003, 2002 and 2001, the selected Balance Sheets and Statements of Income data has been derived from the Corporation’s consolidated audited financial statements as amended by the restatement adjustments. As described in Note 2 to the audited consolidated financial statements and in Item 7 of this 10-K, the financial data for 2001 to 2004 has been restated.

Santander BanCorp and Subsidiaries
Selected Financial Data

	Year ended December 31,
		As Restated
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001
	(Dollars in thousands, except per data share)
CONDENSED INCOME STATEMENTS
Interest income	$439,605	$363,822	$335,784	$387,249	$513,058
Interest expense	212,583	140,762	132,612	179,748	269,663

Net interest income	227,022	223,060	203,172	207,501	243,395
Security gains	17,842	11,475	10,790	12,236	18,282
Loss on extinguishment of debt	(5,959)	—	13,638	—	—
Broker-dealer, asset management and insurance fees	53,016	51,113	49,526	35,277	30,223
Other income	60,459	54,651	36,207	52,545	45,871
Operating expenses	221,386	217,377	223,815	210,739	207,167
Provision for loan losses	20,400	26,270	49,745	63,630	65,430
Income tax provision (benefit)	30,788	9,724	(46)	4,907	5,545
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(8,246)

Net income	$79,806	$86,928	$39,819	$28,283	$51,383

PER PREFERRED SHARE DATA
Outstanding shares:
Average	—	—	2,610,008	2,610,008	2,610,008
End of period	—	—	—	2,610,008	2,610,008
Cash Dividend per Share	$—	$—	$2.73	$1.75	$1.75
PER COMMON SHARE DATA*
Net income	$1.71	$1.86	$0.70	$0.50	$0.97
Book value	$12.19	$11.86	$10.20	$12.79	$12.74
Outstanding shares:
Average	46,639,104	46,639,104	46,661,248	47,310,217	48,191,869
End of period	46,639,104	46,639,104	46,639,104	46,806,604	47,554,164
Cash Dividend per Share	$0.64	$0.49	$0.44	$0.44	$0.44
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,871,433	$4,723,538	$4,009,801	$4,385,433	$4,746,302
Allowance for loan losses (1)	67,956	73,518	64,909	57,633	53,510
Earning assets	7,882,180	7,300,735	6,453,419	6,629,265	6,966,873
Total assets	8,285,992	7,634,471	6,797,701	7,013,135	7,337,308
Deposits	5,082,520	4,153,245	3,749,684	4,096,818	4,020,450
Borrowings	2,415,172	2,811,152	2,322,957	2,167,700	2,593,644
Preferred equity	—	—	64,175	65,250	65,250
Common equity	576,226	495,963	526,660	552,803	546,184
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,954,890	$5,490,120	$4,136,670	$4,044,425	$4,738,469
Allowance for loan losses (1)	66,842	69,177	69,693	56,906	51,738
Earning assets	7,933,139	8,069,346	7,079,888	7,073,541	7,795,015
Total assets	8,271,948	8,323,647	7,366,656	7,375,771	8,068,132
Deposits	5,224,650	4,748,139	4,142,228	4,499,431	4,792,634
Borrowings	2,212,245	2,863,367	2,595,033	2,130,593	2,544,206
Preferred equity	—	—	—	65,250	65,250
Common equity	568,527	553,346	475,706	533,205	540,513

Continued on the following page

	Year ended December 31,
			As Restated
	2005		2004		2003		2002		2001
	(Dollars in thousands)
SELECTED RATIOS
Performance:
Net interest margin (2)	3.02%		3.33%		3.42%		3.33%		3.82%
Efficiency ratio (3)	62.97%		62.78%		67.06%		68.31%		60.50%
Return on average total assets	0.96%		1.14%		0.59%		0.40%		0.70%
Return on average common equity	13.85%		17.53%		5.54%		3.84%		7.66%
Dividend payout	37.43%		26.34%		62.86%		88.00%		45.36%
Average net loans/average total deposits	115.52%		113.73%		106.94%		107.04%		118.05%
Average earning assets/average total assets	95.13%		95.63%		94.94%		94.53%		94.95%
Average stockholders’ equity/average assets	6.95%		6.50%		8.69%		8.81%		8.33%
Fee income to average assets	1.15%		1.18%		1.30%		1.08%		0.96%
Capital:
Tier I capital to risk-adjusted assets	9.09%		8.63%		8.47%		11.51%		9.82%
Total capital to risk-adjusted assets	12.30%		11.05%		10.03%		12.71%		10.75%
Leverage Ratio	6.50%		6.43%		5.89%		8.37%		8.19%
Asset quality:
Non-performing loans to total loans	1.22%		1.57%		2.34%		3.01%		1.99%
Annualized net charge-offs to average loans	0.38%		0.56%		0.91%		1.32%		1.34%
Allowance for loan losses to period-end loans	1.11%		1.24%		1.66%		1.39%		1.08%
Allowance for loan losses to non-performing loans	90.72%		79.05%		70.85%		46.10%		54.34%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	87.17%		76.11%		69.16%		44.68%		51.36%
Non-performing assets to total assets	0.92%		1.10%		1.40%		1.91%		1.24%
Recoveries to charge-offs	18.28%		32.83%		22.12%		15.77%		14.33%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	3.51	x	2.90	x	2.22	x	2.21	x	2.34	x
Including interest on deposits	1.51	x	1.68	x	1.30	x	1.18	x	1.24	x
EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:
Excluding interest on deposits	3.51	x	2.90	x	2.04	x	2.10	x	2.26	x
Including interest on deposits	1.51	x	1.68	x	1.23	x	1.15	x	1.22	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$12,960,000		$12,827,700		$10,669,700		$9,242,600		$9,159,700

Total Branches	64		65		66		66		65
ATMs	149		150		141		139		121

*	Share and per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect to the 10% stock dividends declared on July 9, 2004 and June 17, 2002 . Basic and diluted earning per share are the same.

(1)	After retroactive reclassification adjustment of allowance for losses on off balance sheet items for the years ended December 31, 2003, 2002 and 2001.

(2)	On a tax equivalent basis.

(3)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, and gain on sale of building in 2004 and loss on extinguishment of debts in 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following Management’s Discussion and Analysis of Results of Operations and Financial Conditions gives effect to the restatement of the Corporation’s 2004 through 2001 consolidated financial statements. Refer to Note 2 to the consolidated financial statements included at Item 8 for additional information.
On March 7, 2006, the Corporation announced that as a result of an internal review undertaken in light of current events in the Puerto Rico financial services industry related to accounting for transfers of mortgage loans, the Corporation would restate its financial statements for the years ended December 31, 2004 and 2003 and for the first, second and third quarters of 2004 and 2005. All references herein to financial data for 2001 to 2004 has been restated.
The following table summarizes the adjustments to restate net income, common stockholders’ equity and basic and diluted earnings per share in the 2001 through 2004 annual consolidated financial statements.

	2001	2002	2003	2004
	(Dollars in thousands)
Net Income — as previously reported	$52,758	$25,752	$39,445	$84,459

Reversal of Gains on Sales of Mortgage Loans	(3,009)	—	—	—

Reversal of Mortgage Servicing Rights (MSR) Recognized	(3,186)	—	—	—

Premium amortization and net interest income adjustments	1,651	2,063	9,942	3,892

Reversal of amortization of mortgage servicing rights and net servicing fee income (expense)	2,290	2,086	240	156

Recognition of gain on sale of mortgage servicing rights	—	—	4,068	—

Reversal of premium on loans purchased and related amortization	—	—	(13,637)	—

Provision (benefit) for income tax on the above adjustments	879	(1,618)	(239)	(1,579)

Effect of restatement on Net Income for the year	(1,375)	2,531	374	2,469

Net Income — as restated	$51,383	$28,283	$39,819	$86,928

Common Stockholder’s Equity -as previously reported	$548,544	$538,705	$480,832	$556,003

Cumulative effect of restatement on Common Stockholder’s Equity at beginning of the year	(6,656)	(8,031)	(5,500)	(5,126)

Effect of restatement on net income previously reported	(1,375)	2,531	374	2,469

Cumulative effect of restatement on Common Stockholder’s Equity at end of the year	$(8,031)	$(5,500)	$(5,126)	$(2,657)

Common Stockholders’ Equity — as restated	$540,513	$533,205	$475,706	$553,346

Basic and Diluted Earnings per Share as Previously Reported	$1.00	$0.45	$0.69	$1.81

Basic and Diluted Earnings per Share as Restated	$0.97	$0.50	$0.70	$1.86

Description of the Business
Santander BanCorp and subsidiaries (the “Corporation”) is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a full range of financial products and services to consumers and commercial customers through its subsidiaries. The Corporation’s subsidiaries are engaged in the following businesses:
•	Commercial Banking – Banco Santander Puerto Rico
•	Mortgage Banking – Santander Mortgage Corporation
•	Securities Brokerage and Investment Banking – Santander Securities Corporation
•	Asset Management – Santander Asset Management Corporation
•	Insurance – Santander Insurance Agency, Inc.
•	International Banking – Santander International Bank of Puerto Rico, Inc.
Basis of Presentation
The Corporation’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the financial services industry, which are described in the notes to the consolidated financial statements. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting policies that are critical to the overall financial statements are fully described in the “Critical Accounting Policies” section below.
On July 9, 2004, the Corporation declared a 10% stock dividend to all common shareholders of record as of July 20, 2004. All share and per share computations for all periods presented have been restated to reflect the stock dividend.
Forward-Looking Statements
This discussion of financial results contains forward-looking statements about the Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or phrases like “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe”, or similar expressions and are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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

Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations
This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to the reader. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
During 2005, the Corporation has concentrated its efforts in consolidating its financial position and market share. During the year the Corporation reported significant improvements in net income before tax, capital and asset quality ratios as well as in the efficiency ratio. The credit quality of the Corporation’s loan portfolio continued to improve during 2005 resulting in a lower provision for loan losses. The Corporation has been impacted by higher income taxes in 2005.
The Corporation, during 2005 continued monitoring its business plan prepared in 2003 for the three-year period from 2004 through 2006. This plan is based on an integrated business model that focuses on the Corporation’s clients and people. The Corporation’s client-focused business model is based on three strategic cornerstones: Sales and Distribution, Credit and Market Risk and Operating Efficiency. The Sales and Distribution cornerstone is aimed at implementing and expanding a systematic sales management process which focuses on growing the loan portfolio by cross-selling products and services to the Corporation’s extensive segmented client base and improving client profitability. In the area of Credit and Market Risk the Corporation is focused on implementing and maintaining agile and flexible credit processes, continuous monitoring and improvement of asset quality, maximizing loan recoveries and maintaining an investment portfolio proportional to the Corporation’s asset size. With respect to Operating Efficiency, the Corporation aims to limit operating expense growth to inflationary levels, while obtaining efficiencies from new operating systems and investing in and training the best people. The Corporation’s business plan is based on improving client information and providing the highest quality services with the best human resources and information technology, while maintaining superior asset quality.
Management’s efforts are focused on achieving the objectives delineated in the business plan. The plan contemplates sustained growth in interest-earning assets, particularly in the commercial and mortgage lending portfolios, designed to steadily increase interest income and related revenues. Continued emphasis on the growth of the insurance agency and broker-dealer segments is also expected to have a positive impact on the Corporation’s results of operations. Cost control measures currently in place should limit the growth in operating expenses and assist in achieving greater operational efficiency. These strategies are expected to enhance the Corporation’s profitability and efficiency ratios.
The Corporation’s business plan depends, to a certain extent, on the improvement of general economic conditions and stable economic growth in Puerto Rico and in the United States. In addition, the business plan places special emphasis on the very competitive environment for financial services in Puerto Rico and the United States. On a short- and medium-term basis, the Corporation will continue to focus on differentiating itself from its competitors by building on its established strengths: client satisfaction, product innovation, diversified business units with high earnings potential from banking, securities, asset management, mortgage and insurance services, its large client base and branch distribution network and a modern technology infrastructure.
Based on the results of operations and financial condition obtained for the year ended December 31, 2005, as detailed throughout this discussion, management believes it has been successful in implementing its business plan and expects to continue with the changes that have been implemented in order to achieve its objectives.
The Corporation reported net income of $79.8 million for the year ended December 31, 2005, or $1.71 per common share decreasing $7.1 million or 8.2% from $86.9 million as of December 31, 2004. This decrease was principally due to an increase of $21.1 million in the provision for income tax to $30.8 million for the year ended December 31, 2005, from $9.7 million for the same period in 2004. Earnings per common share for the year ended December 31, 2005 were $1.71 decreasing by $0.15 from $1.86 for the year ended December 31, 2004. Return on average common equity (ROE) and return on average assets (ROA) were 13.85% and 0.96%, respectively, for the year ended December 31, 2005, reflecting a decrease of 368 basis points in ROE and 18 basis points in ROA when compared to ROE and ROA of 17.53% and 1.14%, respectively, for the year ended December 31, 2004. The efficiency ratio (on a tax-equivalent basis) for the year ended December 31, 2005, was 62.97%, an improvement of 19 basis point compared 62.78% for the same period in 2004.
Income before provision for income tax was $110.6 million, an increase of $13.9 million or 14.4% for the year ended December 31, 2005, compared with $96.7 million for the same period in 2004. This change was principally attributed to an increase of $9.8 million or 5.0% and $8.1 million or 6.9% in net interest income after provision for loan losses and other income, for the year ended in December 31, 2005 compared with the year ended December 31, 2004. This increase was offset by an increase of $4.0 million or 1.8% in other expenses.
The Corporation’s principal source of revenues is net interest income, which is the difference between the interest earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income represents approximately 64.43% of the Corporation’s total revenues (defined as net interest income plus other income) for 2005. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on these balances.
Lending activities are one of the most important aspects of the Corporation’s operations. As a result of management’s focus on regaining market share, the net loan portfolio continued to increase during 2005. The net loan portfolio, including loans held for sale, increased $0.5 billion, or 8.5% reaching $6.0 billion at December 31, 2005, compared to $5.5 billion at December 31, 2004. Due to the continued effort to improve credit quality, the higher proportion of mortgage loans (which have historically proven to be of low risk) and the significant improvement in nonperforming loans, the allowance for loan losses decreased 3.4% for the year ended December 31, 2005 compared with the same period in 2004. The provision for loan losses totaled $20.4 million in 2005, a decrease of $5.9 million compared to $26.3 million in 2004. The improvement in the asset quality ratios reflects the success of management’s initiatives in improving credit quality, such as the revision of underwriting standards and improvements in the collection process. The ratio of the allowance for loan losses to total loans decreased to 1.11% at December 31, 2005, from 1.24% at December 31, 2004.
Although the Corporation has diversified its sources of revenues, interest income from the loan portfolio continues to account for the majority of total revenues, representing 63.6% of total gross revenues for 2005. As a result, the primary influence on the Corporation’s operating results is the demand for loans in Puerto Rico, which is significantly affected by economic conditions, competition, the demand and supply of housing, the fiscal policies of the federal and Puerto Rico governments and interest rate levels. Changes in interest rates, the Corporation’s principal market risk, can significantly impact its results of operations by affecting net interest income and the gains or losses realized on the sale of loans and securities. As described under “Risk Management”, the Corporation uses derivative instruments to hedge, to a limited extent, its interest rate risk in order to protect its net interest income under different interest rate scenarios.
The Corporation has continued to diversify its revenues sources, mainly as a result of the acquisition of Santander Securities, its broker-dealer subsidiary, from an affiliate in December 2003. Broker-dealer, asset management and insurance fees accounted for 42.3% of the Corporation’s other income and 15.1% of its total revenues for 2005. The Corporation also earns revenues from other sources that are not as dependent on interest levels, such as bank service fees on deposit accounts and credit card fees, other income, including broker-dealer, asset management and insurance fees, accounted for 35.6% of total revenues for 2005.
Operating expenses increased $4.0 million or 1.8% in 2005 compared to 2004, well below the level of inflation. This increase was mainly due to an increase of $3.4 million in personnel costs, $2.9 million in occupancy cost and $0.6 million in business promotion, which were partially offset by a decrease in EDP servicing, amortization and technical expenses of $2.9 million.
Deposits at December 31, 2005 were $5.2 billion, reflecting an increase of $476.5 million or 10.0% compared to deposits of $4.7 billion as of December 31, 2004. This increase was also in line with the objective of enhancing customer activity and market share.
Total borrowings at December 31, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) decreased $651.1 million compared to total borrowings for the year ended December 31, 2004. The subordinated notes increased by $48.5 million or 66.8% due to a new issuance of notes for $50 million in the last quarter of 2005.
As of December 31, 2005, the Company had $13.0 billion in customer financial assets under management. This is a significant part of the financial assets of Puerto Rico households and reflects the Corporation’s strong positioning in its primary market. Customer financial assets under management include bank deposits (excluding brokered deposits), broker-dealer customer accounts, mutual fund assets managed, and trust, institutional and private accounts under management. The growth in customer financial assets and the stability of customer deposits is a strong indication of the Corporation’s successful efforts to regain market share and reposition as a leading provider of financial services.
SBP common stock price per share was $25.12 as of December 31, 2005 resulting in a market capitalization of $1.2 billion (including affiliated holdings).

During the fourth quarter of 2005, Santander BanCorp declared and paid a cash dividend of 16 cents per common share to its shareholders of record, resulting in a current annual dividend yield of 2.55%.
Critical Accounting Policies
The consolidated financial statements of Santander BanCorp are prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make judgments, involving significant estimates and assumptions, in the application of its accounting policies about matters that are inherently uncertain. Management arrives at these estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, considering the facts and circumstances at a specific point in time. Changes in those facts and circumstances could produce actual results that differ from those estimates. Detailed below is a discussion of the Corporation’s critical accounting policies. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. For a complete discussion of the Corporation’s significant and critical accounting policies refer to the notes to the consolidated financial statements and the discussion throughout this document which should be read in conjunction with this section.
Allowance for Loan Losses. The Corporation assesses the overall risks in its loan portfolio and establishes and maintains a reserve for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the Corporation’s loan portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis.
The determination of the allowance for loan losses is one of the most complex and critical accounting estimates the Corporation’s management makes. The allowance for loan losses is composed of three different components. An asset-specific reserve based on the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan” (as amended), an expected loss estimate based on the provisions of SFAS No. 5 “Accounting for Contingencies”, and an unallocated reserve based on the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance.
Commercial and construction loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant to SFAS No. 114. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral.
A reserve for expected losses is determined under the provisions of SFAS No. 5 for all loans not evaluated individually for impairment, based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.). The Corporation groups small homogeneous loans by type of loan (consumer, credit card, mortgage, auto, etc.) and applies a loss factor, which is determined using an average history of actual net losses over the previous 2 to 3 years and other statistical loss estimates. Historical loss rates are reviewed at least quarterly and adjusted based on changing borrower and/or collateral conditions and actual collections and charge-off experience. Historical loss rates for the different portfolios may be adjusted for significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effect of the trends in the nature and volume of loans (delinquency, charge-offs, non accrual), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from internal and external agencies.
An additional or unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
The underlying assumptions, estimates and assessments used by management to determine the components of the allowance for loan losses are periodically evaluated and updated to reflect management’s current view of overall economic conditions and other relevant factors impacting credit quality and inherent losses. Changes in such estimates could significantly impact the allowance and provision for loan losses. The Corporation could experience loan losses that are different from the current estimates made by management. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. Refer to the allowance for loan losses section for further information.
Valuation of Certain Financial Instruments. Certain financial instruments including derivatives, hedged items, trading and investment securities available for sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses, as appropriate. Fair values for most of the Corporation’s trading and investment securities are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. For securities where listed market prices are not readily available, the determination of the fair value requires management judgment as to the benchmark to be used. Significant changes in factors such as interest rates and accelerated prepayment rates could affect the value of the trading and investment securities. Management assesses the fair value of its portfolio at least monthly. Any impairment that is considered other than temporary is recorded in the consolidated statement of income.
Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments, counterparty credit risk, as well as time value and yield curve or volatility factors underlying the positions. Management applies judgment in determining the models used and required adjustment to such models, if any, in the valuation process. The primary risk of material changes to the value of the derivative instruments is fluctuations in interest rates. However, the Corporation principally uses derivative instruments as part of a designated hedging program so that a change in the value of a derivative is generally offset by a corresponding change in the value of the hedged item. Changes in these estimates may have a significant impact on the carrying amount and the related valuation gains and losses on these financial instruments.
Management believes that its estimates of fair value are reasonable given the process of obtaining external prices, periodic reviews of internal models by affiliated and unaffiliated experts, and the consistent application of methodologies.
Transfers of Financial Assets. The Corporation occasionally engages in transfers of financial assets and accounts for them in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125” (SFAS No. 140). Paragraph 9 of SFAS No. 140 provides that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. A transferor has surrendered control if all of the following conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of creditors, even in bankruptcy; (b) each transferee has the right to pledge or exchange the assets it received and no condition constrains the transferee from taking advantage of its right to pledge or exchange; and (c) the transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specified assets, other than through a cleanup call. In accordance with SFAS No. 140, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 sales criteria, the Corporation is not permitted to derecognize the transferred financial assets and the transaction is accounted for as a secured borrowing. We have restated our financial statements for each year of the five years in the period ended December 31, 2004 and for the first, second and third quarters of 2004 and 2005 in order to correct the accounting under SFAS No. 140 of certain mortgage loan transfers. See Note 2 to the Consolidated Financial Statements.
Income taxes. In preparing the consolidated financial statements, the Corporation is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters, or the expiration of the statute of limitations may result in the release of tax contingencies which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. During the year ended December 31, 2005, the Corporation had no recorded valuation allowances related to its net deferred tax assets (see Note 17 to the consolidated financial statements).
Goodwill and other intangible assets. Goodwill represents the excess of an acquired company’s acquisition cost over the fair value of its net tangible and intangible assets. Goodwill is not amortized but rather are tested at least annually for impairment using a two step process at each reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its fair value, the second step in the impairment test consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.
The Corporation’s goodwill, resulted from business acquisitions, and consists of $10.5 million that resulted from the acquisition by the Bank of Banco Central Hispano P.R., and $24.3 million that resulted from the acquisition by Santander Securities of the acquisition of Merryl Lynch’s retail brokerage business in Puerto Rico. The value of the goodwill is inherent primarily in the commercial banking segment and the broker-dealer segment, respectively.
The sustained value of the goodwill is supported ultimately by revenue from the commercial banking segment and the broker-dealer segment. A decline in earnings as a result of a lack of growth, or our inability to deliver cost effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary be recorded as a write-down in the consolidated statement of income.
On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation for potential impairment is inherently complex, and involves significant judgment in the use of estimates and assumptions.
To determine the fair value of the reporting units being evaluated for goodwill impairment, the Corporation used an independent consultant. The determination of the fair value of the reporting units involves the use of estimates and assumptions including expected results of operations, an assumed discount rate and an assumed growth rate for the reporting units. Specifically, the independent consultant prepared analyses regarding the fair value of equity of the Corporation’s reporting units, Commercial Banking and Broker-dealer. The consultant used three separate approaches:
Market Multiple Approach: provides indications of value based upon comparisons of the Reporting Unit to market values and pricing evidence of public companies in the same or similar lines of businesses. Market ratios (pricing multiples) and performance fundamentals relating the public companies’ stock prices (equity) or enterprise values to certain underlying fundamental data are applied to the Reporting Unit to determine indications of its fair value.
Discounted Cash Flow Approach: calculates the present value of the projected future cash flows to be generated by the Reporting Unit using appropriate discount rates. The discount rates are intended to reflect all associated risks of realizing the projected future cash flows. Terminal values are computed as of the end of the last period for which cash flows are projected to determine an estimate of the values of the Reporting Unit as of that future point in time. Discounting the terminal values back to the present and adding the present values of the future cash flows yields indications of the Reporting Unit’s fair value.
Comparable Transaction Approach: includes an examination of recent transactions in which companies involved in the same or similar lines of business to the Reporting Unit were acquired. Acquisition values and pricing evidence are used in much the same manner as the Market Multiple Approach for indication of the Reporting Unit’s fair value.
Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; unanticipated competition; adverse action or assessment by a regulator; plans for disposition of a segment; among others.
Intangible assets, with an indefinite life, are not amortized and are tested for impairment at least annually comparing the fair value with the carrying amount of those assets. In determining the indefinite life for those assets, the Corporation considers the expected cash flows and several factors such as legal, regulatory, economic, contractual, competition and others, which could limit the useful life.

Tangible and intangible assets with finite useful lives are amortized over their estimated useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. If circumstances and conditions indicate deterioration in the value of tangible assets and intangible assets with finite useful lives, the book value would be adjusted and a loss would be recognized in current operations.
In assessing the recoverability of goodwill and other intangibles, the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded. Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2003, 2004 and 2005, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangible were not impaired.
Pension and Other Postemployment Benefits. The determination of the Corporation’s obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 19 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Management participates in the determination of these factors, which normally undergo evaluation against industry assumptions, among other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the Corporation’s assumptions are accumulated and amortized over future periods and therefore, generally affect recognized expense and recorded obligation in such future periods. The Corporation uses an independent actuarial firm for the determination of the pension and post-retirement benefit costs and obligations.
In developing the expected return on plan assets, the Corporation considers the asset allocation, historical returns on the types of assets held in the pension trust, the current economic environment, as well as input from the actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. The expected rate of return for plan assets was set at 8.5% for the years ended December 31, 2005, 2004 and 2003. In selecting a discount rate, the Corporation considers the Moody’s long-term AA Corporate Bond yield as a guide. At December 31, 2005, the Corporation’s discount rate was 6.00%.
Management believes that the assumptions made are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.
Results of Operations
The following financial discussion is based upon and should be read in conjunction with the Corporation’s consolidated financial statements for the years ended December 31, 2005, 2004, and 2003.
The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect the 10% stock dividend declared by the Board of Directors on July 9, 2004 (refer to the section on “Capital and Dividends” below).
The following table sets forth the principal components of the Corporation’s net income for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Dollars in thousands)
Components of net income:
Net interest income	$227,022	$223,060	$203,172
Provision for loan losses	20,400	26,270	49,745
Other income	125,358	117,239	110,161
Other operating expenses	221,386	217,377	223,815
Provision (benefit) for income tax	30,788	9,724	(46)

Net income	$79,806	$86,928	$39,819

2005 compared to 2004. The Corporation’s net income decreased $7.1 million, or 8.2%, for the year ended December 31, 2005 compared to the same period in 2004. This effect was principally due to an increase of $21.1 million and $4.0 million in provision for income tax and in other operating expenses, respectively. These changes were partially offset by an increase in net interest income and other income of $9.8 million and $8.1 million, respectively, and a decrease in a provision for loan losses of $5.9 million.
2004 compared to 2003. The increase of $47.1 million, or 118.3%, in net income for the year ended December 31, 2004 compared to the same period in 2003, was principally due to an increase of $19.9 million in net interest income, mainly as a result of increase in the volume of interest-earning assets, a decrease in the provision for loan losses of $23.5 million, a decrease in operating expenses of $6.4 million and an increase in other income of $7.1 million due primarily to a gain on sale of building and higher broker-dealer, asset management and insurance fees. These changes were partially offset by increases in the provision for income tax of $9.8 million.
Net Interest Income
The Corporation’s net interest income was $227.0 million, $223.1 million and $203.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.
To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading “Change in Interest Income and Interest Expense–Volume and Rate Analysis,” has been adjusted by an amount equal to the income taxes which would have been paid had the interest income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $11.1 million in 2005, $20.2 million in 2004 and $17.6 million in 2003.
The following table sets forth the principal components of the Corporation’s net interest income for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Dollars in thousands)
Interest income — tax equivalent basis	$450,664	$383,984	$353,333
Interest expense	(212,583)	(140,762)	(132,611)

Net interest income — tax equivalent basis	$238,081	$243,222	$220,722

Net interest margin — tax equivalent basis (1)	3.02%	3.33%	3.42%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for such period.
2005 compared to 2004. The higher short term interest rate scenario has impacted the Corporation’s net interest margin during 2005. The increase in short term in interest rates was mainly due to the increase of the discount rate by the Federal Reserve. The increasing short term rate with only a minor repricing of long term rates has resulted in a flattening of the yield curve. The Corporation’s tax equivalent net interest income for the year ended December 31, 2005 was $238.1 million, decreasing $5.1 million or 2.1% from $243.2 million for the year ended December 31, 2004. This decrease was primarily due to an increase in cost of funds of 88 basis points from 2.23% in 2004 to 3.11% in 2005, together with an increase in average interest-bearing liabilities of $525.8 million. This was partially offset by an increase in average interest-earning assets of $581.4 million and an increase in the yield of such assets of 46 basis points from 5.26% on 2004 to 5.72% in 2005.
Interest expense on average interest-bearing liabilities increased $71.8 million or 51.0% compared with the same period in 2004. Interest expense on other time deposits (including brokered deposits) reflected an increase of $48.4 million or 138.9% to $83.3 million for the year ended December 31, 2005 from $34.9 million for the same period in 2004. Total cost of funds increased 88 basis points in 2005 compared to 2004, due to an increase in rates paid on deposits as a result of the higher interest rate scenario. This increase contributed to the decrease in net interest margin of 31 basis points to 3.02% and of an increase in cost of funding earning assets of 77 basis points to 2.70% for the year ended December 31, 2005.
The increase in average interest-bearing liabilities of $525.8 million or 8.3% to $6.8 billion for the year ended December 31, 2005 compared with $6.3 billion for the same period in 2004 was due to an increase in average interest-bearing deposits of $921.8 million. The increase in average interest-bearing deposits was due to an increase in average other time deposits of $893.0 million or 56.5% (including an increase in brokered deposits of $609.1 million or 157.1%). This increment was partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements of repurchase and commercial paper issued) of $352.9 million or 13.3% compared with the same period in 2004. Average securities sold under agreements to repurchase decreased by 35.3%, in part by the extinguishment of certain repurchase agreements during the first quarter and management’s emphasis in using lower cost borrowings. Average federal funds purchased and other borrowings increased by $250.0 million or 43.8% for the year ended December 31, 2005. Average subordinated notes also increased by $52.7 million or 179.7% due to a new note issuance of $50 million in the last quarter of 2005.
The Corporation’s interest income on a tax equivalent basis reflected an increase of $66.7 million or 17.4% compared with the same period in 2004. This change was due to an increase of $97.7 million or 37.0% in interest earned on the average loan portfolio partially offset by a decrease of $35.1 million or 30.3% in average investment portfolio.
Average interest-earning assets increased $581.4 million in 2005 compared to 2004. This increase was due to an increase in average net loans of $ 1.2 billion or 24.3% to $5.9 billion for the year ended December 31, 2005 compared with $4.7 billion for the same period in 2004. This improvement was partially offset by a decrease in average investment securities of 24.2% or $554.7 million. Pursuant to management’s objective of increasing its mortgage loan lending activity during 2005, the average mortgage loan portfolio reached $1.9 billion, reflecting an increase of 35.8% or 497.9 million compared with $1.4 billion for the year ended December 31, 2004. Total mortgage loan originations and gross purchases from third parties in 2005 were $748.1 million and $289.9 million, respectively. Total sales to third parties were $233.3 million for the year ended December 31, 2005.
The average consumer loan portfolio grew 21.7% or $91.1 million reaching $511.1 million for the year ended December 31, 2005. This increase was a result of an improvement of average credit card and average personal loans of 34.5% and 21.2%, to $149.1 million and $359.1 million, respectively. There was an increase in the average commercial loan portfolio and lease financing portfolio of 20.6% and 6.5%, to $3.2 billion and $118.2 million, respectively, for the year ended December 31, 2005.
The increase in the average net loan portfolio was offset by a decrease in average investment securities of $554.7 million or 24.2%. The decrease in average investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005 which also resulted in a reduction in the yield on investment securities of 40 basis points from 5.04% for the year ended December 31, 2004 to 4.64 % for the year ended December 31, 2005. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6.0 million on the extinguishment of certain term repo transactions that were financing part of the securities sold.
2004 compared to 2003. The Corporation’s tax equivalent net interest income for the year ended December 31, 2004 reached $243.2 million, an increase of 10.2% over $220.7 million for the same period in 2003. This improvement was due to an increase in average interest-earning assets of $847.3 million, or 13.1%, as a result of an increase in commercial activities as well as a reduction in total cost of funds of 21 basis points. Although the Corporation’s net interest margin decreased during 2004, to 3.33% from 3.42% for 2003, net interest spread remained stable compared with 2003. As a result of an increase in tax equivalent, interest income of $30.7 million partially offset by an increase in interest expenses of $8.2 million.
The increase in average interest-earning assets was driven primarily by the increase in average loans. Average commercial loans experienced an increase of 29.6% or $609.7 million. Construction loans reflected a decrease of 20.1% or $51.9 million due to a slowdown in the construction sector of the Island and a stronger emphasis by the Corporation on mortgage lending. Due to the continued low interest rate scenario the average mortgage loan portfolio reflected a growth of 15.8% or $189.9 million. During 2004 management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The average consumer loan portfolio decreased 9.2% or $42.8 million as a result of the Corporation’s withdrawal from the auto loan market and a reduction in average personal loans that was only partially offset by an increase in the average credit card portfolio. Average interest-bearing deposits and average investment securities also reflected increases in 2004 compared to 2003 of $43.7 million and $89.9 million, respectively.
The Corporation’s interest income on a tax equivalent basis increased $30.7 million, or 8.7% to $384.0 million for the year December 31, 2004 from $353.3 million for the year ended December 31, 2003. All portfolios reflected higher tax equivalent interest income primarily as a result of the higher volume of average interest earning assets. The average rate on interest earning assets decreased because of lower returns on loans due to high refinancing of mortgage loans during 2004 because of the low interest rate environment.

The Corporation’s interest expense reflected an increase of $8.2 million for the year ended December 31, 2004 compared to the same period in 2003. This increase was due primarily to an increase in average interest bearing liabilities and was partially offset by a decrease of 21 basis points in the cost of funds.
Average interest-bearing liabilities increased as a result of the need for funding the increase of $847.3 million in average interest-earning assets. The most significant increases in average interest-bearing liabilities were in commercial paper, brokered CDs and institutional CDs. In addition there was an increase in average customer deposits during the year. The reduction in the cost of funds was due to the redemption in 2004 of the AFICA notes that paid interest at rates over 6%, several 936 notes with high rates of interest matured during the year and the Corporation’s portfolio of term repurchase agreements was restructured to reduce their cost. In addition, at the beginning of the year, the Corporation reduced the interest rates on its core deposits.
The composition of the Corporation’s average interest bearing liabilities changed during this period. Average borrowings increased 31.4% or $632.8 million from $2.0 billion for the year ended December 31, 2003 to $2.6 billion for the same period in 2004. There was an increase in average time deposits of 23.1% or $297.1 million and in savings and NOW accounts of 4.5% or $81.8 million. These increases in average interest bearing deposits were in line with the Corporation’s objective of enhancing customer activity and market share.
The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits	$133,622	$4,065	3.04%	$71,547	$1,054	1.47%	$68,312	$664	0.97%
Federal funds sold and securities purchased under agreements to resell	135,928	4,187	3.08%	209,719	3,123	1.49%	169,304	1,990	1.18%

Total interest-bearing deposits	269,550	8,252	3.06%	281,266	4,177	1.49%	237,616	2,654	1.12%

U.S. Treasury securities	8,353	262	3.14%	5,650	75	1.33%	73,913	884	1.20%
Obligations of other U.S. government agencies and corporations	857,421	42,275	4.93%	1,174,965	66,536	5.66%	1,309,968	63,202	4.82%
Obligations of government of Puerto Rico and political subdivisions	80,529	4,323	5.37%	43,962	3,512	7.99%	47,675	3,593	7.54%
Collateralized mortgage obligations and mortgage backed securities	747,944	32,200	4.31%	1,030,725	43,055	4.18%	735,765	29,486	4.01%
Other	46,950	1,672	3.56%	40,629	2,650	6.52%	38,681	3,007	7.77%

Total investment securities	1,741,197	80,732	4.64%	2,295,931	115,828	5.04%	2,206,002	100,172	4.54%

Loans :
Commercial	3,220,447	178,994	5.56%	2,670,644	127,809	4.79%	2,061,009	96,339	4.67%
Construction	202,226	15,418	7.62%	205,861	10,848	5.27%	257,668	12,546	4.87%
Consumer	511,094	48,631	9.52%	420,002	45,800	10.90%	462,755	58,655	12.68%
Mortgage	1,887,420	110,994	5.88%	1,389,517	71,610	5.15%	1,199,622	75,327	6.28%
Lease financing	118,202	7,643	6.47%	111,032	7,912	7.13%	93,656	7,640	8.16%

Gross loans	5,939,389	361,680	6.09%	4,797,056	263,979	5.50%	4,074,710	250,507	6.15%
Allowance for loan losses	(67,956)			(73,518)			(64,909)

Loans, net	5,871,433	361,680	6.16%	4,723,538	263,979	5.59%	4,009,801	250,507	6.25%

Total interest-earning assets/ interest income (tax-equivalent basis)	7,882,180	450,664	5.72%	7,300,735	383,984	5.26%	6,453,419	353,333	5.48%

Total non-interest-earning assets	403,812			333,736			344,282

Total assets	$8,285,992			$7,634,471			$6,797,701

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and NOW accounts	$1,945,095	$38,939	2.00%	$1,916,270	$25,416	1.33%	$1,834,424	$25,955	1.41%
Other time deposits	1,476,996	46,488	3.15%	1,193,078	23,932	2.01%	1,007,737	21,386	2.12%
Brokered deposits	996,741	36,785	3.69%	387,682	10,931	2.82%	275,941	8,689	3.15%
Borrowings	2,295,932	85,740	3.73%	2,648,854	74,261	2.80%	2,016,044	63,288	3.14%
Term Notes	37,158	1,229	3.31%	132,947	5,640	4.24%	284,890	12,868	4.52%
Subordinated Notes	82,082	3,402	4.14%	29,351	582	1.98%	22,023	425	1.93%

Total interest-bearing liabilities interest expense	6,834,004	212,583	3.11%	6,308,182	140,762	2.23%	5,441,059	132,611	2.44%

Total non interest-bearing liabilities	875,762			830,326			765,807

Total liabilities	7,709,766			7,138,508			6,206,866

Stockholders’ Equity	576,226			495,963			590,835

Total liabilities and stockholders’ equity	$8,285,992			$7,634,471			$6,797,701

Net interest income		$238,081			$243,222			$220,722

Net interest spread			2.61%			3.03%			3.03%
Cost of funding earning assets			2.70%			1.93%			2.05%
Net interest margin (tax equivalent basis)			3.02%			3.33%			3.42%

Changes in Interest Income and Interest Expense-Volume and Rate Analysis
     The following table allocates changes in the Corporation’s tax equivalent interest income and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the years 2005 compared to 2004 and 2004 compared to 2003. Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities.

	2005 vs. 2004			2004 vs. 2003
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest Income — tax equivalent basis:
Federal funds purchased and securities purchased under agreements to resell	$(1,390)	$2,454	$1,064	$535	$598	$1,133
Time deposits with other banks	1,352	1,659	3,011	33	357	390
Investment securities	(26,289)	(8,807)	(35,096)	4,205	11,451	15,656
Loans, net	68,768	28,933	97,701	41,637	(28,165)	13,472

Total interest income	42,441	24,239	66,680	46,410	(15,759)	30,651

Interest Expense:
Savings and NOW accounts	388	13,135	13,523	1,128	(1,667)	(539)
Other time deposits	25,060	23,350	48,410	6,635	(1,847)	4,788
Borrowings	(10,835)	22,314	11,479	18,281	(7,308)	10,973
Long-term borrowings	(1,671)	80	(1,591)	(5,685)	(1,386)	(7,071)

Total interest expense	12,942	58,989	71,821	20,359	(12,208)	8,151

Net interest income (expense) — tax equivalent basis	$29,499	$(34,750)	$(5,141)	$26,051	$(3,551)	$22,500

During 2005, the decrease in net interest income on a tax equivalent basis was driven primarily by an increase in interest rates paid on interest-bearing liabilities of 88 basis points, which is higher than the increase in yield earned on interest earning-assets of 46 basis points. Although the increase in the volume of interest bearing-liabilities is lower than the increase in the volume of interest earning-assets, the increase in rates of interest bearing-liabilities impacted net interest income more than the increase in volume of interest earning-assets.
During 2004, the increase in net interest income on a tax equivalent basis was due primarily to the increase in the volume of average interest earning assets and lower rates paid on interest bearing liabilities. These improvements in net interest margin were partially offset by a decrease in the yield of average interest earning assets and higher average interest-bearing liabilities.
Provision for Loan Losses
2005 compared to 2004. The provision for loan losses decreased $5.9 million or 22.3% to $20.4 million for the year ended December 31, 2005 compared with $26.3 million in the same period in 2004. The continuing effort to reinforce lending and collection procedures and the increasing production in the lower risk mortgage portfolio supported a decrease in the allowance for loans losses. The Corporation presented lower net charge-offs through the last years. During the year 2005, charge-offs reflected a decrease of 30.2% compared with the same period in 2004.
2004 compared to 2003. The Corporation’s provision for loan losses for the year ended December 31, 2004 decreased $23.5 million, or 47.2%, compared with 2003. This decrease was the result of the implementation of more stringent lending criteria, improved collection practices, and changes in the composition of the loan portfolio, which increased significantly in the residential mortgage loan segment. The residential mortgage loan portfolio has historically been a lower risk portfolio. During 2004, net charge-offs were significantly lower than those for 2003, in particular in the consumer loan category, and the Corporation’s non-performing asset ratios experienced a significant improvement, which contributed to the reduction in the provision for loan losses.

Refer to the discussions under “Allowance for Loan Losses” and “Risk Management” for further analysis of the allowance for loan losses, the allocation of the allowance by loan category and non-performing assets and related ratios.
Other Income
Other income consists of service charges on deposit accounts, other service fees, including mortgage servicing fees and fees on credit cards, broker-dealer, asset management and insurance fees, gains and losses on sales of securities, gain on sale of mortgage servicing rights, certain other gains and losses and certain other income.
The following table sets forth the components of our other income for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(Dollars In thousands)
Bank service fees on deposit accounts	$12,883	$12,776	$14,018
Other service fees:
Credit card fees	15,242	12,841	11,941
Mortgage-servicing fees	2,283	1,828	1,968
Trust fees	2,912	2,951	2,690
Other fees	8,952	8,581	8,163
Broker-dealer, asset management and insurance fees	53,016	51,113	49,526
Gain on sale of securities, net	17,842	11,475	10,790
Loss on extinguishment of debt	(5,959)	—	(13,637)
Gain on sale of loans	7,876	431	9,829
Trading gains	277	124	1,601
Gain on derivatives	1,963	3,459	277
Other gains, net	4,774	8,139	8,737
Other	3,297	3,521	4,258

	$125,358	$117,239	$110,161

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Broker-dealer	$25,542	$30,180	$33,732
Asset management	20,119	15,901	11,031

Total Santander Securities and subsidiary	45,661	46,081	44,763
Insurance	7,355	5,032	4,763

Total	$53,016	$51,113	$49,526

2005 compared to 2004. For the year ended December 31, 2005, other income increased $8.1 million or 6.9% to $125.4 million from $117.2 million in 2004. This increase was the result of higher gain on sale of securities of $6.4 million. During March 2005, the Company sold $785 million of investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain repo transactions that were funding part of the securities sold. During the year ended December 31, 2005, there was a higher gain on sale of loans of $7.4 million as a result of sales of mortgage loans and the sale of certain previously charged-off consumer loans to an unrelated third party.
Bank services fees on deposit accounts such as services fees, overdraft fees and others, reflected an increase of $0.1 million to $12.9 million for the year ended in December 31, 2005 compared with prior year figures. There was also an increase of $2.4 million and $0.5 million in credit card fees and mortgage servicing fees, respectively. The improvement in service fees and other fees was supported by the higher level of loan portfolio.

Broker-dealer, asset management and insurance fees increased by $1.9 million to $53.0 million in 2005 due to an improvement of $2.3 million or 46.2% in insurance commissions earned by Santander Insurance. Santander Securities’ business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management. The broker-dealer asset management and insurance operation contributed 42.3% of commissions to the Corporation’s other income for the year ended December 31, 2005.
For the year ended December 31, 2005, the decrease in broker-dealer commissions was due to the decrease in underwriting and fixed income activity during the year compared to the year ended December 31, 2004. The increase in assets management commissions for the year ended December 31, 2005 compared to the same period in 2004 was due to the growth in assets under management resulting from the issuance of closed-end mutual funds.
During the first quarter of 2005, the Corporation entered into an arrangement with another unrelated financial institution (the “Counterparty”) where in substance the parties agreed to purchase and sell similar mortgage loans portfolio. Pursuant to this arrangement during March of 2005, the Corporation sold mortgages loans with unpaid principal balance of $87.2 million for $88.9 million and realized a gain of sale of $1.7 million. Since the Corporation retained the servicing on the mortgage loans, it also recognized a servicing asset of $1.1 million. During April and May of 2005, the Corporation purchase from the Counterparty mortgage loans with unpaid principal balances of $59.9 million and $29.7 million, for $61.1 million and $30.2 million, respectively resulting in premiums to the Counterparty of $1.2 million and $0.5 million respectively. The Counterparty retained the servicing on the mortgage loans sold to the Corporation. The decrease in broker-dealer commissions is due to the decrease in underwriting and fixed income activity during the year compared to the year ended December 31, 2003. The increase in asset management commissions for the year ended December 31, 2004 compared to the same period in 2003 is due to the growth in assets under management resulting from the issuance of closed end mutual funds. The broker-dealer, asset management and insurance operations contributed 43.6% of commissions to our other income for the year ended December 31, 2004.
The decrease in other gains of $3.4 million consisted principally of a non recurring gain on sale of building of $2.8 million during 2004 and gain on sale of servicing rights of $0.4 million in 2004.
2004 compared to 2003. For the year ended December 31, 2004, other income increased $7.1 million or 6.4% compared to the same period in 2003. This increase was the result of higher gain on derivatives of $3.2 million, gain on sale of a building of $2.8 million, fee income from the broker-dealer, asset management and insurance operations of $1.6 million and a reduction in loss on extinguishment of debt of $3.2 million. This increase was partially offset by decreases in gain on sale of mortgage loans of $9.4 million, bank service fees on deposit accounts of $1.2 million and other gains of $3.4 million that includes a gain on sale of other real estate owned of $2.1 million in 2003.
In March 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million, recorded under other gains. The remaining $4.0 million gain was deferred and is being amortized as a reduction of rent expense over the term of the related leases through January 2009.
For the year ended December 31, 2004, commissions earned by Santander Securities and subsidiary increased $1.3 million, or 2.9%, and insurance commissions increased $0.3 million, or 5.7%, as compared to the same period in 2003. Santander Securities’ business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management. The broker-dealer, asset management and insurance operations contributed 43.6% of commissions to our other income for the year ended December 31, 2004. The decrease in broker-dealer commissions is due to the decrease in underwriting and fixed income activity during the year compared to the year ended December 31, 2003. The increase in asset management commissions for the year ended December 31, 2004 compared to the same period in 2003 is due to the growth in assets under management resulting from the issuance of closed end mutual funds. The broker-dealer, asset management and insurance operations contributed 43.6% of commissions to our other income for the year ended December 31, 2004.
During 2003, the Corporation purchased the outstanding balance of mortgage loans previously sold to a third party during 2000 and 2001 (refer to Note 2 of the consolidated financial statements for further information) at a premium of $13.6 million. Refer to Note 2 of the consolidated financial statements for further information. This premium was recorded as a debt extinguishment loss, resulting in an increase in other income during 2004 of $13.6 million.
Gains on sales of loans were principally in the mortgage loans portfolio. The Corporation’s strategy regarding mortgage loans in directed toward increasing its loan portfolio, while maintaining its secondary market channels open. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its return as was the case in 2004. The decreasing in gain on sale of mortgage loans was due a sale of mortgage loans of $6.9 million in several transactions with unrelated third parties and $1.4 million to another unrelated party.
Bank service fees on deposit accounts consisting primarily of service charges, overdraft fees and fees for non-sufficient funds reflected a decrease of $1.2 million to $12.8 million in 2004 from $14.0 million in 2003. This decrease was partially offset by an increase in credit card fees of $0.9 million in 2004 compared to 2003. In order to attract and maintain its customer base, deposit products must be priced competitively. Many fees have been reduced in order to maintain a competitive edge and retain our client base. Additionally, customers have become more sophisticated in managing their accounts and maintaining their fees at a minimum often deciding on maintaining compensating balances in lieu of incurring service fees. In order to offset this decrease the Corporation has emphasized growth in other items of other income including active campaigns to attract new credit card customers and increase usage of credit card products which has resulted in an increase in credit card fees in 2004.

Operating Expenses
The following table sets forth information as to the Corporation’s other operating expenses for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries	$58,547	$57,376	$50,304
Pension and other benefits	48,775	49,458	50,600
Expenses deferred as loan origination costs	(12,320)	(15,252)	(11,510)
Total personnel costs	95,002	91,582	89,394

Occupancy costs	16,811	13,959	13,534

Equipment expenses	3,802	3,775	3,633

EDP servicing expense, amortization and technical services	31,589	34,462	44,160

Communications	8,232	8,976	8,612

Business promotion	11,065	10,435	6,760

Other taxes	8,443	8,584	9,811

Other operating expenses:
Professional fees	9,844	12,235	6,642
Amortization of intangibles	1,697	1,170	3,491
Printing and supplies	1,775	1,725	1,722
Credit card expenses	8,844	7,561	7,208
Insurance	2,461	2,113	2,723
Examinations & FDIC assessment	1,809	1,108	1,766
Transportation and travel	2,242	2,044	1,578
Repossessed assets provision and expenses	1,871	2,758	5,387
Collections and related legal costs	1,461	2,464	6,084
All other	14,438	12,426	11,310
Other operating expenses	46,442	45,604	47,911

Non personnel expenses	126,384	125,795	134,421

Total Operating Expenses	$221,386	$217,377	$223,815

Efficiency ratio-on a tax equivalent basis	62.97%	62.78%	67.06%
Personnel cost to average assets	1.15%	1.20%	1.32%
Other operating expenses to average assets	1.53%	1.65%	1.98%
Assets per employee	$5,199	$4,797	$4,590
2005 compared to 2004. For the year ended December 31, 2005 the efficiency ratio decreased 19 basis points to 62.97% from 62.78% for the same period in 2004 due to an increase in other income adjusted by gain on sale of securities, loss on extinguishment of liabilities in 2005 and gain on sale of building in 2004. The increase in average assets, with stable operating expenses, promotes a well defined operating structure and efficient use of resources and procedures.
Total other operating expenses amounted to $221.3 million for the year ended December 31, 2005, an increase of $4.0 million or 1.8% compared with $217.4 million for the same period in 2004. There was an increase in personnel costs of $3.4 million driven principally by a decrease in expenses deferred as loan origination cost, as a result of lower standard cost of originating consumer loans, of $2.9 million. There was an increase in salaries of $1.2 million offset by a decrease in pension and other benefits of $1.7 million.
Other non personnel expenses reflected an increase of $0.6 million due to an increase of $2.9 million in occupancy cost, $1.3 million in credit card expenses, $0.7 million in examinations and FDIC assessment, and $2.0 million in other operating costs. These increases was offset by a decrease in EDP servicing expenses, amortization and technical services of $2.9 million, professional services of $2.4 million and collection an related legal cost of $1.0 million.
Due its strict cost control measures, management has been successful in maintaining non personnel cost at essentially the same level as in 2004.

The Corporation focused on controlling expenses, resulting in a decrease in personnel costs as a percentage of average assets, from 1.20% in 2004 to 1.15% in 2005, and in other operating expenses as a percentage of average assets, from 1.65% in 2004 to 1.53% in 2005. Full-time equivalent employees were 1,591 at December 31, 2005, compared to 1,735 at December 31, 2004.
2004 compared to 2003. For the year ended December 31, 2004, the efficiency ratio on a tax equivalent basis improved 428 basis points to 62.78% from 67.06% for the same period in 2003. This improvement was a result of higher revenues adjusted by gains on sales of securities. A gain on the sale of a building during the first quarter of 2004 and a loss on extinguishment of liabilities in 2003) and a decrease of $6.4 million in operating expenses.
For the year ended December 31, 2004, there were cost reductions of $6.4 million or 2.9% in operating expenses compared to the same period in 2003. Non personnel expenses were reduced by $8.6 million offset by an increase in personnel expenses of $2.2 million.
Personnel costs increased by $2.2 million due to higher salaries, the in-sourcing of collection services and severance payments, partially offset by a decrease in pension and other benefits and by an increase in expenses deferred as loan origination costs.
The $8.6 million non personnel expense reduction in 2004 was primarily due to a decrease of $9.7 million or 22% in electronic data processing servicing, amortization and technical services due to lower servicing costs. There were also decreases in amortization of intangibles of $2.3 million, repossessed assets provision and expenses of $2.6 million and collections and related legal costs of $3.6 million. These decreases were partially offset by increases in professional services of $5.6 million, partly associated with the implementation of certain provisions of the Sarbanes-Oxley Act as well as other consulting services, and an increase in business promotion of $3.7 million consistent with our strategy to increase market share and grow the volume of its business.
For the year ended December 31, 2004, the efficiency ratio was 62.78%, compared to 67.06% for 2003. The improvement in 2004 was a result of higher net interest income and the decrease of $6.4 million in operating expenses described above. As it continued to grow its asset base in 2004, the Corporation also focused on controlling expenses, resulting in a decrease in personnel costs as a percentage of average assets, from 1.32% in 2003 to 1.20% in 2004, and in other operating expenses as a percentage of average assets, from 1.98% in 2003 to 1.65% in 2004. Full-time equivalent employees were 1,735 at December 31, 2004, compared to 1,605 at December 31, 2003. The increase in headcount in 2004 is associated with bringing in-house the loan collections operations.
Income Taxes
In Puerto Rico, the maximum statutory corporate income tax rate applicable to the Corporation is 39%. However, there is an alternative minimum tax of 22% on the Corporation’s alternative minimum taxable income which, in general, applies if the Corporation’s regular income tax liability is less than the Corporation’s alternative minimum tax liability. Additionally during, 2005 a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% on the Corporation’s taxable gross income. Under the Puerto Rico Internal Revenue Code, as amended (“the PR Code”), the Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The PR Code provides a dividend received deduction of 100% on dividends received from controlled subsidiaries subject to taxation in Puerto Rico.
The Corporation is subject to United States federal income tax on its taxable income that is effectively connected with the Corporation’s trade or business in the mainland United States. The Corporation is also subject to United States federal income tax on certain income that is not effectively connected with the Corporation’s trade or business in the mainland United States, such as interest (excluding portfolio interest) and certain dividends earned on United States securities and loans. Interest derived by the Corporation on obligations of the United States represents portfolio interest and is not subject to federal income taxes. Subject to certain limitations, any federal income tax is creditable against Puerto Rico income taxes.
The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.

2005 compared to 2004. The provision for income tax was $30.8 million, an increase of $21.1 million or 216.6% for the year ended December 31, 2005 compared to $9.7 million (or 10.1% of pretax earnings) for the same period in 2004. The increase in provision for income tax during 2005 was due to in part to higher taxable income in 2005 than in 2004 due to a change in the composition of the Corporation’s taxable and tax-exempt assets over those periods. Also the incremental effect of the additional surtax corresponding to the year ended December 31, 2005 was $1.9 million.
2004 compared to 2003. The provision for income tax amounted to $9.7 million (or 10.1% of pretax earnings) for the year ended December 31, 2004 compared to an income tax benefit of $0.1 million for the same period in 2003. The increase in the provision for income tax was due to higher taxable income partially offset by a decrease in the accrual for income tax contingencies due to the expiration of the statute of limitations on certain contingencies in 2004.
Financial Condition
Assets
The Corporation’s total assets were $8.3 billion as of December 31, 2005 and 2004. As of December 31, 2005, there was an increase of $464.8 million or 8.5% in net loans (including loans held for sale) compared to December 31, 2004. The increase in net loans at December 31, 2005 compared to December 31, 2004 was a result of increases, principally, in mortgage loan portfolio and consumer loan portfolio of 34.9% or $556.4 million and 24.9% or $113.0 million, respectively. The increase in net loans at December 31, 2005 was partially offset by a decrease in investment securities of $414.1 million or 20.5% when compared to total investment securities at December 31, 2004.
There was a decrease in cash and cash equivalents of $241.4 million partially offset by an increase in interest-bearing deposits of $51.0 million, accrued interest receivable of $33.3 million and other assets of $46.1 million at December 31, 2005. The increase of $46.1 in other assets consisted, mainly, of increases in deferred tax assets of $15.6 million, account receivables of $4.4 million and other derivative assets of $28.1 million.
Short Term Investments and Interest-bearing Deposits in Other Financial Institutions
The Corporation sells federal funds, purchases securities under agreements to resell and deposits funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise invested or utilized. As of December 31, 2005, 2004 and 2003, the Corporation had interest-bearing deposits, federal funds sold and securities purchased under agreements to resell as detailed below:

	2005	2004	2003
	(Dollars in thousands)
Interest-bearing deposits	$109,867	$92,612	$25,300
Federal funds sold	15,000	231,500	183,000
Securities purchased under agreements to resell	77,429	95,150	95,750

	$202,296	$419,262	$304,050

Investment Portfolio
The following tables set forth the Corporation’s investments in government and corporate securities and certain other financial investments at December 31, 2005 and 2004, by contractual maturity, giving comparative carrying and fair values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, some of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.
Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 2005, 2004 and 2003, investment securities available for sale were $1.6 billion, $2.0 billion and 1.7 billion, respectively.

Investment securities held to maturity are carried at cost, adjusted for premium amortization and discount accretion. The Corporation classifies as investment securities held to maturity those investments for which the Corporation has the intent and ability to hold until maturity.
During December 2004, BSCH communicated to the Corporation that, upon the formal adoption of International Financial Reporting Standards (“IFRS”) by the Bank of Spain, it expected to adopt IFRS effective January 1, 2005, and that, with regards to consolidated held-to-maturity investment portfolio, it was seriously considering taking advantage of a one-time transition guidance to reclassify such investment portfolio as available for sale, as permitted by IFRS. BSCH encouraged the Corporation to conform the classification of such investment portfolio in the Corporation’s US GAAP financial statements to the classification pursuant to the one-time transition guidance under IFRS, effective January 1, 2005. After thorough consideration, in February of 2005, management of the Corporation determined that it would, subject to its Board approval, reclassify its held-to-maturity investment portfolio to the available-for-sale category under US GAAP. Management of the Corporation believes that because the deliberation process leading to the February 2005 decision was initiated during December of 2004, at December 31, 2004, the Corporation could not demonstrate that it had the positive intent to hold the aforesaid investment portfolio to maturity ; the “positive intent” is required by Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, in order for securities scoped under SFAS 115 to be classified as held to maturity. Further, because such transfer does not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS 115, the reclassification decision by the Corporation is deemed to have “tainted” the held-to-maturity category and it will not be permitted to classify prospectively investment securities scoped under SFAS 115 as held-to-maturity for a period of two years. At December 31, 2004, the securities reclassified from held to maturity to available for sale had a fair value of $840.0 million and an amortized cost of $813.8 million, which resulted in a credit to Other Comprehensive Income of $16.0 million, net of income taxes, related to the unrealized holding gain.
Other investment securities include debt, equity or other securities that do not have readily determinable fair values and are stated at amortized cost. The Corporation includes in this category stock owned to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock.
The Corporation acquires certain securities for trading purposes and carries its trading account at fair value. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used in dealing and other trading activities and are carried at fair value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in fair value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 2005, 2004 and 2003, the Corporation had $37.7 million, $34.2 million and $42.5 million of securities held for trading, respectively.
The following table presents the composition, book value and market value of our investment portfolio by major category as of the dates indicated:

	Available for Sale		Held to Maturity		Total
	Carrying	Fair	Amortized	Fair	Carrying	Fair
December 31, 2005:	Value	Value	Cost	Value	Value	Value
	(Dollars in thousands)
U.S. Treasury	$24,576	$24,576	$—	$—	$24,576	$24,576
U.S. Agency Notes	727,199	727,199	—	—	727,199	727,199
P.R. Government Obligations	53,600	53,600	—	—	53,600	53,600
Mortgage-backed Securities	754,231	754,231	—	—	754,231	754,231
Foreign Securities	75	75	—	—	75	75

	$1,559,681	$1,559,681	$—	$—	$1,559,681	$1,559,681

	Available for Sale		Held to Maturity		Total
	Carrying	Fair	Amortized	Fair	Carrying	Fair
December 31, 2004:	Value	Value	Cost	Value	Value	Value
	(Dollars in thousands)
U.S. Treasury	$7,578	$7,578	$—	$—	$7,578	$7,578
U.S. Agency Notes	1,427,931	1,427,931	—	—	1,427,931	1,427,931
P.R. Government Obligations	52,688	52,688	—	—	52,688	52,688
Mortgage-backed Securities	489,785	489,785	—	—	489,785	489,785
Foreign Securities	150	150	—	—	150	150

	$1,978,132	$1,978,132	$—	$—	$1,978,132	$1,978,132

	Available for Sale		Held to Maturity		Total
	Carrying	Fair	Amortized	Fair	Carrying	Fair
December 31, 2003:	Value	Value	Cost	Value	Value	Value
	(Dollars in thousands)
U.S. Treasury	$1,000	$1,000	$—	$—	$1,000	$1,000
U.S. Agency Notes	324,973	324,973	787,003	838,639	1,111,976	1,163,612
P.R. Government Obligations	30,427	30,427	29,358	30,357	59,785	60,784
Mortgage-backed Securities	1,307,911	1,307,911	1,616	1,730	1,309,527	1,309,641
Foreign Securities	—	—	150	150	150	150
Other Securities	—	—	15,000	15,000	15,000	15,000

	$1,664,311	$1,664,311	$833,127	$885,876	$2,497,438	$2,550,187

The tables below summarize the contractual maturity of the Corporation’s available for sale, held to maturity investment securities and other investment securities at December 31, 2005, 2004 and 2003:

	December 31, 2005
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$24,576	3.85%	$—	—	$—	—	$—	—	$24,576	$24,576	3.85%
U.S. Agency Notes	254,610	2.96%	259,152	3.68%	213,437	4.15%	—	—	727,199	727,199	3.57%
P.R. Government Obligations	12,790	4.93%	9,877	4.07%	27,215	4.83%	3,718	6.35%	53,600	53,600	4.82%
Mortgage-backed Securities	—	—	—	—	—	—	754,231	5.00%	754,231	754,231	5.00%
Foreign Securities	—	—	75	5.60%	—	—	—	—	75	75	5.60%
Other Securities	41,862	5.00%	—	—	—	—	—	—	41,862	41,862	5.00%

Total Securities	$333,838	3.36%	$269,104	3.70%	$240,652	4.22%	$757,949	5.01%	$1,601,543	$1,601,543	4.33%

	December 31, 2004
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$7,578	2.16%	$—	—	$—	—	$—	—	$7,578	$7,578	2.16%
U.S. Agency Notes	3,057	2.24%	1,062,627	4.56%	362,247	4.13%	—	—	1,427,931	1,427,931	4.45%
P.R. Government Obligations	8,470	4.42%	22,189	4.51%	13,800	4.24%	8,229	6.42%	52,688	52,688	4.73%
Mortgage-backed Securities	—	—	890	8.36%	75	9.50%	488,820	4.30%	489,785	489,785	4.31%
Foreign Securities	75	6.98%	75	5.60%	—	—	—	—	150	150	6.29%
Other Securities	—	—	37,500	1.72%	—	—	—	—	37,500	37,500	1.72%

Total Securities	$19,180	4.94%	$1,123,281	4.29%	$376,122	4.13%	$497,049	4.33%	$2,015,632	$2,015,632	4.41%

	December 31, 2003
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$1,000	0.93%	$—	—	$—	—	$—	—	$1,000	$1,000	0.93%
U.S. Agency Notes	6,089	1.49%	1,105,887	4.13%	—	—	—	—	1,111,976	1,163,612	4.12%
P.R. Government Obligations	4,565	5.18%	40,420	5.43%	6,300	4.52%	8,500	6.44%	59,785	60,784	5.46%
Mortgage-backed Securities	—	—	1,180	8.43%	113	9.31%	1,308,234	4.51%	1,309,527	1,309,641	4.51%
Foreign Securities	50	7.20%	100	7.11%	—	—	—	—	150	150	7.14%
Other Securities	—	—	15,000	0.81%	—	—	—	—	15,000	15,000	0.81%

Total Securities	$11,704	2.91%	$1,162,587	4.14%	$6,413	4.61%	$1,316,734	4.52%	$2,497,438	$2,550,187	4.34%

Loan Portfolio
The following table analyzes our loans by type of loan and includes loans held for sale as of December 31, 2005, 2004, 2003, 2002 and 2001.

	Year ended December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial, industrial and agricultural
Retail commercial banking
Middle-market	$1,574,459	26.1%	$1,439,609	25.9%	$1,354,879	32.2%	$1,220,996	29.8%	$1,329,149	27.8%
Agricultural	61,531	1.0%	62,198	1.1%	62,925	1.5%	67,768	1.7%	96,356	2.0%
SBA	69,763	1.2%	72,963	1.3%	72,060	1.7%	74,160	1.8%	78,606	1.6%
Factor liens	16,696	0.3%	16,818	0.3%	18,291	0.4%	14,026	0.3%	19,179	0.4%
Other	40,072	0.7%	11,978	0.2%	2,754	0.1%	4,699	0.1%	4,336	0.1%

Retail commercial banking	1,762,521	29.3%	1,603,566	28.8%	1,510,909	35.9%	1,381,649	33.7%	1,527,626	31.9%
Corporate banking	1,205,664	20.0%	1,598,443	28.8%	753,839	17.9%	585,946	14.3%	921,015	19.2%

Total Commercial	2,968,185	49.3%	3,202,009	57.6%	2,264,748	53.8%	1,967,595	48.0%	2,448,641	51.1%

Construction	213,705	3.5%	199,799	3.6%	209,655	5.0%	309,505	7.5%	327,348	6.8%
Consumer
Personal (installment and other loans)	397,169	6.6%	319,204	5.7%	287,590	6.8%	379,678	9.3%	490,939	10.3%
Automobile	610	0.0%	6,434	0.1%	21,232	0.5%	48,384	1.2%	92,966	1.9%
Credit Cards	169,416	2.8%	128,622	2.3%	95,362	2.3%	102,463	2.5%	112,588	2.4%

Total Consumer	567,195	9.4%	454,260	8.2%	404,184	9.6%	530,525	12.9%	696,493	14.6%

Mortgage
Residential	2,141,358	35.6%	1,583,418	28.5%	1,219,091	29.0%	1,196,231	29.2%	1,203,906	25.2%
Commercial	6,121	0.1%	7,659	0.1%	2,836	0.1%	4,482	0.1%	7,063	0.1%

Total Mortgage	2,147,479	35.7%	1,591,077	28.6%	1,221,927	29.1%	1,200,713	29.3%	1,210,969	25.3%

Lease Financing	125,168	2.1%	112,152	2.0%	105,849	2.5%	92,993	2.3%	106,756	2.2%

Total Loans, net of unearned interest and deferred fees	$6,021,732	100.0%	$5,559,297	100.0%	$4,206,363	100.0%	$4,101,331	100.0%	$4,790,207	100.0%

The net loan portfolio, including loans held for sale, reflected an increase of 8.3% or $464.8 million, reaching $6.0 billion at December 31, 2005, compared to the figures reported as of December 31, 2004. The mortgage loan portfolio at December 31, 2005 grew $556.4 million or 34.9% compared to December 31, 2004. The consumer loan portfolio also reflected a growth of $112.9 million or 24.9% as of December 31, 2005 compared to December 31, 2004. The growth in the consumer loan portfolio is attributable to an increment of 31.7% and 24.4% in credit cards and other consumer loans, respectively. These increases were partially offset by a decrease in commercial loan portfolio (including construction loans) of $219.9 million at December 31, 2005 compared with December 31, 2004.
Mortgage loan originations for the year ended December 31, 2005 reached $748.1 million and net purchases were $6.5 million comprised of $289.9 million in loans purchased and $233.4 million loans sold.
Allowance for Loan Losses
The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in its loan portfolio. Management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgment and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions, loan impairment measurements and the results of its internal and regulatory agencies’ loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses in the Corporation’s loan portfolio.
Commercial and construction loans over a predetermined amount are individually evaluated on a quarterly basis for impairment following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan.” A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustments to the analysis are tracked and formal justification is documented detailing the rationale for such adjustments.
For small, homogeneous type of loans, a general allowance is computed based on average historical loss experience or ratios for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.). The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” In determining the general allowance, the Corporation applies a loss factor for each type of loan based on the average historical net charge off for the previous two or three years for each portfolio adjusted for other statistical loss estimates, as deemed appropriate. Historical loss rates are reviewed at least quarterly and adjusted based on changes in actual collections and charge off experience as well as significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis of the general reserve include the effect of the trends in the nature and volume of loans (delinquency, charge-offs and non-accrual loans), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies.
The determination of the allowance for loan losses under SFAS No. 5 is based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.), which result in the final determination of the provision for loan losses to maintain a level of allowance for loan losses deemed to be adequate.
The Corporation’s methodology for allocating the allowance among the different parts of the portfolio or different elements of the allowance is based on the historical loss percentages for each type or pool of loan (consumer, commercial, construction, mortgage and other), after assigning the specific allowances for impaired loans on an individual review process. The sum of specific allowances for impaired loans plus the general allowances for each type of loan not specifically examined constitutes the total allowance for loan losses at the end of any reporting period.
An unallocated allowance is maintained to absorb changes and unexpected losses that may result from certain significant external factors, such as (a) the Corporation’s moderate concentration in certain industries, especially health care, and agriculture businesses; (b) the slow growth of the Puerto Rico economy as evidenced by high unemployment figures; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products; (d) interest rate forecasts and (e) the negative collateral economic effect of the war in Iraq or additional terrorist attacks both of which add material risk to the economy and curtail economic recovery. This allowance is based primarily on historical experience, current trends in factors such as bankruptcies and loss trends among others.
On a quarterly basis, management reviews its determination of the allowance for loan losses which includes the specific allowance computed according to the provisions of SFAS No. 114 and the general allowance for small, homogenous type of loans, which is based on historical loss percentages for each type or pool of loan. This analysis also considers loans classified by the internal loan review department, the internal auditors, the in-house Watch System Unit, and banking regulators.
The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$69,177	$69,693	$56,906	$51,738	$50,597
Provision for loan losses	20,400	26,270	49,916	63,699	65,240

	89,577	95,963	106,822	115,437	115,837

Losses charged to the allowance:
Commercial and industrial	8,044	19,250	9,198	19,158	19,576
Construction	1,438	—	499	1,528	—
Mortgage	—	—	—	—	74
Consumer	17,351	18,969	36,544	45,676	51,312
Leasing	986	1,658	1,434	3,125	3,858

	27,819	39,877	47,675	69,487	74,820

Recoveries:
Commercial and industrial	1,686	5,271	4,478	3,443	4,128
Construction	—	—	433	18	104
Mortgage	—	—	7	1	—
Consumer	2,646	7,341	5,127	7,044	6,409
Leasing	752	479	501	450	80

	5,084	13,091	10,546	10,956	10,721

Net loans charged-off	22,735	26,786	37,129	58,531	64,099

Balance at end of year	$66,842	$69,177	$69,693	$56,906	$51,738

Ratios:
Allowance for loan losses to year-end loans	1.11%	1.24%	1.66%	1.39%	1.08%
Recoveries to charge-offs	18.28%	32.83%	22.12%	15.77%	14.33%
Net charge-offs to average loans	0.38%	0.56%	0.91%	1.32%	1.34%
Allowance for loan losses to net charge-offs	294.00%	258.26%	187.71%	97.22%	80.72%
Allowance for loan losses to non-performing loans	90.72%	79.05%	70.85%	46.10%	54.34%

Provision for loan losses to:
Net charge-offs	89.73%	98.07%	134.44%	108.83%	101.78%
Average loans	0.34%	0.55%	1.23%	1.43%	1.36%
During the third quarter of 2004, the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$1,269	$879	$1,050	$1,119	$929
Provision for credit losses	397	390	(171)	(69)	190

Balance at end of year	$1,666	$1,269	$879	$1,050	$1,119

2005 compared to 2004. During 2005, the Corporation’s asset quality continued to improve resulting in a decrease in the allowance for loan losses of 3.4% from $69.2 million at December 31, 2004 to $66.8 million at December 31, 2005.

There was a significant reduction in loans charged to the allowance of 30.2% to $27.8 million at December 31, 2005 from $39.9 million compared to the same period in 2004. In addition, the ratio of allowance for loan losses to net charge-offs reflected continued improving trend from 258.26% at December 31, 2004 to 294.00% at December 31, 2005. This increase was as a result of a decrease in commercial and industrial portfolio charge-offs of 58.2% reaching $8.0 million in 2005 from $19.3 million in 2004. The ratio of recoveries to charged-off was 18.28% for the year ended December 31, 2005, decreasing 1,455 basis points from December 31, 2004. The reduction in recoveries was due to the reduction in charge-offs and to the sale of certain previously charged-off consumer loans to an unrelated third party during the second quarter 2005. This resulted in an improvement of 18 basis points in the annualized ratio of net charged-off to average loans from 0.56% at December 31, 2004 to 0.38% at December 31, 2005.
The allowance for loan losses to non-performing loans improved from 79.05% in 2004 to 90.72% in 2005 mainly due to a significant reduction in total non-performing loans of 15.8% from $87.5 million at year ended December 31, 2004 to $73.7 million at year ended December 31, 2005. The most significant change in non-performing portfolio composition was a reduction in commercial loan portfolio (without real estate collateral) of 48.8% to $14.3 million in 2005 compared with prior year figures of $28.0 million. Construction and consumer loans also reflected decreases of 69.5% or $7.8 million and 30.3% or $2.1 million, respectively. Non-performing mortgage loans showed an increase of 24.9% at December 31, 2005. Historically, this portfolio experienced the lowest rates of losses. Excluding non-performing mortgage loans this ratio is 235.5% compared to 135.0% as of December 31, 2005 and 2004.
Net charge-offs of $22.7 million were partially offset by a provision of $20.4 million for the year ended 2005. Lower net charge-offs in 2005 together with the lower non-performing loans resulted in a lower provision for loan losses while still maintaining an allowance for loan losses to year-end loans of 1.11%.
As of December 31, 2005, impaired loans (loans evaluated individually for impairment) also presented an important reduction of 39.1% to $48.8 million from $80.1 million as of December 31, 2004, reflecting a decrease in the allowance for impaired loan of 54.4%
2004 compared to 2003. One of the Corporation’s specific goals during 2004 was to continue improving the quality of the loan portfolio by strengthening collection efforts and employing more stringent lending criteria. The Corporation’s allowance for loan losses was $69.2 million, or 1.24% of period-end loans at December 31, 2004, a 42 basis point reduction compared to $69.7 million, or 1.66% of period-end loans at December 31, 2003. The decrease in this ratio was partially due to a significant reduction in net loans charged-off as well as lower non-performing loans during the period. The reduction of $23.6 million or 47.4% in the provision for loan losses for the year ended December 31, 2004 was due to an 11.0% decrease in non-performing loans and a 27.9% reduction in net charge-offs during 2004 compared to 2003. In addition to the improvements in non-performing loans and net charge-offs, the reduction in the provision for loan losses was due to a significant decrease in the percentage of net consumer loan charge-offs during 2004, resulting in an improvement in the loss ratios which are used in the estimation of the allowance for loan losses for the consumer loan portfolio.
The coverage ratio (allowance for loan losses to non-performing loans) improved to 79.05% at December 31, 2004, from 70.85% at December 31, 2003, due to a net decrease in non-performing loans of $10.9 million. The portfolio with the highest level of non-performing loans during the year was the mortgage loan portfolio, which is fully collateralized and in which the Corporation has historically experienced a very low level of charge-offs. Excluding non-performing mortgage loans this ratio is 135.0% compared to 123.9% as of December 31, 2003.
The annualized ratio of net charge-offs to average loans for the year ended December 31, 2004 decreased 35 basis points to 0.56% from 0.91% for the same period in 2003.
Net charge-offs for the year ended December 31, 2004 were significantly lower than those for the same period in 2003 due to more stringent lending criteria, aggressive collection efforts and continuous monitoring of the loan portfolio. Consumer loan charge-offs continued reflecting improvement during 2004 with a reduction of $17.6 million or 48.1%.
The allowance for loan losses decreased $0.5 million from $69.7 million at December 31, 2003 to $69.2 million at December 31, 2004. At December 31, 2004, impaired loans (loans evaluated individually for impairment) and it’s related allowance amounted to approximately $80.1 million and $4.9 million, respectively.
Net charge-offs of $26.8 million were partially offset by a provision of $26.3 million for the year ended 2004. Lower net charge-offs in 2004 together with the lower non-performing loans resulted in a lower provision for loan losses while still maintaining an allowance for loan losses to year-end loans of 1.24%.

Broken down by major loan categories, the allowance for loan losses for the five years ended December 31, 2005, 2004, 2003, 2002 and 2001 was as follows:

	Year ended December 31,
	2005		2004		2003		2002		2001
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial	$27,765	49.3%	$29,469	57.6%	$26,219	53.8%	$21,415	48.0%	$14,577	51.1%
Construction	1,456	3.5%	1,208	3.6%	1,194	5.0%	4,149	7.5%	1,756	6.8%
Consumer	30,664	9.4%	30,832	8.2%	33,751	9.6%	29,711	12.9%	26,578	14.6%
Mortgage	2,415	35.7%	4,250	28.6%	3,318	29.1%	124	29.3%	119	25.3%
Lease financing	2,128	2.1%	2,068	2.0%	2,922	2.5%	1,833	2.3%	1,430	2.2%
Unallocated	2,414	—	1,350	—	2,289	—	(326)	—	7,278	—

	$66,842	100.0%	$69,177	100.0%	$69,693	100.0%	$56,906	100.0%	$51,738	100.0%

Under the caption “Unallocated” the Corporation maintains an unallocated reserve for loan losses of $2.4 million as of December 31, 2005. The unallocated allowance is maintained to absorb higher than anticipated losses that may result from certain significant external factors such as (a) the Corporation’s moderate concentration of loans in certain industries, specially health care and agriculture; (b) the slow growth of the Puerto Rico economy as evidenced by high unemployment figures; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products that could extend well into 2006; (d) interest rates forecasts; and (e) the negative collateral economic effect of the war in Iraq or additional terrorist attacks both of which add material risk to the economy and curtail economic recovery.
Any loan considered to be impaired is measured by the Corporation at the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2005, 2004 and 2003, the portion of the allowance for loan losses related to impaired loans was $2.2 million, $4.9 million and $8.9 million, respectively. Please refer to Notes 1 and 7 to the consolidated financial statements for further information.
Liabilities
The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.
As of December 31, 2005, total liabilities reached $7.7 billion, a decrease of $0.1 billion compared to $7.8 billion as of December 31, 2004. The decrease in total liabilities was principally due to a decrease in securities sold under agreements to repurchase of $401.7 million, commercial paper issued of $295.2 million and federal funds purchased and other borrowings of $11.5 million. These decreases were partially offset by an increase of $476.5 million in deposits and $57.3 million in term and subordinated notes.
In order to fund its operations, including cash flow requirements and future growth, the Corporation undertook several financing transactions during 2005 and 2004. During the last quarter of 2005, the Corporation issued a Conservation Trust of Puerto Rico Notes of $50 million. During the first quarter of 2004, The Bank issued $30 million in S&P Linked Notes to obtain long term financing at a reasonable interest rate. Proceeds from the offering were used to finance the loan portfolio. During the fourth quarter of 2004 the Corporation issued $75,000,000 of its 6.30% Subordinated Notes due June 2032. The net proceeds from the sale of the Notes were used to refinance existing debt incurred in the acquisition of Santander Securities Corporation in 2003 and for other general corporate purposes.
The following table sets forth the Corporation’s average daily balance of liabilities for the years ended December 31, 2005, 2004 and 2003 by source, together with the average interest rates paid thereon.

	Year ended December 31,
	2005			2004			2003
		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Liabilities	Cost	Balance	Liabilities	Cost	Balance	Liabilities	Cost
	(Dollars in thousands)
Savings deposits	$1,945,095	25.2%	2.00%	$1,916,270	26.8%	1.33%	$1,834,424	29.6%	1.41%
Time deposits	2,473,737	32.1%	3.37%	1,580,760	22.1%	2.21%	1,283,678	20.7%	2.34%

Interest-bearing deposits	4,418,832	57.3%	2.77%	3,497,030	48.9%	1.73%	3,118,102	50.3%	1.79%

Federal funds, repos, and commercial paper and other borrowings	2,295,932	29.8%	3.73%	2,648,854	37.1%	2.80%	2,016,044	32.5%	3.14%
Term and subordinated notes	119,240	1.5%	3.74%	162,298	2.3%	3.83%	306,913	4.9%	4.33%

Total borrowings	2,415,172	31.3%	3.73%	2,811,152	39.4%	2.86%	2,322,957	37.4%	3.30%

Total interest-bearing liabilities	6,834,004	88.6%	3.11%	6,308,182	88.3%	2.23%	5,441,059	87.7%	2.44%

Non-interest-bearing deposits	663,688	8.6%	0.00%	656,215	9.3%	0.00%	631,582	10.1%	0.00%
Other liabilities	212,074	2.8%	0.00%	174,111	2.4%	0.00%	134,225	2.2%	0.00%

Total non-interest-bearing liabilities	875,762	11.4%	0.00%	830,326	11.7%	0.00%	765,807	12.3%	0.00%

Total Liabilities	$7,709,766	100.0%	2.76%	$7,138,508	100.0%	1.97%	$6,206,866	100.0%	2.13%

As of December 31, 2005, total deposits were $5.2 billion, reflecting an increase of $0.5 billion, or 10.0%, over deposits of $4.7 billion as of December 31, 2004. This increase was in line with the Corporation’s objective of increasing its market share. The Corporation continues its effort to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base and the extensive use of alternative marketing tools such as telephone and internet banking.
The following tables set forth additional details on the Corporation’s average deposit base for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
Average Total Deposits	2005	2004	2003
	(Dollars in thousands)
Private Demand	$626,829	$595,012	$567,970
Public Demand	36,859	61,203	63,612

Non-interest bearing	663,688	656,215	631,582

Savings Accounts	859,623	786,006	769,572
NOW and Super NOW accounts	470,595	527,954	505,403
Government NOW accounts	614,877	602,310	559,449

Total Savings Accounts	1,945,095	1,916,270	1,834,424

Certificates of deposit:
Under $100,000	231,916	215,446	261,232
$100,000 and over	2,038,505	1,202,368	882,809
936	32,745	38,694	63,526
Public time accounts	170,571	124,252	76,111

Total Certificates of Deposit	2,473,737	1,580,760	1,283,678

Total Deposits	$5,082,520	$4,153,245	$3,749,684

The following table sets forth the amount of time deposits of $100,000 or more as of December 31, 2005 and 2004.

	2005	2004
	(Dollars in thousands)
Three months or less	$842,274	$961,587
Over three months through six months	288,137	165,744
Over six months through twelve months	381,474	77,880
Over twelve months	850,115	587,929

Total	$2,362,000	$1,793,140

The Corporation’s most important source of funding is its costumer deposits. Total average deposits reached $5.1 billion for the year ended December 31, 2005, an increase of $929.3 million or 22.4% compared with $4.2 billion for the same period in 2004. The increase in average deposits consisted of an increase of $893.0 million in certificates of deposits which was comprised primarily of an increase of $0.6 billion in brokered deposits. Average savings account and certificates of deposits reached $1.9 billion and $2.5 billion, respectively, reflecting increases for the year ended December 31, 2005 of 1.5% and 56.5%, respectively. Average non interest-bearing deposits, representing 8.6% of the Corporation average total liabilities for the year ended December 31, 2005, are the least expensive source of funding for the Corporation. Total average deposits represented 65.9%, 58.2% and 60.4% of the total average liabilities of the Corporation as of December 31, 2005, 2004 and 2003, respectively.
For the year ended December 31, 2005, the Corporation’s customer deposits (average balance) consisted primarily of $663.7 million in non interest-bearing-checking accounts and $4.4 billion of interest-bearing deposits. The increase in average interest-bearing deposits was primarily in certificates of deposits greater than $100,000.
The average balance of the Corporation’s total borrowings decreased 14.1% or $396.0 million from $2.8 billion for the year ended December 31, 2004 to $2.4 billion for the year ended December 31, 2005. This decrease was offset by the increase in lower cost average deposits.
The Corporation’s current funding strategy is to continue to use various alternative funding sources taking into account their relative cost, their availability and the general asset and liability management strategy of the Corporation, placing a stronger emphasis on obtaining client deposits and reducing reliance on borrowings maintaining adequate levels of liquidity and to meet funding requirements.
For further information regarding the Corporation’s borrowings, see Notes 13 and 14 to the consolidated financial statements.
Capital and Dividends
Stockholder’s equity decreased in 2003 as a result of the early redemption of preferred stock of the Bank and the purchases of our broker-dealer affiliates, Santander Securities. The Corporation does not expect favorable or unfavorable trends that would materially affect our capital resources.
During the last quarter of 2005, the Corporation issued $50,000,000 of its 6.10% Subordinated Capital Notes, which qualify for Tier II capital and due June 2032. The net proceeds from the sale of the Notes were used to general corporate purposes.
As an investment-grade rated entity by several nationally recognized rating agencies, the Corporation has access to a variety of capital issuance alternatives in the United States and Puerto Rico capital markets. The Corporation continuously monitors its capital raising alternatives. The Corporation may issue additional capital in the future, as needed, to maintain its “well-capitalized” status.
Stockholders’ equity was $568.5 million or 6.9% of total assets at December 31, 2005, compared to $553.3 million or 6.7% of total assets at December 31, 2004. The increase in stockholders’ equity of $15.2 million was mainly due to net income of $79.8 million for the period. This improvement in stockholders’ equity was partially offset by dividends declared and paid of $29.8 million and an increase in accumulated other comprehensive loss of $34.8 million.

On July 9, 2004, the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004, payable on August 3, 2004. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted to reflect this stock dividend.
During 2005 and 2004 the Corporation declared and paid annual cash dividends of $0.64 and $0.49 per common share to common shareholders, respectively. The Corporation’s current annualized dividend yield is 2.55% at December 31, 2005.
The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2002. Under these programs the Corporation acquired 3% of the then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it may acquire 3% of its outstanding common shares. In November 2002, the Board of Directors authorized the Corporation to repurchase up to 928,204 shares, or approximately 3%, of its shares of outstanding common stock. The Board felt that the Corporation’s shares of common stock represented an attractive investment at prevailing market prices at the time of the adoption of the common stock repurchase program and that, given the relatively small amount of the program, the stock repurchases would not have a significant impact on liquidity and capital positions. The program has no time limitation and management is authorized to effect repurchases at its discretion. The authorization permits the Corporation to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases will depend on many factors, including the Corporation’s capital structure, the market price of the common stock and overall market conditions. All of the repurchased shares will be held by the Corporation as treasury stock and reserved for future issuance for general corporate purposes.
During the years ended December 31, 2005 and 2004, the Corporation did not repurchased any shares of common stock, compared to 167,500 shares of common stock repurchased during the year ended December 31, 2003 at a cost of $2.3 million. As of December 31, 2005, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. Management believes that the repurchase program has not had a significant effect on the Corporation’s liquidity and capital positions.
The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation’s common stock. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
At December 31, 2005, the Corporation’s common stock price per share was $25.12 representing an aggregate shareholder value of $1.2 billion (including affiliated holdings).
The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and on the Madrid Stock Exchange (LATIBEX). The symbol on the NYSE and on the LATIBEX for the common stock is “SBP” and “XSBP,” respectively. There were approximately 148 holders of record of the Corporation’s common stock as of December 31, 2005, not including beneficial owners whose shares are held in names of brokers or other nominees.
As of December 31, 2005, the Corporation was classified as a “well capitalized” institution under the regulatory framework for prompt corrective action. At December 31, 2005, the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at December 31, 2005 were 9.09% and 12.30%, respectively, and the leverage ratio was 6.50%. Refer to notes 1 and 25 in the consolidated financial statements for additional information.

							To be Well Capitalized
				For Minimum Capital			Under Prompt Corrective
	Actual			Adequacy			Action Provision
				Amount	Ratio		Amount	Ratio
Capital Adequacy Data	Amount	Ratio		Must be	Must be		Must be	Must be
	(Dollars in thousands)
December 31, 2005:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$726,939	12.30%	≥	$472,889	≥8.00%		N/A
Banco Santander	638,181	11.05%	≥	462,187	≥8.00%	≥	577,734	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	537,319	9.09%	≥	236,445	≥4.00%		N/A
Banco Santander	570,056	9.87%	≥	231,093	≥4.00%	≥	346,640	≥6.00%
Leverage (to average assets)
Santander BanCorp	537,319	6.50%	≥	177,333	≥3.00%		N/A
Banco Santander	570,056	7.05%	≥	173,320	≥3.00%	≥	288,867	>5.00%
December 31, 2004:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$647,799	11.05%	≥	$468,849	≥8.00%		N/A
Banco Santander	604,003	9.78%	≥	494,003	≥8.00%	≥	617,504	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	505,650	8.63%	≥	234,424	≥4.00%		N/A
Banco Santander	537,161	8.70%	≥	247,002	≥4.00%	≥	370,503	≥6.00%
Leverage (to average assets)
Santander BanCorp	505,650	6.43%	≥	175,818	≥3.00%		N/A
Banco Santander	537,161	6.90%	≥	185,251	≥3.00%	≥	308,752	>5.00%
December 31, 2003:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$501,133	10.03%	≥	$399,574	≥8.00%		N/A
Banco Santander	517,683	10.50%	≥	394,321	≥8.00%	≥	492,901	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	423,099	8.47%	≥	199,787	≥4.00%		N/A
Banco Santander	455,960	9.25%	≥	197,161	≥4.00%	≥	295,742	≥6.00%
Leverage (to average assets)
Santander BanCorp	423,099	5.89%	≥	149,840	≥3.00%		N/A
Banco Santander	455,960	6.41%	≥	147,870	≥3.00%	≥	246,451	>5.00%

Goodwill and Intangible Assets
Goodwill and intangible assets were $44.9 million at December 31, 2005, compared with $42.8 million at December 31, 2004. The increase in 2005 was due principally to mortgage servicing rights arising from the sale of mortgages of $1.5 million, intangible pension assets of $0.8 million and amortization of advisory servicing rights of $0.2 million. The Corporation recognized a $0.8 million of intangible pension plan that represent benefits attributed for services rendered by employees corresponding to prior years. There was no goodwill impairment recognized during 2005 or 2004. Refer to Notes 1 and 10 of the consolidated financial statements for additional information. Total goodwill and intangibles at December 31, 2005, 2004 and 2003 consisted of:

	2005	2004	2003
	(Dollars in millions)
Mortgage Servicing Rights	$8.0	$6.5	$4.7
Advisory Servicing Rights	1.3	1.5	—
Intangible Pension Assets	0.8	—	—
Goodwill	34.8	34.8	34.8

	$44.9	$42.8	$39.5

Contractual Obligations and Commercial Commitments
As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commercial commitments were:

	Payments due by Period
	as of December 31, 2005
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual Obligations:
Federal funds purchased and other borrowings	$768,846	$118,846	$650,000	$—	$—
Securities sold under agreements to repurchase	947,767	597,761	150,006	—	200,000
Commercial paper	334,319	334,319	—	—	—
Subordinated notes	121,098	—	—	—	121,098
Term notes	40,215	—	—	25,658	14,557
Operating lease obligations	55,812	14,975	15,949	7,603	17,285
Pension plan contribution	5,367	5,367	—	—	—

Total	$2,273,424	$1,071,268	$815,955	$33,261	$352,940

Other Commercial Commitments:
Lines of credit and financial guarantees written	211,657	169,658	40,530	426	1,043
Commitments to extend credit	1,461,258	1,461,258	—	—	—

Total	$1,672,915	$1,630,916	$40,530	$426	$1,043

Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a description of each of the pronouncements and management’s assessment as to the impact of the adoptions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
The Corporation has specific policies and procedures which structure and delineate the management of risks, particularly those related to credit, interest rate exposure and liquidity risk. Risks are identified, measured and monitored through various committees including the Asset and Liability Committee, Credit and Investment Committees, among others.
Credit Risk Management and Loan Quality
The lending activity of the Corporation represents its core function, and as such, the quality and effectiveness of the loan origination and credit risk areas are imperative to management for the growth and success of the Corporation. The importance of the Corporation’s lending activity has been considered when establishing functional responsibilities, organizational reporting, lending policies and procedures, and various monitoring processes and controls.
Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations.
In addition, the Corporation has an independent Loan Review Department and an independent Internal Audit Division, each of which conducts monitoring and evaluation of loan portfolio quality, loan administration, and other related activities, carried on as part of the Corporation’s lending activity. Both departments provide periodic reports to the Board of Directors, continuously assess the validity of information reported to the Board of Directors and maintain compliance with established lending policies.
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
The Corporation’s collateral requirements for loans depend on the financial strength and liquidity of the prospective borrower and the principal amount and term of the proposed financing. Acceptable collateral includes cash, marketable securities, mortgages on real and personal property, accounts receivable, and inventory.
The Corporation’s gross loan portfolio as of December 31, 2005, 2004 and 2003 amounted to $6.0 billion, $5.6 billion and $4.2 billion, respectively, which represented 75.9%, 68.9% and 59.4%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2005, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
As of December 31, 2005, the Corporation had over 114,000 consumer loan customers and over 7,600 commercial loan customers. As of such date, the Corporation had 27 clients with commercial loans outstanding over $10.0 million. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $14.4 million in cross-border loans as of December 31, 2005, which are collateralized with real estate in the United States of America, cash and marketable securities.

The following risk concentration categories existed at year-end.
Industry Risk
Commercial loans, including commercial real estate and construction loans, amounted to $3.2 billion as of December 31, 2005. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2005, the use of real estate as loan collateral has resulted in a portfolio of approximately $2.1 billion, or 65.1% of the commercial loan portfolio. In addition, as of such date, loans secured by cash collateral and marketable securities amounted to $312.3 million, or 9.8% of the commercial loan portfolio. Commercial loans guaranteed by federal or local government amounted to $39.2 million as of December 31, 2005, which represents 1.2% of the commercial loan portfolio. The remaining commercial loan portfolio had $349.7 million partially secured by other types of collateral including, among others, equipment, accounts receivable, and inventory. As of December 31, 2005, unsecured commercial loans represented $366.5 million or 11.5% of commercial loans receivable; however, the majority of these loans were backed by personal guarantees.
In addition to the commercial loan portfolio indicated above, as of December 31, 2005, the Corporation had $1.5 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2005, stand-by letters of credit amounted to $211.7 million.
The commercial loan portfolio is distributed among the different economic sectors and there are no concentrations of credit consisting of direct, indirect, or contingent obligations in any specific borrower, an affiliated group of borrowers, or borrowers engaged in or dependent on one industry. The Corporation provides for periodic reviews of industry trends and the credits’ susceptibility to external factors.
Government Risk
As of December 31, 2005, $751.8 million of the Corporation’s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $31.2 million of residential mortgages and $86.9 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies through the Small Business Administration (SBA) and Rural Development Programs. The Corporation is one of the largest SBA lenders in Puerto Rico. Furthermore, as of December 31, 2005, there were $53.6 million of investment securities representing obligations of the Commonwealth of Puerto Rico, its agencies, instrumentalities and political subdivisions, $108 million of money market deposits with Puerto Rico government banks, as well as $5.8 million of mortgage loans and $132.1 million in commercial loans issued to or guaranteed by Puerto Rico government entities.

Non-performing Assets and Past Due Loans
The following table sets forth non-performing assets as of December 31, 2005, 2004, 2003, 2002 and 2001.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial, Industrial and Agricultural	$14,326	$27,975	$30,884	$35,369	$29,753
Construction	3,414	11,200	10,085	31,248	1,020
Mortgage	45,292	36,252	42,107	36,071	47,954
Consumer	4,747	6,808	9,312	15,930	12,361
Lease Financing	3,340	2,715	4,027	3,735	3,146
Restructured Loans	2,560	2,560	1,953	1,085	978

Total non-performing loans	73,679	87,510	98,368	123,438	95,212
Total repossessed assets	2,706	3,937	4,989	17,563	4,790

Non-performing assets	$76,385	$91,447	$103,357	$141,001	$100,002

Accruing loans past-due 90 days or more	$2,999	$3,377	$2,404	$3,928	$5,528

Non-performing loans to total loans	1.22%	1.57%	2.34%	3.01%	1.99%
Non-performing loans plus accruing loans past due 90 days or more to total loans	1.27%	1.63%	2.40%	3.11%	2.10%
Non-performing assets to total assets	0.92%	1.10%	1.40%	1.91%	1.24%
Interest lost	$2,111	$2,351	$3,127	$2,338	$3,168
Non-performing assets consist of past-due loans with principal or interest payments over 90 days on which no interest income is being accrued, renegotiated loans and other real estate owned.
Once a loan is placed on non-accrual status, interest is recorded as income only to the extent of the Corporation’s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $2.1 million in 2005, $2.4 million in 2004 and $3.1 million in 2003.
There was a reduction in total non-performing loans of 15.8% from $87.5 million at December 31, 2004 to $73.7 million at year ended December 31, 2005. This change came from a reduction in commercial loan portfolio (without real estate collateral) of 48.8% compared with prior year figures to $14.3 million in 2005 from $28.0 million in 2004. The construction and consumer loan portfolios also reflected decreases during the year ended December 31, 2005 of 69.5% or $7.8 million and 30.3% or $2.1 million, respectively. Non-performing mortgage loans increased $9.0 million or of 24.9% to $45.3 million at December 31, 2005 from $36.3 at December 31, 2004. Historically, this portfolio experienced the lowest rates of losses.
Repossessed assets decreased $1.2 million or 31.3% to $2.7 million at December 31, 2005, from $3.9 million at December 31, 2004, as a result of various sales of real estate owned properties during the year. The gain on sale of real estate recognized in 2005 was $1.6 million. As of December 31, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 90.72% in 2005 from 79.05% in 2004. Excluding non performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 235.47% at December 31, 2005 compared to 135.0% as of December 31, 2004.
The Corporation’s policy is to discontinue the accrual of interest income when collectibility of the related loan appears doubtful, but in no event is it recognized after three months on past-due loans except for credit card and residential mortgage loans for which it is not recognized after four months. Once interest accrual has been discontinued, income on non-performing loans is recognized only to the extent that it is collected.

Potential Problem Loans
As a general rule, the Corporation closely monitors certain loans not disclosed under “Non-performing Assets and Past Due Loans” but that represent a greater than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factors that bear significantly on the overall condition of these loans. The principal amounts of loans under this category as of December 31, 2005 and 2004 were approximately $69.4 million and $56.3 million, respectively.
Asset and Liability Management
The Corporation’s policy with respect to asset and liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation’s asset and liability management policies are developed and implemented by its Asset and Liability Committee (“ALCO”), which is composed of senior members of the Corporation including the President, Chief Operating Officer, Chief Accounting Officer, Treasurer and other executive officers of the Corporation. The ALCO reports on a monthly basis to the Board of Directors.
Market Risk and Interest Rate Sensitivity
A key component of the Corporation’s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest-earning assets and interest-bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation is experiencing a negative gap at December 31, 2005 with a one-year cumulative gap of $1.6 billion. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.
The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and are managed within limits established by the Board of Directors. The following table sets forth the repricing of the Corporation’s interest earning assets and interest-bearing liabilities at December 31, 2005 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing periods presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	Interest Rate Sensitivity
	As of December 31, 2005
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(Dollars in thousands)
ASSETS:
Investment Portfolio	$280,055	$52,432	$200,762	$972,755	$84,892	$—	$48,326	$1,639,222
Deposits in Other Banks	202,296	—	—	—	—	—	136,731	339,027
Loan Portfolio
Commercial	1,915,772	259,472	247,001	363,630	176,357	79,031	52,090	3,093,353
Construction	191,419	3,665	2,431	9,285	6,905	—	—	213,705
Consumer	226,479	77,159	168,897	73,290	16,196	36	5,138	567,195
Mortgage	69,661	221,833	536,335	448,707	717,924	152,926	93	2,147,479
Fixed and Other Assets	—	—	—	—	—	—	271,967	271,967

Total Assets	2,885,682	614,561	1,155,426	1,867,667	1,002,274	231,993	514,345	8,271,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	334,319	—	—	—	—	—	—	334,319
Repurchase Agreements	597,761	—	150,006	—	200,000	—	—	947,767
Federal Funds and other borrowings	768,846	—	—	—	—	—	—	768,846
Deposits
Certificates of Deposit	902,391	699,808	250,396	274,514	390,599	117,302	(28,506)	2,606,504
Demand Deposits and	—	—	—	—	—	—	—	—
Savings Accounts	143,626	114,102	28,024	386,473	—	—	—	672,225
Transactional Accounts	429,540	261,852	510,219	743,769	—	—	541	1,945,921
Senior and Subordinated Debt	702	—	—	25,422	135,188	—	1	161,313
Other Liabilities and Capital	—	—	—	—	—	—	835,053	835,053

Total Liabilities and Capital	3,177,185	1,075,762	938,645	1,430,178	725,787	117,302	807,089	8,271,948

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	1,340,301	1,001,587	268,126	240,006	395,836	339,437	—	3,585,293
Interest Rate Swaps (Liabilities)	(2,513,743)	(696,587)	(99,788)	(34,935)	(123,165)	(117,075)	—	(3,585,293)
Caps	37,571	—	—	35,851	—	—	—	73,422
Caps Final Maturity	(35,851)	—	—	(37,571)	—	—	—	(73,422)

GAP	(1,463,225)	(156,201)	385,119	640,840	549,158	337,053	(292,744)	—

Cumulative GAP	$(1,463,225)	$(1,619,426)	$(1,234,307)	$(593,467)	$(44,309)	$292,744	$—	$—

Cumulative GAP to earning assets	-18.29%	-20.24%	-15.43%	-7.42%	-0.55%	3.66%
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
As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares three standardized reports with detailed information on the sources of interest income and expense: the “Financial Profitability Report”, the “Net Interest Income Shock Report”, and the “Market Value Shock Report.” The former deals with historical data while the latter two deal with expected future earnings.
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
The ALCO has decided to maintain its negative interest rate gap in the current flat yield curve environment. However it is not yet prepared to increase the duration of its investment portfolio with new acquisitions of securities until some steepening in the yield curve is observed. Any increase in the duration of its equity will only be achieved by an increase in the commercial activity of the Corporation.
NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $25 million of maximum NIM loss for a 1% parallel shock and $125 million maximum MVE loss for a 1% parallel shock. As of December 31, 2005, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $22.0 million if market rates were to increase 100 basis points immediately and parallel across the yield curve, less than the $25 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $93.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $125 million limit.
As of December 31, 2005 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Derivatives
The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 21 to the consolidated financial statements for details of the Corporation’s derivative transactions as of December 31, 2005 and 2004.
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

Hedging Activities:
The following table summarizes the derivative contracts designated as hedges as of December 31, 2005, 2004 and 2003, respectively:

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$117,725	$2,182	$—	$(36)
Interest Rate Swaps	—	—	—	1,369
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,242)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	618,648	(9,764)	579	—

Totals	$718,648	$(12,006)	$579	$3,463

	December 31, 2003
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(7,924)	$—	$1,739
Fair Value Hedges
Interest Rate Swaps	380,789	(8,140)	(206)	—

Totals	$480,789	$(16,064)	$(206)	$1,739

*	The notional amount represents the gross sum of long and short

**	Net of tax
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

During 2000, the Corporation swapped $100 million of term funds at fixed spread over U.S. Treasury securities. These swaps were designated as cash flows hedges and matured in July 2005. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.4 million. As of December 31, 2003, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $4.8 million.
Fair Value Hedges:
The Corporation designates hedges as Fair Value Hedges when its main purpose is to hedge the changes in market value of an associated asset or liability. The Corporation only designates these types of hedges if at inception it is believed that the relationship of the changes in the market value of the hedged item and the hedging item will offset each other in a highly effective manner. At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation marks to market both the hedging item and the hedged item at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in the income statement.
The fair value hedges have maturities through the year 2032 as of December 31, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts as of December 31, 2005 is 4.34% and 4.33%, respectively, and 2.36% and 4.55%, as of December 31, 2004, respectively.
The $1.4 billion and $618.7 million fair value hedges are associated to the swapping of fixed rate debt as of December 31, 2005 and 2004, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
Derivative instruments not designated as hedging instruments:
Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of December 31, 2005 and 2004 and 2003, respectively:

	December 31, 2005
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

	December 31, 2004
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$335,426	$568	$(69)
Interest Rate Caps	67,971	(16)	22
Other	2,415	3	3
Equity Derivatives	138,895	—	2,924

Totals	$544,707	$555	$2,880

	December 31, 2003
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$260,024	$637	$386
Interest Rate Caps	62,990	—	112
Foreign Exchange Contracts	6,824	2	—
Equity Derivatives	23,166	—	(15)

Totals	$353,004	$639	$483

*	The notional amount represents the gross sum of long and short
The increase in interest swaps as of December 31, 2005 compared to December 31, 2004 is due to an increase in derivatives sold to clients and affiliates. In addition, there was an increase of $354,000 in freestanding derivatives.
Liquidity Risk
Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure our ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of December 31, 2005 the Corporation had $3.0 billion in unsecured lines of credit ($2.9 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.4 billion available). All securities in portfolio are highly rated and very liquid, enabling us to treat them as a secondary source of liquidity.

The Corporation does not have significant usage or limitations on its ability to upstream or downstream funds as a method of liquidity. However, there are certain tax constraints when borrowing funds (excluding the placement of deposits) from BSCH or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The Corporation does not face significant limitations to its ability to downstream funds to its affiliates. The current intra-group credit line for the Corporation is $120 million.
Liquidity is derived from capital, reserves and the securities portfolio. The Corporation has established lines of credit with foreign and domestic banks, has access to U.S. markets through its commercial paper program and also has broadened its relations in the federal funds and repurchase agreement markets to increase the availability of other sources of funds and to augment liquidity as necessary.
During 2005 the Corporation undertook a financing transaction to fund its operations, including cash flow requirements and future growth. On October 27, 2005, the Corporation issued $50 million of its 6.10% Subordinated Notes due June 2032.
The Corporation has a high credit rating, which permits the Corporation to utilize various alternative funding sources. The Corporation’s current ratings are as follows:

	Standard	Fitch
	& Poor’s	IBCA
Short-term funding	A-1	F1
Long-term funding	A	A+
Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of December 31, 2005, the Corporation had a liquidity ratio of 11.57%. At December 31, 2005, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes that has sufficient liquidity to meet current obligations.
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

Maturity and Interest Rate Sensitivity of Interest-Earning Assets as of December 31, 2005
The following table sets forth an analysis by type and time remaining to maturity of the Corporation’s loans and securities portfolio as of December 31, 2005. Loans are stated before deduction of the allowance for loan losses.

	As of December 31, 2005
	Maturities and/or Next Repricing Date
		After One Year
		Through Five Years		After Five Years
	One Year	Fixed	Variable	Fixed	Variable
	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates	Total
	(Dollars in thousands)
Cash and Cash Equivalents and other Interest-bearing deposits	$339,027	$—	$—	$—	$—	$339,027
Investment Portfolio	332,487	1,173,517	—	133,218	—	1,639,222
Loans:
Commercial	1,176,090	513,985	556,501	276,975	444,635	2,968,186
Construction	94,851	11,716	90,573	6,905	9,660	213,705
Consumer	303,637	242,187	—	21,370	—	567,194
Mortgage	291,494	985,042	—	870,943	—	2,147,479
Leasing	36,119	75,795	4,516	8,738	—	125,168

Total	$2,573,705	$3,002,242	$651,590	$1,318,149	$454,295	$7,999,981

Capital Expenditures
The following table reflects capital expenditures for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Dollars in thousands)
Headquarters/branches	$4,194	$2,478	$694
Data processing equipment	2,583	2,071	1,022
Software	6,111	5,096	7,134
Other furniture and equipment	3,138	1,947	1,094

Total	$16,026	$11,592	$9,944

During 2005, the Corporation’s capital expenditures reflected an increase in office furniture and headquarters/branches. The Corporation invested in new facilities to relocate Santander Securities, as well as, in new branches in Banco Santander and remodeling of several existing branches. The increase in data processing equipment and software were pursuant to standard maintenance and improvement procedures.
During 2004, the Corporation increased capital expenditures. Investments were made in upgrading of facilities as well various projects for new branches and centralized offices. Data processing equipment increased over 2003 expenditures as obsolete equipment was replaced. Software expenditures during 2004 were below 2003 levels and were related to certain ancillary applications including new applications for the treasury department, upgrades to credit card applications and others.

Environmental Matters
Under various environmental laws and regulations, a lender may be liable as an “owner” or “operator” for the costs of investigation or remediation of hazardous substances at any mortgaged property or other property of a borrower or at its owned or leased property regardless of whether the lender knew of, or was responsible for, the hazardous substances. In addition, certain cities in which some of the Corporation’s assets are located impose a statutory lien, which may be prior to the lien of the mortgage, for costs incurred in connection with a cleanup of hazardous substances.
Some of the Corporation’s mortgaged properties and owned and leased properties may contain hazardous substances or are located in the vicinity of properties that are contaminated. As a result, the value of such properties may decrease, the borrower’s ability to repay the loan may be affected, the Corporation’s ability to foreclose on certain properties may be affected or the Corporation may be exposed to potential environmental liabilities. The Corporation, however, is not aware of any such environmental costs or liabilities that would have a material adverse effect on the Corporation’s results of operations or financial condition.
Puerto Rico Income Taxes
The Corporation is subject to Puerto Rico income tax. The maximum statutory regular corporate tax rate that the Corporation is subject to under the P.R. Code is 39%. In computing its net income subject to the regular income tax, the Corporation is entitled to exclude from its gross income, interest derived on obligations of the Commonwealth of Puerto Rico and its agencies, instrumentalities and political subdivisions, obligations of the United States Government and its agencies and instrumentalities, certain FHA and VA loans and certain GNMA securities. In computing its net income subject to the regular income tax the Corporation is entitled to claim a deduction for ordinary and necessary expenses, worthless debts, interest and depreciation, among others. The Corporation’s deduction for interest is reduced in the same proportion that the average adjusted basis of its exempt obligations acquired after December 31, 1987, bears to the average adjusted basis of its total assets.
The Corporation is also subject to an alternative minimum tax of 22% imposed on its alternative minimum tax net income. In general, the Corporation’s alternative minimum net income is an amount equal to its net income determined for regular income tax purposes, as adjusted for certain items of tax preference. To the extent that the Corporation’s alternative minimum tax for a taxable year exceeds its regular tax, such excess is required to be paid by the Corporation as an alternative minimum tax. An alternative minimum tax paid by the Corporation in any taxable year may be claimed by the Corporation as a credit in future taxable years against the excess of its regular tax over the alternative minimum tax in such years, and such credits do not expire.
Under the P.R. Code, corporations are not permitted to file consolidated tax returns with their subsidiaries and affiliates. However, the Corporation is entitled to a 100% dividend received deduction with respect to dividends received from Banco Santander Puerto Rico, Santander Securities Corporation, Santander Insurance Agency, or any other Puerto Rico corporation subject to tax under the P.R. Code and in which the Corporation owns at least 80% of the value of its stock or voting power.
Interest paid by the Corporation to non-resident foreign corporations is not subject to Puerto Rico income tax, provided such foreign corporation is not related to the Corporation. Dividends paid by the Corporation to non-resident foreign corporations and individuals (whether resident or not) are subject to a Puerto Rico income tax of 10%.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
On August 1, 2005 a temporary, two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The incremental effect of this surtax corresponding for the year ended December 31, 2005 was $1.8 million.
United States Income Taxes
The Corporation, the Bank, Santander Securities and Santander Insurance Agency are corporations organized under the laws of Puerto Rico. Accordingly, the Corporation, the Bank, Santander Securities and Santander Insurance Agency are subject to United States income tax under the Internal Revenue Code of 1986, as amended to the date hereof (the “Code”) only on certain income from sources within the United States or effectively connected with a United States trade or business.

CERTIFICATION PURSUANT TO SECTION 303A.12(a) OF THE
NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL
Santander BanCorp’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 31.3 to Santander BanCorp’s 2005 Form 10-K. In addition, on November 9, 2005, Santander BanCorp’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards. The foregoing certification was unqualified.
By: /s/ José Ramón González
President and Chief Executive Officer
By: /s/ Carlos M. García
Senior Executive Vice President and
   Chief Operating Officer
By:/s/ María Calero
Executive Vice President and
   Chief Accounting Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Deloitte & Touche LLP
1200 Westernbank World Plaza
263 Munoz Rivera Avenue
San Juan, PR 00918-2511
USA

Tel: +1 787 759 7171
Fax: +1 767 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Santander Bancorp and subsidiaries (the “Corporation”, a Puerto Rico corporation and a subsidiary of Santander Central Hispano, S.A.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Member of
Deloitte Touche & Tohmatsu

in our opinion, management’s assessment that the Corporation’s maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Corporation and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.
March 31, 2006
Stamp No. 2121748
affixed to original.

Deloitte & Touche LLP
1200 Westernbank World Plaza
268 Munoz Rivers Avenue
San Juan, PR 00918-2511
USA

Tel: +1 787 759 7171
Fax: +1 787 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited the accompanying consolidated balance sheets of Santander Bancorp and subsidiaries (the “Corporation”, a Puerto Rico corporation and a subsidiary of Santander Central Hispano, S.A.) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, other comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31. 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the accompanying 2004 and 2003 financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
March 31, 2006
Stamp No. 2121746
affixed to original.
Member of
Deloitte Touche Tohmatsu

SANTANDER BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets-December 31, 2005 and 2004
(Dollars in thousands, except share data)

	2005	2004
		As restated*
ASSETS

Cash and due from banks	$136,731	$110,148
Interest-bearing deposits	8,833	42,612
Federal funds sold and securities purchased under agreements to resell	92,429	326,650

Total cash and cash equivalents	237,993	479,410

Interest-bearing Deposits	101,034	50,000
Trading Securities	37,679	34,184
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	995,032	1,454,858
Other investment securities available for sale	564,649	523,274

Total investment securities available for sale	1,559,681	1,978,132

Other Investment Securities, at amortized cost	41,862	37,500
Loans Held for Sale, net	213,102	271,596
Loans, net	5,741,788	5,218,524
Accrued Interest Receivable	77,962	44,682
Premises and Equipment, net	55,867	52,854
Goodwill	34,791	34,791
Intangible Assets	10,092	8,003
Other Assets	160,097	113,971

	$8,271,948	$8,323,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$672,225	$744,019
Interest-bearing	4,552,425	4,004,120

Total deposits	5,224,650	4,748,139

Federal Funds Purchased and Other Borrowings	768,846	780,334
Securities Sold Under Agreements to Repurchase	947,767	1,349,444
Commercial Paper Issued	334,319	629,544
Term Notes	40,215	31,457
Subordinated Capital Notes	121,098	72,588
Accrued Interest Payable	65,160	22,666
Other Liabilities	201,366	136,129

Total liabilities	7,703,421	7,770,301

Contingencies and Commitments (Notes 6, 13, 14, 16, 17, 18 and 19)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding in December 2005 and 2004	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in December 2005 and 2004	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(41,591)	(6,818)
Retained earnings:
Reserve fund	133,759	126,820
Undivided profits	113,114	70,099

Total stockholders’ equity	568,527	553,346

	$8,271,948	$8,323,647

The accompanying notes are an integral part of these financial statements.
*See Note 2

Santander BanCorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
		As restated*	As restated*
Interest Income:
Loans	$359,415	$261,744	$247,915
Investment securities	71,938	97,901	85,215
Interest-bearing deposits	4,065	1,054	664
Federal funds sold and securities purchased under agreements to resell	4,187	3,123	1,990

Total interest income	439,605	363,822	335,784

Interest Expense:
Deposits	122,212	60,279	56,030
Securities sold under agreements to repurchase and other borrowings	86,969	79,901	75,896
Subordinated capital notes	3,402	582	686

Total interest expense	212,583	140,762	132,612

Net interest income	227,022	223,060	203,172
Provision for Loan Losses	20,400	26,270	49,745

Net interest income after provision for loan losses	206,622	196,790	153,427

Other Income:
Bank service charges, fees and other	42,272	38,977	38,780
Broker-dealer, asset management and insurance fees	53,016	51,113	49,526
Gain on sale of securities	17,842	11,475	10,790
Loss on extinguishment of debt	(5,959)	—	—
Gain on sale of loans	7,876	431	260
Gain on sale of building	—	2,754	—
Other income	10,311	12,489	10,805

Total other income	125,358	117,239	110,161

Other Operating Expenses:
Salaries and employee benefits	95,002	91,582	89,394
Occupancy costs	16,811	13,959	13,534
Equipment expenses	3,802	3,775	3,633
EDP servicing, amortization and technical assistance	31,589	34,462	44,160
Communication expenses	8,232	8,976	8,612
Business promotion	11,065	10,435	6,760
Other taxes	8,443	8,584	9,811
Other operating expenses	46,442	45,604	47,911

Total other operating expenses	221,386	217,377	223,815

Income before provision (benefit) for income tax	110,594	96,652	39,773
Provision (Benefit) for Income Tax	30,788	9,724	(46)

Net Income	79,806	86,928	39,819
Dividends to Preferred Shareholders	—	—	7,114

Income Available to Common Shareholders	$79,806	$86,928	$32,705

Basic and Diluted Earnings per Common Share	$1.71	$1.86	$0.70

The accompanying notes are an integral part of these financial statements.
*See Note 2

Santander BanCorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
		As restated*	As restated*
Preferred Stock:
Balance at beginning of year	$—	$—	$65,250
Preferred stock redemption	—	—	(65,250)

Balance at end of year	—	—	—

Common Stock:
Balance at beginning of year	126,626	116,026	116,026
Stock dividend distributed	—	10,600	—

Balance at end of year	126,626	126,626	116,026

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	211,742	211,742
Stock dividend distributed	—	92,429	—

Balance at end of year	304,171	304,171	211,742

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)	(65,268)
Stock repurchased at cost	—	—	(2,284)

Balance at end of year	(67,552)	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(6,818)	(19,465)	(12,692)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(34,031)	9,094	(2,789)
Unrealized net gain on cash flow hedges, net of tax	1,333	3,463	1,739
Minimum pension (benefits) liability, net of tax	(2,075)	90	(5,723)

Balance at end of year	(41,591)	(6,818)	(19,465)

Reserve Fund:
Balance at beginning of year	126,820	118,919	115,932
Transfer from undivided profits	6,939	7,901	2,987

Balance at end of year	133,759	126,820	118,919

Undivided Profits:
Balance at beginning of year	70,099	116,036	167,465
Net income	79,806	86,928	39,819
Transfer to reserve fund	(6,939)	(7,901)	(2,987)
Deferred tax benefit amortization	(3)	(13)	(60)
Common stock cash dividends	(29,849)	(21,922)	(19,087)
Preferred stock cash dividends	—	—	(4,504)
Preferred stock redemption premium	—	—	(2,610)
Cash paid on corporate reorganization	—	—	(62,000)
Stock dividend distributed	—	(103,029)	—

Balance at end of year	113,114	70,099	116,036

Total stockholders’ equity	$568,527	$553,346	$475,706

The accompanying notes are an integral part of these financial statements.
*See Note 2

Santander BanCorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
		As restated*	As restated*
Comprehensive income
Net income	$79,806	$86,928	$39,819

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available for sale, net of tax	(18,298)	18,526	(790)
Reclassification adjustment for gains included in net income, net of tax	(15,733)	(9,403)	(2,251)
Unrealized (losses) gains on investment securities transferred to the held-to- maturity category, net of amortization	—	(29)	252

Unrealized (losses) gains on investment securities available for sale, net of tax	(34,031)	9,094	(2,789)

Unrealized gains on derivative used for cash flow hedges, net of tax	1,333	3,463	1,739
Minimum pension liability, net of tax	(2,075)	90	(5,723)

Total other comprehensive (loss) income, net of tax	(34,773)	12,647	(6,773)

Comprehensive income	$45,033	$99,575	$33,046

The accompanying notes are an integral part of these financial statements.
*See Note 2

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
		As restated*	As restated*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,806	$86,928	$39,819

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,184	13,238	20,508
Deferred tax provision (benefit)	2,854	3,715	(1,470)
Provision for loan losses	20,400	26,270	49,745
Gain on sale of building	—	(2,754)	—
Gain on sale of securities	(17,842)	(11,475)	(10,790)
Gain on sale of loans	(7,876)	(431)	(9,829)
Gain on sale of mortgage-servicing rights	(83)	(400)	(4,525)
Gain on derivatives	(1,964)	(3,459)	(277)
Trading gains	(805)	(1,193)	(1,570)
Net premium amortization on securities	3,586	3,983	4,793
Net premium amortization on loans	1,155	873	1,655
Purchases and originations of loans held for sale	(748,086)	(733,022)	(621,466)
Proceeds from sales of loans	253,902	195,465	288,323
Repayments of loans held for sale	12,196	35,233	34,469
Proceeds from sales of trading securities	1,610,299	2,207,495	1,824,948
Purchases of trading securities	(1,612,989)	(2,197,939)	(1,843,201)
Net change in:
(Increase) decrease in accrued interest receivable	(33,280)	(8,284)	6,396
(Increase) decrease in other assets	(10,303)	10,402	6,742
Increase (decrease) in accrued interest payable	42,494	3,938	(7,970)
Increase (decrease) in other liabilities	12,245	(5,530)	338

Total adjustments	(460,913)	(463,875)	(263,181)

Net cash used in operating activities	(381,107)	(376,947)	(223,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(51,034)	(40,000)	(10,000)
Proceeds from sales of investment securities available for sale	906,150	1,450,058	1,206,108
Proceeds from maturities of investment securities available for sale	23,250,923	1,595,155	2,685,731
Purchases of investment securities available for sale	(23,949,534)	(2,701,767)	(4,383,435)
Proceeds from maturities of investment securities held to maturity	—	47,994	190,279
Purchases of investment securities held to maturity and other investments	(4,362)	(69,739)	(25,425)
Repayment of securities and securities called	173,462	186,792	237,490
Proceeds from (payments on) derivative transactions	2,303	2,943	(18)
Purchases of mortgage loans	(289,881)	(40,625)	(211)
Net decrease (increase) in loans	292,987	(836,288)	121,665
Proceeds from sales of mortgage-servicing rights	83	400	457
Proceeds from sale of building	—	14,000	—
Purchases of premises and equipment	(9,076)	(6,258)	(5,020)

Net cash provided by (used in) investing activities	322,021	(397,335)	17,621

(Continued)
*See Note 2

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
		As restated*	As restated*
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	489,835	611,945	(348,075)
Net (decrease) increase in federal funds purchased and other borrowings	(11,488)	430,334	104,040
Net (decrease) increase in securities sold under agreements to repurchase	(401,677)	(458,794)	558,199
Net (decrease) increase in commercial paper issued	(295,225)	374,640	214,913
Net increase (decrease) in term notes	8,758	(134,509)	(394,712)
Issuance (payment) of subordinated capital notes	49,852	58,765	(18,000)
Preferred stock redemption	—	—	(67,860)
Repurchase of common stock	—	—	(2,284)
Dividends paid	(22,386)	(21,922)	(23,591)
Capital paid on corporate reorganization	—	—	(62,000)

Net cash (used in) provided by financing activities	(182,331)	860,459	(39,370)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(241,417)	86,177	(245,111)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	479,410	393,233	638,344

CASH AND CASH EQUIVALENTS, END OF YEAR	$237,993	$479,410	$393,233

			(Concluded)
The accompanying notes are an integral part of these financial statements.
*See Note 2

Santander BanCorp and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
1. Summary of Significant Accounting Policies and Other Matters:
The accounting and reporting policies of Santander BanCorp (the “Corporation”), 91% owned subsidiary of Banco Santander Central Hispano, S.A. (BSCH), conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry.
Following is a summary of the Corporation’s most significant accounting policies:
Nature of Operations and Use of Estimates
Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and Subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, international banking and insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management, Santander Mortgage Corporation, Santander International Bank and Santander Insurance Agency, respectively.
Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.
In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; and Santander Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash equivalents
All highly liquid instruments with a maturity of three months or less, when acquired or generated, are considered cash equivalents.
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

Investment Securities
Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statement of income as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•	Investments in debt, equity or other securities that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
All of the Corporation’s derivative instruments are recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).
In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and any balance related to the derivative is recognized in current operations, and the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.
Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Loans Held for Sale
Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs.
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
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest, except for credit cards and mortgage loans for which interest is not recognized after 120 days. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent that it is received. Thereafter, the non accrual status is discontinued and the loans will continue in an accrual basis if the delinquency period is no longer more than 90 days or 120 days according to the existing policy.
The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to income over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.
Off-Balance Sheet Instruments
In the ordinary course of business, the Corporation enters into off-balance sheet instruments consisting of commitments to extend credit, stand by letters of credit and financial guarantees. Such financial instruments are recorded in the consolidated financial statements when they are funded or when related fees are incurred or received. The Corporation periodically evaluates the credit risks inherent in these commitments, and establishes loss allowances for such risks if and when these are deemed necessary.
Fees received for providing loan commitments and letters of credit that result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to other income as banking fees and commissions over the commitment period when funding is not expected.
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
Historical loss rates are applied to other commercial loans not subject to individual review. The loss rates are derived from historical loss trends.
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
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
Transfers of financial assets are accounted for as sales, when control over the transferred assets is deemed to be surrendered: (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Corporation recognizes the financial assets and servicing assets it controls and the liabilities it has incurred. At the same time, it ceases to recognize financial assets when control has been surrendered and liabilities when they are extinguished.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization which is computed utilizing the straight-line method over the estimated useful lives of the assets that range between three and fifty years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is lower. Gains or losses on dispositions are reflected in current operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Costs of renewals and improvements are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings when realized.
The Corporation evaluates for impairment its long-lived assets, including certain identifiable intangibles and long-lived assets to be disposed of, whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.
Other Real Estate
Other real estate, normally obtained through foreclosure or other workout situations, is included in other assets and stated at the lower of fair value or carrying value minus estimated costs to sell. Upon foreclosure, the recorded amount of the loan is written-down, if applicable, to the fair value less estimated costs of disposal of the real estate acquired, by charging the allowance for loan losses. Subsequent to foreclosure, any losses in the carrying value of the asset resulting from periodic valuations of the properties are charged to expense in the period incurred. Gains or losses on disposition of other real estate and related operating income and maintenance expenses are included in current operations.

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
Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2005, 2004 and 2003, which includes an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage-servicing Rights
The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. An impairment amounting $214,000 was recognized as of December 31, 2005. No impairment has been identified as of December 31, 2004.
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
The Corporation recognizes as a separate asset the right to service mortgage loans for others whenever those servicing rights are acquired. The Corporation acquires MSRs by purchasing or originating loans and selling or securitizing those loans (with the servicing rights retained) and allocates the total cost of the mortgage loans sold to the MSRs (included in intangible assets in the accompanying consolidated balance sheets) and the loans based on their relative fair values. Further, mortgage-servicing rights are assessed for impairment based on the fair value of those rights. MSRs are amortized over the estimated life of the related servicing income. Mortgage loan-servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. At December 31, 2005 and 2004, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $675,852,000 and $539,850,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $2,057,000 and $1,835,000 at December 31, 2005 and 2004, respectively.
Trust Services
In connection with its trust activities, the Corporation administers and is custodian of assets with a book value of approximately $6,838,000,000 and $10,902,000,000 at December 31, 2005 and 2004, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets.
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

Insurance Commissions
The Corporation’s insurance agency operation earns commissions on the sale of insurance policies issued by unaffiliated insurance companies. Commission revenue is reported net of the provision for commission returns on insurance policy cancellations, which is based on management’s estimate of future insurance policy cancellations as a result of historical turnover rates by types of credit facilities subject to insurance.
Treasury Stock
Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the consolidated balance sheets. As of December 31, 2005 treasury stock has not been retired or reissued.
Income Taxes
The Corporation uses the asset and liability balance sheet method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Corporation also accounts for any income tax contingencies, if any.
Earnings Per Common Share
Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for the years ended December 31, 2005 and 2004 and 46,661,248 for the year ended December 31, 2003, after giving retroactive effect to the 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other potentially diluted common shares were outstanding during the years ended December 31, 2005, 2004 and 2003.
Statements of Cash Flows
Supplemental Disclosures of Cash Flow Information:

	2005	2004	2003
	(Dollars in thousands)
Cash paid during the year for:
Interest	$195,157	$136,824	$138,708

Income taxes	$6,713	$11,322	$4,443

Noncash transactions:
Stock dividend (See Note 16)	$—	$103,029	$—

Minimum pension liability (See Note 19)	$2,075	$(90)	$5,723

Recent Accounting Pronouncements that Affect the Corporation
The adoption of the following accounting pronouncements did not have a material impact on the Corporation’s results of operations and financial condition:
•	Financial Accounting Standard Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In November 2005, the FASB issued FSP 115-1 to provide additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The

Equity Method of Accounting for Investments in Common Stock”. The guidance in this FSP is applicable for investments in debt and equity securities that are within the scope of SFAS No. 115, certain debt and equity securities that are within the scope of SFAS No. 124 and equity securities that are not subject to the scope of SFAS No. 115 and 124 and not accounted for under the equity method pursuant to Opinion 18 and related interpretations. This FSP nullifies certain requirements of EITF Issue 03-1, “Meaning of Other Than Temporary Impairment” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The Corporation evaluates investments that are under the scope of this accounting guidance on a quarterly basis.

•	Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable securities, yield and nonaccretable difference in the balance sheet. Subsequent substantial increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments.

SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination, subject to certain exceptions stipulated in the statement. The adoption of the provisions of SOP 03-3 in 2005 did not have a material impact on the Corporation’s financial condition or results of operations.

•	SFAS No. 123-R “Share-Based Payment”. In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. Also, SFAS 123-R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. In April 2005, the Securities and Exchange Commission (SEC) approved a rule that delays the effective date of SFAS No. 123-R to annual, rather than interim, periods that begin after June 15, 2005. Management is currently evaluating the effect of the adoption of SFAS No. 123-R, but does not expect the adoption to have a material effect on the Corporation’s financial condition, results of operations or cash flows due to the fact that in 2002, the Corporation voluntarily adopted the fair value recognition method under SFAS No. 123. The Corporation will prospectively apply SFAS No. 123-R to its financial statements as of January 1, 2006.

•	SFAS No. 153 “Exchanges of Nonmonetary Assets”. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition or results of operations.

•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of this statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. An entity should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated.
The Corporation is evaluating the impact that these recently issued accounting pronouncements may have on its financial condition and results of operations.
•	SFAS No. 154, “Accounting Changes and Error Corrections”. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Corporation is currently evaluating the impact that this new accounting pronouncement may have on its financial condition and results of operations, primarily with respect to the presentation of the impact of the change in the reporting period of non-banking subsidiaries in 2006, which was described under “Principles of Consolidation” in the Note 1 to the consolidated financial statements.

•	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” — an interpretation of FASB Statement No. 143. In March 2005, the FASB issued an interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, but for which the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

•	FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non U.S. subsidiaries through September 30, 2006. To date, the Corporation has not provided for income taxes on unremitted earnings generated by the non U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.
2. Restatement of Previously Issued Financial Statements:
Subsequent to the issuance of the Corporation’s consolidated financial statements for the year ended December 31, 2004, management of the Corporation determined that certain transactions originally accounted for as purchases of mortgage notes and sales of mortgage notes did not qualify for treatment as purchases and sales under the criteria for sale accounting as outlined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125” (SFAS No. 140). These transactions are described below. As a result, the accompanying 2004 and 2003 financial statements have been restated from amounts previously reported to correct the accounting for these transactions.
•	During 2000 and 2001, the Corporation entered into contemporaneous purchases and sales of mortgage loans with an unrelated local financial institution in the aggregate principal amount of approximately $445 million. These transactions occurred in pairs of purchases and sales of approximately equal amounts during six consecutive quarters beginning in the first quarter of 2000. The transactions were not accompanied by sufficient documentation concerning their business purpose, and the counterparty to the transactions subsequently repurchased certain quantities of the loans previously sold to the Corporation beyond the counterparty’s written recourse obligation. For these reasons, management determined that these transactions did not qualify as purchases and sales in accordance with SFAS No. 140.

Accordingly, with respect to the sales transactions, the Corporation has now (i) presented the sales transactions as secured borrowings (recording the assets as mortgage loans and the liabilities as notes payable) on its consolidated balance sheet (ii) reversed the gains previously recognized, (iii) reversed the recognition of servicing assets and related amortization, (iv) reversed the related servicing income and (v) changed the classification of the proceeds from the transactions in the consolidated statements of cash flows from an operating activity to a financing activity.

With respect to the purchase transactions, the Corporation has now (i) presented the transactions as commercial loans secured by mortgage notes classified within loans, net on the consolidated balance sheet, (ii) reversed the premium paid and related amortization, (iii) changed the classification of the cash outflows from the transactions from the purchase of mortgage notes to origination of loans within operating activities in the consolidated statement of cash flows.

The adjustments to correct the sale transactions did not have an effect on the 2004 and 2003 consolidated balance sheet as the secured borrowings were paid in full in 2003. The adjustment to correct the purchase transactions was to present the transaction as commercial loans secured by mortgages classified within loans, net on the 2004 and 2003 consolidated balance sheets. The adjustments to correct the December 31, 2003 consolidated statement of income resulted in an increase in net interest income of $3.8 million. The increase in net interest income was primarily the result of the reversal of amortization of the premiums paid. There was no effect on the 2004 consolidated statement of income since the secured borrowings were repaid in full in 2003. The adjustment to correct the purchase transactions did not have an effect on net income previously recorded for the years ended December 31, 2004 and 2003.

•	During 2003, the Corporation purchased the outstanding balance of the mortgage loans previously sold during 2000 and 2001 to the counterparty discussed in the preceding paragraph at fair value of $235 million, resulting in a premium paid of approximately $13.6 million. The Corporation also sold the mortgage servicing rights of the portfolio to the same counterparty for $4.1 million. Since the purchases of loans in 2000 and 2001 are now accounted as a financing transaction, the mortgage loans purchased in 2003 are now accounted for as a repayment of the commercial loan and the premium paid is accounted for as a debt extinguishment loss in the 2003 consolidated statement of income, which resulted in a decrease in other income of $9.7 million for the year ended December 31, 2003 and an increase in net interest income of $3.8 million and $6.0 million for the years ended December 31, 2004 and 2003, respectively.

•	During 2003 and 2004, the Corporation purchased mortgage loans amounting to $391 million from one unrelated local financial institution and $600 million from another unrelated financial institution. The transactions involved guarantees of payment of an uncapped floating pass-through rate of interest and other recourse guarantees to the purchaser of mortgage loans. The Corporation originally recorded these transactions as purchased loans on its consolidated balance sheet. Based on a subsequent review of the written terms and conditions of the contracts and the absence of other written terms and conditions that may be customary to such transactions, the Corporation determined that the transactions did not qualify as purchases in accordance with SFAS No. 140. Accordingly, the transactions were reversed and are now accounted for as financings secured by mortgage notes and reported in the consolidated balance sheet as commercial loans (presented within loans, net). The adjustment to correct the accounting for these transactions did not have an effect on net income previously recorded for the years ended December 31, 2003 and 2004. The adjustments to correct the 2004 consolidated balance sheet for the purchase transactions resulted in a $19.9 million decrease in loans, net and other liabilities. This decrease was primarily the result of the derecognized balance of the guaranteed swap derivative. As of December 31, 2005 the current outstanding balance of these loans was $638 million.

The following is a summary of the significant effects of the restatement on the Corporation’s consolidated financial statements:

	December 31, 2004
	As Previously
	Reported	As Restated
	(Amounts in thousands)
Selected Balance Sheet Data:
Loans, net	$5,242,759	$5,218,524
Other Assets	107,869	113,971
Total Assets	8,341,780	8,323,647
Other Liabilities	151,605	136,129
Total Liabilities	7,785,777	7,770,301
Reserve Fund	127,086	126,820
Undivided Profits	72,490	70,099
Total Retained Earnings	199,576	196,919
Total Stockholders’ Equity	556,003	553,346

Capital:
Tier 1 capital to risk-adjusted assets	9.27%	9.09%
Total capital to risk-adjusted assets	11.90%	12.30%
Leverage ratio	6.36%	6.50%

	December 31, 2004		December 31, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
For the year ended
Total Interest Income	$359,930	$363,822	$325,581	$335,784
Total Other Income	117,239	117,239	119,940	110,161
Total Other Operating Expenses	217,533	217,377	224,265	223,815
Income before taxes provision (benefit)	92,604	96,652	39,160	39,773
Net income	84,459	86,928	39,445	39,819

Basic and Diluted Earnings per Common Share	1.81	1.86	0.69	0.70

Cash Used in Operating Activities
Net income	84,459	86,928	39,445	39,819
Depreciation and amortization	13,238	13,238	20,691	20,508
Deferred tax provision (benefit)	2,136	3,715	(1,709)	(1,470)
Gain on sale of mortgage-servicing rights	(400)	(400)	(457)	(4,525)
Proceeds on sale of loans	195,034	195,465	278,754	288,323
Net premium amortization on loan	4,430	873	7,581	1,655
Repayment of loan held for sale	35,233	35,233	44,038	34,469
Change in accrued interest receivable	(8,284)	(8,284)	4,783	6,396
Change in other assets	10,322	10,402	11,225	6,742
Change in interest payable	3,938	3,938	(6,357)	(7,970)
Change in other liabilities	(5,451)	(5,530)	15,565	338

Net Cash Used in Operating Activities	(377,870)	(376,947)	(194,088)	(223,362)

Cash Provided by (Used in) Investing Activities
Purchases of mortgage loans	(857,214)	(40,625)	(400,982)	(211)
Change in loans	(18,776)	(836,288)	259,486	121,665

Net Cash Provided by (Used in) Investing Activities	(396,412)	(397,335)	(245,329)	17,621

Cash Provided by (Used in) Financing Activities
Change in deposits	611,945	611,945	(367,613)	(348,074)
Change in term notes	(134,509)	(134,509)	(141,498)	(394,712)

Net Cash Provided by (Used in) Financing Activities	860,459	860,459	194,306	(39,370)

The restatement also resulted in a decrease in retained earnings at January 1, 2003 of $5.5 million.
3. Trading Securities:
Proceeds from sales of trading securities during 2005, 2004 and 2003 were approximately $1,610,299,000, $2,207,495,000, and $1,824,948,000, respectively. Net gains of approximately $1,099,000, $1,166,000, and $1,349,000 were realized during 2005, 2004 and 2003, respectively. During 2005, an unrealized holding loss of $294,000 was recognized and during 2004 and 2003, unrealized holding gains of $27,000 and $221,000, respectively were recognized. Trading losses on futures transactions of $528,000 and $1,069,000 were realized in 2005 and 2004 respectively, and trading gains on futures transactions of $31,000 were realized in 2003.

4. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
		(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$279,780	$4	$598	$279,186	3.04%
After one year to five years	268,511	—	9,359	259,152	3.68%
After five years to ten years	219,920	—	6,483	213,437	4.15%
	768,211	4	16,440	751,775	3.58%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	43	3	12,790	4.93%
After one year to five years	9,920	11	54	9,877	4.07%
After five years to ten years	27,604	34	423	27,215	4.83%
Over ten years	3,786	10	78	3,718	6.35%

	54,060	98	558	53,600	4.82%

Mortgage-backed securities:
Over ten years	775,073	—	20,842	754,231	5.00%

Foreign securities
After one year to five years	75	—	—	75	5.60%

	$1,597,419	$102	$37,840	$1,559,681	4.42%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year to five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years to ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year to five years	21,777	412	—	22,189	4.51%
After five years to ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year to five years	839	51	—	890	8.36%
After five years to ten years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign securities Within one year	75	—	—	75	6.98%
After one year to five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

The number of positions, fair value and unrealized losses at December 31, 2005, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	3	$369,267	$5,713	10	$354,779	$10,727	13	$724,046	$16,440
Commonwealth of Puerto Rico and its subdivisions	17	25,588	558	—	—		17	25,588	558
Mortgage-backed securities	21	443,107	7,285	10	311,124	13,557	31	754,231	20,842

	41	$837,962	$13,556	20	$665,903	$24,284	61	$1,503,865	$37,840

The Corporation evaluates its investment securities for other-than-temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent and ability to hold the securities for a period of time sufficient to allow for any forecasted recovery of fair value up to (or beyond) the cost of the investment.
As of December 31, 2005, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2005. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
Proceeds from sales of investment securities available for sale were approximately $906,150,000, $1,450,058,000, and $1,206,108,000 in 2005, 2004 and 2003, respectively. Gross gains of approximately $17,847,000, $12,775,000, and $9,994,000, were realized in 2005, 2004 and 2003, respectively. Gross losses of approximately $7,800, $1,314,000 were realized in 2005 and 2004, respectively. There were no gross losses in 2003.

5. Investment Securities Held to Maturity:
During the fourth quarter of 2004 the European Union and the Bank of Spain issued guidance adopting International Financial Reporting Standards (“IFRS”) effective January 1, 2005, which apply to the Corporation’s parent company, BSCH. Under IFRS the designation of investment securities as held-to-maturity is determined with reference to the entity’s intent and ability at the date of transition to IFRS. As a result of the adoption of IFRS on January 1, 2005, BSCH has reclassified its held-to-maturity consolidated investment portfolio to available-for-sale. During the fourth quarter of 2004 and in anticipation of such change and guidance provided by BSCH, the Corporation changed its intent with regards to its held-to-maturity investment portfolio and transferred all investment securities in such portfolio to the available-for-sale portfolio. Because such transfer does not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS No. 115, such transaction is deemed a “tainting” and the Corporation will not be able to classify investment securities as held-to-maturity for a period of two years. At December 31, 2004, the securities reclassified from held-to-maturity to available-for-sale had a fair value of $839,961,000 and an amortized cost of $813,788,000, which resulted in a credit to Other Comprehensive Income of $15,966,000, net of income taxes, related to the unrealized holding gain. As such, there were no investments securities held to maturity at December 31, 2005.
6. Assets Pledged:
At December 31, 2005 and 2004, investment securities and loans were pledged to secure deposits of public funds. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge the collateral as of December 31, were as follows:

	2005	2004
	(Dollars in thousands)
Investment securities available for sale	$321,789	$504,391
Loans	294,433	154,636
Other	18,830	104,535

	$635,052	$763,562

At December 31, 2005 and 2004, investment securities with a carrying value of approximately $995,032,000 and $1,454,859,000, respectively, were pledged to securities sold under agreements to repurchase.
7. Loans:
The Corporation’s loan portfolio at December 31 consists of the following:

	2005	2004
	(Dollars in thousands)
Commercial and industrial	$2,968,178	$3,202,242
Consumer	564,198	448,385
Leasing	137,855	126,148
Construction	217,304	201,041
Mortgage	1,929,203	1,316,249

	5,816,738	5,294,065
Unearned income and deferred fees/costs	(8,108)	(6,364)
Allowance for loan losses	(66,842)	(69,177)

Loans, net	$5,741,788	$5,218,524

At December 31, the recorded investment in loans that were considered impaired is as follows:

	2005	2004
	(Dollars in thousands)
Impaired loans with related allowance	$6,800	$13,180
Impaired loans that did not require allowance	41,976	66,950

Total impaired loans	$48,776	$80,130

Allowance for impaired loans	$2,227	$4,883

Impaired loans measured based on fair value of collateral	$48,776	$80,130

Impaired loans measured based on discounted cash flows	$—	$—

Interest income recognized on impaired loans	$24	$121

The average balance of impaired loans for the years ended December 31, 2005 and 2004 was approximately $65 million and $78 million, respectively.
The following schedule reflects the approximate outstanding principal amount and the effect on earnings of non-accruing loans.

	2005	2004	2003
	(Dollars in thousands)
Principal balance as of December 31	$73,679	$87,510	$98,368

Interest income which would have been recorded had the loans not been classified as non-accruing	$2,111	$2,351	$3,127

Loans past due ninety days or more and still accruing interest	$2,999	$3,377	$2,404

8. Allowance for Loan Losses:
Changes in the allowance for loan losses are summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
Balance, January 1	$69,177	$69,693	$56,906
Provision for loan losses	20,400	26,270	49,916
Charge-offs	(27,819)	(39,877)	(47,675)
Recoveries	5,084	13,091	10,546

Balance, December 31	$66,842	$69,177	$69,693

The provision for loan losses for 2003, detailed above, reflects a reclassification of $171,000 of the reserve for commitments, unused lines and standby letters of credit to other liabilities. Changes in the reserve for commitments, unsecured lines of credit and standby letters of credit, which is classified within other liabilities, are as follows:

	2005	2004	2003
	(Dollars in thousands)
Balance, January 1	$1,269	$879	$1,050
Provision (credit) for unfunded commitments and standby letters of credit	397	390	(171)

Balance, December 31	$1,666	$1,269	$879

9. Premises and Equipment:
The Corporation’s premises and equipment at December 31 are as follows:

	Useful life
	in years	2005	2004
	(Dollars in thousands)
Land		$6,926	$6,926
Buildings	50	39,278	38,945
Equipment	3-10	48,140	45,248
Leasehold improvements	Various	24,886	22,646

		119,230	113,765
Accumulated depreciation and amortization		(63,363)	(60,911)

		$55,867	$52,854

Depreciation and amortization of premises and equipment for the years ended December 31, 2005, 2004 and 2003 were approximately $13.2 million, $13.2 million and $ 20.5 million, respectively.
10. Goodwill and Intangible Assets:
Goodwill
Goodwill and intangible assets with an indefinite life are tested for impairment at least annually using a two step process at each reporting unit.
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
The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment and the Broker-dealer segment as follows:

	2005	2004
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Broker-dealer	24,254	24,254

	$34,791	$34,791

Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, and the goodwill assigned to the Broker-dealer segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000. There has been no impairment in goodwill for each of the three years in the period ended December 31, 2005.
Other Intangible Assets
Other intangible assets subject to amortization at December 31, were as follows:

	2005	2004
	(Dollars in thousands)
Mortgage-servicing rights	$7,974	$6,503
Advisory-servicing rights	1,300	1,500
Intangible pension asset	818	—

	$10,092	$8,003

Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. The Corporation recognized a $0.8 million intangible pension asset that represents the plan’s unrecognized prior service cost. This asset is revised annually based on the actuarial valuations.

The estimated amortization expense for each of the next five years and thereafter of these intangible assets is the following:

Year	Amortization
(in thousands)
2006	$1,596
2007	1,596
2008	1,596
2009	1,533
2010	1,202
Thereafter	1,751

$9,274

11. Other Assets:
Other assets at December 31 consist of the following:

	2005	2004
	(Dollars in thousands)
Deferred tax assets, net	$19,635	$4,043
Accounts receivable	65,728	61,311
Securities sold not delivered, net	72	669
Other real estate	2,249	3,034
Software, net	11,095	12,263
Prepaid expenses	8,468	9,447
Customers’ liabilities on acceptances	3,669	2,166
Derivative assets	47,436	17,443
Other	1,745	3,595

	$160,097	$113,971

12. Deposits:
At December 31, 2005 and 2004, interest-bearing deposits, including time deposits, amounted to $4,552 million and $4,004 million, respectively. At December 31, 2005 and 2004, time deposits amounted to approximately $2,606 million and $2,019 million, respectively, of which approximately $1,019 million and $636 million, respectively, mature after one year.
Maturities of time deposits for the next five years and thereafter follow:

Year	Amount
(In thousands)
2006	$1,587,037
2007	118,320
2008	133,126
2009	111,084
2010	160,399
Thereafter	496,538

$2,725,350

The detail of deposits and interest expense are as follows:

	2005		2004		2003
	Carrying	Interest	Carrying	Interest	Carrying	Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(Dollars in thousands)
Non interest-bearing
Private demand	$644,794	$—	$697,722	$—	$636,905	$—
Public demand	27,431	—	46,297	—	63,508	—

	672,225	—	744,019	—	700,413	—

Savings deposits
Savings	855,579	18,072	812,213	15,123	766,581	15,037
Now and other transactions	1,090,342	19,563	1,172,918	9,722	1,085,866	10,515

	1,945,921	37,635	1,985,131	24,845	1,852,447	25,552

Certificates of deposits
Under $100,000	244,504	8,592	225,849	4,691	238,294	5,602
$100,000 and over	2,362,000	75,985	1,793,140	30,743	1,351,074	24,876

	2,606,504	84,577	2,018,989	35,434	1,589,368	30,478

	$5,224,650	$122,212	$4,748,139	$60,279	$4,142,228	$56,030

13. Other Borrowings:
Following are summaries of borrowings as of and for the periods indicated:

	December 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$768.846	$947,767	$334,319

Average indebtedness outstanding during the year	$821.251	$1,051,350	$423,331

Maximum amount outstanding during the year	$975.155	$1,565,269	$830,000

Average interest rate for the year	3.37%	4.24%	3.20%

Average interest rate at year-end	4.26%	4.71%	4.35%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the year	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the year	$1,033,051	$2,052,790	$675,000

Average interest rate for the year	1.75%	3.48%	1.53%

Average interest rate at year-end	2.09%	4.11%	2.38%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	2005	2004
	(Dollars in thousands)
Federal funds purchased and other borrowings:
Within thirty days	$—	$205,334
Over thirty days within ninety days	118,846	—
Over ninety days	650,000	575,000

Total	$650,000	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$597,761	$374,438
Over ninety days	350,006	975,006

Total	$947,767	$1,349,444

Commercial paper issued:
Within thirty days	$334,319	$629,544

As of December 31, 2005 and 2004 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 22.38 months and 21.18 months, respectively.
As of December 31, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Wachovia Securities	$313,937	$325,994	0.34
Credit Suisse First Boston LLC	86,106	89,354	0.33
Federal Home Loan Bank New York	100,000	97,363	27.52
Lehman Brothers RS	250,006	275,764	74.19
UBS Financial Services Inc.	197,718	206,557	0.34

	$947,767	$995,032	22.69

The following investment securities were sold under agreements to repurchase:

	December 31, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$296,848	$268,285	$296,848	5.43%
Mortgage-backed securities	698,184	679,482	698,184	4.41%

Total	$995,032	$947,767	$995,032	4.72%

	December 31, 2004
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$1,085,183	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,454,858	$1,349,444	$1,454,858	4.49%

14. Subordinated Capital Notes and Term Notes:
Subordinated Capital Notes
Subordinated capital notes at December 31 consisted of the following:

	2005	2004
	(Dollars in thousands)
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032	$72,034	$72,898
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032	49,522	—

	121,556	72,898
Unamortized discount	(458)	(310)

	$121,098	$72,588

Term Notes
Term notes payable outstanding at December 31 consisted of the following:

	2005	2004
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$30,000	$30,000
Term notes maturing May 31, 2011 with fixed interest of 0.25%
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX	5,000	—
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	—

	47,000	37,000
Unamortized discount	(6,785)	(5,543)

	$40,215	$31,457

The term notes issued contain certain general restrictions related to financial ratios, among others. The Corporation is in compliance with such restrictions.
15. Reserve Fund:
The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of the Bank’s annual net income be made, until such fund equals 100% of total paid-in capital, on common and preferred stock. Such transfers restrict the retained earnings, which would otherwise be available for dividends. At December 31, 2005 and 2004, the reserve fund amounted to approximately $133.8 million and $126.8 million, respectively.
16. Common Stock Transactions:
During 2005, the Corporation declared and paid quarterly cash dividends of $0.16 per common share. During 2004, the Corporation declared and paid quarterly cash dividends of $0.11 per common share except for the fourth quarter of 2004 when the Corporation declared a dividend of $0.16 per common share.
The Corporation adopted and implemented Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs, the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase Program under which it may acquire 3% of its outstanding common shares. As of December 31, 2005 and 2004, a total of 4,011,260 common shares with a cost of approximately $67,552,000 had been repurchased under these programs and are recorded as treasury stock in the accompanying consolidated balance sheets.
The Corporation started a Dividend Reinvestment and Cash Purchase Plan in May 2000 under which holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Stockholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of common stock.
On July 9, 2004, the Board of Directors of the Corporation authorized a 10% stock dividend on common stock to stockholders of record as of July 20, 2004 amounting to approximately 4.2 million common shares. The common stock dividend was distributed on August 3, 2004. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying consolidated financial statements have been restated to reflect these stock dividends, as follows:

	2005	2004	2003
	(Dollars and number of shares in thousands, except earnings
	per common share)
Net income	$79,806	$86,928	$39,819
Dividends to preferred stockholders	—	—	7,114

Net income available to common stockholders	$79,806	$86,928	$32,705

Average number of common shares outstanding prior to common stock dividend	42,399	42,399	42,421
Common stock dividend	4,240	4,240	4,240

Adjusted average number of common shares	46,639	46,639	46,661

Basic and diluted earnings per common share	$1.71	$1.86	$0.70

17. Income Tax:
The Corporation is subject to regular or the alternative minimum tax, whichever is higher. The effective tax rate is lower than the statutory rate primarily because interest income on certain United States and Puerto Rico debt securities is exempt from Puerto Rico income taxes.
The Corporation is also subject to federal income tax on its United States (U.S.) source income. However, the Corporation had no taxable U.S. income for each of the three years in the period ended December 31, 2005. The Corporation is not subject to federal income tax on U.S. Treasury securities that qualify as portfolio interest, or to the branch profit tax and the branch level tax.
On August 1, 2005, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December, 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank.
The Corporation has an IBE that operates as a subsidiary of the Bank, and which is not affected by the new legislation. However, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to an IBE that operates as a subsidiary of a bank.
The components of the provision (benefit) for income tax for the years ended December 31 are as follows:

	2005	2004	2003
	(Dollars in thousands)
Current tax provision	$27,934	$6,009	$1,424
Deferred tax provision (benefit)	2,854	3,715	(1,470)

Provision (benefit) for income tax	$30,788	$9,724	$(46)

The difference between the income tax provision and the amount computed using the statutory rate is due to the following:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Income tax at statutory rate	$42,231	39%	$36,115	39%	$15,273	39%
Benefits of net tax-exempt income	(18,263)	-17%	(26,299)	-28%	(10,058)	-26%
Release of income tax contingencies	—	0%	(5,410)	-6%	(6,000)	-15%
Effect of 2.5% surtax	1,867	2%	—	0%	—	0%
Other	4,953	5%	5,318	6%	739	2%

Provision (benefit) for income tax	$30,788	29%	$9,724	11%	$(46)	0%

The release of income tax contingencies in 2004 and 2003 reflects the settlement of examinations by the taxing authorities and the expiration of the statute of limitations for certain tax years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	2005	2004
	(Dollars in thousands)
Deferred Tax Assets-
Unrealized loss on securities available for sale	$12,438	$—
Unrealized loss on derivatives	—	1,051
Allowance for loan losses	4,352	5,263
Minimum pension liability	10,392	9,066
Other	2,985	3,592

	30,167	18,972

Deferred Tax Liabilities-
Unrealized gain on securities available for sale	—	5,440
Unrealized gain on derivatives	487	—
Amortization of goodwill	4,604	3,464
Difference in accounting treatment of certain loan origination activities, mortgage-servicing rights and other	5,441	6,025

	10,532	14,929

Net deferred tax asset	$19,635	$4,043

Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
18. Contingencies and Commitments:
The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses there from would not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Corporation.
On December 8, 2005 the Corporation received a subpoena from the Securities and Exchange Commission for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has commenced providing documents and information to the SEC in response to the subpoena and concerning the transactions that are being restated in the Corporation’s financial statements. The Corporation is cooperating fully with the SEC in connection with these inquiries. The Corporation is unable to predict what adverse consequences, if any, or other effects of this investigation could have on the its financial condition or results of operations.

The Corporation leases certain operating facilities under non-cancelable operating leases, including leases with related parties, and has other agreements expiring at various dates through 2025. Rent expense charged to operations related to these leases was approximately $6,927,000, $5,868,000, and $5,457,000, for 2005, 2004 and 2003, respectively. At December 31, 2005, the minimum unexpired commitments for leases and other commitments are as follows:

Year	Amount
(In thousands)
2006	$14,975
2007	8,321
2008	7,628
2009	4,074
2010	3,529
Thereafter	17,285

$55,812

19. Pension Plans:
The Corporation maintains a qualified noncontributory defined benefit pension plan (the “Corporation’s Plan”), which covers substantially all eligible employees of the Corporation and its subsidiaries. The plan was organized in 1978 under the laws of the Commonwealth of Puerto Rico and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).
The Corporation’s policy is to contribute to the plan normal costs that are charged to operations. However, in no event may contributions exceed the maximum or minimum limits prescribed by ERISA and the Puerto Rico Income Tax Act.
In connection with the acquisition of Banco Santander Central Hispano Puerto Rico (“BCHPR”) in 1996, the Bank became the administrator of the acquired financial institution’s noncontributory defined benefit pension plan (the “BCH Plan”). It is management’s intention to keep this pension plan in a frozen status. Active participants of BCHPR’s pension plan who became employees of the Bank were included in the Bank’s pension plan effective January 1, 1997. Beneficiaries of BCHPR’s plan are receiving benefits from this plan. This plan is also subject to the provisions of ERISA.
The Corporation’s Plan uses a December 31 measurement date while the BCH Plan uses a November 30 measurement date.

The following presents the funded status of the Corporation’s Plan at December 31, 2005 and 2004, based on the actuarial assumptions described below.

	2005	2004
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$34,294	$29,670
Service cost-benefits earned during the year	1,670	1,259
Interest cost on projected benefit obligation	2,106	1,892
Plan change	2,095	—
Actuarial (gain) loss	(778)	2,473
Benefit distributions	(1,100)	(1,000)

Projected benefit obligation at end of year	38,287	34,294

Change in plan assets:
Fair value of plan assets at beginning of year	25,253	24,400
Actual return on plan assets	570	1,636
Employer contributions	1,110	217
Benefit distributions	(1,100)	(1,000)

Fair value of plan assets at end of year	25,833	25,253

Funded status	(12,454)	(9,040)
Unrecognized net actuarial gain	12,198	11,799
Unrecognized prior service cost	818	(1,213)
Unrecognized transition amount	(20)	(22)

Prepaid pension benefit	$542	$1,524

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(8,013)	$(4,602)
Accumulated other comprehensive income	7,737	6,126
Intangible pension assets	818	—

Net amount recognized	$542	$1,524

Increase in minimum liability included in other comprehensive income	$1,612	$1,899

Projected benefit obligation	38,287	34,294
Accumulated benefit obligation	33,847	29,855
Fair value of plan assets	25,833	25,253
For each of the three years in the period ended December 31, 2005, the pension costs for the Corporation’s Plan included the following components:

	2005	2004	2003
	(Dollars in thousands)
Service cost during the year	$1,670	$1,259	$1,795
Interest cost on projected benefit obligation	2,106	1,892	1,971
Expected return on assets	(2,210)	(2,080)	(1,822)
Net amortization	525	372	454

Net periodic pension cost	$2,091	$1,443	$2,398

Assumptions used to determine benefit obligation for the Corporation’s Plan as of December 31, included:

	2005	2004	2003
Discount rate	6.00%	6.00%	6.25%

Rate of compensation increase	3.00%	3.00%	3.50%

Assumptions used to determine net periodic pension cost for the Corporation’s Plan as of December 31 included:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%

Rate of compensation increase	3.00%	3.00%	3.50%

Expected return on plan assets	8.50%	8.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the Corporation’s Plan actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by such consultants are based on broad equity and bond indices. The Corporation also considered historical returns on its plan assets. Based on this analysis the Corporation anticipates that the Plan’s investment managers will continue to generate long-term returns of at least 8.50%.
The Corporation’s Plan asset allocations at December 31, by asset category are as follows:

	2005	2004
Asset Category:
Equity securities	62%	60%
Debt securities	37%	31%
Other	1%	9%

Total	100%	100%

Expected contribution to the Corporation’s Plan for 2006 is $3,213,239.

The following presents the funded status of the BCH Plan at November 30, 2005 and 2004, based on the actuarial assumptions described below:

	2005	2004
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,898	$32,888
Interest cost on projected benefit obligation	1,936	1,990
Actuarial loss	547	796
Benefit distributions	(2,414)	(2,776)

Projected benefit obligation at end of year	32,967	32,898

Change in plan assets:
Fair value of plan assets at beginning of year	24,684	20,817
Actual return on plan assets	409	4,488
Employer contributions	2,046	2,155
Benefit distributions	(2,414)	(2,776)

Fair value of plan assets at end of year	24,725	24,684

Funded status	(8,242)	(8,214)
Unrecognized actuarial gain	18,909	17,119

Prepaid pension benefit	$10,667	$8,905

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(8,242)	$(8,214)
Accumulated other comprehensive income	18,909	17,119

Net amount recognized	$10,667	$8,905

(Decrease) increase in minimum liability included in other comprehensive income	$1,790	$(2,048)

Projected benefit obligation	32,967	32,898
Accumulated benefit obligation	32,967	32,898
Fair value of plan assets	24,725	24,684
For each of the three years in the period ended November 30, 2005, the pension costs for the BCH Plan included the following components. Effective November 30, 1996, the benefits in this plan were frozen.

	2005	2004	2003
	(Dollars in thousands)
Interest cost on projected benefit obligation	$1,936	$1,990	$1,963
Expected return on assets	(2,092)	(2,034)	(1,778)
Net amortization	440	391	692

Net periodic pension cost	$284	$347	$877

Assumptions used to determine benefit obligations and net periodic pension cost for the BCH Plan as of November 30 included:

	2005	2004	2003
Discount rate	6.00%	6.00%	6.25%

Rate of compensation increase	0.00%	0.00%	0.00%

Expected return on plan assets	8.50%	8.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the BCH Plan’s actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by such consultants are based on broad equity and bond indices. The Corporation also considered historical returns on its plan assets. Based on this analysis the Corporation anticipates that the BCH Plan’s investment managers will continue to generate long-term returns of at least 8.50%.
The Corporation’s asset allocations for the BCH Plan at November 30 by asset category are as follows:

	2005	2004
Asset Category:
Equity securities	65%	59%
Debt securities	35%	37%
Other	0%	4%

Total	100%	100%

The Corporation’s expected contribution to the BCH Plan for 2006 is $3,118,927.
The Corporation’s investment policy with respect to the Corporation’s Plan and the BCH Plan is to optimize, without undue risk, the total return on investment of the Plan assets after inflation, within a framework of prudent and reasonable portfolio risk. The investment portfolio is diversified in multiple asset classes to reduce portfolio risk, and assets may be shifted between asset classes to reduce volatility when warranted by projections of the economic and/or financial market environment, consistent with ERISA diversification principles. The Corporation’s target asset allocations for both plans are 60% equity and 40% fixed/variable income. As circumstances and market conditions change, these allocations may be amended to reflect the most appropriate distribution given the new environment consistent with the investment objectives.
Equity securities include common stock of the Corporation as a percentage of the carrying value of the respective plan assets, as detailed below:

	2005	2004
Banco Santander Puerto Rico Employees’ Retirement Plan	6%	7%
Banco Central Hispano Puerto Rico Employees’ Pension Plan	10%	10%

Expected future benefit payments for the plans at the end of their respective fiscal years are as follows:

	Corporation’s	BCH
	Plan	Plan
	(Dollars in thousands)
2006	$1,085	$1,306
2007	1,161	2,330
2008	1,269	1,864
2009	1,335	2,059
2010	1,491	2,890
2011 through 2015	10,251	16,313
20. Related Party Transactions:
The Corporation engages in transactions with affiliated companies in the ordinary course of its business. At December 31, 2005, 2004 and 2003, and for the year ended, the Corporation had the following transactions with related parties:

	2005	2004	2003
	(Dollars in thousands)
Deposits from related parties	$40,905	$170,170	$124,401
Interest-bearing deposits with affiliates	389	471	870
Other borrowings with an affiliate	118,846	—	—
Loans to directors, officers, and related parties (on substantially the same terms and credit risks as loans to third parties)	5,929	8,886	7,362
Technical assistance income for services rendered	2,214	2,400	2,600
Technical assistance expense for services received	11,841	10,224	8,470
Technical assistance expense for software development	384	700	—
Notional value of derivative financial instruments purchased from affiliates	972,183	116,432	12,087
Notional value of derivative financial instruments sold to affiliates	732,052	52,350	2,350
During 2003, the Corporation sold its software developed for internal use to an affiliate at book value, for approximately $42 million. The affiliate charged the Corporation approximately $3,076,000 for the use of such software in 2005 and 2004 and $1,538,000 in 2003 which amounts are included above under the caption of technical assistance expense for services received. During 2003 the Corporation sold loans to an affiliate at book value amounting to approximately $12,397,000.

21. Derivative Financial Instruments:
As of December 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2005	Dec. 31, 2005
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency swaps	117,725	2,182	—	(36)
FAIR VALUE HEDGES
Interest rate swaps	1,408,772	(26,880)	28	—
OTHER DERIVATIVES
Options	135,150	23,833	11,711	—
Embedded options on stock-indexed deposits	(134,767)	(23,833)	(9,401)	—
Interest rate caps	37,571	77	131	—
Customer interest rate caps	(35,851)	(75)	(118)	—
Customer interest rate swaps	(901,760)	(3,073)	(2,136)	—
Interest rate swaps	920,761	3,695	2,243	—
Interest rate swaps-free standing derivatives	354,000	(451)	(451)	—
Loan commitments	7,270	(40)	(43)	—

			$1,964	$1,333

*	Net of tax
As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2004	Dec. 31, 2004
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,242)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	618,648	(9,764)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits	(69,125)	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	(32,975)	38	(217)	—
Customer interest rate swaps	(167,713)	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

*	Net of tax
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
The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On December 15, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 14,000,000,000 Japanese Yen (“JPY”) for a three month term at a per annum rate of 0.1629%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in USD management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $117.7 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD, and bought JPY forward and sold USD, thus eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 4.64%, this rate is equivalent to the three-month LIBOR (as of the date of the transaction) plus 15 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap is $117.7 million and it matures on March 15, 2006.
As of December 31, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.4 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.34% and 4.33%, respectively. As of December 31, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.3 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2005, the Corporation recognized a gain of approximately $28,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
As of December 31, 2004, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $618.7 million, maturing through the year 2032. The weighted average rate paid and received on these contracts was 2.36% and 4.55%, respectively. As of December 31, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $511.6 million, a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2004, the Corporation recognized a gain of approximately $0.6 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the year ended December 31, 2005, a loss of approximately $9.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $11.7 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million. For the year ended December 31, 2004, a loss of approximately $2.4 million was recorded on embedded options on stock-indexed deposits and notes, and a gain of approximately $5.3 million was recorded on the option contracts. Included in the option gain is the maturity of $2.0 billion in swaptions that resulted in a gain of approximately $2.9 million.
The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate cap, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the years ended December 31, 2005 and 2004 the Corporation recognized a loss on these transactions of $120,000 and $47,000 respectively.

To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the year ended December 31, 2005, the Corporation recognized a loss of $451,000 on these transactions.
The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of December 31, 2005 the Corporation had loan commitments outstanding for approximately $7.3 million and recognized a loss of $43,000 on these commitments. At December 31, 2004, the Corporation had loan commitments outstanding for approximately $2.4 million and recognized a gain of $3,000 on these commitments.
22. Financial Instruments with Off-Balance Sheet Risk:
In the normal course of business, the Corporation is a party to transactions of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments may include commitments to extend credit, standby letters of credit, financial guarantees and interest rate caps, swaps and floors written. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in the different classes of financial instruments.
The Corporation’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments.
The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract amount of financial instruments, whose amounts represent credit risk as of December 31, 2005 and 2004, was as follows:

	2005	2004
	(Dollars in thousands)
Standby letters of credit and financial guarantees written	$211,657	$244,107

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,461,258	$1,024,782

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2005, the Corporation’s liabilities include $1,424,000 which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2005 had terms ranging from one month to seven years. The contract amounts of the standby letters of credit of approximately $211,657,000 at December 31, 2005, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantee in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate. The Corporation holds collateral as guarantee for most of these financial instruments.
23. Fair Value of Financial Instruments:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In the case of investments and mortgage-backed securities, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.
Cash and Cash Equivalents and Interest-bearing Deposits
The carrying amount of cash and cash equivalents and interest-bearing accounts is a reasonable estimate of fair value.
Trading Securities, Investment Securities Available for Sale and Other Investments
The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, mortgage, construction and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and non-performing.
The fair value of performing loans, except residential mortgages, is calculated by discounting scheduled cash flows at market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is computed by discounting contractual cash flows adjusted for prepayment estimates using a discount rate based on secondary market sources adjusted to reflect differences in servicing costs.
Mortgage loans available for sale are carried at the lower of cost or market and therefore approximate fair value.
Fair value for significant non-performing loans, and loans with payments in arrears, is based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risks, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
Accrued Interest Receivable
The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of December 31, 2005 and 2004, respectively. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Other Borrowings
The carrying amount of federal funds purchased and other borrowings is a reasonable estimate of fair value.
Securities Sold under Agreement to Repurchase
The carrying amount of securities sold under agreement to repurchase is a reasonable estimate of fair value.
Commercial Paper Issued
The fair value of commercial paper issued is based on discounted cash flows using an estimated discount rate based on the Corporation’s incremental borrowing rates currently offered for similar debt instruments.
Subordinated Capital Notes and Term Notes
The fair value of variable rate subordinated capital notes and fluctuating annual rate term notes is equal to the balance as of December 31, 2005 and 2004, since such notes are tied to floating rates. The fair value of the fixed annual rate term notes is based on discounted cash flows, which consider an estimated discount rate currently offered for certain borrowings.
Accrued Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of fair value.
Standby Letters of Credit and Commitments to Extend Credit
The fair value of commitments to extend credit, financial guarantees and letters of credit is based on judgment regarding future expected loss experience, current economic conditions and the counterparties’ credit standings.
Interest Rate Swap Agreements and Caps
The fair value of interest rate swaps and caps is estimated using the prices currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements.

Following are the cost and fair value of financial instruments as of December 31:

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Consolidated balance sheets financial instruments:
Cash, cash equivalents and all interest- bearing deposits	$339,027	$339,027	$529,410	$529,410

Trading securities	$37,679	$37,679	$34,184	$34,184

Investment securities available for sale	$1,559,681	$1,559,681	$1,978,132	$1,978,132

Other investment securities	$41,862	$41,862	$37,500	$37,500

Loans held for sale	$213,102	$213,102	$271,596	$271,596

Loans	$5,741,788	$5,834,452	$5,218,524	$5,622,442

Accrued interest receivable	$77,962	$77,962	$44,682	$44,682

Deposits:
Non interest-bearing	$672,225	$672,225	$744,019	$744,019
Interest-bearing	4,552,425	4,576,746	4,004,120	4,037,590

Total	$5,224,650	$5,248,971	$4,748,139	$4,781,609

Federal funds purchased and other borrowings	$768.846	$768.846	$780,334	$780,334

Securities sold under agreements to repurchase	$947,767	$947,767	$1,349,444	$1,349,444

Commercial paper issued	$334,319	$334,282	$629,544	$629,046

Subordinated capital and term notes	$161,313	$161,921	$104,045	$98,132

Accrued interest payable	$65,160	$65,160	$22,666	$22,666

	2005		2004
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$211,657	$(1,424)	$244,107	$(2,283)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,461,258	$(1,461)	$1,024,782	$(1,025)

24. Significant Group Concentrations of Credit Risk:
Most of the Corporation’s business activities are with customers located within Puerto Rico. The Corporation has a diversified loan portfolio with no significant concentration in any economic sector except as disclosed in Note 2.

25. Regulatory Matters:
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management’s opinion, the Corporation and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2005 and 2004.
As of December 31, 2005, the Corporation and the Bank qualified as well-capitalized institutions under the regulatory framework. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the following table. At December 31, 2005, there are no conditions or events that management believes to have changed the Corporation’s and the Bank’s category since the regulator’s last notification.

At December 31, 2005 and 2004, the Corporation’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2005
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
			(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$472,889	8%	$726,939	12.30%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$236,445	4%	$537,319	9.09%	≥	6%
Leverage Ratio	$177,333	3%	$537,319	6.50%	≥	5%

	December 31, 2004
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
			(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$468,849	8%	$647,799	11.05%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$234,424	4%	$505,650	8.63%	≥	6%
Leverage Ratio	$175,818	3%	$505,650	6.43%	≥	5%
At December 31, 2005 and 2004, the Bank’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2005
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
			(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$462,187	8%	$638,181	11.05%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$231,093	4%	$570,056	9.87%	≥	6%
Leverage Ratio	$173,320	3%	$570,056	7.05%	≥	5%

	December 31, 2004
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
			(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$494,003	8%	$604,003	9.78%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$247,002	4%	$537,161	8.70%	≥	6%
Leverage Ratio	$185,251	3%	$537,161	6.90%	≥	5%

26. Segment Information:
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
The following presents financial information of reportable segments as of and for the years ended December 31, 2005, 2004 and 2003. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation.

	December 31, 2005
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total

	(Dollars in thousands)
Total external revenue	$243,011	$173,477	$90,838	$49,714	$24,963	$(17,040)	$564,963
Intersegment revenue	10,496				6,544	(17,040)	—
Interest income	204,405	164,261	77,447	1,697	3,055	(11,260)	439,605
Interest expense	71,495	67,974	74,951	2,003	7,655	(11,495)	212,583
Depreciation and amortization	5,774	1,808	642	731	4,229	—	13,184
Segment income before income tax	58,646	93,177	11,192	13,835	(65,326)	(930)	110,594
Segment assets	3,441,832	2,837,931	1,887,680	90,109	305,247	(290,851)	8,271,948

	December 31, 2004
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total

	(Dollars in thousands)
Total external revenue	$194,097	$114,719	$113,253	$49,553	$19,238	$(9,799)	$481,061
Intersegment revenue	5,440	—	22	6	4,331	(9,799)	—
Interest income	158,748	108,333	99,830	1,313	1,164	(5,566)	363,822
Interest expense	34,499	23,141	85,802	1,107	1,884	(5,671)	140,762
Depreciation and amortization	6,139	1,211	237	511	5,140	—	13,238
Segment income before income tax	39,423	80,311	22,351	15,041	(59,854)	(620)	96,652
Segment assets	3,320,311	2,585,765	2,417,746	89,233	218,247	(307,655)	8,323,647

	December 31, 2003
	Commercial	Mortgage	Treasury and				Consolidated
	Banking	Banking	Investments	Broker-dealer	Other	Eliminations	Total

	(Dollars in thousands)
Total external revenue	$202,674	$89,772	$97,269	$47,148	$17,575	$(8,493)	$445,945
Intersegment revenue	4,240	—	5	—	4,248	(8,493)	—
Interest income	166,344	86,398	85,637	1,115	510	(4,220)	335,784
Interest expense	32,818	15,353	87,520	845	296	(4,220)	132,612
Depreciation and amortization	6,963	1,009	229	459	11,848	—	20,508
Segment income before income tax	26,302	64,119	4,135	15,158	(69,941)	—	39,773
Segment assets	3,000,808	1,514,419	2,801,909	87,958	230,512	(268,950)	7,366,656
Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals at December 31, follows:

	2005	2004	2003
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$557,040	$471,622	$436,863
Other revenues	24,963	19,238	17,575
Elimination of intersegment revenues	(17,040)	(9,799)	(8,493)

Total consolidated revenues	$564,963	$481,061	$445,945

Total income before tax of reportable segments	$176,850	$157,126	$109,714
Income before tax of other segments	(65,326)	(59,854)	(69,941)
Elimination of intersegment profits	(930)	(620)	—

Consolidated income before tax	$110,594	$96,652	$39,773

Assets:
Total assets for reportable segments	$8,257,552	$8,413,055	$7,405,094
Assets not attributed to segments	305,247	218,247	230,512
Elimination of intersegment assets	(290,851)	(307,655)	(268,950)

Total consolidated assets	$8,271,948	$8,323,647	$7,366,656

27. Quarterly Results (Unaudited):
The following table reflects the unaudited quarterly results of the Corporation during the years ended December 31, 2005, 2004 and 2003.

	Quarters Ended 2005
	March 31		June 30		September 30		December 31
	As		As		As
	Previously		Previously		Previously		As
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported
	(Dollars in thousands, except per share data)
Interest Income	$100,750	$101,388	$103,456	$104,050	$111,953	$112,470	$121,697
Net Interest Income	55,470	56,108	53,668	54,262	55,060	55,577	61,075
Net Interest Income after Provision for Loan Losses	48,770	49,408	49,618	50,212	50,410	50,927	56,075
Income before Provision for Income Tax	32,467	33,130	27,396	28,016	23,152	23,693	25,755
Net income	25,509	25,914	19,255	19,633	17,065	17,395	16,864

Earnings per Common Share	0.55	0.56	0.41	0.42	0.37	0.37	0.36

	Quarters Ended 2004
	March 31		June 30		September 30		December 31
	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
Interest Income	$85,827	$87,033	$86,126	$87,249	$92,449	$93,319	$95,527	$96,221
Net Interest Income	53,976	55,182	53,630	54,753	55,939	56,809	55,622	56,316
Net Interest Income after Provision for Loan Losses	45,226	46,432	47,630	48,753	48,919	49,789	51,122	51,816
Income before Provision for Income Tax	27,684	28,937	16,054	17,217	23,466	24,372	25,400	26,126
Net income	25,215	25,978	16,046	16,755	21,869	22,422	21,330	21,773

Earnings per Common Share	0.54	0.56	0.34	0.36	0.47	0.48	0.46	0.47

	Quarters Ended 2003
	March 31		June 30		September 30		December 31
	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
Interest Income	$79,022	$83,284	$78,924	$81,274	$81,495	$83,589	$86,140	$87,637
Net Interest Income	43,627	47,628	45,891	48,241	48,956	51,050	54,756	56,253
Net Interest Income after Provision for Loan Losses	31,562	35,563	32,176	34,526	39,991	42,085	39,756	41,253
Income before Provision for Income Tax	5,790	277	9,275	11,697	14,057	16,212	10,038	11,587
Net income	5,138	1,775	7,022	8,499	11,543	12,858	15,742	16,687

Earnings per Common Share	0.08	0.01	0.14	0.16	0.22	0.25	0.26	0.28
Quarterly amount, for all periods presented through September 30, 2005 have been restated for the corrections described in note 2 to the consolidated financial statements.

28. Subsequent Events:
Pursuant to a corporate reorganization, on January 19, 2006, the Corporation acquired 100% of the outstanding common stock of Bansander Leasing from Administración de Bancos Latinoamericanos Santander, S.L. (“ABLASA”), a wholly owned subsidiary of BSCH. The Corporation acquired Bansander Leasing, which was inactive, for $192,000 and changed its name to Santander Financial Services, Inc. (“Santander Financial”).
On February 28, 2006, the Corporation entered into a $725 million loan agreement with an affiliated entity, Santusa Holding, S.L., a subsidiary of Banco Santander Central Hispano, S.A. to be used in connection with the acquisitions described below. The loan bears interest at an annual rate of 4.965%, payable semiannually. Upon the occurrence and during the continuance of an event of default under the loan agreement, the interest rate applicable to the outstanding principal amount of the loan shall be increased by two percent (2%) annually. Pursuant to the terms of the loan agreement, all amounts payable thereunder shall be made free and clear of any withholding or reduction on account of any taxes imposed or levied on such payments. The entire principal balance of the loan is due and payable on August 28, 2006. The Corporation did not pay any commitment fee or commission in connection with the loan.
On February 28, 2006, the Corporation and Santander Financial completed the purchase of substantially all the Puerto Rico assets and operations of Island Finance Puerto Rico, Inc. (“Island Finance PR”) and Island Finance Sales Finance Corporation (“Island Finance Sales” and, together with Island Finance PR, “Island Finance”) from Wells Fargo & Company (“Wells Fargo”). The closing was executed pursuant to the terms of an asset purchase agreement, dated January 22, 2006, among the Corporation, Santander Financial, Wells Fargo and Island Finance. At the closing, Santander Financial paid a total purchase price of $742,000,249 for the assets acquired and assumed $2,404,191 in liabilities, subject to certain post-closing adjustments. The assets of Island Finance acquired by Santander Financial include approximately $633,968,022 in receivables generated by Island Finance’s consumer finance business in Puerto Rico. Island Finance provides consumer loans and real estate-secured loans in Puerto Rico, as well as sales finance contracts through retail merchants.
29. Santander BanCorp (Parent Company Only) Financial Information:
The following condensed financial information presents the financial position of the Parent Company only, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005.
The net income of Santander Bancorp (parent company only) is $930,000 greater than the consolidated net income of Santander BanCorp and subsidiaries, because it includes a transaction between Santander BanCorp’s wholly owned subsidiaries, Banco Santander and Santander Securities, which has a different accounting treatment in the stand-alone financial statements of each of these entities. Such transaction is eliminated in consolidation.

SANTANDER BANCORP
Balance Sheet Information — December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$9,326	$44
Interest-bearing deposits	45,000	8,078

Total cash and cash equivalents	54,326	8,122
Loans, net	139,435	43,000
Investment in Subsidiaries	627,005	610,522
Interest Receivable	1,705	394
Other Assets	2,585	173

	$825,056	$662,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$118,846	$30,000
Subordinated Notes	120,973	72,588
Interest Payable	1,178	589
Other Liabilities	13,984	5,068

Total liabilities	254,981	108,245

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding at December 31, 2005 and 2004	126,626	126,626
Capital paid in excess of par value	552,195	552,195
Treasury stock at cost, 4,011,260 shares in December 31, 2005 and 2004.	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	(36)	—
Retained earnings— Undivided profits	(41,158)	(57,303)

Total stockholders’ equity	570,075	553,966

	$825,056	$662,211

Santander BanCorp
Statements of Income Information
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Interest Income:
Loans	$5,629	$1,000	$404
Interest bearing deposits	848	59	40

Total interest income	6,477	1,059	444

Interest Expense:
Borrowings	4,253	1,378	295
Term and subordinated notes	3,402	502	—

Total interest expense	7,655	1,880	295

Net interest income (loss)	(1,178)	(821)	149
Other Income:
Derivative gains	(122)	325	—
Equity in earnings of subsidiaries	83,617	90,021	34,216

Total other income	83,495	90,346	34,216

Other Operating Expenses:
Professional fees	1,149	1,394	1,148
Other taxes	285	180	180
Other operating expenses	202	275	332

Total other operating expenses	1,636	1,849	1,660

Income before provision for income tax	80,681	87,676	32,705
Provision (benefit) for Income Tax	(55)	127	—

Net Income	$80,736	$87,549	$32,705

Santander BanCorp
Statements of Cash Flows Information
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,736	$87,549	$32,705

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of dividends received	(51,225)	(67,076)	(7,026)
Deferred tax provision (benefit)	(55)	127	—
Increase in other assets and interest receivable	(3,759)	(522)	(20)
Decrease (increase) other liabilities and interest payable	9,560	(166)	820

Total adjustments	(45,479)	(67,637)	(6,226)

Net cash provided by operating activities	35,257	19,912	26,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(96,435)	(6,000)	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	88,846	5,000	25,000
Repayment of subordinated notes	—	(74,000)	—
Issuance of term and subordinated notes	48,385	72,588	74,000
Repurchase of common stock	—	—	(2,284)
Dividends paid	(29,849)	(21,922)	(19,087)
Cash paid on corporate reorganization	—	—	(62,000)

Net cash provided by (used in) financing activities	107,382	(18,334)	15,629

NET CHANGE IN CASH AND CASH EQUIVALENTS	46,204	(4,422)	5,108
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,122	12,544	7,436

CASH AND CASH EQUIVALENTS, END OF YEAR	$54,326	$8,122	$12,544

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the Corporation’s reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America (“GAAP”).
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2005.
The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the Corporation’s internal control over financial reporting. Their report appears herein.
Change in Internal Control Over Financial Reporting
During October of 2005, the Corporation identified material weaknesses in internal control over financial reporting concerning the following: (1) the Corporation lacked the appropriate internal control procedures to formally document its assessment of legal isolation under Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for certain transfers of financial assets during 2000 and 2001, and (2) the Corporation lacked the appropriate internal control procedures to assess the competency and relevant experience of external legal counsel involved in assessing legal isolation under Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, of complex legal agreements on the transfer of financial assets during 2003, 2004 and the first quarter of 2005. These internal control deficiencies resulted in the restatement of the Corporation’s 2003 and 2004 consolidated financial statements, and the interim consolidated financial statements for the first, second and third quarters of 2005.
During November of 2005, the Corporation implemented expanded control activities designed to remediate the material weaknesses referred to above.
•	The Corporation’s Board of Directors has revised the duties and responsibilities of the Investment Committee (IC) to include oversight of all transfers of financial assets with no readily available fair value and in excess of a quantitative

threshold.The members of the IC include the Corporation’s key officers, including the Director of Legal and Compliance.

•	The IC formally assesses and approves the accounting and financial reporting implications of financial asset transfers, which may include engaging external experts in legal and accounting matters for reviewing complex transactions.

•	The recording of such transactions by the Accounting Department is subject to the formal approval by the IC and the acknowledgement of the Corporate Controller.
Management believes that the expanded control activities described above have fully remediated the material weaknesses previously described, as of December 31, 2005.
These changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last fiscal quarter have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the caption “Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation”, Section 16(a) “Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees” including “Nominees for Election as Directors” and “Executive Officers” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about May 12, 2006, and is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation” of the definitive Proxy Statement to be filed with the SEC on or about May 12, 2006 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Bank” of the definitive Proxy Statement to be filed with the SEC on or about May 12, 2006 and are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the caption “Other Relationships and Transactions” of the definitive Proxy Statement to be filed with the SEC on or about May 12, 2006 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Audit Fees” of the definitive Proxy Statement to be filed with the SEC on or about May 12, 2006 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

A. The following documents are incorporated by reference from Item 8 hereof:

(1) Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004, as restated
Consolidated Statements of Income for the Years Ended
December 31, 2005, 2004, and 2003, as restated
Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended December 31, 2005, 2004 and 2003, as restated
Consolidated Statements of Comprehensive Income
for the Years Ended December 31, 2005, 2004 and 2003, as restated
Consolidated Statements of Cash Flows for the Years
Ended December 31 2005, 2004 and 2003, as restated
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003, as restated

(2) Financial Statement Schedules are not presented because the information is not applicable or is included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3) The exhibits listed on the Exhibit Index on page 128 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized
SANTANDER BANCORP
(REGISTRANT)

Dated: 04/27/2006	By:	S/JOSE RAMON GONZALEZ
Director and Vice Chairman
President and Chief Executive Officer

Dated: 04/27/2006	By:	S/CARLOS M. GARCIA
Director
Senior Executive Vice President and
Chief Operating Officer

Dated: 04/27/2006	By:	S/ MARIA CALERO
Director
Executive Vice President and
Principal Accounting Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\GONZALO DE LAS HERAS	Chairman	04/27/2006

S:\ JESUS M. ZABALZA	Director	04/27/2006

S:\ VICTOR ARBULU	Director	04/27/2006

S:\ ROBERTO VALENTIN	Director	04/27/2006

S:\ STEPHEN FERRISS	Director	04/27/2006

--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
	Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
	Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
	Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración
	de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
	Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth
	Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30%
	Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10%
	Subordinated Notes	Exhibit 4.4

(10.1)	Contract for Systems Maintenance between ALTEC & Banco
	Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Deferred Compensation Contract-Benito Cantalapiedra	Exhibit 10B 10K-12/31/02

(10.3)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.4)	Employment Contract-Carlos García	Exhibit 10D 10K-12/31/02

(10.5)	Employment Contract-Roberto Córdova	Exhibit 10E 10K-12/31/02

(10.6)	Information Processing Services Agreement between America Latina
Tecnologia de Mexico, SA and Banco Santander Puerto Rico, Santander
International Bank of Puerto Rico and Santander Investment International
	Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.7)	Employment Contract-José Ramón González	Exhibit 10B 10Q-06/30/03

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.10 10KA-12/31/04

(10.9)	Employment Contract-Bartolomé Vélez	Exhibit 10.11 10KA-12/31/04

(10.10)	Technology Assignment Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.11)	Altair System License Agreement between CREFISA, Inc. and Banco
	Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.12)	Employment Contract-Anthony Boon	Exhibit 10.14 10Q-03/31/04

(10.13)	Deferred Compensation Contract-Anthony Boon	Exhibit 10.15 10Q-03/31/04

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(13)	Registrant’s Annual Report to Shareholders for the Year Ended
	December 31, 2004	Exhibit 13 10-KA-12/31/04

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(21)	Subsidiaries of the Registrant	Exhibit 21

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual
	Meeting of Stockholders	Def14A-04/30/06

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and
Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Exhibit 32.1