Form 10-Q
period 2006-03-31
SANTANDER BANCORP
filed 2006-05-15
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
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
(787) 759-7070
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of May 5, 2006

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$133,996	$136,731
Interest-bearing deposits	816	8,833
Federal funds sold and securities purchased under agreements to resell	86,514	92,429

Total cash and cash equivalents	221,326	237,993

INTEREST-BEARING DEPOSITS	51,366	101,034
TRADING SECURITIES	47,146	37,679
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	959,252	995,032
Other investment securities available for sale	609,986	564,649

Total investment securities available for sale	1,569,238	1,559,681

OTHER INVESTMENT SECURITIES, at amortized cost	41,862	41,862
LOANS HELD FOR SALE, net	295,296	213,102
LOANS, net	6,372,971	5,741,788
ACCRUED INTEREST RECEIVABLE	96,988	77,962
PREMISES AND EQUIPMENT, net	56,944	55,867
GOODWILL	152,049	34,791
INTANGIBLE ASSETS	50,424	10,092
OTHER ASSETS	197,919	160,097

	$9,153,529	$8,271,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$656,870	$672,225
Interest-bearing	4,698,376	4,552,425

Total deposits	5,355,246	5,224,650

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	1,375,000	768,846
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	921,989	947,767
COMMERCIAL PAPER ISSUED	319,194	334,319
TERM NOTES	40,525	40,215
SUBORDINATED CAPITAL NOTES	242,579	121,098
ACCRUED INTEREST PAYABLE	80,377	65,160
OTHER LIABILITIES	256,049	201,366

Total liabilities	8,590,959	7,703,421

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued; 46,639,104 shares outstanding.	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in March 2006 and December 2005	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(53,440)	(41,591)
Retained earnings:
Reserve fund	133,759	133,759
Undivided profits	119,006	113,114

Total stockholders’ equity	562,570	568,527

	$9,153,529	$8,271,948

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands, except per share data)

	For the three months ended
		March 31,
	March 31,	2005
	2006	As Restated*
INTEREST INCOME:
Loans	$112,078	$77,373
Investment securities	18,268	22,457
Interest-bearing deposits	959	210
Federal funds sold and securities purchased under agreements to resell	1,331	1,348

Total interest income	132,636	101,388

INTEREST EXPENSE:
Deposits	38,637	22,281
Securities sold under agreements to repurchase and other borrowings	28,247	22,398
Subordinated capital notes	2,414	601

Total interest expense	69,298	45,280

Net interest income	63,338	56,108
PROVISION FOR LOAN LOSSES	7,538	6,700

Net interest income after provision for loan losses	55,800	49,408

OTHER INCOME:
Bank service charges, fees and other	11,118	10,196
Broker-dealer, asset management and insurance fees	15,045	12,572
Gain on sale of securities	4	16,960
Loss on extinguishment of debt	—	(6,727)
Gain on sale of mortgage servicing rights	3	43
(Loss) gain on sale of loans	(2)	1,081
Other (expense) income	(306)	4,963

Total other income	25,862	39,088

OTHER OPERATING EXPENSES:
Salaries and employee benefits	26,556	24,169
Occupancy costs	4,649	4,024
Equipment expenses	1,040	916
EDP servicing, amortization and technical assistance	8,053	7,793
Communication expenses	2,318	2,016
Business promotion	2,581	2,362
Other taxes	2,376	2,101
Other operating expenses	12,139	11,985

Total other operating expenses	59,712	55,366

Income before provision for income tax	21,950	33,130
PROVISION FOR INCOME TAX	8,594	7,216

NET INCOME	$13,356	$25,914

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.29	$0.56

*See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands)

	Three months Ended	Year Ended
	March 31, 2006	December 31, 2005
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of year	(41,591)	(6,818)
Unrealized net loss on investment securities available for sale, net of tax	(11,885)	(34,031)
Unrealized net gain on cash flow hedges, net of tax	36	1,333
Minimum pension benefit, net of tax	—	(2,075)

Balance at end of period	(53,440)	(41,591)

Reserve Fund:
Balance at beginning of year	133,759	126,820
Transfer from undivided profits	—	6,939

Balance at end of period	133,759	133,759

Undivided Profits:
Balance at beginning of year	113,114	70,099
Net income	13,356	79,806
Transfer to reserve fund	—	(6,939)
Deferred tax benefit amortization	(1)	(3)
Common stock cash dividends	(7,463)	(29,849)

Balance at end of period	119,006	113,114

Total stockholders’ equity	$562,570	$568,527

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Dollars in thousands)

	For the three months ended
		March 31,
	March 31,	2005
	2006	As Restated*
Net income	$13,356	$25,914

Other comprehensive income (loss), net of tax:
Unrealized losses on investments securities available for sale, net of tax	(11,995)	(14,994)
Reclassification adjustment for gains (losses) included in net income, net of tax	110	(14,810)

Unrealized losses on investment securities available for sale, net of tax	(11,885)	(29,804)
Unrealized gains on derivative used for cash flow hedges, net of tax	36	701

Total other comprehensive loss, net of tax	(11,849)	(29,103)

Comprehensive income (loss)	$1,507	$(3,189)

*    See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	For the three months ended
		March 31,
	March 31,	2005
	2006	As Restated*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,356	$25,914

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,552	3,117
Deferred tax (benefit) provision	(940)	1,624
Provision for loan losses	7,538	6,700
Gain on sale of securities	(4)	(16,960)
Loss (gain) on sale of loans	2	(1,081)
Gain on sale of mortgage servicing rights	(3)	(43)
Loss (gain) on derivatives	791	(2,813)
Gain on sale of trading securities	(439)	(32)
Net (discount accretion) premium amortization on securities	(922)	1,037
Net (discount accretion) premium amortization on loans	(109)	87
Purchases and originations of loans held for sale	(181,850)	(172,252)
Proceeds from sales of loans held for sale	565	99,165
Repayments of loans held for sale	3,414	2,470
Proceeds from sales of trading securities	2,311,946	165,604
Purchases of trading securities	(2,320,974)	(169,752)
Net change in:
Increase in accrued interest receivable	(19,026)	(653)
Increase in other assets	(23,466)	(9,121)
Increase in accrued interest payable	15,218	7,954
Increase (decrease) in other liabilities	21,119	(1,206)

Total adjustments	(183,588)	(86,155)

Net cash used in operating activities	(170,232)	(60,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	49,668	(1,090)
Proceeds from sales of investment securities available for sale	—	802,365
Proceeds from maturities of investment securities available for sale	7,696,795	101,398
Purchases of investment securities available for sale	(7,751,338)	(748,357)
Repayment of securities and securities called	29,080	31,152
Proceeds from derivative transactions	—	1,453
Net decrease (increase) in loans	38,933	(155,810)
Proceeds from sales of mortgage servicing rights	3	43
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	(740,761)	—
Purchases of premises and equipment	(334)	(1,671)

Net cash (used in) provided by investing activities	(677,954)	29,483

*  See Note 2
(Continued)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)

	For the three months ended
		March 31,
	March 31,	2005
	2006	As Restated*
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$141,049	$564,471
Net increase (decrease) in federal funds purchased and other borrowings	606,154	(49,690)
Net decrease in securities sold under agreements to repurchase	(25,778)	(230,002)
Net decrease in commercial paper issued	(15,125)	(249,731)
Net increase in term notes	310	103
Issuance of subordinated capital notes	124,909	2

Net cash provided by financing activities	831,519	35,153

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,667)	4,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	237,993	479,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,326	$483,805

*  See Note 2
(Concluded)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander Central Hispano, S.A. (“BSCH”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the quarters ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
     These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Corporation’s Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Corporation’s Form 10-K.
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
     Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking and insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Mortgage Corporation, Santander Financial Services, Inc., Santander International Bank of Puerto Rico, Inc. and Santander Insurance Agency, Inc., respectively.
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
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank of Puerto Rico, Inc.; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc. and Santander Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
     On February 28, 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes, and the dividends as interest expense in the accompanying condensed consolidated financial statements.

     As a result of this transaction the Corporation recognized goodwill of $117.3 million and other intangible assets of $40.7 million (refer to Note 6 for additional information).
     The table below includes certain financial information of Santander Financial as of and for the period ended March 31, 2006 (one month of operations) and balances acquired as of February 28, 2006.

March 31, 2006
(In thousands)
Loans*	$579,146
Allowance for loan losses	19,817
Total Assets	767,087
Borrowings	617,000
Past-due loans over 90 days and accruing	29,595

Interest income	12,386
Interest expense	3,565
Net interest income	8,821
Provision for loan losses	3,038
Non interest income	35
Operating expenses	5,143
Income tax expense	355
Net income	320
Net interest margin	15.28%
Balances acquired as of February 28, 2006

(In thousands)
Loans*	$596,775
Other Assets	9,517

Total Assets	606,292
Other Liabilities	(1,415)

Net Assets Acquired	$604,877

*	Net of allowance for loan losses of $19.8 million and $17.8 million and discount of $32.1 million and $36.0 million as of March 31, 2006 and February 28, 2006, respectively.
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
Investment Securities
     Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held-to-maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statement of income as part of net interest income.

•	Debt and equity securities not classified as either securities held-to-maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income(loss). The specific identification method is used to determine realized gains and losses on securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•	Investments in debt, equity or other securities that do not have readily determinable fair value, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
     In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and any balance related to the derivative is recognized in current operations, and the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge continues to be reported in accumulated other comprehensive income and is reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. Currently, the Corporation does not have foreign currency hedges.

     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristic of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
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
     Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2005 , which included an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage-Servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment has been identified as of March 31, 2006. An impairment amounting $214,000 was recognized as of December 31, 2005.
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
     The Corporation recognizes as a separate asset the right to service mortgage loans for others whenever those servicing rights are acquired. The Corporation acquires MSRs by purchasing or originating loans and selling or securitizing those loans (with the servicing rights retained) and allocates the total cost of the mortgage loans sold to the MSRs (included in intangible assets in the accompanying consolidated balance sheets) and the loans based on their relative fair values. Further, MSRs are assessed for impairment based on the fair value of those rights. MSRs are amortized over the estimated life of the related servicing income. Mortgage loan-servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.
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

Income Taxes
     The Corporation uses the asset and liability balance sheet method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Corporation also accounts for income tax contingencies.
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for each of the quarters ended March 31, 2006 and 2005, respectively. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended March 31, 2006 and 2005.
Recent Accounting Pronouncements which Affect the Corporation
     The adoption of the following accounting pronouncements did not have a material impact on the Corporation’s results of operations and financial condition:
•	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” — an interpretation of FASB Statement No. 143. In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” — an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, but for which the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

•	SFAS No. 154, “Accounting Changes and Error Corrections”. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations or cash flows.
     The Corporation is evaluating the impact that these recently issued accounting pronouncements may have on its financial condition and results of operations.
•	FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. In December 2004, the FASB issued

FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non U.S. subsidiaries through September 30, 2006. To date, the Corporation has not provided for income taxes on unremitted earnings generated by the non U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.

•	SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140.” In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Corporation’s consolidated financial position or results of operations.
2. Restatement of Previously Issued Financial Statements:
     Subsequent to the issuance of the Corporation’s condensed consolidated financial statements for the three months ended March 31, 2005, management of the Corporation determined that certain transactions originally accounted for as purchases of mortgage notes and sales of mortgage notes did not qualify for treatment as purchases and sales under the criteria for sale accounting as outlined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125” (SFAS No. 140). These transactions are described below. As a result, the accompanying 2005 interim condensed consolidated financial statements have been restated from amounts previously reported to correct the accounting for these transactions.
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

With respect to the purchase transactions, the Corporation has now (i) presented the transactions as commercial loans secured by mortgage notes classified within loans, net on the consolidated balance sheet, (ii) reversed the premium paid and related amortization, (iii) changed the classification of the cash outflows from the transactions from the purchase of mortgage notes to origination of loans within operating activities in the consolidated statements of cash flows.

The adjustments to correct the sale transactions did not have an effect on the 2005 interim consolidated balance sheet as the secured borrowings were paid in full in 2003. The adjustment to correct the purchase transactions was to present the transaction as commercial loans secured by mortgages classified within loans, net on the 2005 consolidated balance sheets. There was no effect on the 2005 interim consolidated statements of income since the secured borrowings were repaid in full in 2003. The adjustment to correct the purchase transactions did not have an effect on net income previously recorded for the quarter ended March 31, 2005.

•	During 2003, the Corporation purchased the outstanding balance of the mortgage loans previously sold during 2000 and 2001 to the counterparty discussed in the preceding paragraph at fair value of $235 million, resulting in a premium paid of approximately $13.6 million. The Corporation also sold the mortgage servicing rights of the portfolio to the same counterparty for $4.1 million. Since the purchases of loans in 2000 and 2001 are now accounted as a financing transaction, the mortgage loans purchased in 2003 are now accounted for as a repayment of the commercial loan and the premium paid is accounted for as a debt extinguishment loss in the 2003 consolidated statement of income, which resulted in an increase in net interest income of $0.6 million for the three months ended March 31, 2005.

•	During 2003, 2004 and the first quarter of 2005, the Corporation purchased mortgage loans amounting to $441 million from one unrelated local financial institution and $750 million from another unrelated financial institution. The transactions involved guarantees of payment of an uncapped and floating pass-through rate of interest and other recourse guarantees to the purchaser of mortgage loans. The Corporation originally recorded these transactions as purchased loans on its consolidated balance sheet. Based on a subsequent review of the written terms and conditions of the contracts and the absence of other written terms and conditions that may be customary to such transactions, the Corporation determined that the transactions did not qualify as purchases in accordance with SFAS No. 140. Accordingly, the transactions were reversed and are now accounted for as financings secured by mortgage notes and reported in the consolidated balance sheet as commercial loans (presented within loans, net). The adjustment to correct the accounting for these transactions did not have an effect on net income previously recorded for the quarter ended March 31, 2005. The adjustments to correct the March 31, 2005 consolidated balance sheets for the purchase transactions resulted in decreases of $8.9 million in loans, net and other liabilities, respectively. These decreases were primarily the result of the derecognized balance of the guaranteed swap derivative. As of March 31, 2005 the current outstanding balance of these loans was $1.1 billion.

     The following is a summary of the significant effects of the restatement on the Corporation’s condensed consolidated financial statements:

	For the three months Ended
	March 31, 2005
	As Previously
(Dollars in thousands, except per share data)	Reported	As Restated
Selected Statement of Income Data:
Total interest income	$100,750	$101,388
Total other operating expenses	55,391	55,366
Income before provision for income tax	32,467	33,130
Provision for income tax	6,958	7,216
Net income	25,509	25,914

Basic and Diluted Earnings per Common Share	0.55	0.56

Selected Statement of Cash Flows Data:
Cash Used in Operating Activities:
Net income	25,509	25,914
Deferred tax provision	1,366	1,624
Net premium amortization on loans	749	87
Proceeds from sales of loans held for sale	99,164	99,165
Change in other assets	(9,013)	(9,121)
Change in other liabilities	(1,312)	(1,206)

Net Cash Used in Operating Activities	(60,241)	(60,241)

Cash Provided by Investing Activities:
Purchases of mortgage loans	(200,153)	—
Change in loans	44,343	(155,810)

Net Cash Provided by Investing Activities	29,483	29,483

3. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$333,180	$—	$322	$332,858	4.32%
After one year to five years	292,912	—	13,248	279,664	3.72%
After five years to ten years	194,735	—	9,220	185,515	4.15%

	820,827	—	22,790	798,037	4.06%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	15	2	12,763	4.93%
After one year to five years	9,920	10	53	9,877	4.07%
After five years to ten years	31,331	—	582	30,749	4.85%
Over ten years	3,686	6	103	3,589	6.35%

	57,687	31	740	56,978	4.83%

Mortgage-backed securities:
Over ten years	745,215	—	31,067	714,148	5.00%

Foreign securities
After one year to five years	75	—	—	75	5.60%

	$1,623,804	$31	$54,597	$1,569,238	4.42%

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield

	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$279,780	$4	$598	$279,186	3.04%
After one year to five years	268,511	—	9,359	259,152	3.68%
After five years to ten years	219,920	—	6,483	213,437	4.15%

	768,211	4	16,440	751,775	3.58%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	43	3	12,790	4.93%
After one year to five years	9,920	11	54	9,877	4.07%
After five years to ten years	27,604	34	423	27,215	4.83%
Over ten years	3,786	10	78	3,718	6.35%

	54,060	98	558	53,600	4.82%

Mortgage-backed securities:
Over ten years	775,073	—	20,842	754,231	5.00%

Foreign Securities
After one year to five years	75	—	—	75	5.60%

	$1,597,419	$102	$37,840	$1,559,681	4.42%

     The number of positions, fair value and unrealized losses at March 31, 2006, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	5	$472,806	$9,393	13	$319,534	$13,397	18	$792,340	$22,790
Commonwealth of Puerto Rico and its subdivisions	8	20,938	157	13	19,529	583	21	40,467	740
Mortgage-backed securities	13	256,119	8,506	18	458,028	22,561	31	714,147	31,067

	26	$749,863	$18,056	44	$797,091	$36,541	70	$1,546,954	$54,597

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
     The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. For investment securities in the P.R. Government portfolio, which have experienced lower ratings due to credit quality concerns, no other-than-temporary impairment is expected because the Corporation anticipates to recover the amortized cost of these securities the next six months. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2006.
     The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2006.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

4. Loans
     The Corporation’s loan portfolio at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$2,951,706	$2,968,178
Consumer	1,310,364	564,198
Leasing	146,282	137,855
Construction	253,124	217,304
Mortgage	1,979,348	1,929,203

	6,640,824	5,816,738
Unearned income and deferred fees/costs	(180,136)	(8,108)
Allowance for loan losses	(87,717)	(66,842)

	$6,372,971	$5,741,788

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the three months ended
	March 31, 2006	March 31, 2005
	(in thousands)
Balance at beginning of period	$66,842	$69,177
Provision for loan losses	7,538	6,700
Reserve balance acquired	17,830	—

	92,210	75,877

Losses charged to the allowance:
Commercial	784	4,039
Consumer	4,746	4,382
Leasing	192	335

	5,722	8,756

Recoveries:
Commercial	655	466
Consumer	390	1,528
Leasing	184	90

	1,229	2,084

Net loans charged off	4,493	6,672

Balance at end of period	$87,717	$69,205

6. Goodwill and Intangible Assets:
     Goodwill represents the excess of an acquired company’s acquisition cost over the fair value of its net tangible and intangible assets. Goodwill is not amortized but rather is tested at least annually for impairment using a two step process at each reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not performed. If the carrying value of the reporting unit exceeds its fair value, the second step in the impairment test consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Corporation uses the market multiple, the discount cash flows and comparable transaction approaches to determine the fair value of each reporting unit.

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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Commercial Banking	$10,537	$10,537

Wealth Management	24,254	24,254

Consumer Finance	117,258	—

	$152,049	$34,791

     Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico (“BCHPR”) in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merril Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. There has been no impairment in goodwill for each of the periods reported.
Other Intangible Assets
     Other intangible assets at March 31, 2006 and December 31, 2005, were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Mortgage-servicing rights	$7,625	$7,974

Advisory-servicing rights	1,250	1,300

Intangible pension asset	818	818

Trade name	24,800	—

Customer relationships	10,389	—

Non-compete agreements	5,542	—

	$50,424	$10,092

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life. Trade name has an indefinite useful life and is therefore not being amortized but is tested for impairment annually. Customer relationships and Non-compete agreements are intangible assets related to the acquisition of Island Finance during the first quarter of 2006 and are being amortized over their estimated useful lives of 10 years and 3 years, respectively.

7. Other Assets
     Other assets at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Deferred tax assets, net	$26,603	$19,635
Accounts receivable	82,401	65,728
Securities sold not delivered, net	2,400	72
Other real estate	3,108	2,249
Software, net	10,437	11,095
Prepaid expenses	9,982	8,468
Customers’ liabilities on acceptances	4,394	3,669
Derivative assets	57,713	47,436
Other	881	1,745

	$197,919	$160,097

8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$1,375,000	$921,989	$319,194

Average indebtedness outstanding during the period	$1,014,458	$936,711	$423,818

Maximum amount outstanding during the period	$1,521,098	$947,767	$505,000

Average interest rate for the period	4.71%	4.91%	4.57%

Average interest rate at period end	4.81%	4.94%	4.77%

	December 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$768,846	$947,767	$334,319

Average indebtedness outstanding during the period	$821,251	$1,051,350	$423,331

Maximum amount outstanding during the period	$975,155	$1,565,269	$830,000

Average interest rate for the period	3.37%	4.24%	3.20%

Average interest rate at period end	4.26%	4.71%	4.35%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Federal funds purchased and other borrowings:
Over thirty to ninety days	$—	$118,846
Over ninety days	1,375,000	650,000

Total	$1,375,000	$768,846

Securities sold under agreements to repurchase:
Within thirty days	$571,983	$597,761
Over ninety days	350,006	350,006

Total	$921,989	$947,767

Commercial paper issued:
Within thirty days	$319,194	$334,319

     As of March 31, 2006 and December 31, 2005, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 11.75 months and 18.92 months, respectively.
     As of March 31, 2006, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$200,248	$206,376	0.29
Federal Home Loan Bank New York	100,000	99,625	24.56
Barclays Capital	182,300	187,437	0.23
Lehman Brothers RS	250,006	269,926	71.23
UBS Financial Services, Inc.	189,435	195,888	0.28

	$921,989	$959,252	22.14

     There may be a penalty on early termination of these securities sold under agreements to repurchase.

The following investment securities were sold under agreements to repurchase:

	March 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
		(Dollars in thousands)
U.S. Government agencies and corporations	$297,314	$275,593	$297,314	5.43%
Mortgage-backed securities	661,938	646,396	661,938	4.72%

Total	$959,252	$921,989	$959,252	4.94%

	December 31, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
		(Dollars in thousands)
U.S. Government agencies and corporations	$296,848	$268,285	$296,848	5.43%
Mortgage-backed securities	698,184	679,482	698,184	4.41%

Total	$995,032	$947,767	$995,032	4.72%

9. Derivative Financial Instruments:
As of March 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive Income*
			the three month	for the three
	Notional		period ended	months ended
	Value	Fair Value	March 31, 2006	March 31, 2006
	(In thousands)
CASH FLOW HEDGES
Foreign currency swaps	$—	$—	$—	$36
FAIR VALUE HEDGES
Interest rate swaps	1,463,772	(38,149)	(493)	—
OTHER DERIVATIVES
Options	134,897	28,109	3,642	—
Embedded options on stock-indexed deposits and notes	(134,897)	(28,139)	(3,672)	—
Interest rate caps	48,250	108	30	—
Customer interest rate caps	(44,967)	(103)	(28)	—
Customer interest rate swaps	(1,186,493)	(5,121)	(2,049)	—
Interest rate swaps	1,203,493	5,584	1,889	—
Interest rate swaps-freestanding derivatives	387,000	(593)	(142)	—
Loan commitments	897	(8)	32	—

			$(791)	$36

*	Net of tax

As of December 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2005	Dec. 31, 2005
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency swaps	117,725	2,182	—	(36)
FAIR VALUE HEDGES
Interest rate swaps	1,408,772	(26,880)	28	—
OTHER DERIVATIVES
Options	135,150	23,833	11,711	—
Embedded options on stock-indexed deposits	(134,767)	(23,833)	(9,401)	—
Interest rate caps	37,571	77	131	—
Customer interest rate caps	(35,851)	(75)	(118)	—
Customer interest rate swaps	(901,760)	(3,073)	(2,136)	—
Interest rate swaps	920,761	3,695	2,243	—
Interest rate swaps-free standing derivatives	354,000	(451)	(451)	—
Loan commitments	7,270	(40)	(43)	—

			$1,964	$1,333

*	Net of tax
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During July 2000, the Corporation swapped $100 million of term funds at a fixed spread over U.S. Treasury securities. These swaps were designated as cash flow hedges and matured in 2005.
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On December 15, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 14,000,000,000 Japanese Yen (“JPY”) for a three month term at a per annum rate of 0.1629%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in USD management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $117.7 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD, and bought JPY forward and sold USD, thus eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 4.64%. This rate is equivalent to the three-month LIBOR (as of the date of the transaction) plus 15 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap is $117.7 million and it matured on March 15, 2006.
     As of March 31, 2006, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.5 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.80% and 4.56%, respectively. As of March 31, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.3 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the quarter ended March 31, 2006, the Corporation recognized a loss of approximately $0.5 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
     As of December 31, 2005, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $1.4 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 4.34% and 4.33%, respectively. As of December 31, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.3 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2005, the Corporation recognized a gain of approximately $28,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the quarter ended March 31, 2006, a loss of approximately $3.7 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $3.6 million was recorded on the option contracts. For the year ended December 31, 2005, a loss of approximately $9.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $11.7 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously cover the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the quarter ended March 31, 2006 and the year ended December 31, 2005, the Corporation recognized a loss on these transactions of $158,000 and $120,000 respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the three months ended March 31, 2006 and the year ended December 31, 2005, the Corporation recognized a loss of $142,000 and $451,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of March 31, 2006 the Corporation had loan commitments outstanding for approximately $0.8 million and recognized a gain of $32,000 on these commitments. At December 31, 2005, the Corporation had loan commitments outstanding for approximately $7.3 million and recognized a loss of $43,000 on these commitments.
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
     On December 8, 2005 the Corporation received a subpoena from the Securities and Exchange Commission for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has commenced providing documents and information to the SEC in response to the subpoena and concerning the transactions. The Corporation is cooperating fully with the SEC in connection with these inquiries. The Corporation is unable to predict what adverse consequences, if any, or other effects this investigation could have on its financial condition or results of operations.

11. Pension Plans:
     The Corporation maintains a qualified noncontributory defined benefit pension plan (the “Plan”), which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benefit plan acquired in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit cost for the Plan for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended
	March 31,
	2006	2005
	(In thousands)
Service cost	$443	$347
Interest cost	566	508
Expected return on plan assets	(558)	(534)
Net amortization	169	114

Net periodic benefit cost	$620	$435

     The Plan’s required minimum contribution to be paid during 2006 is approximately $3,213,000.
     The components of net periodic benefit cost for the Central Hispano Plan for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended
	March 31,
	2006	2005
	(In thousands)
Interest cost	$485	$476
Expected return on plan assets	(543)	(500)
Net amortization	121	105

Net periodic benefit cost	$63	$81

     For the Central Hispano Plan the required minimum contribution to be paid during 2006 is approximately $3,119,000.
12. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,169,000 at March 31, 2006, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2006 had terms ranging from six months to seven years. The contract amounts of the standby letters of credit of approximately $201,096,000 at March 31, 2006, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

13. Segment Information:
Types of Products and Services
     The Corporation has four reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Broker-dealer. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information.
Measurement of Segment Profit or Loss and Segment Assets
     The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
     The following presents financial information of reportable segments as of and for the three months ended March 31, 2006 and 2005. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation.

	March 31, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$69,306	$43,159	$12,421	$20,035	$13,963	$8,545	$(8,931)	$158,498
Intersegment revenue	7,150	—	—	—	—	1,781	(8,931)	—
Interest income	59,603	42,195	12,386	20,012	501	5,534	(7,595)	132,636
Interest expense	32,010	22,456	3,565	10,644	655	6,819	(6,851)	69,298
Depreciation and amortization	1,329	443	314	175	257	1,034	—	3,552
Segment income (loss) before income tax	10,068	16,986	675	8,246	4,782	(17,976)	(831)	21,950
Segment assets	$3,509,538	$2,944,555	$767,087	$1,848,637	$96,357	$1,037,369	$(1,050,014)	$9,153,529

	March 31, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$53,955	$37,415	$35,308	$11,520	$5,266	$(2,988)	$140,476
Intersegment revenue	2,462	—	—	—	526	(2,988)	—
Interest income	44,821	34,624	23,888	104	481	(2,530)	101,388
Interest expense	11,071	10,498	25,046	412	813	(2,560)	45,280
Depreciation and amortization	1,460	338	46	131	1,142	—	3,117
Segment income (loss) before income tax	13,258	24,280	8,962	3,017	(16,417)	30	33,130
Segment assets	$3,322,759	$2,775,382	$2,244,748	$84,625	$252,638	$(265,630)	$8,414,522

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2006	March 31, 2005
	(In thousands)
Revenues:
Total revenues for reportable segments	$158,884	$138,198
Other revenues	8,545	5,266
Elimination of intersegment revenues	(8,931)	(2,988)

Total consolidated revenues	$158,498	$140,476

Total income before tax of reportable segments	$40,757	$49,517
Income (loss) before tax of other segments	(17,976)	(16,417)
Elimination of intersegment income before tax	(831)	30

Consolidated income before tax	$21,950	$33,130

Assets:
Total assets for reportable segments	$9,166,174	$8,427,514
Assets not attributed to segments	1,037,369	252,638
Elimination of intersegment assets	(1,050,014)	(265,630)

Total consolidated assets	$9,153,529	$8,414,522

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)

	Quarters ended
	March 31,
	2006	2005
CONDENSED INCOME STATEMENTS
Interest income	$132,636	$101,388
Interest expense	69,298	45,280

Net interest income	63,338	56,108
Gain on sale of securities	4	16,960
Loss on extinguishment of debt	—	(6,727)
Broker-deaker, asset management and insurance fees	15,045	12,572
Other income	10,813	16,283
Operating expenses	59,712	55,366
Provision for loan losses	7,538	6,700
Income tax provision	8,594	7,216

Net income	$13,356	$25,914

PER COMMON SHARE DATA*
Net income	$0.29	$0.56
Book value	$12.06	$11.64
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,155,757	$5,484,038
Allowance for loan losses	79,234	69,270
Earning assets	8,093,820	7,895,103
Total assets	8,355,936	8,262,939
Deposits	4,938,292	4,728,396
Borrowings	2,586,459	2,835,049
Common equity	538,086	573,085
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,668,267	$5,710,695
Allowance for loan losses	87,717	69,205
Earning assets	8,599,205	8,132,601
Total assets	9,153,529	8,414,522
Deposits	5,355,246	5,301,831
Borrowings	2,899,287	2,333,592
Common equity	562,570	542,694
Continued

	Quarters ended
	March 31,
	2006	2005
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.27%	3.12%
Efficiency ratio (1)	65.51%	61.86%
Return on average total assets (on an annualized basis)	0.65%	1.27%
Return on average common equity (on an annualized basis)	10.07%	18.34%
Dividend payout	55.17%	28.57%
Average net loans/average total deposits	124.65%	115.98%
Average earning assets/average total assets	96.86%	95.55%
Average stockholders’ equity/average assets	6.44%	6.94%
Fee income to average assets (annualized)	1.27%	1.12%
Capital:
Tier I capital to risk-adjusted assets	7.60%	8.54%
Total capital to risk-adjusted assets	10.62%	10.87%
Leverage Ratio	6.11%	6.20%
Asset quality:
Non-performing loans to total loans	1.54%	1.47%
Annualized net charge-offs to average loans	0.29%	0.49%
Allowance for loan losses to period-end loans	1.30%	1.20%
Allowance for loan losses to non-performing loans	84.41%	81.55%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	81.14%	77.83%
Non-performing assets to total assets	1.17%	1.05%
Recoveries to charge-offs	21.48%	23.80%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,178,000	$13,204,900
Bank branches	63	65
Consumer Finance branches	70	—

Total Branches	133	65
ATMs	150	151
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. This discussion gives effect to the restatement of the Corporation’s quarterly consolidated financial statements as discussed in Note 2 to the consolidated financial statements included in Part I of this report.
     During the first quarter of 2006 the Corporation restated its financial information for the four years ended December 31, 2004. All financial information included herein as of and for the period ended March 31, 2005 has also been restated to conform to current period presentation. The cumulative effect of all the restatement adjustment is a reduction of common stockholder’s equity as of March 31, 2005 of $2.3 million. For the first quarter of 2005 the restatement adjustment resulted in an increase in net income of $0.4 million.
     The following table summarizes the adjustments to restate net income, common stockholders’ equity and basic and diluted earnings per share on the interim consolidated financial statements for the quarterly periods ended March 31, June 30 and September 30, 2005 and 2004 and December 31, 2004.

Financial Statements Line Items	1Q05	2Q05	3Q05	1Q04	2Q04	3Q04	4Q04
($ in thousands)
Common Stockholders’ Equity — as Previously Reported	$544,946	$571,309	$567,126	$508,324	$491,795	$526,237	$556,003

Net Income — as Previously Reported	$25,509	$19,255	$17,065	$25,215	$16,046	$21,869	$21,330

Premium amortization and Net interest income	638	594	517	1,205	1,123	870	694

Reversal of Amortization of MSR & Amortization of reversed gains	25	26	23	48	40	36	32

Provision (Benefit) for Income Tax on the above adjustments	(258)	(242)	(210)	(489)	(454)	(353)	(283)

Net Income — as Restated	$25,914	$19,633	$17,395	$25,979	$16,755	$22,422	$21,773

Effect of restatement on Common Stockholders’ Equity	$(2,252)	$(1,874)	$(1,544)	$(4,362)	$(3,653)	$(3,100)	$(2,657)

Common Stockholders’ Equity — as Restated	$542,694	$569,435	$565,582	$503,962	$488,142	$523,137	$553,346

Basic and Diluted Earnings per Share as Previously Reported	$0.55	$0.41	$0.37	$0.54	$0.34	$0.47	$0.46

Basic and Diluted Earnings per Share as Restated	$0.56	$0.42	$0.37	$0.56	$0.36	$0.48	$0.47

     The following is a summary of the significant effects of the restatement on the Corporation’s condensed consolidated financial statements:

	March 31, 2005
	As Previously
	Reported	As Restated
	(Dollars in thousands)
Selected Balance Sheet Data:
Loans, net	$5,472,614	$5,463,692
Other Assets	134,414	139,911
Total Assets	8,417,947	8,414,522
Other Liabilities	206,958	205,785
Total Liabilities	7,873,001	7,871,828
Reserve Fund	127,086	126,820
Undivided Profits	90,536	88,550
Total Retained Earnings	217,622	215,370
Total Stockholders’ Equity	544,946	542,694

Capital:
Tier 1 capital to risk-adjusted assets	9.40%	8.46%
Total capital to risk-adjusted assets	11.97%	10.79%
Leverage ratio	6.18%	6.14%
Critical Accounting Policies
     The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2005.
     All financial data for March 31, 2005 presented in the accompanying financial information have been restated to reflect the above mentioned adjustments.
Overview of Results of Operations for the Three Months Ended March 31, 2006
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc. and Santander Insurance Agency, Inc.
     Santander BanCorp (the “Corporation”) reported net income of $13.4 million for the three months ended March 31, 2006, compared with $25.9 million for the same period in 2005. Earnings per common share (EPS) for the quarters ended March 31, 2006 and 2005 were $0.29 and $0.56, respectively, based on 46,639,104 average shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2006 were 0.65% and 10.07%, respectively, compared with 1.27% and 18.34% reported during the same quarter of 2005. The Efficiency Ratio1 for the quarter ended March 31, 2006 reflected an increase of 365 basis points, from 61.86% to 65.51% for the quarter ended March 31, 2006.
     The decrease in net income for the quarter ended March 31, 2006 compared to the same period in 2005 was principally due to lower non-interest income.
     During the first quarter of 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial

[1]	On a tax equivalent basis.

     Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement with a subsidiary of its parent company. The loan bears interest at an annual rate of 4.965%, payable semiannually and matures on August 28, 2006. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.
     As a result of this transaction the Corporation recognized goodwill of $117.3 million and other intangible assets of $40.7 million (refer to Note 6 of the condensed consolidated financial statements for additional information).
     The table below includes certain financial information of Santander Financial as of and for the period ended March 31, 2006 (one month of operations) and balances acquired as of February 28, 2006.

March 31, 2006
(In thousands)
Loans*	$579,146
Allowance for loan losses	19,817
Total Assets	767,087
Borrowings	617,000
Non-performing loans	29,595

Interest income	12,386
Interest expense	3,565
Net interest income	8,821
Provision for loan losses	3,038
Non interest income	35
Operating expenses	5,143
Income tax expense	355
Net income	320
Net interest margin	15.28%
Balances acquired as of February 28, 2006
(In thousands)

Loans*	$596,775
Other Assets	9,517

Total Assets	606,292
Other Liabilities	(1,415)

Net Assets Acquired	$604,877

*	Net of allowance for loan losses of $19.8 million and $17.8 million, and discount of $32.1 million and $36.0 million as of March 31, 2006 and February 28, 2006, respectively.

Net Interest Income
     The Corporation’s net interest income for the three months ended March 31, 2006 reached $63.3 million, an increase of 12.9% over $56.1 million for the same period in 2005. This improvement was due to an increase in average interest earning assets of $198.7 million or 2.5% driven by an increase in average net loans of $671.7 million or 12.3% and partially offset by a decrease in average investment securities of $370.4 million. The increase in average interest earning assets was offset by an increase of $256.2 million in average interest bearing liabilities. Net interest margin, on a tax equivalent basis, for the first quarter of 2006 was 3.27% compared with 3.12% for the first quarter of 2005. This increase of 15 basis points was mainly due to and increase of 130 basis points in the yield on average interest earning assets primarily as a result of the acquisition of Island Finance on February 28, 2006. There was also an increase of 128 basis points in the average cost of interest bearing liabilities. Excluding the Island Finance acquisition, net interest margin on a tax equivalent basis for the first quarter of 2006 was 2.93%, a 19 basis point reduction from 3.12% for the same period in 2005.
     The table on page 36, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the first quarter of 2006 and 2005. The table on Interest Variance Analysis — Tax Equivalent Basis on page 35, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2006 compared with the same period of 2005.
     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $2.0 million and $4.5 million for the quarters ended March 31, 2006 and 2005, respectively.
     The following table sets forth the principal components of the Corporation’s net interest income for the quarters ended March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Interest income — tax equivalent basis	$134,596	$105,922
Interest expense	69,298	45,280

Net interest income — tax equivalent basis	$65,298	$60,642

Net interest margin — tax equivalent basis (1)	3.27%	3.12%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest- earning assets for the period (on an annualized basis).
     The Corporation’s interest income on a tax equivalent basis increased $28.7 million, or 27.1% to $134.6 million for the quarter ended March 31, 2006 from $105.9 million for the quarter ended March 31, 2005. The increase of $28.7 million in tax equivalent interest income is attributable to a $5.1 million increase related to the volume of interest earning assets and a $23.6 million increase related to the yield on such assets.
     The average yield on interest earning assets increased 130 basis points from 5.44% for the quarter ended March 31, 2005 to 6.74% for the quarter ended March 31, 2006. This increase was primarily the result of the acquisition of the assets of Island Finance during the first quarter of 2006. Average interest earning assets increased 2.5% for the quarter ended March 31, 2006 compared to the first quarter of 2005. The increment in average interest earning assets compared to the first quarter of 2005 was driven by an increase in average net loans of $671.7 million, which was partially offset by a decrease in average investment securities of $370.4 million and in average interest bearing deposits of $102.6 million. The increase in average net loans was due to an increase of $633.1 million or 41% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio. There was also an increase of $329.9 million or 71% in the average consumer loan portfolio as a result of the acquisition of Island Finance. These increases were partially offset by a decrease in the commercial loan portfolio of $331.8 million or 10.24%. The reduction in investment securities is mainly attributed to the sale of $785 million of securities during March 2005 resulting in a decline in the yield on investment securities of 58 basis points from 5.19% for the quarter ended March 31, 2005 to 4.61% for the quarter ended March 31, 2006. The above mentioned sale generated a gain of $16.9 million during the first quarter of 2005 that was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.

     The Corporation’s interest expense for the quarter ended March 31, 2006 increased by 53.0% to $69.3 million from $45.3 million for the quarter ended March 31, 2005. The $24.0 million increase in interest expense is attributable to a $2.1 million increase related to the volume of interest-bearing liabilities and a $21.9 million increase related to the cost of interest-bearing liabilities. This increase in interest expense was attributed to an increase of 3.8% or $256.2 million in average interest-bearing liabilities, as well as an increase of 128 basis points in the average cost of interest-bearing liabilities. Also contributing to the increase in interest expenses was an increase of 12.6% or $504.8 million in the average balance of interest-bearing deposits during the first quarter of 2006 compared to the same period in 2005. Average brokered deposits increased $680.0 million or 115.1%, while average customer deposits decreased $175.2 million. There was also a decrease of $248.6 million or 8.8% in average borrowings (including term and subordinated notes).
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Three Months Ended March 31, 2006
	Compared to the Three Months Ended
	March 31, 2005
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(790)	$773	$(17)
Time deposits with other banks	(13)	762	749
Investment securities	(4,414)	(2,787)	(7,201)
Loans	10,321	24,822	35,143

Total interest income, on a tax equivalent basis	5,104	23,570	28,674

Interest expense:
Savings and NOW accounts	(37)	4,089	4,052
Other time deposits	4,235	8,069	12,304
Borrowings	(3,194)	8,827	5,633
Long-term borrowings	1,110	919	2,029

Total interest expense	2,114	21,904	24,018

Net interest income, on a tax equivalent basis	$2,990	$1,666	$4,656

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the three months ended March 31, 2006 and 2005.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2006			March 31, 2005
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$95,759	$959	4.06%	$101,531	$210	0.84%
Federal funds sold and securities purchased under agreements to resell	116,355	1,331	4.64%	213,197	1,348	2.56%

Total interest bearing deposits	212,114	2,290	4.38%	314,728	1,558	2.01%

U.S. Treasury securities	44,692	470	4.26%	10,607	55	2.10%
Obligations of other U.S. government agencies and corporations	801,657	8,699	4.40%	1,287,634	18,400	5.80%
Obligations of government of Puerto Rico and political subdivisions	91,855	1,224	5.40%	82,629	1,045	5.13%
Collateralized mortgage obligations and mortgage backed securities	740,786	8,713	4.77%	670,547	6,947	4.20%
Other	46,959	507	4.38%	44,920	367	3.31%

Total investment securities	1,725,949	19,613	4.61%	2,096,337	26,814	5.19%

Loans:
Commercial	2,907,986	46,886	6.54%	3,239,764	36,162	4.53%
Construction	227,942	4,768	8.48%	192,869	3,169	6.66%
Consumer	794,618	26,765	13.66%	464,682	11,392	9.94%
Mortgage	2,177,643	32,147	5.99%	1,544,538	24,952	6.55%
Lease financing	126,802	2,127	6.80%	111,455	1,875	6.82%

Gross loans	6,234,991	112,693	7.33%	5,553,308	77,550	5.66%
Allowance for loan losses	(79,234)			(69,270)

Loans, net	6,155,757	112,693	7.42%	5,484,038	77,550	5.73%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,093,820	134,596	6.74%	7,895,103	105,922	5.44%

Total non-interest earning assests	262,116			367,836

Total assets	$8,355,936			$8,262,939

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,947,583	$11,845	2.47%	$1,956,903	$7,793	1.62%
Other time deposits	1,292,030	12,262	3.85%	1,457,911	9,723	2.70%
Brokered deposits	1,270,667	14,530	4.64%	590,632	4,765	3.27%

Total interest bearing deposits	4,510,280	38,637	3.47%	4,005,446	22,281	2.26%
Borrowings	2,374,987	27,899	4.76%	2,730,960	22,266	3.31%
Term Notes	40,379	348	3.50%	31,505	132	1.70%
Subordinated Notes	171,093	2,414	5.72%	72,584	601	3.36%

Total interest bearing liabilities/interest expense	7,096,739	69,298	3.96%	6,840,495	45,280	2.68%

Total non-interest bearing liabilities	721,111			849,359

Total liabilities	7,817,850			7,689,854

Stockholders’ Equity	538,086			573,085

Total liabilities and stockholders’ equity	$8,355,936			$8,262,939

Net interest income, on a tax equivalent basis		$65,298			$60,642

Net interest spread			2.78%			2.76%
Cost of funding earning assets			3.47%			2.33%
Net interest margin, on a tax equivalent basis			3.27%			3.12%

Provision for Loan Losses
     The Corporation’s provision for loan losses for the quarter ended March 31, 2006 increased $0.8 million or 12.5% from $6.7 million for the quarter ended March 31, 2005 to $7.5 million for the first quarter of 2006. The increase in the provision for loan losses was due to a 21.6% increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $108.1 million as of March 31, 2006, from $88.9 million as of March 31, 2005, and $76.7 million as of December 31, 2005. Non-performing loans were $74.3 million as of March 31, 2006 a reduction of $10.5 million compared to non-performing loans as March 31, 2005. The Island Finance portfolio reflected past-due loans of $29.6 million as of March 31, 2006.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the three months ended
	March 31,	March 31,
	2006	2005
	(In thousands)
Bank service fees on deposit accounts	$3,281	$3,005
Other service fees:
Credit card fees	3,882	3,496
Mortgage-servicing fees	719	440
Trust fees	683	751
Other fees	2,553	2,504
Broker-dealer, asset management, and insurance fees	15,045	12,572
Gain on sale of securities, net	4	16,960
Loss on extinguishment of debt	—	(6,727)
(Loss) gain on sale of loans	(2)	1,081
Mortgage servicing rights recognized	3	43
Trading (losses) gains	529	(237)
(Loss) gain on derivatives	(791)	2,813
Other (losses) gains, net	(870)	1,602
Other	826	785

	$25,862	$39,088

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the three months ended
	March 31, 2006	March 31, 2005
	(In thousands)
Broker-dealer	$7,879	$6,155
Asset management	4,979	5,029

Total Santander Securities	12,858	11,184
Insurance	2,187	1,388

Total	$15,045	$12,572

     For the quarter ended March 31, 2006, other income reached $25.9 million compared to $39.1 million reported for the same period in 2005. This $13.2 million or 33.8% decrease in other income was mainly due to a decrease in gain on sale of securities of $17.0 million net of a loss on extinguishment of debt $6.7 million. There was also a decrease of $5.3 million in other income, resulting mainly from reductions of $3.6 million on derivatives gains and $1.1 million in the recognition of mortgage servicing rights and an increase in the loss on valuation of mortgage loans available for sale in 2006 of $0.6 million. These reductions in non-interest income were partially offset by an increase in broker-dealer, asset management and insurance fees of $2.5 million.
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
     Broker-dealer, asset management and insurance fees increased $2.5 million or 19.7% for the quarter ended March 31, 2006 compared to the same period in 2005. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 58.2% to the Corporation’s other income for the quarter ended March 31, 2006 and 32.2% for the same period in 2005. The increase in broker-dealer commissions is due to the increase in underwriting activity and an increase in fixed income activity during the quarter ended March 31, 2006 compared to the same period in 2005.
     Insurance commissions increased $0.8 million, or 57.6%, during the first quarter of 2006 to $2.2 million from $1.4 million for the same period in 2005. This increase was due to the increase in the volume of business generated by the Island Finance operation as well as an increase in the open market business.
     The Corporation’s gains on sales of loans in 2005, were principally in the portfolio of mortgage loans held for sale. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns.

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Three Months ended
	March 31,	March 31,
	2006	2005
	(In thousands)
Salaries	$16,577	$14,517
Pension and other benefits	12,520	12,381
Expenses deferred as loan origination costs	(2,541)	(2,729)

Total personnel costs	26,556	24,169

Occupancy costs	4,649	4,024

Equipment expenses	1,040	916

EDP servicing expense, amortization and technical services	8,053	7,793

Communications	2,318	2,016

Business promotion	2,581	2,362

Other taxes	2,376	2,101

Other operating expenses:
Professional fees	2,576	2,635
Amortization of intangibles	655	320
Printing and supplies	395	372
Credit card expenses	2,337	2,073
Insurance	661	563
Examinations & FDIC assessment	497	441
Transportation and travel	690	471
Repossessed assets provision and expenses	335	858
Collections and related legal costs	375	530
All other	3,618	3,722

Other operating expenses	12,139	11,985

Non-personnel expenses	33,156	31,197

Total Operating expenses	$59,712	$55,366

     For the quarter ended March 31, 2006, the Corporation’s efficiency ratio on a tax equivalent basis was 65.51% compared to 61.86% for the same period in 2005. This 365 basis point increase in the 2006 ratio was the result of higher operating expenses during the first quarter of 2006 resulting from the operations of the Island Finance business
     Operating expenses increased $4.3 million or 7.9% from $55.4 million for the quarter ended March 31, 2005 to $59.7 million for the quarter ended March 31, 2006. This increase was due primarily to the Island Finance operation which reflected operating expenses of $5.1 million for the quarter ended March 31, 2006. Excluding Island Finance expenses, operating expenses reflected a decrease of $0.8 million or 1.4%.
     The increase in operating expenses was composed of an increase of $2.4 million in personnel costs and $2.0 million in non-personnel expenses. The increase in personnel costs was due to an increase in salaries of $2.1 million of which Island Finance reported $1.5 million. There was a decrease in temporary personnel expense of $0.3 million and an increase in severance payments of $0.5 million. Pension and other benefits reflected an increase of $0.1 million of which Island Finance reported $1.2 million. There was a decrease in Christmas and performance bonuses of $1.9 million that was partially offset by an increase in commissions of $1.5 million.

     Other non-personnel expenses increased $2.0 million or 6.3% from $31.2 million for the quarter ended March 31, 2005 to $33.2 million for the quarter ended March 31, 2006, principally related to the Island Financial business.
Provision for Income Tax
     The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items. Additionally, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December, 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%.
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
     The Governor and the Legislature of Puerto Rico are currently considering assessing special tax assessments on financial institutions. A law has not yet been enacted and the matter is still under discussion, therefore its ultimate effect on the operations of the Corporation is not yet determinable.
     The provision for income tax amounted to $8.6 million, or 39.2% of pretax earnings, for the quarter ended March 31, 2006 compared to $7.2 million, or 21.8% of pretax earnings, for the same period in 2005. The increase in the provision for income tax during 2006 was due to a change in the composition of the Corporation’s taxable and tax-exempt assets over those periods, and to the temporary, two-year surtax of 2.5% for corporations.

Financial Position — March 31, 2006
Assets
     The Corporation’s assets reached $9.2 billion as of March 31, 2006, a 10.7% or $0.9 billion increase when compared to total assets of $8.3 billion at December 31, 2005 and an 8.8% or $0.7 billion increase when compared to total assets of $8.4 billion at March 31, 2005. As of March 31, 2006 there was an increase of $713.4 million and $957.6 million in net loans, including loans held for sale, compared to December 31, 2005 and March 31, 2005 balances, respectively. There were also increases of $117.3 million, $40.3 million and $37.8 million in goodwill, intangible assets and other assets, respectively, as of March 31, 2006 compared to December 31, 2005. The increases in goodwill and intangible assets were due to the acquisition of the Island Finance business during the first quarter of 2006. The increase in other assets was due primarily to increases in net deferred tax assets and derivative assets.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	December 31,	Increase
	2006	2005	(Decrease)
	(In thousands)
Commercial and industrial	$2,951,716	$2,968,185	$(16,469)
Construction	249,696	213,705	35,991
Mortgage	2,279,785	2,147,479	132,306
Consumer	1,141,152	567,195	573,957
Leasing	133,635	125,168	8,467

Gross Loans	6,755,984	6,021,732	734,252
Allowance for loan losses	(87,717)	(66,842)	(20,875)

Net Loans	$6,668,267	$5,954,890	$713,377

          Net loans, including loans held for sale, at March 31, 2006 were $6.7 billion, reflecting an increase in the loan portfolio of $713.4 million or 12.0% when compared to $6.0 billion at December 31, 2005. Mortgage loans originated continued to grow during the first quarter of 2006 resulting in an increase of $132.3 million or 6.2%, in the mortgage loan portfolio. Mortgage loan originations for the first quarter reached $183.2 million. Consumer loans at March 31, 2006 reflected an increase of $574.0 million or 101.2%, compared to December 31, 2005. The increase in the consumer loan portfolio was due to the acquisition of Island Finance in February 2006. Net loans of Island Finance as of March 31, 2006 were $579.0 million.
          Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. The Corporation has established the so-called “Business Focus Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional segment coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and internet. Growth in the consumer loan portfolio came as a result of the acquisition of Island Finance. Island Finance has a network of 70 branches throughout Puerto Rico offering consumer finance products. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, and the increased branch network, the Corporation has been able to continue growing its loan portfolio.
          On May 15 and 16, 2006, the Corporation expects to sell to Doral Financial Corporation (“Doral”) mortgage loans aggregating $614.1 million in principal amount for a total purchase price of 99.125% plus accrued interest. The loans had previously been transferred by Doral to the Corporation pursuant to letter agreements between the parties dated February 3, 2004, May 3, 2004, December 17, 2004 and March 3, 2005.

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
          The determination of the allowance for loan losses under SFAS No. 5, “Accounting for Contingencies”, for the Corporation is based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.) which result in the final determination of the provision for loan losses to maintain a level of allowance for loan losses deemed to be adequate.
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
ALLOWANCE FOR LOAN LOSSES

	For the three months ended
	March 31,
	2006	2005
Balance at beginning of period	$66,842	$69,177
Provision for loan losses	7,538	6,700
Reserve balance acquired	17,830	—

	92,210	75,877

Losses charged to the allowance:
Commercial and industrial	784	4,039
Consumer	4,746	4,382
Leasing	192	335

	5,722	8,756

Recoveries:
Commercial and industrial	655	466
Consumer	390	1,528
Leasing	184	90

	1,229	2,084

Net loans charged-off	4,493	6,672

Balance at end of period	$87,717	$69,205

Ratios:
Allowance for loan losses to period-end loans	1.30%	1.20%
Recoveries to charge-offs	21.48%	23.80%
Annualized net charge-offs to average loans	0.29%	0.49%
          The Corporation’s allowance for loan losses was $87.7 million or 1.30% of period-end loans at March 31, 2006 a 10 basis point reduction compared to $69.2 million, or 1.20% of period-end loans at March 31, 2005. The improvement in this ratio was partially due to past-due loans (non-performing loans and accruing loans past-due 90 days or more) during the period. Past-due loans increased 21.6% reaching $108.1 million as of March 31, 2006, from $88.9 million as of March 31, 2005, and $76.7 million as of December 31, 2005. The Island Finance portfolio had past-due of $29.6 million as of March 31, 2006.
          The ratio of allowance for loan losses to past-due loans increased to 81.14% at March 31, 2006, from 77.83% at March 31, 2005. At December 31, 2005, this ratio was 87.17%. Excluding non-performing mortgage loans this ratio is 139.7% compared to 146.9% as of March 31, 2005 and 213.0% as of December 31, 2005.
          The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2005 decreased 20 basis points to 0.29% from 0.49% for the same period in 2005.
          At March 31, 2006, the allowance for loan losses was $87.7 million, $20.9 million higher than the allowance at December 31, 2005 and $18.5 million higher than $69.2 million at March 31, 2005. The most significant change in the allowance for loan losses was the addition of $17.8 million of the Santander Financial allowance as a result of the acquisition of the net assets of Island Finance. At March 31, 2006, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $51.7 million and $2.1 million, respectively. At December 31, 2005 impaired loans with related allowance amounted to $48.8 million and $2.2 million.
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
Non-performing Assets and Past Due Loans
          As of March 31, 2006, the Corporation’s total non-performing loans (excluding other real estate owned) reached $74.3 million or 1.10% of total loans from $73.7 million or 1.22% of total loans as of December 31, 2005. Accruing loans past-due 90 days or more were $33.8 million as of March 31, 2006 compared to $4.1 million as of March 31, 2005. This increment is due to the inclusion of $29.6 million past-due loans of Island Finance. Island Finance past-due loans are classified as “accruing loans past-due 90 days or more”. The loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34 million, occurring on or prior to the 15 month anniversary of the acquisition. If the Corporation does not incur net losses in excess of $34 million prior to the 15 month anniversary then the guarantee would be up to $7 million for net losses incurred in excess of $34 million prior to the 18 month anniversary.
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio.
Non-performing Assets and Past Due Loans

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and Industrial	$13,152	$14,326
Construction	4,219	3,414
Mortgage	45,304	45,292
Consumer	5,631	4,747
Leasing	3,452	3,340
Restructured Loans	2,560	2,560

Total non-performing loans	74,318	73,679
Repossessed Assets	3,504	2,706

Total non-performing assets	$77,822	$76,385

Accruing loans past-due 90 days or more	$33,782	$2,999

Non-Performing loans to total loans	1.10%	1.22%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.60%	1.27%
Non-Performing assets to total assets	0.85%	0.92%

Liabilities
          As of March 31, 2006, total liabilities reached $8.6 billion, an increase of $887.5 million compared to the December 31, 2005 balance. This increase in total liabilities was principally due to increases in federal funds sold and other borrowings of $606.2 million or 78.8%, in capital notes of $121.5 million or 100.3%, in deposits of $130.6 million or 2.5%, and in other liabilities of $547 million.
          At March 31, 2006, total deposits were $5.4 billion, reflecting an increase of $130.6 million, or 2.5% over deposits of $5.2 billion as of December 31, 2005. This increase was composed of an increase $15.6 million in brokered deposits and $115.0 million in customer deposits. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
          Total borrowings at March 31, 2006 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) increased $565.7 million or 24.2% and $687.0 million or 31.1%, compared to borrowings at March 31, 2005 and December 31, 2005, respectively. The increase in borrowings was due to the acquisition of Island Finance during the first quarter of 2006.
          During the first quarter of 2006 the Corporation engaged in several financing transactions in order to fund the acquisition of Island Finance. In connection with this transaction, on February 28, 2006, the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company, to be used in connection with the acquisition of substantially all the assets of Island Finance in Puerto Rico from Wells Fargo. The loan bears interest at an annual rate of 4.965%, payable semiannually. Upon the occurrence and during the continuance of an event of default under the loan agreement, the interest rate applicable to the outstanding principal amount of the loan shall be increased by two percent (2%). Pursuant to the terms of the loan agreement, all amounts payable thereunder shall be made free and clear of any withholding or reduction on account of any taxes imposed or levied on such payments. The entire principal balance of the loan is due and payable on August 28, 2006.
          The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.
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
     Stockholders’ equity was $562.6 million, or 6.2% of total assets at March 31, 2006, compared to $568.5 million or 6.9% of total assets at December 31, 2005. The decrease in stockholders’ equity was mainly due to unrealized losses on investment securities available for sale and dividends declared and was partially offset by net income for the period.
     The Corporation declared cash dividends of $0.16 per common share to all stockholders of record as of March 10, 2006 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 2.52%.
     During the three months ended March 31, 2006 and 2005, the Corporation did not repurchase any shares of common stock. As of March 31, 2006, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
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
          As of March 31, 2006, the Corporation’s common stock price per share was $25.40, resulting in a market capitalization of $1.2 billion, including affiliated holdings.
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
          As of March 31, 2006, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2006 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2006 were 7.60% and 10.62%, respectively, and the leverage ratio was 6.11%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 9 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2006 and December 31, 2005.
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

     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Swaps	$—	$—	$—	$36
Fair Value Hedges
Interest Rate Swaps	1,463,772	(38,149)	(493)	—

Totals	$1,463,772	$(38,149)	$(493)	$36

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$—	$—	$—	$1,369
Foreign Currency Swaps	117,725	2,182	—	(36)
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

*	The notional amount represents the gross sum of long and short.

**	Net of tax.
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
          As of March 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $36,000. As of December 31, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $1.3 million.
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

          The fair value hedges have maturities through the year 2032 as of March 31, 2006 and December 31, 2005. The weighted-average rate paid and received on these contracts is 4.80% and 4.56%, and 4.34% and 4.33%, as of March 31, 2006 and December 31, 2005, respectively.
          The $1.5 billion and $1.4 billion fair value hedges are associated to the swapping of fixed rate debt as of March 31, 2006 and December 31, 2005, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporations Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,776,986	$(130)	$(302)
Interest Rate Caps	93,217	5	2
Other	897	(8)	32
Equity Derivatives	269,794	(30)	(30)

Totals	$3,140,894	$(163)	$(298)

	December 31, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

*	The notional amount represents the gross sum of long and short.

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
          The Corporation’s one-year cumulative GAP position at March 31, 2006, was negative $2.4 billion or -27.95% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2006 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of March 31, 2006

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:

Investment Portfolio	$252,746	$140,097	$133,523	$997,501	$86,053	$—	$48,326	$1,658,246
Deposits in Other Banks	138,696	—	—	—	—	—	133,996	272,692
Loan Portfolio
Commercial	1,903,514	216,758	272,575	366,644	215,405	50,174	60,281	3,085,351
Construction	225,271	7,593	1,997	8,425	6,410	—	—	249,696
Consumer	218,612	204,738	351,295	130,004	236,400	21	82	1,141,152
Mortgage	68,355	193,137	501,374	446,190	801,721	268,885	123	2,279,785
Fixed and Other Assets	—	—	—	—	—	—	466,607	466,607

Total Assets	$2,807,194	$762,323	$1,260,764	$1,948,764	$1,345,989	$319,080	$709,415	$9,153,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$319,194	$—	$—	$—	$—	$—	$—	$319,194
Repurchase Agreements	571,983	—	150,006	—	200,000	—	—	921,989
Federal Funds Purchased and Other Borrowings	650,000	725,000	—	—	—	—	—	1,375,000
Deposits
Certificates of Deposit	995,722	615,903	337,947	266,834	428,859	105,927	(33,749)	2,717,443
Demand Deposits and Savings Accounts	218,185	140,436	27,382	270,867	—	—	—	656,870
Transactional Accounts	399,186	238,520	520,750	822,216	—	—	261	1,980,933
Term and Subordinated Debt	—	—	—	25,518	132,016	121,663	3,906	283,103
Other Liabilities and Capital	—	—	—	—	—	—	898,997	898,997

Total Liabilities and Capital	$3,154,270	$1,719,859	$1,036,085	$1,385,435	$760,875	$227,590	$869,415	$9,153,529

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,936,352	$813,270	$490,932	$226,717	$494,840	$278,647	$—	$4,240,758
Interest Rate Swaps (Liabilities)	3,399,123	474,270	285,594	29,646	(114,159)	166,284	—	4,240,758
Caps	46,608	3,466	41,043	974	1,126	—	—	93,217
Caps Final Maturity	46,608	3,466	41,043	974	1,126	—	—	93,217

GAP	$(1,809,847)	$(618,536)	$430,017	$760,400	$1,194,113	$203,853	$(160,000)	$—

Cumulative GAP	$(1,809,847)	$(2,428,383)	$(1,998,366)	$(1,237,966)	$(43,853)	$160,000	$—	$—

Cumulative interest rate gap to earning assets	-20.83%	-27.95%	-23.00%	-14.25%	-0.50%	1.84%
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
          The ALCO has decided to maintain its negative interest rate gap in the current flat yield curve environment. However it is not yet prepared to increase the duration of its investment portfolio with new acquisitions of securities until some steepening in the yield curve is observed. Any increase in the duration of its equity will only be achieved by an increase in the commercial activity of the Bank.
          The ALCO monitors interest rate gaps in combination with net interest margin (NIM) sensitivity and duration of market value equity (MVE).
          NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $30 million of maximum NIM loss for a 1% parallel shock and $135 million maximum MVE loss for a 1% parallel shock.
          As of March 31, 2006, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $26.3 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $30.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $111.4 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $135.0 million limit.
          As of March 31, 2006 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2006, the Corporation had $3.0 billion in unsecured lines of credit ($2.7 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.4 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
          The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from BSCH or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by BSCH and affiliates to the Corporation is $1.1 billion.
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
          During the first quarter of 2006 the Corporation engaged in several financing transactions in order to fund the acquisition of Island Finance. In connection with this transaction, on February 28, 2006, the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company, to be used in connection with the acquisition of substantially all the assets of Island Finance in Puerto Rico from Wells Fargo. The loan bears interest at an annual rate of 4.965%, payable semiannually. The entire principal balance of the loan is due and payable on August 28, 2006. The Corporation did not pay any commitment fee of commission in connection with the loan.
          The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037 to the Trust.
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2006, the Corporation had a liquidity ratio of 9.9%. At March 31, 2006, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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
ITEM 1A. RISK FACTORS
          Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Current Economic Condition of the Commonwealth of Puerto Rico. As a result of an impasse between the legislative and executive branches relating to budgetary and cash flow issues affecting the financial situation of the Government of Puerto Rico (“the Government”), on May 1, 2006 the Government closed a number of government agencies for the remainder of its current fiscal year, which ends on June 30, 2006. This partial shutdown includes the closing of the Island’s public schools and indirectly forced the closing of government offices at certain municipalities. Approximately 95,000 public employees have been placed on unpaid leave until the budgetary crisis is resolved. On May 10, 2006 the legislative leaders of both Houses of the Legislature and the Governor agreed to follow the recommendations made by a mediation committee created to deal with the crisis. They announced that government employees would return to their jobs on Monday, May 15, 2006, however, such return is conditioned on adopting legislation authorizing the Government Development Bank for Puerto Rico to make a loan of up to $741 million to the Government to cover the budgetary deficit. Government officials are discussing this legislation and other legislative measures that would provide a repayment source for this loan. Notwithstanding a resolution of the crisis that led to the Government shutdown, there are open issues being discussed between the legislative and executive branches of the Government relating to fiscal and tax reform that have not been resolved and are relevant to the budgetary and cash flow issues still facing the Government.
          The current economic uncertainty that exists in Puerto Rico caused by the failure of the legislative and executive branches of the Government to reach an agreement regarding tax and fiscal reform and budget approval, coupled with increases in the price of petroleum and other consumer goods, are aggravating the concerns over the economic situation of the Island. The partial shutdown of the government, the increase in petroleum prices, along with rising interest rates, may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.
          The Corporation is granting credit extensions and moratoria, subject to strict requirements and qualifications, on certain mortgage and consumer loans of government employees.
Downgrades of Commonwealth of Puerto Rico debt obligations. Although Puerto Rico’s economy is closely integrated to that of the U.S., and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led to a downgrade of its debt obligations.
On May 8, 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list” for possible further downgrade. In addition to the Commonwealth’s general obligation bonds, the downgrade affects certain Commonwealth-guaranteed bonds, Commonwealth appropriation bonds, and government bond programs directly or indirectly linked to the general creditworthiness of the Commonwealth. All have been downgraded by one notch. The Commonwealth’s appropriation bonds, and some of the subordinated revenue bonds of the Highway and Transportation Authority, are now rated just below investment grade at Ba1. As of March 31, 2006, the Corporation had $57.0 million in Puerto Rico Government and agencies available for sale with gross unrealized losses of $0.7 million.
          According to Moody’s, this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Even assuming the enactment of significant measures, Moody’s believes that budget deficits and fiscal imbalance could continue in the coming years. Standard & Poor’s, the other nationally recognized rating agency that has outstanding ratings of the Government’s debt is also cautiously monitoring the situation.
          It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the current budgetary crisis and ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues. The Corporation’s business activities and credit exposure are concentrated in Puerto Rico. Accordingly, the Corporation’s financial condition and results of operations are dependent to a significant extent upon the economic conditions prevailing in Puerto Rico. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse could have a negative impact on the Corporation’s future financial condition and results of operations.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5 — OTHER INFORMATION
          None

ITEM 6 – EXHIBITS

A.	Exhibit No.	Exhibit Description	Reference

	(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander Bancorp	Exhibit 3.3 8-A12B

	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

	(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

	(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

	(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

	(3.2)	Bylaws	Exhibit 3.1 8-A12B

	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

	(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04

	(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

	(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

	(4.5)	Not Used

	(4.6)	Indenture,dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6

	(4.7)	First Supplemental Indenture, dated as of February 28, 2006, between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.7

	(4.8)	Amended and Restated Declaration of Trus and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmington Trust Company, the Administrative Trustees named therein and The holders from time to time, of the undivided beneficial ownership interests in The assets of the Trust.	Exhibit 4.8

	(4.9)	Guarantee Agreement, dated as of February 28, 2006, between Santander BanCorp And Banco Popular de Puerto Rico	Exhibit 4.9

	(4.10)	Global Capital Securities Certificate	Exhibit 4.10

	(4.11)	Certificate of Junior Subordinated Debenture	Exhibit 4.11

	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander Puerto Rico	Exhibit 10A10K-12/31/02

	(10.2)	Employment Contract – José Ramón González	Exhibit 10.1 10Q-03/31/05

	(10.3)	Employment Contract – Carlos M. García	Exhibit 10.2 10Q-03/31/05

	(10.4)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A10Q-06/30/03

	(10.5)	Employment Contract – Roberto Córdova	Exhibit 10.3 10Q-03/31/05

	(10.6)	Employment Contract – Bartolomé Vélez	Exhibit 10.4 10Q-03/31/05

	(10.7)	Employment Contract – Lillian Díaz	Exhibit 10.5 10Q-03/31/05

	(10.8)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1210KA-12/31/04

	(10.9)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1310KA-12/31/04

	(10.10)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04

	(10.11)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.1510Q-03/31/04

	(10.12)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

	(10.13)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purchase And sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Finance Corporation dated as of January 22, 2006	Exhibit 10.1 8K-01/25/06

Exhibit No.	Exhibit Description	Reference

(10.14)	Loan Agreement between Santander BanCorp and Santusa Holding, S.L. For $725 million	Exhibit 10.14

(14)	Code of Ethics	Exhibit 14 10KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-05/12/06

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: May 15, 2006	By:/s/ José Ramón González
President and Chief Executive Officer

Dated: May 15, 2006	By:/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: May 15, 2006	By:/s/ María Calero
Executive Vice President and
Chief Accounting Officer