Form 10-Q/A
period 2005-06-30
SANTANDER BANCORP
filed 2006-06-15
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q/A
(Amendment No.1)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of July 31, 2005

Common Stock, $2.50 par value	46,639,104

SANTANDER BANCORP
Forward-Looking Statements. When used in this Form 10-Q/A or future filings by Santander BanCorp (the “Corporation”) with the Securities and Exchange Commission, in the Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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

PART I — ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
	As Restated*
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$198,086	$110,148
Interest-bearing deposits	52,520	42,612
Federal funds sold and securities purchased under agreements to resell	398,630	326,650

Total cash and cash equivalents	649,236	479,410

INTEREST-BEARING DEPOSITS	100,000	50,000
TRADING SECURITIES	50,000	34,184
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	933,982	1,454,858
Other investment securities available for sale	509,442	523,274

Total investment securities available for sale	1,443,424	1,978,132

OTHER INVESTMENT SECURITIES, at amortized cost	37,500	37,500
LOANS HELD FOR SALE, net	278,314	271,596
LOANS, net	5,676,698	5,218,524
ACCRUED INTEREST RECEIVABLE	50,797	44,682
PREMISES AND EQUIPMENT, net	54,245	52,854
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	9,283	8,003
OTHER ASSETS	127,793	113,971

	$8,512,081	$8,323,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$792,667	$744,019
Interest-bearing	4,750,517	4,004,120

Total deposits	5,543,184	4,748,139

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	926,502	780,334
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	876,532	1,349,444
COMMERCIAL PAPER ISSUED	264,592	629,544
TERM NOTES	39,282	31,457
SUBORDINATED CAPITAL NOTES	74,574	72,588
ACCRUED INTEREST PAYABLE	37,384	22,666
OTHER LIABILITIES	180,596	136,129

Total liabilities	7,942,646	7,770,301

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued in June 2005 and December 2004; 46,639,104 shares outstanding in June 2005 and December 2004	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in June 2005 and December 2004	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(21,350)	(6,818)
Retained earnings:
Reserve fund	126,820	126,820
Undivided profits	100,720	70,099

Total stockholders’ equity	569,435	553,346

	$8,512,081	$8,323,647

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	As Restated*	As Restated*	As Restated*	As Restated*
INTEREST INCOME:
Loans	$162,809	$121,081	$85,436	$61,976
Investment securities	38,414	51,747	15,958	24,532
Interest-bearing deposits	1,547	234	1,336	102
Federal funds sold and securities purchased under agreements to resell	2,668	1,219	1,320	639

Total interest income	205,438	174,281	104,050	87,249

INTEREST EXPENSE:
Deposits	52,500	26,711	30,219	13,531
Securities sold under agreements to repurchase and other borrowings	41,269	37,607	18,871	18,958
Subordinated capital notes	1,299	28	698	7

Total interest expense	95,068	64,346	49,788	32,496

Net interest income	110,370	109,935	54,262	54,753
PROVISION FOR LOAN LOSSES	10,750	14,750	4,050	6,000

Net interest income after provision for loan losses	99,620	95,185	50,212	48,753

OTHER INCOME (LOSS):
Bank service charges, fees and other	20,627	19,224	10,432	9,579
Broker-dealer, asset management and insurance fees	26,339	25,265	13,766	12,814
Gain on sale of securities	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Gain on sale of mortgage servicing rights	55	196	12	105
Gain (loss) on sale of loans	7,207	157	6,127	(55)
Gain on sale of building	—	2,754	—	—
Other income	6,712	3,009	1,749	539

Total other income	71,572	59,608	32,484	23,082

OTHER OPERATING EXPENSES:
Salaries and employee benefits	48,289	46,229	24,121	22,680
Occupancy costs	8,388	6,670	4,364	3,270
Equipment expenses	1,800	1,885	884	1,000
EDP servicing, amortization and technical assistance	15,389	17,814	7,596	8,304
Communication expenses	4,196	4,590	2,180	2,482
Business promotion	5,042	4,312	2,680	2,632
Other taxes	4,188	4,525	2,086	2,251
Other operating expenses	22,754	22,614	10,769	11,999

Total other operating expenses	110,046	108,639	54,680	54,618

Income before provision for income tax	61,146	46,154	28,016	17,217
PROVISION FOR INCOME TAX	15,599	3,420	8,383	462

NET INCOME	$45,547	$42,734	$19,633	$16,755

BASIC AND DILUTED EARNINGS PER COMMON SHARE**	$0.98	$0.92	$0.42	$0.36

*	See Note 2

**	After giving retroactive effect to the 10% stock dividend declared on July 9, 2004.
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands)

	Six months ended	Year ended
	June 30, 2005	December 31, 2004
	As Restated*
Common Stock:
Balance at beginning of period	$126,626	$116,026
Stock dividend distributed	—	10,600

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	304,171	211,742
Stock dividend distributed	—	92,429

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(15,507)	9,094
Unrealized net gain on cash flow hedges, net of tax	975	3,463
Minimum pension liability, net of tax	—	90

Balance at end of period	(21,350)	(6,818)

Reserve Fund:
Balance at beginning of period	126,820	118,919
Transfer from undivided profits	—	7,901

Balance at end of period	126,820	126,820

Undivided Profits:
Balance at beginning of period	70,099	116,036
Net income	45,547	86,928
Transfer to reserve fund	—	(7,901)
Deferred tax benefit amortization	(2)	(13)
Common stock cash dividends	(14,924)	(21,922)
Stock dividend distributed	—	(103,029)

Balance at end of period	100,720	70,099

Total stockholders’ equity	$569,435	$553,346

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	As Restated*	As Restated*	As Restated*	As Restated*
Comprehensive Income
Net income	$45,547	$42,734	$19,633	$16,755

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities available for sale, net of tax	200	(18,237)	15,194	(26,123)
Reclassification adjustment for gains on investment securities available for sale included in net income, net of tax	(15,707)	(4,672)	(897)	(3,232)
Unrealized losses on investments securities transferred to the held to maturity category, net of amortization	—	(21)	—	(10)

Unrealized (losses) gains on investment securities available for sale, net of tax	(15,507)	(22,930)	14,297	(29,365)
Unrealized gains on derivative used for cash flow hedges, net of tax	975	1,968	274	1,458
Reclassification adjustment for derivative losses included in net income, net of tax	—	(1)	—	—

Other comprehensive (loss) income, net of tax	(14,532)	(20,963)	14,571	(27,907)

Comprehensive income (loss)	$31,015	$21,771	$34,204	$(11,152)

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six months ended
	June 30, 2005	June 30, 2004
	As Restated*	As Restated*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,547	$42,734

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,052	6,641
Deferred tax provision	3,250	2,683
Provision for loan losses	10,750	14,750
Gain on sale of building	—	(2,754)
Gain on sale of securities	(17,376)	(9,003)
Gain on sale of loans	(7,207)	(157)
Gain on sale of mortgage-servicing rights	(55)	(196)
(Gain) loss on derivatives	(2,723)	228
Trading gains	(106)	(780)
Net premium amortization on securities	2,294	1,986
Net premium amortization on loans	185	229
Purchases and originations of loans held for sale	(377,394)	(348,240)
Proceeds from sales of loans held for sale	162,289	30,034
Repayments of loans held for sale	7,936	21,041
Proceeds from sales of trading securities	540,280	1,077,978
Purchases of trading securities	(555,990)	(1,077,595)
Net change in:
Increase in accrued interest receivable	(6,115)	(545)
(Increase) decrease in other assets	(5,192)	15,783
Increase in accrued interest payable	14,718	139
Increase in other liabilities	25,632	34,055

Total adjustments	(198,772)	(233,723)

Net cash used in operating activities	(153,225)	(190,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest-bearing deposits	(50,000)	9,700
Proceeds from sales of investment securities available for sale	851,388	595,884
Proceeds from maturities of investment securities available for sale	4,599,749	635,655
Purchases of investment securities available for sale	(4,999,352)	(1,258,155)
Proceeds from maturities of investment securities held to maturity and other investments	—	25,838
Purchases of investment securities held to maturity	—	(41,610)
Repayment of securities and securities called	73,223	121,253
Proceeds from derivative transactions	2,303	—
Purchases of mortgage loans	(89,746)	(39,362)
Net increase in loans	(171,803)	(381,533)
Proceeds from sales of mortgage-servicing rights	55	196
Proceeds from sale of building	—	14,000
Purchases of premises and equipment	(4,255)	(551)

Net cash provided by (used in) investing activities	211,562	(318,685)

(Continued)

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2005	2004
	As Restated*	As Restated*
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$802,817	$268,796
Net increase in federal funds purchased and other borrowings	146,168	77,000
Net decrease in securities sold under agreements to repurchase	(472,912)	(139,205)
Net (decrease) increase in commercial paper issued	(364,952)	319,732
Net increase in term notes	7,825	8,147
Issuance of subordinated capital notes	5	—
Dividends paid	(7,462)	(4,664)

Net cash provided by financing activities	111,489	529,806

NET CHANGE IN CASH AND CASH EQUIVALENTS	169,826	20,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$649,236	$413,365

(Concluded)

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), an 89% owned subsidiary of Banco Santander Central Hispano, S.A. (“Santander”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the quarters and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.
     These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Corporation’s Form 10-K for the year ended December 31, 2005, which includes the 2004 restated consolidated financial statements. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Corporation’s Form 10-K.
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
     Based on management’s last annual impairment assessment of the Corporation’s goodwill, which included an independent valuation of its reporting units, management determined that the Corporation’s goodwill was not impaired.
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
Mortgage Banking
     Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. No asset or liability is recorded by the Corporation for mortgages serviced, except for MSRs rights arising from the sale of mortgages, advances to investors and escrow balances.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share were 46,639,104 for each of the quarters and six month periods ended June 30, 2005 and 2004, respectively, after giving retroactive effect to a 10% stock dividend declared on July 9, 2004. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended June 30, 2005 and 2004.
Recent Accounting Pronouncements which Affect the Corporation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) was effective July 1, 2005. However, on April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures subsequent to the adoption. The implementation of SFAS No. 123(R) and SAB No. 107 is not expected to have a material impact on the Corporation’s consolidated results of operations, financial position and disclosures.
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

2. Restatement of Previously Issued Financial Statements:
     Subsequent to the issuance of the Corporation’s condensed consolidated financial statements for the six and three months ended June 30, 2005, management of the Corporation determined that certain transactions originally accounted for as purchases of mortgage notes and sales of mortgage notes did not qualify for treatment as purchases and sales under the criteria for sale accounting as outlined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125” (SFAS No. 140). These transactions are described below. As a result, the accompanying 2005 and 2004 interim condensed consolidated financial statements have been restated from amounts previously reported to correct the accounting for these transactions.
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

The adjustments to correct the sale transactions did not have an effect on the 2005 and 2004 consolidated balance sheets as the secured borrowings were paid in full in 2003. The adjustment to correct the purchase transactions was to present the transaction as commercial loans secured by mortgages classified within loans, net on the 2005 and 2004 consolidated balance sheets. There was no effect on the 2005 and 2004 interim consolidated statements of income since the secured borrowings were repaid in full in 2003. The adjustment to correct the purchase transactions did not have an effect on net income previously recorded for the interim periods ended June 30, 2005 and 2004.

•	During 2003, the Corporation purchased the outstanding balance of the mortgage loans previously sold during 2000 and 2001 to the counterparty discussed in the preceding paragraph at fair value of $235 million, resulting in a premium paid of approximately $13.6 million. The Corporation also sold the mortgage servicing rights of the portfolio to the same counterparty for $4.1 million. Since the purchases of loans in 2000 and 2001 are now accounted as financing transactions, the mortgage loans purchased in 2003 are now accounted for as a repayment of the commercial loan and the premium paid is accounted for as a debt extinguishment loss in the 2003 consolidated statement of income, which resulted in an increase in net interest income of $1.2 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively.

•	During 2003, 2004 and the first quarter of 2005, the Corporation purchased mortgage loans amounting to $441 million from one unrelated local financial institution and $750 million from another unrelated financial institution. The transactions involved guarantees of payment of an uncapped floating pass-through rate of interest and other recourse guarantees to the purchaser of mortgage loans. The Corporation originally recorded these transactions as purchased loans on its consolidated balance sheet. Based on a subsequent review of the written terms and conditions of the contracts and the absence of other written terms and conditions that may be customary to such transactions, the Corporation determined that the transactions did not qualify as purchases in accordance with SFAS No. 140. Accordingly, the transactions were reversed and are now accounted for as financings secured by mortgage notes and reported in the consolidated balance sheet as commercial loans (presented within loans, net).

The adjustment to correct the accounting for these transactions did not have an effect on net income previously recorded for the periods ended June 30, 2005 and 2004.
     The following is a summary of the significant effects of the restatement on the Corporation’s condensed consolidated financial statements.

	As of June 30, 2005
	As Previously
	Reported	As Restated
	(Dollars in thousands)
Selected Balance Sheet Data:
Loans, net	$5,700,170	$5,676,698
Other Assets	122,263	127,793
Total Assets	8,530,023	8,512,081
Other Liabilities	196,664	180,596
Total Liabilities	7,958,714	7,942,646
Reserve Fund	127,086	126,820
Undivided Profits	102,328	100,720
Total Retained Earnings	229,414	227,540
Total Stockholders’ Equity	571,309	569,435

Capital :
Tier 1 capital to risk-adjusted assets	9.75%	8.85%
Total capital to risk-adjusted assets	12.34%	11.21%
Leverage ratio	6.52%	6.49%

	For the Three Months Ended,
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
		(Dollars in thousands, except per share data)
Selected Statement of Income Data:
Total Interest Income	$103,456	$104,050	$86,126	$87,249
Total Other Operating Expenses	54,706	54,680	54,658	54,618
Provision for Income Tax	8,141	8,383	8	462
Net Income	19,255	19,633	16,046	16,755

Basic and Diluted Earnings per Common Share	0.41	0.42	0.34	0.36

	For the Six Months Ended,
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
		(Dollars in thousands, except per share data)
Selected Statement of Income Data:
Total Interest Income	$204,206	$205,438	$171,953	$174,281
Total Other Operating Expenses	110,097	110,046	108,727	108,639
Provision for Income Tax	15,099	15,599	2,477	3,420
Net Income	44,764	45,547	41,261	42,734

Basic and Diluted Earnings per Common Share	0.96	0.98	0.88	0.92

Selected Cash Flows Data:
Cash Used in Operating Activities
Net Income	44,764	45,547	41,261	42,734
Deferred tax provision	2,750	3,250	1,741	2,683
Net premiun amortization on loans	1,469	185	2,646	229
Net change in other assets	(5,269)	(5,192)	16,260	15,783
Net change in other liabilities	25,706	25,632	33,186	34,055

Net Cash Used in Operating Activities	(153,227)	(153,225)	(191,380)	(190,989)

Cash Provided by (Used in) Investing Activities
Purchases of mortgage loans	(289,897)	(89,746)	(421,070)	(39,362)
Changes in loans	28,350	(171,803)	566	(381,533)

Net Cash Provided by (Used in) Investing Activities	211,564	211,562	(318,294)	(318,685)
3. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$181,434	$—	$1,097	$180,337	2.26%
After one year to five years	181,492	—	2,454	179,038	3.53%
After five years to ten years	362,806	1,509	378	363,937	4.13%

	725,732	1,509	3,929	723,312	3.50%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,575	6	—	8,581	4.72%
After one year to five years	20,355	173	16	20,512	4.65%
After five years to ten years	13,800	—	179	13,621	4.24%
Over ten years	8,038	56	9	8,085	6.25%

	50,768	235	204	50,799	4.80%

Mortgage-backed securities:
Over ten years	677,674	204	8,640	669,238	4.90%

Foreign securities:
After one year to five years	75	—	—	75	5.60%

	$1,454,249	$1,948	$12,773	$1,443,424	4.20%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year to five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years to ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year to five years	21,777	412	—	22,189	4.51%
After five years to ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year to five years	839	51	—	890	8.36%
After five years to ten years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign Securities:
Within one year	75	—	—	75	6.98%
After one year to five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

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

4. Loans
     The Corporation’s loan portfolio at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Commercial and industrial	$3,398,407	$3,202,242
Consumer	507,035	448,385
Leasing	135,781	126,148
Construction	204,947	201,041
Mortgage	1,503,317	1,316,249

	5,749,487	5,294,065
Unearned income and deferred fees/costs	(7,166)	(6,364)
Allowance for loan losses	(65,623)	(69,177)

Loans, net	$5,676,698	$5,218,524

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands)
Balance at beginning of period	$69,177	$69,693	$69,205	$71,689
Provision for loan losses	10,750	14,750	4,050	6,000
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(392)	—	(158)

	79,927	84,051	73,255	77,531

Losses charged to the allowance:
Commercial	5,394	13,042	1,355	9,624
Construction	1,438	—	1,438	—
Consumer	10,072	10,333	5,690	4,989
Leasing	566	837	231	509

	17,470	24,212	8,714	15,122

Recoveries:
Commercial	949	2,546	483	1,535
Consumer	2,020	4,051	492	2,601
Leasing	197	229	107	120

	3,166	6,826	1,082	4,256

Net loans charged off	14,304	17,386	7,632	10,866

Balance at end of period	$65,623	$66,665	$65,623	$66,665

     During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$1,269	$879	$1,533	$1,113
Provision for losses on unfunded commitments and standby letters of credit	234	392	(30)	158

Balance at end of period	$1,503	$1,271	$1,503	$1,271

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
     Intangible assets, with an indefinite life, are not amortized and are tested for impairment at least annually by comparing the fair value with the carrying amount of those assets. In determining the indefinite life for those assets, the Corporation considers the expected cash flows and several factors such as legal, regulatory, economic, contractual, competition and others, which could limit the useful life.
     Tangible and intangible assets with finite useful lives are amortized over their estimated useful lives.
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment and the Wealth Management segment as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254

	$34,791	$34,791

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

Other Intangible Assets
     Other intangible assets subject to amortization at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Mortgage-servicing rights	$7,883	$6,503
Advisory-servicing rights	1,400	1,500

	$9,283	$8,003

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life.
7. Other Assets
     Other assets at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets, net	$9,814	$4,043
Accounts receivable	61,798	61,311
Securities sold not delivered, net	—	669
Other real estate	5,733	3,034
Software, net	10,728	12,263
Prepaid expenses	6,648	9,447
Customers’ liabilities on acceptances	3,922	2,166
Derivative assets	21,610	17,443
Other	7,540	3,595

	$127,793	$113,971

8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$926,502	$876,532	$264,592

Average indebtedness outstanding during the period	$800,455	$1,127,505	$465,305

Maximum amount outstanding during the period	$975,156	$1,149,442	$830,000

Average interest rate for the period	2.90%	4.11%	2.71%

Average interest rate at period end	3.25%	4.16%	3.20%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the year	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the year	$1,033,051	$2,052,790	$675,000

Average interest rate for the year	1.75%	3.48%	1.53%

Average interest rate at year end	2.09%	4.11%	2.38%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$200,541	$205,334
Over ninety days	725,961	575,000

Total	$926,502	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$376,526	$374,438
Over ninety days	500,006	975,006

Total	$876,532	$1,349,444

Commercial paper issued:
Within thirty days	$214,802	$629,544
Over thirty to ninety days	49,790	—

Total	$264,592	$629,544

     As of June 30, 2005 and December 31, 2004, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 21.52 months and 21.18 months, respectively.
     As of June 30, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$100,000	$104,446	22.47
Federal Home Loan Bank New York	100,000	103,619	33.57
Barclays Capital	17,231	17,588	0.39
JP Morgan Chase Securities, Inc.	213,188	221,846	3.97
Lehman Brothers RS	250,006	283,828	70.73
UBS Financial Services, Inc.	196,107	202,655	0.35

	$876,532	$933,982	35.39

There may be a penalty on early termination of these securities sold under agreements to repurchase.
The following investment securities were sold under agreements to repurchase:

	June 30, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
	Securities	Borrowings	Securities	Rate
Underlying Securities	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$302,260	$262,397	$302,260	3.63%
Mortgage-backed securities	631,722	614,135	631,722	4.86%

Total	$933,982	$876,532	$933,982	4.47%

	December 31, 2004
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
	Securities	Borrowings	Securities	Rate
Underlying Securities	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$1,085,183	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,454,858	$1,349,444	$1,454,858	4.49%

9. Derivative Financial Instruments:
As of June 30, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss)	Comprehensive
			for the six	Income* for the
	Notional		months ended	six months ended
	Amount	Fair Value	June 30, 2005	June 30, 2005
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(116)	$—	$1,298
Foreign currency forward	183,878	(5,123)	—	(323)
FAIR VALUE HEDGES
Interest rate swaps	1,141,629	(10,915)	387	—
OTHER DERIVATIVES
Options	107,420	11,464	2,471	—
Embedded options on stock-indexed deposits and notes	(106,718)	(11,464)	(168)	—
Interest rate caps	37,880	7	61	—
Customer interest rate caps	(36,007)	(8)	(51)	—
Customer interest rate swaps	(540,195)	(35)	902	—
Interest rate swaps	534,195	860	(592)	—
Interest rate swaps-freestanding derivatives	327,000	(273)	(273)	—
Loan commitments	7,589	(9)	(14)	—

			$2,723	$975

*	Net of tax
     As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Amount	Value	2004	2004
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,244)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	618,648	(9,764)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits and notes	(69,125)	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	(32,975)	38	(217)	—
Customer interest rate swaps	(167,713)	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

*	Net of tax
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On May 31, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 19,500,000,000 Japanese Yen (“JPY”) for a six month term at a per annum rate of 0.1866%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in U.S. Dollars (“USD”), management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $176 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD and bought JPY forward and sold USD, in this manner eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 3.67%. This rate is equivalent to the six-month LIBOR (as of the date of the transaction) plus 13 basis points. Management classified this transaction as a FX cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional amount of the FX swap is $183.9 million and matures in late 2005.
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
     As of June 30, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.1 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.33% and 4.21%, respectively. As of June 30, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.0 billion and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the six months ended June 30, 2005, the Corporation recognized a gain of approximately $0.4 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2005 and the year ended December 31, 2004, the Corporation recognized a net gain of $320,000 and a net loss of $47,000, respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the six months ended June 30, 2005, the Corporation recognized a loss of $273,000 on these transactions.

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
     The components of net periodic benefit cost for the Plan for the six-month and three month periods ended June 30, 2005 and 2004 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$694	$666	$347	$333
Interest cost	1,016	914	508	457
Expected return on plan assets	(1,068)	(818)	(534)	(409)
Net amortization	228	(38)	114	(19)

Net periodic benefit cost	$870	$724	$435	$362

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
     The components of net periodic benefit cost for the Central Hispano Plan for the six-month and three month periods ended June 30, 2005 and 2004 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Interest cost	$952	$990	$476	$495
Expected return on plan assets	(1,000)	(614)	(500)	(307)
Net amortization	210	—	105	—

Net periodic benefit cost	$162	$376	$81	$188

     For the Central Hispano Plan the required minimum contribution to be paid during 2005 for the 2005 plan year is $2,054,000.
12. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,810,000 and $2,289,000 at June 30, 2005 and December 31, 2004, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2005 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $233,411,000 and $244,107,000 at June 30, 2005 and December 31, 2004, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
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

	June 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$113,598	$77,514	$53,009	$24,530	$15,517	$(7,158)	$277,010
Intersegment revenue	5,465	—	—	—	1,693	(7,158)	—
Interest income	95,049	73,211	40,923	838	1,031	(5,614)	205,438
Interest expense	22,732	25,137	49,585	871	2,431	(5,688)	95,068
Depreciation and
amortization	2,894	719	75	256	2,108	—	6,052
Segment income (loss) before income tax	34,171	46,977	1,226	6,588	(27,504)	(312)	61,146
Segment assets	$3,514,464	$2,947,480	$2,027,408	$94,462	$321,826	$(393,559)	$8,512,081

	June 30, 2004
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
			(In thousands)
Total external revenue	$93,252	$49,187	$60,476	$24,785	$9,958	$(3,769)	$233,889
Intersegment revenue	2,141	—	—	1	1,627	(3,769)	—
Interest income	75,861	47,450	51,926	738	492	(2,186)	174,281
Interest expense	13,353	8,614	43,415	462	730	(2,228)	64,346
Depreciation and amortization	3,116	518	131	171	2,705	—	6,641
Segment income (loss) before income tax	17,492	35,716	14,144	7,891	(28,407)	(682)	46,154
Segment assets	$3,136,678	$2,062,864	$2,697,957	$89,712	$260,180	$(293,719)	$7,953,672
Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2005	June 30, 2004
Revenues:
Total revenues for reportable segments	$268,651	$227,700
Other revenues	15,517	9,958
Elimination of intersegment revenues	(7,158)	(3,769)

Total consolidated revenues	$277,010	$233,889

Total income before tax of reportable segments	$88,962	$75,243
Income (loss) before tax of other segments	(27,504)	(28,407)
Elimination of intersegment income before tax	(312)	(682)

Consolidated income before tax	$61,146	$46,154

Assets:
Total assets for reportable segments	$8,583,814	$7,987,211
Assets not attributed to segments	321,826	260,180
Elimination of intersegment assets	(393,559)	(293,719)

Total consolidated assets	$8,512,081	$7,953,672

14. Subsequent Event:
     On August 1, 2005, a temporary, two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. The estimated incremental effect of this surtax corresponding to the six month period ended June 30, 2005 has been estimated at $0.8 million which will be recorded during the third quarter of 2005.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
CONDENSED INCOME STATEMENTS
Interest income	$205,438	$174,281	$104,050	$87,249
Interest expense	95,068	64,346	49,788	32,496

Net interest income	110,370	109,935	54,262	54,753
Gain on sale of securities	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Other income	60,940	50,605	32,086	22,982
Operating expenses	110,046	108,639	54,680	54,618
Provision for loan losses	10,750	14,750	4,050	6,000
Income tax	15,599	3,420	8,383	462

Net income	$45,547	$42,734	$19,633	$16,755

PER COMMON SHARE DATA*
Net income	$0.98	$0.92	$0.42	$0.36
Book value	$12.21	$10.47	$12.21	$10.47
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.32	$0.22	$0.16	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,649,010	$4,367,112	$5,827,021	$4,556,256
Allowance for loan losses	69,753	73,767	70,232	74,160
Earning assets	7,788,796	7,046,992	7,698,510	7,188,062
Total assets	8,192,321	7,398,326	8,137,012	7,536,149
Deposits	4,939,532	4,048,099	5,148,346	4,111,679
Borrowings	2,498,732	2,676,930	2,166,111	2,735,604
Common equity	600,708	489,659	628,041	479,516
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses (1)	$5,955,012	$4,840,848	$5,955,012	$4,840,848
Allowance for loan losses (1)	65,623	66,665	65,623	66,665
Earning assets	8,235,172	7,697,520	8,235,172	7,697,520
Total assets	8,512,081	7,953,672	8,512,081	7,953,672
Deposits	5,543,184	4,402,205	5,543,184	4,402,205
Borrowings	2,181,482	2,860,707	2,181,482	2,860,707
Common equity	569,435	488,142	569,435	488,142
Continued

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.05%	3.40%	2.97%	3.31%
Efficiency ratio (2)	61.56%	65.09%	61.25%	66.52%
Return on average total assets (on an annualized basis)	1.12%	1.16%	0.97%	0.89%
Return on average common equity (on an annualized basis)	15.29%	17.55%	12.54%	14.05%
Dividend payout	32.65%	23.91%	38.09%	30.56%
Average net loans/average total deposits	114.35%	107.88%	113.18%	110.81%
Average earning assets/average total assets	95.07%	95.25%	94.61%	95.38%
Average stockholders’ equity/average assets	7.33%	6.62%	7.72%	6.36%
Fee income to average assets (annualized)	1.16%	1.21%	1.19%	1.20%

Capital:

Tier I capital to risk-adjusted assets	8.85%	8.49%	8.85%	8.49%
Total capital to risk-adjusted assets	11.21%	10.03%	11.21%	10.03%
Leverage Ratio	6.49%	6.08%	6.49%	6.08%

Asset quality:

Non-performing loans to total loans	1.27%	1.96%	1.27%	1.96%
Annualized net charge-offs to average loans	0.50%	0.79%	0.52%	0.94%
Allowance for loan losses to period-end loans	1.09%	1.36%	1.09%	1.36%
Allowance for loan losses to non-performing loans	85.64%	69.45%	85.64%	69.45%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	82.08%	66.84%	82.08%	66.84%
Non-performing assets to total assets	0.98%	1.25%	0.98%	1.25%
Recoveries to charge-offs	18.12%	28.19%	12.42%	28.14%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,792,500	$11,497,700	$13,792,500	$11,497,700
Total branches	65	66	65	66
ATMs	150	149	150	149
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect to the 10% stock dividend declared on July 9, 2004.

(1)	After retroactive reclassification adjustment of allowance for losses on unfunded commitments and standby letters of credit.

(2)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt, and gain on sale of building in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of the Corporation and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. This discussion gives effect to the restatement of the Corporation’s quarterly condensed consolidated financial statements as discussed in Note 2 to the consolidated financial statements included in Part I of this report.
          During the first quarter of 2006 the Corporation restated its financial information for the four years ended December 31, 2004. All financial information included herein as of and for the periods ended June 30, 2005 and 2004 give effect to the restatement as discussed in Note 2 to the financial statements. The cumulative effect of all the restatement adjustment is a reduction of common stockholder’s equity as of June 30, 2005 and 2004, of $1.9 million and $3.7 million, respectively. For the six months ended June 30, 2005 and 2004, the restatement adjustment resulted in an increase in net income of $0.8 million and $1.5 million, respectively.
          The following table summarizes the adjustments to restate net income, common stockholders’ equity and basic and diluted earnings per share on the interim consolidated financial statements for the quarterly periods ended March 31 and June 30, 2005 and 2004 and December 31, 2004.

Financial Statements Line Items	1Q05	2Q05	1Q04	2Q04	3Q04	4Q04

($ in thousands)
Common Stockholders’ Equity — as Previously Reported	$544,946	$571,309	$508,324	$491,795	$526,237	$556,003

Net Income — as Previously Reported	$25,509	$19,255	$25,215	$16,046	$21,869	$21,330

Premium amortization and Net interest income	638	594	1,205	1,123	870	694

Reversal of Amortization of MSR & Amortization of reversed gains	25	26	48	40	36	32

Provision (Benefit) for Income Tax on the above adjustments	(258)	(242)	(489)	(454)	(353)	(283)

Net Income — as Restated	$25,914	$19,633	$25,979	$16,755	$22,422	$21,773

Effect of restatement on Common Stockholders’ Equity	$(2,252)	$(1,874)	$(4,362)	$(3,653)	$(3,100)	$(2,657)

Common Stockholders’ Equity — as Restated	$542,694	$569,435	$503,962	$488,142	$523,137	$553,346

Basic and Diluted Earnings per Share as Previously Reported	$0.55	$0.41	$0.54	$0.34	$0.47	$0.46

Basic and Diluted Earnings per Share as Restated	$0.56	$0.42	$0.56	$0.36	$0.48	$0.47

     The following table is a summary of the significant effects of the restatement on the Corporation’s balance sheet as of June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands)
Selected Balance Sheet Data:
Loans, net	$5,700,170	$5,676,698	$4,555,768	$4,549,780
Other Assets	122,263	127,793	122,589	129,884
Total Assets	8,530,023	8,512,081	7,952,365	7,953,672
Other Liabilities	196,664	180,596	178,791	183,751
Total Liabilities	7,958,714	7,942,646	7,460,570	7,465,530
Reserve Fund	127,086	126,820	119,432	118,919
Undivided Profits	102,328	100,720	152,575	149,435
Total Retained Earnings	229,414	227,540	272,007	268,354
Total Stockholders’ Equity	571,309	569,435	491,795	488,142

Capital :
Tier 1 capital to risk-adjusted assets	9.75%	8.85%	9.09%	9.49%
Total capital to risk-adjusted assets	12.34%	11.21%	10.64%	10.03%
Leverage ratio	6.52%	6.49%	6.17%	6.08%
Critical Accounting Policies
     The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2005, which includes Restated Financial review and Supplementary Information for the year 2004.
     The earnings per share computations for all periods presented in the accompanying financial information have been adjusted retroactively to reflect the 10% stock dividend declared by the Board of Directors on July 9, 2004 (refer to the section on “Capital and Dividends” below).
Overview of Results of Operations for the Six-Month and Three Month Periods Ended June 30, 2005
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, and Santander Insurance Agency, Inc.
          Santander BanCorp (the “Corporation”) reported net income of $45.5 million for the six-month period ended June 30, 2005, compared with $42.7 million for the same period in 2004, an improvement of 6.6%. Earnings per common share (EPS) for the six-month periods ended June 30, 2005 and 2004 were $0.98 and $0.92, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2005 were 1.12% and 15.29%, respectively, compared with 1.16% and 17.55% reported during the same six-month period of 2004. The Efficiency Ratio1 for the six months ended June 30, 2005 reflected an improvement of 353 basis points, reaching 61.56% compared to 65.09% for the six months ended June 30, 2004.
          For the second quarter of 2005, the Corporation reported net income of $19.6 million, compared with $16.8 million for the same period in 2004. Earnings per common share (EPS) for the quarters ended June 30, 2005 and 2004 were $0.42 and $0.36, respectively, based on 46,639,104 average shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended June 30, 2005 were 0.97% and 12.54%, respectively, compared with 0.89% and 14.05% reported during the same quarter

[1]	On a tax equivalent basis.

of 2004. The Efficiency Ratio1 for the quarter ended June 30, 2005 reflected an improvement of 527 basis points, reaching 61.25% compared to 66.52% for the quarter ended June 30, 2004.
          The increase of $2.8 million or 6.6% in net income for the six-month period ended June 30, 2005 compared to the same period in 2004 was principally due to an increase of $12.0 million in non-interest income, an increase of $0.4 million in net interest income and a decrease in the provision for loan losses of $4.0 million. These changes were reduced by an increase in operating expenses and in income tax expense of $1.4 million and $12.2 million, respectively.
          The 17.2% increase in net income for the quarter ended June 30, 2005 compared to the same period in 2004 was principally due to an increase of $9.4 million in non-interest income and a decrease in the provision for loan losses of $2.0 million. These changes were reduced by an increase in income tax expense of $7.9 million.
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
          The tables on page 36 and 37, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2005 and 2004 and the six month periods then ended. The table on Interest Variance Analysis — Tax Equivalent Basis on page 34, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first semester and the second quarter of 2005 compared with the same periods of 2004.
     The following table sets forth the principal components of the Corporation’s net interest income (on a tax-equivalent basis) for the six-month and three month periods ended June 30, 2005 and 2004.

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Interest income — tax equivalent basis	$212,759	$183,396	$106,836	$91,624
Interest expense	95,068	64,346	49,788	32,496

Net interest income — tax equivalent basis	$117,691	$119,050	$57,048	$59,128

Net interest margin — tax equivalent basis (1)	3.05%	3.40%	2.97%	3.31%

(1)	Net interest margin (on an annualized basis) for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period .
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
          For the six-month period ended June 30, 2005, net interest income on a tax equivalent basis amounted to $117.7 million, a decrease of 1.1% compared to $119.1 million reported for the same period in 2004. The decrease is mainly attributed to an increment of 71 basis points in the cost of funds while the yield in interest earning assets increased 28 basis points. Further expanding on the behavior of net interest income for the period referred to above, average net loans increased $1.3 billion or 29.4%. This increment was partially offset by a reduction in average investment securities of $589.7 million and an increment in average interest bearing liabilities of $663.9 or 10.9% as compared to June 30, 2004.
          For the quarter ended June 30, 2005, net interest income on a tax equivalent basis amounted to $57.0 million, a decrease of 3.5% compared to $59.1 million for the second quarter in 2004. This decrease was principally due to an increase in the cost of funds of 90 basis points that was partially offset by an increase in the yield on interest earning assets of 44 basis points.
          For the second quarter of 2005 average earnings assets increased by $510.4 million offset by an increase in average bearing liabilities of $450.9 million. The increase in average interest earning assets compared to the second quarter of 2004 was driven by an increase in average net loans of $1.3 billion which was partially offset by a decrease in average investment securities. The decrease in investment securities is mainly attributed to the sale of $785 million of securities during the first quarter of 2005 resulting in a reduction in the yield on investment securities of 23 basis points from 4.84% for the quarter ended June 30, 2004 to 4.61% for the quarter ended June 30, 2005, which further explains the reduction in net interest income for the quarter. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. The increase in average interest bearing liabilities of $450.9 million was driven by an increase in average time deposits of $955.4 million or 61.7%, being partially offset by a decrease in average borrowings of $476.5 million as compared to the quarter ended June 30, 2004.
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
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Six Months Ended June 30, 2005			Three Months Ended June 30, 2005
	Compared to the Six Month Period			Compared to the Three Months Ended
	Ended June 30, 2004			June 30, 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(120)	$1,569	$1,449	$(163)	$844	$681
Time deposits with other banks	545	768	1,313	409	825	1,234
Investment securities	(14,454)	(642)	(15,096)	(9,293)	(1,221)	(10,514)
Loans	37,026	4,671	41,697	18,503	5,308	23,811

Total interest income, on a tax equivalent basis	22,997	6,366	29,363	9,456	5,756	15,212

Interest expense:
Savings and NOW accounts	519	5,723	6,242	208	3,981	4,189
Other time deposits	9,515	10,032	19,547	6,173	6,326	12,499
Borrowings	(1,271)	8,855	7,584	(3,543)	5,421	1,878
Long-term borrowings	(1,591)	(1,060)	(2,651)	(873)	(401)	(1,274)

Total interest expense	7,172	23,550	30,722	1,965	15,327	17,292

Net interest income, on a tax equivalent basis	$15,825	$(17,184)	$(1,359)	$7,491	$(9,571)	$(2,080)

          For the six months ended June 30, 2005, the Corporation’s interest income on a tax equivalent basis increased $29.4 million to $212.8 million from $183.4 million for the same period in 2004. The $29.4 increase in tax equivalent interest income is attributable to a $23.0 million increase related to the volume of average interest earning assets and a $6.4 million increase related to the yield on such assets.
          Average interest earning assets increased 10.5% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase was due mainly to an increase in average net loans of $1.3 billion or 29.4% which was partially offset by a decrease in average investment securities of $589.7 million or 24.4%. The increase in average net loans was due to an increase in the mortgage loan portfolio of 26.8% or $347.1 million during the first semester of 2005 compared to the same period in 2004. Average commercial loans also increased 35.5% or $861.4 million and consumer loans reflected an increase of 20.9% or $82.6 million during the same periods. The decrease in investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005.
          The Corporation’s interest expense for the six months ended June 30, 2005 increased $30.7 million or 47.8% compared to the six months ended June 30, 2004. This increase was attributable to a $7.2 million increase related to the volume of interest bearing liabilities and an $23.5 million increase related to the cost of interest bearing liabilities. The increase in interest expense was primarily due to an increase in average interest bearing liabilities of $663.9 million or 10.9% for the first semester of 2005 compared to the same period in 2004. This increase was due to an increase in average interest bearing deposits of $842.1 million during the first semester of 2005 compared to the first semester of 2004 while average total borrowings decreased $178.2 million.
          The Corporation’s interest income on a tax equivalent basis increased $15.2 million, or 16.6% to $106.8 million for the quarter ended June 30, 2005 from $91.6 million for the quarter ended June 30, 2004. The increase of $15.2 million in tax equivalent interest income is attributable to a $9.5 million increase related to the volume of average interest earning assets and a $5.8 million increase related to the yield on such assets.
          Average interest earning assets increased 7.1% for the quarter ended June 30, 2005 compared to the second quarter of 2004. This increase was primarily driven by an increase in average net loans, which rose 27.9% or $1.3 billion for the second quarter of 2005 compared to the same period in 2004. Due to the continued low interest rate scenario in the mortgage lending market, the average mortgage loan portfolio reflected a growth of 25.6% or $349.6 million. Management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The consumer loan portfolio also reflected an increase of 23.2% or $92.5 million as a result of the Corporation’s marketing strategies to increase its participation in this sector by offering innovative and attractive loan products and credit cards. Average commercial loans reflected an increase of 33.0% or $838.0 million. Average investment securities reflected a decrease of 34.0% or $803.7 million for the second quarter of 2005 compared to the second quarter of 2004 due to the sale of $785 million of investment securities during the first quarter of 2005. Average interest bearing deposits also decreased $43.4 million during the second quarter of 2005, when compared to the same quarter of 2004.
     The average yield on interest earning assets for the semester and the quarter ended June 30, 2005 increased 28 and 44 basis points, respectively compared to the same periods in 2004. These increases were a result of the higher interest rate scenario, specifically, the commercial loan portfolio has a high proportion of loans with floating rates which resulted in an increase in the average yield of this portfolio of 85 basis points for the semester and 114 basis points for the quarter ended June 30, 2005 compared to the same periods in 2004. This was partially offset by lower rates on consumer loans during the periods.
     The Corporation’s interest expense for the quarter ended June 30, 2005 increased by 53.2% to $49.8 million from $32.5 million for the quarter ended June 30, 2004. The $17.3 million increase in interest expense is attributable to a $2.0 million increase related to the volume of interest bearing liabilities and a $15.3 million increase related to the cost of interest bearing liabilities. This increase in interest expense was attributed to an increase of 7.3% or $450.9 million in average interest bearing liabilities, as well as an increase of 90 basis points in the average cost of interest bearing liabilities due to short term interest rate increases. There was an increase of 29.5% or $1.0 billion in the average balance of interest bearing deposits during the second quarter of 2005 compared to the same period in 2004. There was also a decrease of $569.5 million or 20.8% in average total borrowings (including term and subordinated notes).
     The following tables show average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and semesters ended June 30, 2005 and 2004.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2005			June 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$140,685	$1,336	3.81%	$50,023	$102	0.82%
Federal funds sold and securities purchased under agreements to resell	173,164	1,320	3.06%	220,408	639	1.17%

Total interest bearing deposits	313,849	2,656	3.39%	270,431	741	1.10%

U.S. Treasury securities	437	3	2.75%	6,651	14	0.85%
Obligations of other U.S. government agencies and corporations	712,772	8,349	4.70%	1,036,163	14,266	5.54%
Obligations of government of Puerto Rico and political subdivisions	81,941	1,183	5.79%	51,964	986	7.63%
Collateralized mortgage obligations and mortgage backed securities	716,544	8,085	4.53%	1,222,463	12,555	4.13%
Other	45,946	292	2.55%	44,134	605	5.51%

Total investment securities	1,557,640	17,912	4.61%	2,361,375	28,426	4.84%

Loans:
Commercial	3,378,350	43,314	5.14%	2,540,346	25,275	4.00%
Construction	194,827	3,270	6.73%	213,842	2,905	5.46%
Consumer	491,300	11,829	9.66%	398,766	11,117	11.21%
Mortgage	1,716,284	25,959	6.07%	1,366,726	21,216	6.24%
Lease financing	116,492	1,896	6.53%	110,736	1,944	7.06%

Gross loans	5,897,253	86,268	5.87%	4,630,416	62,457	5.43%
Allowance for loan losses	(70,232)			(74,160)

Loans, net	5,827,021	86,268	5.94%	4,556,256	62,457	5.51%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,698,510	106,836	5.57%	7,188,062	91,624	5.13%

Total non-interest earning assets	438,502			348,087

Total assets	$8,137,012			$7,536,149

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,972,160	$10,096	2.05%	$1,907,193	$5,907	1.25%
Other time deposits	1,543,624	11,782	3.06%	1,180,961	5,180	1.76%
Brokered deposits	960,207	8,341	3.48%	367,494	2,444	2.67%

Total interest bearing deposits	4,475,991	30,219	2.71%	3,455,648	13,531	1.57%
Borrowings	2,059,281	18,645	3.63%	2,535,778	16,767	2.66%
Term Notes	34,669	226	2.61%	183,901	2,191	4.79%
Subordinated Notes	72,161	698	3.88%	15,925	7	0.18%

Total interest bearing liabilities/interest expense	6,642,102	49,788	3.01%	6,191,252	32,496	2.11%

Total non-interest bearing liabilities	866,869			865,381

Total liabilities	7,508,971			7,056,633

Stockholders’ Equity	628,041			479,516

Total liabilities and stockholders’ equity	$8,137,012			$7,536,149

Net interest income, on a tax equivalent basis		$57,048			$59,128

Net interest spread			2.56%			3.02%
Cost of funding earning assets			2.59%			1.82%
Net interest margin, on a tax equivalent basis			2.97%			3.31%

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2005			June 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$121,216	$1,547	2.57%	$52,322	$234	0.90%
Federal funds sold and securities purchased under agreements to resell	193,070	2,668	2.79%	212,403	1,219	1.15%

Total interest bearing deposits	314,286	4,215	2.70%	264,725	1,453	1.10%

U.S. Treasury securities	5,494	57	2.09%	3,445	15	0.88%
Obligations of other U.S. government agencies and corporations	998,615	26,750	5.40%	1,042,332	29,140	5.62%
Obligations of government of Puerto Rico and political subdivisions	82,283	2,228	5.46%	43,558	1,872	8.64%
Collateralized mortgage obligations and mortgage backed securities	693,672	15,032	4.37%	1,287,993	27,085	4.23%
Other	45,436	659	2.92%	37,827	1,710	9.09%

Total investment securities	1,825,500	44,726	4.94%	2,415,155	59,822	4.98%

Loans:
Commercial	3,291,282	79,475	4.87%	2,429,908	48,532	4.02%
Construction	193,854	6,439	6.70%	211,762	5,163	4.90%
Consumer	478,065	23,221	9.80%	395,514	23,277	11.84%
Mortgage	1,640,788	50,912	6.26%	1,294,458	41,110	6.39%
Lease financing	113,987	3,771	6.67%	109,237	4,039	7.44%

Gross loans	5,717,976	163,818	5.78%	4,440,879	122,121	5.53%
Allowance for loan losses	(69,753)			(73,767)

Loans, net	5,648,223	163,818	5.85%	4,367,112	122,121	5.62%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,788,009	212,759	5.51%	7,046,992	183,396	5.23%

Total non-interest earning assets	404,037			351,334

Total assets	$8,192,046			$7,398,326

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,964,573	$17,889	1.84%	$1,883,859	$11,647	1.24%
Other time deposits	1,501,005	21,504	2.89%	1,149,246	10,165	1.78%
Brokered deposits	776,440	13,107	3.40%	366,804	4,899	2.69%

Total interest bearing deposits	4,242,018	52,500	2.50%	3,399,909	26,711	1.58%
Borrowings	2,393,265	40,911	3.45%	2,485,051	33,327	2.70%
Term Notes	33,096	358	2.18%	175,954	4,280	4.89%
Subordinated Notes	72,371	1,299	3.62%	15,925	28	0.35%

Total interest bearing liabilities/interest expense	6,740,750	95,068	2.84%	6,076,839	64,346	2.13%

Total non-interest bearing liabilities	850,863			831,828

Total liabilities	7,591,613			6,908,667

Stockholders’ Equity	600,708			489,659

Total liabilities and stockholders’ equity	$8,192,321			$7,398,326

Net interest income, on a tax equivalent basis		$117,691			$119,050

Net interest spread			2.67%			3.10%
Cost of funding earning assets			2.46%			1.84%
Net interest margin, on a tax equivalent basis			3.05%			3.40%

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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(In thousands)
Bank service fees on deposit accounts	$6,155	$6,441	$3,150	$3,172
Other service fees:
Credit card fees	7,211	6,236	3,715	3,176
Mortgage servicing fees	1,003	818	563	393
Trust fees	1,735	1,482	985	902
Other fees	4,523	4,247	2,019	1,936
Broker/dealer, asset management, and insurance fees	26,339	25,265	13,766	12,814
Gain on sale of securities, net	17,376	9,003	415	100
Loss on extinguishment of debt	(6,744)	—	(17)	—
Gain (loss) on sale of loans	7,207	157	6,127	(55)
Mortgage servicing rights recognized	55	196	12	105
Trading (losses) gains	(604)	201	(367)	(477)
Gain (loss) on derivatives	2,723	(228)	(90)	(292)
Other gains, net	2,991	3,967	1,389	310
Other	1,602	1,823	817	998

	$71,572	$59,608	$32,484	$23,082

          The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the six months ended		For the three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(In thousands)
Broker-dealer	$12,888	$15,291	$6,733	$7,631
Asset management	10,311	7,250	5,282	3,809

Total Santander Securities	23,199	22,541	12,015	11,440
Insurance	3,140	2,724	1,751	1,374

Total	$26,339	$25,265	$13,766	$12,814

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

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(In thousands)
Salaries	$29,429	$28,880	$14,912	$14,653
Pension and other benefits	25,168	25,455	12,788	12,514
Expenses deferred as loan origination costs	(6,308)	(8,106)	(3,579)	(4,487)

Total personnel costs	48,289	46,229	24,121	22,680

Occupancy costs	8,388	6,670	4,364	3,270

Equipment expenses	1,800	1,885	884	1,000

EDP servicing expense, amortization and technical services	15,389	17,814	7,596	8,304

Communications	4,196	4,590	2,180	2,482

Business promotion	5,042	4,312	2,680	2,632

Other taxes	4,188	4,525	2,086	2,251

Other operating expenses:
Professional fees	5,200	5,195	2,565	2,961
Amortization of intangibles	680	411	360	202
Printing and supplies	854	871	482	499
Credit card expenses	4,158	3,649	2,084	1,850
Insurance	1,164	865	601	219
Examinations & FDIC assessment	888	383	447	149
Transportation and travel	1,036	1,097	565	650
Repossessed assets provision and expenses	1,119	1,598	261	562
Collections and related legal costs	968	1,468	438	741
All other	6,687	7,077	2,966	4,166

Other operating expenses	22,754	22,614	10,769	11,999

Non personnel expenses	61,757	62,410	30,559	31,938

Total Operating expenses	$110,046	$108,639	$54,680	$54,618

          For the six months ended June 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 353 basis points to 61.56% from 65.09% for the same period in 2004. For the quarter ended June 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 527 basis points to 61.25% from 66.52% for the same period in 2004. These improvements were the result of higher revenues (excluding gains on sales of securities, loss on extinguishment of debt in 2005 and a gain on the sale of a building during the first quarter of 2004) and stable operating expenses.
          Operating expenses increased $1.4 million or 1.3% for the six-month period ended June 30, 2005 compared to the same period in 2004. There was an increase of $2.1 million in salaries and employee benefits that was only partially offset by a decrease of $0.7 million in other operating expenses. The increase in personnel costs was due to a decrease of $1.8 million in expenses deferred as loan origination costs and higher salaries, temporary expenses and higher expenses related to the in-sourcing of the collections function. These increases were partially offset by a decrease in severance payments. There was also a decrease of $0.3 million in pension and other benefits due to a reduction in commissions and bonuses. Other operating expenses decreased $0.7 million or 1.1% to $61.8 million for the six months ended June 30, 2005 from $62.4 million for the same period in 2004. There were decreases of $2.4 million in EDP servicing expense, amortization and technical services due to lower servicing costs, $0.5 million in collections and related legal costs, $0.5 in repossessed assets provisions and expenses. These decreases were partially offset by increases in occupancy costs of $1.7 million due primarily to the payment of rent at a new and yet unoccupied facility because of construction delays, an increase in business promotion of $0.7 million consistent with our strategy to increase market share and grow the volume of our business and $0.5 million in examinations & FDIC assessment.
          During the second quarter of 2005 compared to the same period in 2004, operating expenses remained essentially at the same level. An increase in salaries and employee benefits of $1.4 million was offset by a decrease in non personnel expenses of $1.4 million. The increase in salaries and employee benefits was due to higher salaries and a decrease in expenses deferred as loan origination costs, and was partially offset by a decrease in severance payments, commissions and bonuses. Other operating expenses decreased $1.4 million or 4.3% from $32.0 million for the quarter ended June 30, 2004 to $30.5 million for the quarter ended June 30, 2005. This decrease was due primarily to decreases in EDP servicing expense, amortization and technical services of $0.7 million, in professional fees of $0.4 million, in repossessed assets provision and expenses of $0.3 million and collections and related legal costs of $0.3 million. These reductions were partially offset by increases in occupancy costs of $1.1 million due in part to payment of rent at a new and yet unoccupied facility because of construction delays, and an increase in examinations & FDIC assessment of $0.3 million.
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
          The provision for income tax amounted to $15.6 million, or 25.5% of pretax earnings, for the six month period ended June 30, 2005, compared to $3.4 million, or 7.4% of pretax earnings, for the same period in 2004. For the quarter ended June 30, 2005, the provision for income tax was $8.4 million or 29.9% of pretax earnings compared to $0.01 million for the quarter ended June 30, 2004. The increase in the provision for income tax during 2005 was due in part to the release (in 2004) of income tax contingencies related to the closing of an investigation by the Puerto Rico Treasury Department of the Bank’s income tax returns for the years 2001 and 2000. There was also higher taxable income in 2005 than in 2004 due to a change in the composition of the Corporation’s taxable and exempt assets over those periods.

Financial Position — June 30, 2005
Assets
     The Corporation’s assets reached $8.5 billion as of June 30, 2005, a 2.3% or $0.2 billion increase when compared to total assets of $8.3 billion at December 31, 2004 and a 7.0% or $0.6 billion increase when compared to total assets of $8.0 billion at June 30, 2004. As of June 30, 2005 there was an increase of $464.9 million and $1.1 billion in net loans, including loans held for sale, compared to December 31 and June 30, 2004 balances, respectively. The investment securities portfolio decreased by $534.7 million or 26.5% compared to December 31, 2004. During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.7 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	December 31,	Increase
	2005	2004	(Decrease)
		(In thousands)
Commercial and industrial	$3,398,442	$3,202,009	$196,433
Construction	202,660	199,799	2,861
Mortgage	1,785,528	1,591,077	194,451
Consumer	511,414	454,260	57,154
Leasing	122,591	112,152	10,439

Gross Loans	6,020,635	5,559,297	461,338
Allowance for loan losses	(65,623)	(69,177)	3,554

Net Loans	$5,955,012	$5,490,120	$464,892

          Net loans, including loans held for sale, at June 30, 2005 were $6.0 billion, reflecting an increase in the loan portfolio of $464.9 million or 8.5% when compared to $5.5 billion at December 31, 2004. The commercial loan portfolio increased $196.4 million, or 6.13%, during 2005 compared to December 31, 2004. Mortgage loans purchased and originated continued to grow during the first semester of 2005 resulting in an increase of $85.4 million or 5.4%, in the mortgage loan portfolio. Mortgage loans originated for the second quarter of 2005 reached $205.1 million and net purchases for the same period were $33.9 million, composed of $89.7 million loans purchased and $55.8 million of loans sold. The mortgage loans purchased and sold during the second quarter of 2005 were negotiated at their fixed rates. Mortgage loan originations for the first semester of 2005 reached $377.4 million and net purchases for the same period were $34.0 million composed of $89.7 million loans purchased and $55.8 million loans sold.
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
          For small-homogeneous type loans, a general allowance is computed based on average historical loss experience or ratios for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.) The methodology of accounting for all probable losses is made in accordance with the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. In determining the general allowance, the Corporation applies a loss factor for each type of loan based on the average historical net charge off for the previous two or three years for each portfolio adjusted for other statistical loss estimates, as deemed appropriate. Historical loss rates are reviewed at least quarterly and adjusted based on changes in actual collections and charge off experience as well as significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis of the general reserve include the effect of the trends in the nature and volume of loans (delinquency, charge-offs and non-accrual loans), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies.
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
          An unallocated allowance is maintained to absorb changes and unexpected losses that may result from certain significant external factors, such as (a) the Corporation’s moderate concentration in certain industries, especially health care and agriculture businesses; (b) the slow growth of the Puerto Rico economy as evidenced by high unemployment figures; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products; (d) interest rates forecasts; and (e) the negative collateral economic effect of the war in Iraq or additional terrorist attacks, both which add material risk to the economy and curtail economic recovery. This allowance is based primarily on historical experience, current trends in factors such as bankruptcies and loss trends among others.
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
ALLOWANCE FOR LOAN LOSSES

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Balance at beginning of period	$69,177	$69,693	$69,205	$71,689
Provision for loan losses	10,750	14,750	4,050	6,000
Reclassification of provision for losses on unfunded commitments and standby letters of credit	—	(392)	—	(158)

	79,927	84,051	73,255	77,531

Losses charged to the allowance:
Commercial and industrial	5,394	13,042	1,355	9,624
Construction	1,438	—	1,438	—
Consumer	10,072	10,333	5,690	4,972
Leasing	566	837	231	526

	17,470	24,212	8,714	15,122

Recoveries:
Commercial and industrial	949	2,546	483	1,535
Consumer	2,020	4,051	492	2,601
Leasing	197	229	107	120

	3,166	6,826	1,082	4,256

Net loans charged-off	14,304	17,386	7,632	10,866

Balance at end of period	$65,623	$66,665	$65,623	$66,665

Ratios:
Allowance for loan losses to period-end loans	1.09%	1.36%	1.09%	1.36%
Recoveries to charge-offs	18.12%	28.19%	12.42%	28.14%
Annualized net charge-offs to average loans	0.50%	0.79%	0.52%	0.94%
          During the third quarter of 2004 the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Balance at beginning of period	$1,269	$879	$1,533	$1,113
Provision for losses on unfunded commitments and standby letters of credit	234	392	(30)	158

Balance at end of period	$1,503	$1,271	$1,503	$1,271

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
Non-performing Assets and Past Due Loans
          As of June 30, 2005, the Corporation’s total non-performing loans (excluding other real estate owned) decreased to $76.6 million or 1.27% of total loans from $87.5 million or 1.57% of total loans as of December 31, 2004. Non-performing mortgage loans increased $8.8 million, however, the Corporation has historically experienced a low loss rate on this portfolio. The non-performing commercial loan portfolio (without real estate collateral) reflected a decrease of $16.2 million or 58.0% compared to December 31, 2004. The decrease in this higher risk portfolio had a positive impact on the determination of the allowance for loan losses. Construction, consumer and lease financing loans also reflected decreases during the first semester of 2005. Restructured loans increased to $7.0 million at June 30, 2005, from $2.6 million at December 31, 2004. As of July 31, 2005, one restructured loan amounting to $4.0 million was fully repaid. As of June 30, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 85.64% from 79.05% as of December 31, 2004 and 69.45% as of June 30, 2004.
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
Liabilities
          As of June 30, 2005, total liabilities reached $7.9 billion, an increase of $172.3 million compared to the December 31, 2004 balance. This increase in total liabilities was principally due to increases in deposits of $795.0 million or 16.7%, in accrued interest payable of $14.7 million or 64.9% and in other liabilities of $44.5 million or 32.7%. These increases were partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $683.9 million. Federal funds purchased and other borrowings decreased $146.2 million, repurchase agreements decreased $472.9 million and commercial paper decreased $365.0 million.
          At June 30, 2005, total deposits were $5.5 billion, reflecting an increase of $795.0 million, or 16.7% over deposits of $4.7 billion as of December 31, 2004. This change was composed of an increase of $545.0 million in brokered deposits and $250.0 million in customer deposits. Non-interest bearing deposits reflected an increase of $48.6 million or 6.5% compared to December 31, 2004. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
          Total borrowings at June 30, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $679.2 million or 23.7% and $681.9 million or 23.1%, compared to borrowings at June 30, 2004 and December 31, 2004, respectively. The reduction in higher cost borrowings was the result of the extinguishment of certain repurchase agreements that were funding part of the position of investment securities sold.
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

          Stockholders’ equity was $569.4 million, or 6.7% of total assets at June 30, 2005, compared to $553.3 million or 6.7% of total assets at December 31, 2004. The increase in stockholders’ equity was mainly due to net income for the period and was partially offset by unrealized losses on investment securities available for sale and dividends declared.
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
          As of June 30, 2005, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2005 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2005 were 8.85% and 11.21%, respectively, and the leverage ratio was 6.49%.
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
Hedging Activities:
          The following table summarizes the derivative contracts designated as hedges as of June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Forward	$183,878	$(5,123)	$—	$(323)
Interest Rate Swaps	100,000	(116)	—	1,298
Fair Value Hedges
Interest Rate Swaps	1,141,629	(10,915)	387	—

Totals	$1,425,507	$(16,154)	$387	$975

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,244)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	618,648	(9,764)	579	—

Totals	$718,648	$(12,008)	$579	$3,463

*	The notional amount represents the gross sum of long and short.

**	Net of tax.
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
          The fair value hedges have maturities through the year 2032 as of June 30, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts is 3.33% and 4.21%, and 2.36% and 4.55%, as of June 30, 2005 and December 31, 2004, respectively.
          As of June 30, 2005 and December 31, 2004, respectively, $1.1 billion and $0.6 billion were designated as fair value hedges, of which $1.1 billion and $586.6 million were associated to the swapping of fixed rate certificate of deposits and other obligations. The Corporation regularly issues fixed term certificates of deposit and other obligations, which it in turn swaps to create synthetic floating rate obligations via interest rate swaps. In these cases, the Corporation matches all of the relevant economic variables (notional amount, interest rate, payment date, and other terms) of the fixed rate obligations it issues to the fixed rate portion of the interest rate swap (which it receives from the counterparty) and pays the floating rate portion of the interest rate swap.
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
          The increase in interest swaps as of June 30, 2005 compared to December 31, 2004 is due to an increase in derivatives sold to clients and affiliates. In addition, there was an increase of $327,000 in freestanding derivatives.

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
          The Corporation’s one-year cumulative GAP position at June 30, 2005, was negative $0.2 billion or -2.27% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
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

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2005

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
				(dollars in thousands)
ASSETS:
Investment Portfolio	$168,216	$73,704	$342,271	$834,203	$68,565	$—	$43,965	$1,530,924
Deposits in Other Banks	555,623	—	—	—	—	—	193,613	749,236
Loan Portfolio
Commercial	2,464,512	246,830	226,071	320,417	145,276	45,448	72,479	3,521,033
Construction	183,363	627	3,191	9,076	6,403	—	—	202,660
Consumer	200,133	72,715	160,036	65,882	7,942	8	4,698	511,414
Mortgage	50,485	166,338	392,819	341,841	576,772	244,919	12,354	1,785,528
Fixed and Other Assets	—	—	—	—	—	—	211,286	211,286

Total Assets	$3,622,332	$560,214	$1,124,388	$1,571,419	$804,958	$290,375	$538,395	$8,512,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$264,592	$—	$—	$—	$—	$—	$—	$264,592
Repurchase Agreements	376,526	—	300,006	—	200,000	—	—	876,532
Federal Funds	750,541	175,961	—	—	—	—	—	926,502
Deposits
Certificates of Deposit	1,338,514	382,597	397,119	566,880	49,808	4,644	(10,823)	2,728,739
Non-interest bearing deposits	178,885	93,833	29,572	490,377	—	—	—	792,667
NOW and Savings Accounts	502,112	268,428	492,040	759,377	—	—	(179)	2,021,778
Term and Subordinated Debt	—	—	—	24,440	14,282	75,134	—	113,856
Other Liabilities and Capital	—	—	—	—	—	—	787,415	787,415

Total Liabilities and Capital	$3,411,170	$920,819	$1,218,737	$1,841,074	$264,090	$79,778	$776,413	$8,512,081

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$947,421	$546,158	$465,017	$503,148	$62,321	$104,107	$—	$2,628,172
Interest Rate Swaps (Liabilities)	1,071,991	462,098	321,719	213,547	286,581	272,236	—	2,628,172
Caps	37,880	—	—	36,007	—	—	—	73,887
Caps Final Maturity	36,007	—	—	37,880	—	—	—	73,887

GAP	$88,465	$(276,545)	$48,949	$18,073	$316,608	$42,468	$(238,018)	$—

Cumulative GAP	$88,465	$(188,080)	$(139,131)	$(121,058)	$195,550	$238,018	$—	$—

Cumulative interest rate gap to earning assets	1.07%	-2.27%	-1.68%	-1.46%	2.36%	2.87%
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
          On July 12, 2005, the Corporation issued its Pre-Effective Amendment No.1 to Form S-3. This Form S-3 was issued in order to offer and sell from time to time up to $350,000,000 of debt securities, preferred stock and common stock; and to offer and sell up to 6,000,000 shares of common stock owned by Administración de Bancos Latinoamericanos Santander, S.L. (ABLASA), the Corporation’s principal stockholder. The Corporation intends to use the net proceeds from the sale of securities for general corporate purposes which may include making investments in, or extensions of credit to its subsidiaries; financing acquisitions and/or business expansions and repaying or refinancing outstanding borrowings. The selling stockholder will receive all of the proceeds from sales of the shares of the Corporation’s common stock offered by it from time to time. The Corporation will not receive any of the proceeds from such sale of its common stock.
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

PART I. ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The Corporation maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. In connection with the original filing of our Report on Form 10Q for the quarterly period ended June 30, 2005, the Corporation’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) and based on such evaluation concluded that the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the Corporation’s reports filed or submitted under the Exchange Act was accumulated and communicated to management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
          After the original filing of the Corporation’s Form 10Q referred to above, the Corporation’s management identified the following material weaknesses in internal control over financial reporting. First, the Corporation lacked the appropriate internal control procedures to document its assessment of the “legal isolation” of certain transferred mortgage loans; specifically, whether such loans could be deemed isolated beyond the reach of the transferor and its creditors under Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FASB 125”) and Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: a replacement of FASB Statement 125 (“FASB 140”). Second, the Corporation lacked appropriate internal control procedures to assess the opinions of legal counsel with respect to the isolation of assets under FASB 125 and FASB 140. These internal control deficiencies affected the Corporation’s accounting treatment of the transfers of mortgage loans that were recharacterized in the Corporation’s restatement of its 2004 and 2003 financial statements and the interim condensed consolidated financial statements for the first, second and third quarters of 2004 and 2005.
          Following identification of the control deficiencies described above, as of the end of the period covered by the Quarterly Report on Form 10-Q referred to above, the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer concluded that the design and operation of the Corporation’s disclosure controls and procedures were not effective.
Changes in Internal Controls
          No changes in internal controls over financial reporting occurred during the quarter ended June 30, 2005. However, during November 2005, the Corporation made the following changes to its internal controls designed to remediate the material weaknesses referred to above:
•	The Corporation’s Board of Directors revised the duties and responsibilities of the Investment Committee (“IC”) to include oversight of all transfers of financial assets with no readily available market value. The members of the IC include the Corporation’s Chief Executive Officer, Chief Operating Officer, Chief Accounting Officer and Legal and Compliance Director.

•	The IC must now formally assess the accounting and financial reporting implications of financial asset transfers, and may engage external experts in legal and accounting matters for reviewing complex transactions.

•	Accounting decisions with respect to transactions subject to IC approval must be formally approved by the IC and acknowledged by the Corporation’s Controller.
          Management believes that the expanded control activities described above had, as of December 31, 2005, fully remediated the material weaknesses described above. These changes in the Corporation’s internal control over financial reporting have significantly improved, or are reasonable likely to significantly improve, the Corporation’s internal control over financial reporting.

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
ITEM 5 — OTHER INFORMATION
          None

ITEM 6 — EXHIBITS

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
SANTANDER BANCORP
Name of Registrant

Dated: June 15, 2006	By:/s/	José Ramón González
President and Chief Executive Officer

Dated: June 15, 2006	By:/s/	Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: June 15, 2006	By:/s/	María Calero
Executive Vice President and
Chief Accounting Officer