Form 10-Q/A
period 2005-09-30
SANTANDER BANCORP
filed 2006-06-15
CIK 1099958

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

PART I — ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	As Restated*
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$130,584	$110,148
Interest-bearing deposits	9,839	42,612
Federal funds sold and securities purchased under agreements to resell	248,585	326,650

Total cash and cash equivalents	389,008	479,410

INTEREST-BEARING DEPOSITS	101,044	50,000
TRADING SECURITIES	51,088	34,184
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,061,243	1,454,858
Other investment securities available for sale	617,289	523,274

Total investment securities available for sale	1,678,532	1,978,132

OTHER INVESTMENT SECURITIES, at amortized cost	37,500	37,500
LOANS HELD FOR SALE, net	220,591	271,596
LOANS, net	5,917,497	5,218,524
ACCRUED INTEREST RECEIVABLE	64,116	44,682
PREMISES AND EQUIPMENT, net	55,257	52,854
GOODWILL	34,791	34,791
INTANGIBLE ASSETS	9,895	8,003
OTHER ASSETS	138,813	113,971

	$8,698,132	$8,323,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$651,853	$744,019
Interest-bearing	5,045,213	4,004,120

Total deposits	5,697,066	4,748,139

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	821,632	780,334
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	1,018,187	1,349,444
COMMERCIAL PAPER ISSUED	229,852	629,544
TERM NOTES	39,902	31,457
SUBORDINATED CAPITAL NOTES	72,985	72,588
ACCRUED INTEREST PAYABLE	49,527	22,666
OTHER LIABILITIES	203,399	136,129

Total liabilities	8,132,550	7,770,301

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued; 46,639,104 shares outstanding in September 2005 and December 2004	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in September 2005 and December 2004	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(35,134)	(6,818)
Retained earnings:
Reserve fund	126,820	126,820
Undivided profits	110,651	70,099

Total stockholders’ equity	565,582	553,346

	$8,698,132	$8,323,647

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands, except per share data)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	As Restated*	As Restated*	As Restated*	As Restated*
INTEREST INCOME:
Loans	$256,954	$188,193	$94,145	$67,112
Investment securities	54,723	76,817	16,309	25,070
Interest-bearing deposits	2,741	574	1,194	338
Federal funds sold and securities purchased under agreements to resell	3,490	2,017	822	799

Total interest income	317,908	267,601	112,470	93,319

INTEREST EXPENSE:
Deposits	85,551	42,115	33,051	15,404
Securities sold under agreements to repurchase and other borrowings	64,316	58,688	23,047	21,081
Subordinated capital notes	2,094	54	795	25

Total interest expense	151,961	100,857	56,893	36,510

Net interest income	165,947	166,744	55,577	56,809
PROVISION FOR LOAN LOSSES	15,400	21,770	4,650	7,020

Net interest income after provision for loan losses	150,547	144,974	50,927	49,789

OTHER INCOME:
Bank service charges, fees and other	31,266	28,949	10,640	9,725
Broker-dealer, asset management and insurance fees	40,558	38,176	14,219	12,911
Gain on sale of securities	17,838	11,465	462	2,462
Gain (Loss) on extinguishment of debt	(5,959)	—	784	—
Gain on sale of mortgage servicing rights	69	284	14	88
Gain (loss) on sale of loans	7,874	(84)	666	(240)
Gain on sale of building	—	2,754	—	—
Other income	8,594	6,463	1,883	3,452

Total other income	100,240	88,007	28,668	28,398

OPERATING EXPENSES:
Salaries and employee benefits	72,288	69,037	23,998	22,808
Occupancy costs	12,581	10,109	4,193	3,439
Equipment expenses	2,703	2,848	903	963
EDP servicing, amortization and technical assistance	23,727	25,688	8,338	7,873
Communication expenses	6,200	6,792	2,004	2,202
Business promotion	8,239	7,140	3,198	2,828
Other taxes	6,293	6,574	2,105	2,049
Other operating expenses	33,918	34,266	11,164	11,653

Total operating expenses	165,949	162,454	55,903	53,815

Income before provision for income tax	84,838	70,527	23,692	24,372
PROVISION FOR INCOME TAX	21,896	5,371	6,297	1,950

NET INCOME	$62,942	$65,156	$17,395	$22,422

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.35	$1.40	$0.37	$0.48

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE YEAR ENDED DECEMBER 31, 2004
(Dollars in thousands)

	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
	As Restated*
Common Stock:
Balance at beginning of period	$126,626	$116,026
Stock dividend distributed	—	10,600

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	304,171	211,742
Stock dividend distributed	—	92,429

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of period	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(30,081)	9,094
Unrealized net gain on cash flow hedges, net of tax	1,765	3,463
Minimum pension liability, net of tax	—	90

Balance at end of period	(35,134)	(6,818)

Reserve Fund:
Balance at beginning of period	126,820	118,919
Transfer from undivided profits	—	7,901

Balance at end of period	126,820	126,820

Undivided Profits:
Balance at beginning of period	70,099	116,036
Net income	62,942	86,928
Transfer to reserve fund	—	(7,901)
Deferred tax benefit amortization	(3)	(13)
Common stock cash dividends	(22,387)	(21,922)
Stock dividend distributed	—	(103,029)

Balance at end of period	110,651	70,099

Total stockholders’ equity	$565,582	$553,346

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	As Restated*	As Restated*	As Restated*	As Restated*
Comprehensive income
Net income	$62,942	$65,156	$17,395	$22,422

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments securities available for sale, net of tax	(15,731)	4,030	(15,931)	(3,856)
Reclassification adjustment for (gains) losses on investment securities available for sale included in net income, net of tax	(14,350)	(9,864)	1,357	(8,424)
Unrealized losses on investments securities transferred to the held to maturity category, net of amortization	—	(27)	—	(16)

Unrealized losses on investment securities available for sale, net of tax	(30,081)	(5,861)	(14,574)	(12,296)

Unrealized gains on derivative used for cash flow hedges, net of tax	1,765	2,609	790	2,099
Reclassification adjustment for derivative losses included in net income, net of tax	—	(2)	—	(1)

Unrealized gains on derivatives used for cash flow hedges, net of tax	1,765	2,607	790	2,098

Other comprehensive loss, net of tax	(28,316)	(3,254)	(13,784)	(10,198)

Comprehensive income	$34,626	$61,902	$3,611	$12,224

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2005	2004
	As Restated*	As Restated*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,942	$65,156

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,597	9,940
Deferred tax provision	3,715	2,613
Provision for loan losses	15,400	21,770
Gain on sale of building	—	(2,754)
Gain on sale of securities	(17,838)	(11,465)
(Gain) loss on sale of loans	(7,874)	84
Gain on sale of mortgage-servicing rights	(69)	(284)
Gain on derivatives	(1,884)	(198)
Trading gains	(780)	(908)
Net premium amortization on securities	3,314	2,825
Net premium amortization on loans	392	301
Purchases and originations of loans	(556,939)	(534,850)
Proceeds from sales of loans	245,947	126,512
Repayments of loans held for sale	9,196	36,438
Proceeds from sales of trading securities	1,200,411	1,704,903
Purchases of trading securities	(1,216,535)	(1,674,871)
Net change in:
Increase in accrued interest receivable	(19,434)	(8,956)
(Increase) decrease in other assets	(6,361)	3,759
Increase in accrued interest payable	26,861	4,518
Increase (decrease) in other liabilities	24,766	(2,623)

Total adjustments	(288,115)	(323,246)

Net cash used in operating activities	(225,173)	(258,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(51,044)	(40,000)
Proceeds from sales of investment securities available for sale	906,150	1,450,058
Proceeds from maturities of investment securities available for sale	13,975,695	1,584,455
Purchases of investment securities available for sale	(14,740,643)	(2,585,303)
Proceeds from maturities of investment securities held to maturity and other investments	—	35,825
Purchases of investment securities held to maturity and other investments	—	(52,566)
Repayment of securities and securities called	126,676	170,071
Proceeds from derivative transactions	2,303	—
Purchases of mortgage loans	(289,881)	(40,121)
Net increase in loans	(64,640)	(668,581)
Proceeds from sales of mortgage-servicing rights	69	284
Proceeds from sale of building	—	14,000
Purchases of premises and equipment	(6,828)	(1,772)

Net cash used in investing activities	(142,143)	(133,650)

(Continued)

*	See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2005	2004
	As Restated*	As Restated*
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$973,035	$377,312
Net increase in federal funds purchased and other borrowings	41,298	372,000
Net decrease in securities sold under agreements to repurchase	(331,257)	(506,611)
Net (decrease) increase in commercial paper issued	(399,692)	344,472
Net increase (decrease) in term notes	8,445	(41,685)
Increase in subordinated capital notes	9	—
Dividends paid	(14,924)	(9,330)

Net cash provided by financing activities	276,914	536,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	(90,402)	144,418
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF PERIOD	$389,008	$537,651

(Concluded)

* See Note 2
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
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
Mortgage Banking
     Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. No asset or liability is recorded by the Corporation for mortgages serviced, except for MSRs arising from the sale of mortgages, advances to investors and escrow balances.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding used in the computation of earnings per common share was 46,639,104 for each of the quarters and nine month periods ended September 30, 2005 and 2004, respectively. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended September 30, 2005 and 2004.
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
2. Restatement of Previously Issued Financial Statements:
     Subsequent to the issuance of the Corporation’s condensed consolidated financial statements for the nine and three month periods ended September 30, 2005, management of the Corporation determined that certain transactions originally accounted for as purchases of mortgage notes and sales of mortgage notes did not qualify for treatment as purchases and sales under the criteria for sale accounting as outlined in SFAS No. 140, “Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125” (SFAS No. 140). These transactions are described below. As a result, the accompanying 2005 and 2004 interim condensed consolidated financial statements have been restated from amounts previously reported to correct the accounting for these transactions.
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

The adjustments to correct the sale transactions did not have an effect on the 2005 and 2004 consolidated balance sheets as the secured borrowings were paid in full in 2003. The adjustment to correct the purchase transactions was to present the transaction as commercial loans secured by mortgages classified within loans, net on the 2005 and 2004 consolidated balance sheets. There was no effect on the 2005 and 2004 interim consolidated statement of income since the secured borrowings were repaid in full in 2003. The adjustment to correct the purchase transactions did not have an effect on net income previously recorded for the interim periods ended September 30, 2005 and 2004.

•	During 2003, the Corporation purchased the outstanding balance of the mortgage loans previously sold during 2000 and 2001 to the counterparty discussed in the preceding paragraph at fair value of $235 million, resulting in a premium paid of approximately $13.6 million. The Corporation also sold the mortgage servicing rights of the portfolio to the same counterparty for $4.1 million. Since the purchases of loans in 2000 and 2001 are now accounted as financing transactions, the mortgage loans purchased in 2003 are now accounted for as a repayment of the commercial loan and the premium paid is accounted for as a debt extinguishment loss in the 2003 consolidated statement of income, which resulted in an increase in net interest income of $1.7 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively.

•	During 2003, 2004 and the first quarter of 2005, the Corporation purchased mortgage loans amounting to $441 million from one unrelated local financial institution and $750 million from another unrelated financial institution. The transactions involved guarantees of payment of an uncapped floating pass-through rate of interest and other recourse guarantees to the purchaser of mortgage loans. The Corporation originally recorded these transactions as purchased loans on its consolidated balance sheet. Based on a subsequent review of the written terms and conditions of the contracts and the absence of other written terms and conditions that may be customary to such transactions, the Corporation determined that the transactions did not qualify as purchases in accordance with SFAS No. 140. Accordingly, the transactions were reversed and are now accounted for as financings secured by mortgage notes and reported in the consolidated balance sheet as commercial loans (presented within loans, net). The adjustment to correct the accounting for these transactions did not have an effect on net income previously recorded for the periods ended September 30, 2005 and 2004.

     The following is a summary of the significant effects of the restatement on the Corporation’s condensed consolidated financial statements.

	As of September 30, 2005
	As Previously
	Reported	As Restated
	(Dollars in thousands)
Selected Balance Sheet Data:
Loans, net	$5,922,929	$5,917,497
Other Assets	134,346	138,813
Total Assets	8,699,097	8,698,132
Other Liabilities	202,820	203,399
Total Liabilities	8,131,971	8,132,550
Reserve Fund	127,086	126,820
Undivided Profits	111,929	110,651
Total Retained Earnings	239,015	237,471
Total Stockholders’ Equity	567,126	565,582

Capital :
Tier 1 capital to risk-adjusted assets	9.41%	8.62%
Total capital to risk-adjusted assets	11.88%	10.90%
Leverage ratio	6.38%	6.35%

	For the Three Months Ended,
	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
Selected Statement of Income Data:
Total Interest Income	$111,953	$112,470	$92,449	$93,319
Total Other Operating Expenses	55,926	55,903	53,851	53,815
Provision for Income Tax	6,087	6,297	1,597	1,950
Net Income	17,065	17,395	21,869	22,422

Basic and Diluted Earnings per Common Share	0.37	0.37	0.47	0.48

	For the Nine Months Ended,
	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
Selected Statement of Income Data:
Total Interest Income	$316,159	$317,908	$264,403	$267,601
Total Other Operating Expenses	166,023	165,949	162,578	162,454
Provision for Income Tax	21,186	21,896	4,075	5,371
Net Income	61,829	62,942	63,130	65,156

Basic and Diluted Earnings per Common Share	1.33	1.35	1.35	1.40

Selected Cash Flows Data:
Cash Used in Operating Activities
Net Income	61,829	62,942	63,130	65,156
Deferred tax provision	3,004	3,715	1,318	2,613
Net premiun amortization on loans	2,215	392	3,623	301
Net change in other assets	(6,615)	(6,361)	3,888	3,759
Net change in other liabilities	25,021	24,766	(1,873)	(2,623)

Net Cash Used in Operating Activities	(225,173)	(225,173)	(257,210)	(258,090)

Cash Provided by (Used in) Investing Activities
Purchases of mortgage loans	(490,034)	(289,881)	(756,682)	(40,121)
Changes in loans	135,513	(64,640)	47,100	(668,581)

Net Cash Used in Investing Activities	(142,143)	(142,143)	(134,530)	(133,650)
3. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$353,827	$1	$952	$352,876	2.90%
After one year to five years	231,444	—	6,825	224,619	3.63%
After five years to ten years	257,764	—	6,299	251,465	4.12%

	843,035	1	14,076	828,960	3.47%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,550	90	2	12,638	4.91%
After one year to five years	11,170	10	50	11,130	4.02%
After five years to ten years	12,885	—	258	12,627	4.26%
Over ten years	8,013	19	64	7,968	6.25%

	44,618	119	374	44,363	4.74%

Mortgage-backed securities:
Over ten years	823,085	—	17,951	805,134	5.01%

Foreign securities:
After one year to five years	75	—	—	75	5.60%

	$1,710,813	$120	$32,401	$1,678,532	4.33%

	December 31, 2004
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$10,632	$3	$—	$10,635	2.18%
After one year to five years	1,039,811	25,690	2,874	1,062,627	4.56%
After five years to ten years	363,855	—	1,608	362,247	4.13%

	1,414,298	25,693	4,482	1,435,509	4.43%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	8,412	58	—	8,470	4.42%
After one year to five years	21,777	412	—	22,189	4.51%
After five years to ten years	13,800	—	—	13,800	4.24%
Over ten years	8,118	111	—	8,229	6.42%

	52,107	581	—	52,688	4.73%

Mortgage-backed securities:
After one year to five years	839	51	—	890	8.36%
After five years to ten years	70	4	—	74	9.50%
Over ten years	496,718	129	8,026	488,821	4.30%

	497,627	184	8,026	489,785	4.31%

Foreign Securities:
Within one year	75	—	—	75	6.98%
After one year to five years	75	—	—	75	5.60%

	150	—	—	150	6.29%

	$1,964,182	$26,458	$12,508	$1,978,132	4.41%

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

4. Loans
     The Corporation’s loan portfolio at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Commercial and industrial	$3,305,576	$3,202,242
Consumer	537,296	448,385
Leasing	136,233	126,148
Construction	216,377	201,041
Mortgage	1,795,489	1,316,249

	5,990,971	5,294,065
Unearned income and deferred fees/costs	(7,423)	(6,364)
Allowance for loan losses	(66,051)	(69,177)

Loans, net	$5,917,497	$5,218,524

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the nine months ended		For the three months ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
		(in thousands)
Balance at beginning of period	$69,177	$69,693	$65,623	$66,665
Provision for loan losses	15,400	21,770	4,650	7,020
Retroactive reclassification of provision for commitments, unused lines and standby letter of credit	—	—	—	392

	84,577	91,463	70,273	74,077

Losses charged to the allowance:
Commercial	6,777	14,848	1,383	1,806
Construction	1,438	—	—	—
Consumer	13,661	14,821	3,589	4,488
Leasing	706	1,212	140	375

	22,582	30,881	5,112	6,669

Recoveries:
Commercial	1,315	4,013	366	1,467
Consumer	2,290	5,767	270	1,716
Leasing	451	369	254	140

	4,056	10,149	890	3,323

Net loans charged off	18,526	20,732	4,222	3,346

Balance at end of period	$66,051	$70,731	$66,051	$70,731

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
Other Intangible Assets
     Other intangible assets subject to amortization at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Mortgage-servicing rights	$8,545	$6,503

Advisory-servicing rights	1,350	1,500

	$9,895	$8,003

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life.

7. Other Assets
     Other assets at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets, net	$16,323	$4,043
Accounts receivable	58,728	61,311
Securities sold not delivered, net	—	669
Other real estate	6,090	3,034
Software, net	9,542	12,263
Prepaid expenses	10,282	9,447
Customers’ liabilities on acceptances	1,688	2,166
Derivative assets	31,615	17,443
Other	4,545	3,595

	$138,813	$113,971

8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$821,632	$1,018,187	$229,852

Average indebtedness outstanding during the period	$825,168	$1,077,610	$454,738

Maximum amount outstanding during the period	$975,156	$1,565,269	$830,000

Average interest rate for the period	3.23%	4.13%	2.98%

Average interest rate at period end	3.64%	4.29%	3.72%

	December 31, 2004
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year end	$780,334	$1,349,444	$629,544

Average indebtedness outstanding during the year	$571,251	$1,625,700	$454,186

Maximum amount outstanding during the year	$1,033,051	$2,052,790	$675,000

Average interest rate for the year	1.75%	3.48%	1.53%

Average interest rate at year end	2.09%	4.11%	2.38%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$—	$205,334
After thirty to ninety days	171,632	—
Over ninety days	650,000	575,000

Total	$821,632	$780,334

Securities sold under agreements to repurchase:
Within thirty days	$668,181	$374,438
Over ninety days	350,006	975,006

Total	$1,018,187	$1,349,444

Commercial paper issued:
Within thirty days	$229,852	$629,544

     As of September 30, 2005 and December 31, 2004, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 25.41 months and 21.18 months, respectively.
     As of September 30, 2005, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Average maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$92,313	$94,823	0.23
Federal Home Loan Bank New York	100,000	98,459	30.54
Barclays Capital	204,967	209,171	0.24
JP Morgan Chase Securities, Inc.	187,610	193,616	0.35
Lehman Brothers RS	250,006	277,230	77.21
UBS Financial Services, Inc.	183,291	187,944	0.32

	$1,018,187	$1,061,243	22.15

There may be a penalty on early termination of these securities sold under agreements to repurchase.

     The following investment securities were sold under agreements to repurchase:

	September 30, 2005
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
	Securities	Borrowings	Securities	Rate
Underlying Securities	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$295,158	$262,860	$295,158	5.43%
Mortgage-backed securities	766,085	755,327	766,085	3.87%

Total	$1,061,243	$1,018,187	$1,061,243	4.30%

	December 31, 2004
	Carrying		Fair	Weighted
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
	Securities	Borrowings	Securities	Rate
Underlying Securities	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$1,085,183	$994,072	$1,085,183	4.54%
Mortgage-backed securities	369,675	355,372	369,675	4.36%

Total	$1,454,858	$1,349,444	$1,454,858	4.49%

9. Derivative Financial Instruments:
As of September 30, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive Income*
			the nine month	for the nine month
	Notional		period ended	period ended
	Amount	Fair Value	September 30, 2005	September 30, 2005
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency forward	183,878	(10,999)	—	396
FAIR VALUE HEDGES
Interest rate swaps	1,373,772	(22,058)	(214)	—
OTHER DERIVATIVES
Options	121,606	16,741	6,381	—
Embedded options on stock-indexed deposits and notes	(121,606)	(16,741)	(4,078)	—
Interest rate caps	39,084	63	117	—
Customer interest rate caps	(37,287)	(61)	(104)	—
Customer interest rate swaps	(536,604)	(2,410)	(1,473)	—
Interest rate swaps	530,604	3,081	1,629	—
Interest rate swaps-freestanding derivatives	327,000	(359)	(359)	—
Loan commitments	12,266	(12)	(15)	—

			$1,884	$1,765

* Net of tax

     As of December 31, 2004, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
			ended	year ended
	Notional	Fair	December 31,	December 31,
	Amount	Value	2004	2004
	(In thousands)
CASH FLOW HEDGES
Interest rate swaps	$100,000	$(2,244)	$—	$3,463
FAIR VALUE HEDGES
Interest rate swaps	618,648	(9,764)	579	—
OTHER DERIVATIVES
Options	69,770	6,880	5,325	—
Embedded options on stock-indexed deposits and notes	(69,125)	(6,881)	(2,401)	—
Interest rate caps	34,996	(54)	239	—
Customer interest rate caps	(32,975)	38	(217)	—
Customer interest rate swaps	(167,713)	(937)	(1,491)	—
Interest rate swaps	167,713	1,505	1,422	—
Loan commitments	2,415	3	3	—

			$3,459	$3,463

*   Net of tax
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On May 31, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 19,500,000,000 Japanese Yen (“JPY”) for a six month term at a per annum rate of 0.1866%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in U.S. Dollars (“USD”), management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $180 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD and bought JPY forward and sold USD, in this manner eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 3.63%. This rate is equivalent to the six-month LIBOR (as of the date of the transaction) plus 9 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional amount of the FX swap is $183.9 million and matures in late 2005.
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
     As of September 30, 2005, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.4 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.82% and 4.20%, respectively. As of September 30, 2005, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.3 billion and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds. These swaps were designated as a fair value hedges. For the nine months ended September 30, 2005, the Corporation recognized a loss of approximately $0.2 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
     As of December 31, 2004, the Corporation had outstanding interest rate swap agreements, with a notional amount of approximately $618.6 million, maturing through the year 2032. The weighted average rate paid and received on these contracts was 2.36% and 4.55%, respectively. As of December 31, 2004, the Corporation had retail fixed rate certificates of deposit amounting to approximately $511.6 million and a subordinated note amounting to approximately $75 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the year ended December 31, 2004, the Corporation recognized a gain of approximately $0.6 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which include interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Corporation recognized a net loss of $169,000 and $47,000, respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the nine months ended September 30, 2005, the Corporation recognized a loss of $359,000 on these transactions.
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
     The components of net periodic benefit cost for the Plan for the nine-month and three month periods ended September 30, 2005 and 2004 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$1,041	$999	$347	$333
Interest cost	1,524	1,372	508	457
Expected return on plan assets	(1,602)	(1,227)	(534)	(409)
Net amortization	342	(57)	114	(19)

Net periodic benefit cost	$1,305	$1,087	$435	$362

     The Plan’s required minimum contribution to be paid during 2005 for the 2005 plan year is zero. The Plan is exempt from this year’s contribution since as of January 1, 2004 the ratio of the plan’s assets to current liabilities was over 100%. However, there was a pending amount payable corresponding to the 2004 plan year. This amount was $1,110,000, and was paid on September 14, 2005.
     The components of net periodic benefit cost for the Central Hispano Plan for the nine-month and three month periods ended September 30, 2005 and 2004 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Interest cost	$1,428	$1,484	$476	$495
Expected return on plan assets	(1,500)	(921)	(500)	(307)
Net amortization	315	—	105	—

Net periodic benefit cost	$243	$563	$81	$188

     For the Central Hispano Plan the required minimum contribution to be paid during 2005 for the 2005 plan year is $2,054,000.
12. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of approximately $1,600,000 and $2,289,000 at September 30, 2005 and December 31, 2004, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized portion of the fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2005 had terms ranging from six months to three years. The contract amounts of the standby letters of credit of approximately $254,210,000 and $244,107,000 at September 30, 2005 and December 31, 2004, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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

	September 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$177,515	$121,388	$72,105	$38,134	$20,231	$(11,225)	$418,148
Intersegment revenue	8,320	—	—	—	2,905	(11,225)	—
Interest income	149,104	115,748	58,745	1,193	1,803	(8,685)	317,908
Interest expense	39,925	42,649	71,460	1,409	5,343	(8,825)	151,961
Depreciation and amortization	4,374	1,127	475	481	3,140	—	9,597
Segment income (loss) before income tax	55,096	70,108	(2,864)	10,796	(47,718)	(580)	84,838
Segment assets	$3,393,764	$3,059,318	$2,137,553	$100,928	$293,019	$(286,450)	$8,698,132

	September 30, 2004
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$141,889	$80,415	$88,397	$36,828	$14,133	$(6,054)	$355,608
Intersegment revenue	3,554	—	4	6	2,490	(6,054)	—
Interest income	115,730	76,022	77,581	1,094	794	(3,620)	267,601
Interest expense	24,740	14,891	62,938	773	1,209	(3,694)	100,857
Depreciation and amortization	4,692	864	177	242	3,965	—	9,940
Segment income (loss) before income tax	26,486	57,886	21,529	11,301	(46,024)	(651)	70,527
Segment assets	$3,185,613	$2,435,947	$2,349,530	$91,645	$241,170	$(341,358)	$7,962,547
Reconciliation of Segment Information to Consolidated Amounts
          Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	September 30, 2005	September 30, 2004
	(in thousands)
Revenues:
Total revenues for reportable segments	$409,142	$347,529
Other revenues	20,231	14,133
Elimination of intersegment revenues	(11,225)	(6,054)

Total consolidated revenues	$418,148	$355,608

Total income before tax of reportable segments	$133,136	$117,202
Income (loss) before tax of other segments	(47,718)	(46,024)
Elimination of intersegment income before tax	(580)	(651)

Consolidated income before tax	$84,838	$70,527

Assets:
Total assets for reportable segments	$8,691,563	$8,062,735
Assets not attributed to segments	293,019	241,170
Elimination of intersegment assets	(286,450)	(341,358)

Total consolidated assets	$8,698,132	$7,962,547

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander
BanCorp Selected Financial Data

(Dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
CONDENSED INCOME STATEMENTS
Interest income	$317,908	$267,601	$112,470	$93,319
Interest expense	151,961	100,857	56,893	36,510

Net interest income	165,947	166,744	55,577	56,809
Gain on sale of securities	17,838	11,465	462	2,462
Gain (loss) on extinguishment of debt	(5,959)	—	784	—
Other income	88,361	76,542	27,422	25,936
Operating expenses	165,949	162,454	55,903	53,815
Provision for loan losses	15,400	21,770	4,650	7,020
Income tax	21,896	5,371	6,297	1,950

Net income	$62,942	$65,156	$17,395	$22,422

PER COMMON SHARE DATA
Net income	$1.35	$1.40	$0.37	$0.48
Book value	$12.13	$11.22	$12.13	$11.22
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.48	$0.33	$0.16	$0.11
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,814,704	$4,558,120	$6,123,322	$4,936,294
Allowance for loan losses	68,424	73,576	65,809	73,200
Earning assets	7,881,602	7,228,751	8,046,822	7,588,631
Total assets	8,284,174	7,557,145	8,448,279	7,918,058
Deposits	5,033,634	4,094,189	5,218,771	4,185,367
Borrowings	2,466,803	2,797,027	2,403,987	3,047,510
Common equity	595,757	501,555	586,082	520,023
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,138,088	$5,195,997	$6,138,088	$5,195,997
Allowance for loan losses	66,051	70,731	66,051	70,731
Earning assets	8,395,260	7,695,291	8,395,260	7,695,291
Total assets	8,698,132	7,962,547	8,698,132	7,962,547
Deposits	5,697,066	4,516,193	5,697,066	4,516,193
Borrowings	2,182,558	2,763,209	2,182,558	2,763,209
Common equity	565,582	523,137	565,582	523,137
Continued

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	2.97%	3.34%	2.84%	3.24%
Efficiency ratio (1)	62.96%	63.79%	65.72%	61.31%
Return on average total assets (on an annualized basis)	1.02%	1.15%	0.82%	1.13%
Return on average common equity (on an annualized basis)	14.13%	17.35%	11.78%	17.15%
Dividend payout	35.56%	23.57%	43.24%	22.92%
Average net loans/average total deposits	115.52%	111.33%	117.33%	117.94%
Average earning assets/average total assets	95.14%	95.65%	95.25%	95.84%
Average stockholders’ equity/average assets	7.19%	6.64%	6.94%	6.57%
Fee income to average assets (annualized)	1.16%	1.19%	1.17%	1.14%
Capital:
Tier I capital to risk-adjusted assets	8.62%	8.49%	8.62%	8.49%
Total capital to risk-adjusted assets	10.90%	10.01%	10.90%	10.01%
Leverage Ratio	6.35%	6.06%	6.35%	6.06%
Asset quality:
Non-performing loans to total loans	1.15%	1.84%	1.15%	1.84%
Annualized net charge-offs to average loans	0.42%	0.60%	0.27%	0.27%
Allowance for loan losses to period-end loans	1.06%	1.34%	1.06%	1.34%
Allowance for loan losses to non-performing loans	92.82%	73.05%	92.82%	73.05%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	85.29%	70.87%	85.29%	70.87%
Non-performing assets to total assets	0.90%	1.26%	0.90%	1.26%
Recoveries to charge-offs	17.96%	32.86%	17.41%	49.83%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,584,100	$12,065,000	$13,584,100	$12,065,000
Total branches	65	65	65	65
ATMs	150	149	150	149
(Concluded)

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, loss on extinguishment of debt, and gain on sale of building in 2004.

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
          During the first quarter of 2006 the Corporation restated its financial information for the four years ended December 31, 2004. All financial information included herein as of and for the periods ended September 30, 2005 and 2004 give effect to the restatement as discussed in Note 2 to the financial statements. The cumulative effect of all the restatement adjustment is a reduction of common stockholder’s equity as of September 30, 2005 and 2004, of $1.5 million and $3.1 million, respectively. For the nine months ended September 30, 2005 and 2004, the restatement adjustment resulted in an increase in net income of $1.1 million and $2.0 million, respectively.
          The following table summarizes the adjustments to restate net income, common stockholders’ equity and basic and diluted earnings per share on the interim consolidated financial statements for the quarterly periods ended March 31, June 30 and September 30, 2005 and 2004 and December 31, 2004.

Financial Statements Line Items	1Q05	2Q05	3Q05	1Q04	2Q04	3Q04	4Q04
($ in thousands)
Common Stockholders’ Equity — as Previously Reported	$544,946	$571,309	$567,126	$508,324	$491,795	$526,237	$556,003

Net Income — as Previously Reported	$25,509	$19,255	$17,065	$25,215	$16,046	$21,869	$21,330

Premium amortization and Net interest income Adjustments	638	594	517	1,205	1,123	870	694

Reversal of Amortization of MSR & Amortization of reversed gains	25	26	23	48	40	36	32

Provision (Benefit) for Income Tax on the above adjustments	(258)	(242)	(210)	(489)	(454)	(353)	(283)

Net Income — as Restated	$25,914	$19,633	$17,395	$25,979	$16,755	$22,422	$21,773

Effect of restatement on Common Stockholders’ Equity	$(2,252)	$(1,874)	$(1,544)	$(4,362)	$(3,653)	$(3,100)	$(2,657)

Common Stockholders’ Equity — as Restated	$542,694	$569,435	$565,582	$503,962	$488,142	$523,137	$553,346

Basic and Diluted Earnings per Share as Previously Reported	$0.55	$0.41	$0.37	$0.54	$0.34	$0.47	$0.46

Basic and Diluted Earnings per Share as Restated	$0.56	$0.42	$0.37	$0.56	$0.36	$0.48	$0.47

          The following table is a summary of the significant effects of the restatement on the Corporation’s balance sheet as of September 30, 2005 and 2004:

	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands)
Selected Balance Sheet Data:
Loans, net	$5,922,929	$5 ,917,497	$4,918,062	$4,912,980
Other Assets	134,346	138,813	124,638	131,232
Total Assets	8,699,097	8,698,132	7,961,035	7,962,547
Other Liabilities	202,820	203,399	132,150	136,762
Total Liabilities	8,131,971	8,132,550	7,434,798	7,439,410
Reserve Fund	127,086	126,820	119,432	118,919
Undivided Profits	111,929	110,651	66,279	63,692
Total Retained Earnings	239,015	237,471	185,711	182,611
Total Stockholders’ Equity	567,126	565,582	526,237	523,137

Capital :
Tier 1 capital to risk-adjusted assets	9.41%	8.62%	9.32%	8.49%
Total capital to risk-adjusted assets	11.88%	10.90%	10.87%	10.01%
Leverage ratio	6.38%	6.35%	6.13%	6.06%
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
Overview of Results of Operations for the Nine-Month and Three Month Periods Ended September 30, 2005
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, and Santander Insurance Agency, Inc.
          Santander BanCorp (the “Corporation”) reported net income of $62.9 million for the nine-month period ended September 30, 2005, compared with $65.2 million for the same period in 2004, a decrease of 3.4%. EPS for the nine-month periods ended September 30, 2005 and 2004 were $1.35 and $1.40, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2005 were 1.02% and 14.13%, respectively, compared with 1.15% and 17.35% reported during the same nine-month period of 2004. The Efficiency Ratio1 for the nine months ended September 30, 2005 reflected an improvement of 83 basis point reaching 62.96% compared to 63.79% for the nine months ended September 30, 2004.
          For the third quarter of 2005, the Corporation reported net income of $17.4 million, compared with $22.4 million for the same period in 2004, a decrease of $5.0 million. Earnings per common share (EPS) for the quarters ended September 30, 2005 and 2004 were $0.37 and $0.48, respectively, based on 46,639,104 average shares for each period. ROA and ROE, on an annualized basis, for the quarter ended September 30, 2005 were 0.82% and 11.78%, respectively, compared with 1.13% and 17.15% reported during the same quarter of 2004. The Efficiency Ratio1 for the quarter ended September 30, 2005 was 65.72% compared to 61.31% for the quarter ended September 30, 2004.
          The decrease of $2.2 million or 3.4% in net income for the nine-month period ended September 30, 2005 compared to the same period in 2004 was principally due to an increase of $16.5 million in income tax expense and operating expenses of $3.5 million. These changes were reduced by a decrease of $6.4 million or 29.3% in the provision for loan losses and increases in other income of $12.2 million or 13.9% and $0.8 million in net interest income.

[1] On a tax equivalent basis.

          The decrease of $5.0 million or 22.4% in net income for the quarter ended September 30, 2005 compared to the same period in 2004 was principally due to an increase of $4.3 million in the provision for income taxes and $2.1 million in operating expenses. These changes were reduced by a decrease in the provision for loan losses of $2.4 million.
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
          The tables on page 35 and 36, Quarter to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter of 2005 and 2004 and the nine month periods then ended. The table on Interest Variance Analysis — Tax Equivalent Basis on page 33, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the nine month period and third quarter of 2005 compared with the same periods of 2004.
          The following table sets forth the principal components of the Corporation’s net interest income (on a tax-equivalent basis) for the nine month and three month periods ended September 30, 2005 and 2004.

	Nine Months Ended		Three Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(Dollars in thousands)
Interest income — tax equivalent basis	$327,159	$281,742	$114,400	$98,344
Interest expense	151,961	100,857	56,893	36,510

Net interest income — tax equivalent basis	$175,198	$180,885	$57,507	$61,834

Net interest margin — tax equivalent basis (1)	2.97%	3.34%	2.84%	3.24%

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
          For the nine-month period ended September 30, 2005, net interest income on a tax equivalent basis amounted to $175.2 million, a decrease of 3.1% compared to $180.9 million reported for the same period in 2004. The decrease is mainly attributed to an increment of 82 basis points in the cost of funds while the yield in interest earning assets increased 34 basis points. Average net loans increased $1.3 billion or 27.6% for the nine-month period ended September 30, 2005, compared to the same period in 2004. Additionally, there was an increase in average interest bearing deposits of $22.5 million. These increases were partially offset by a reduction in average investment securities of $626.2 million, or 26.1% and an increment in average interest bearing liabilities of $577.5 or 9.3% as compared to September 30, 2004.
          For the quarter ended September 30, 2005, net interest income on a tax equivalent basis amounted to $57.5 million, a decrease of 7.0% compared to $61.8 million for the third quarter in 2004. This decrease was principally due to an increase in the cost of funds of 103 basis points that was partially offset by an increase in the yield on interest earning assets of 48 basis points.
          For the third quarter of 2005 average interest earning assets increased by $458.2 million while average interest bearing liabilities increased $392.9 million. The increase in average interest earning assets compared to the third quarter of

2004 was driven by an increase in average net loans of $1.2 billion which was partially offset by a decrease in average investment securities of $698.1 million. The decrease in investment securities is mainly attributed to the sale of $785 million of securities during the first quarter of 2005 resulting in a reduction in the yield on investment securities of 78 basis points from 4.94% for the quarter ended September 30, 2004 to 4.16% for the quarter ended September 30, 2005, which further explains the reduction in net interest income for the quarter. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6 million on the extinguishment of certain term repo transactions that were funding part of the securities sold. The increase in average interest bearing liabilities of $392.9 million was driven by an increase in average time deposits and brokered deposits of $ 264.0 million and $737.1 million, respectively, being partially offset by a decrease in average borrowings of $599.7 million as compared to the quarter ended September 30, 2004.
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
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Months Ended September 30, 2005			Three Months ended September 30, 2005
	Compared to the Nine Months			Compared to the Three Months Ended
	Ended September 30, 2004			September 30, 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(586)	$2,059	$1,473	$(606)	$629	$23
Time deposits with other banks	1,096	1,071	2,167	503	353	856
Investment securities	(22,218)	(4,762)	(26,980)	(7,790)	(4,093)	(11,883)
Loans	55,198	13,559	68,757	17,660	9,400	27,060

Total interest income, on a tax equivalent basis	33,490	11,927	45,417	9,767	6,289	16,056

Interest expense:
Savings and NOW accounts	644	9,610	10,254	120	3,891	4,011
Other time deposits	16,633	16,549	33,182	7,214	6,422	13,636
Borrowings	(5,661)	16,008	10,347	(4,679)	7,442	2,763
Long-term borrowings	(2,013)	(666)	(2,679)	(429)	402	(27)

Total interest expense	9,603	41,501	51,104	2,226	18,157	20,383

Net interest income, on a tax equivalent basis	$23,887	$(29,574)	$(5,687)	$7,541	$(11,868)	$(4,327)

          For the nine months ended September 30, 2005, the Corporation’s interest income on a tax equivalent basis increased $45.4 million to $327.2 million from $281.7 million for the same period in 2004. The $45.4 million increase in tax equivalent interest income is attributable to a $33.5 million increase related to the volume of average interest earning assets and an $11.9 million increase related to the yield on such assets.
          Average interest earning assets increased 9.0% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was due mainly to an increase in average net loans of $1.3 billion or 27.6% which was partially offset by a decrease in average investment securities of $626.2 million or 26.1%. The increase in average net loans was due to an increase in the average mortgage loan portfolio of 32.8% or $440.0 million during the nine month period of 2005 compared to the same period in 2004. Average commercial loans also increased 28.6% or $731.9 million and consumer loans reflected an increase of 21.1% or $86.3 million during the same periods. The decrease in investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005.
          The Corporation’s interest expense for the nine months ended September 30, 2005 increased $51.1 million or 50.7% compared to the nine months ended September 30, 2004. This increase was attributable to a $9.6 million increase related to the volume of interest bearing liabilities and a $41.5 million increase related to the cost of interest bearing liabilities. The increase in interest expense was due, in part, to a growth in average interest bearing liabilities of $577.5 million or 9.3% for the nine month periods of 2005 compared to the same period in 2004, comprised of increase in average interest bearing deposits of $907.8 million and offset by a decrease in average total borrowings of $330.2 million.
          The Corporation’s interest income on a tax equivalent basis increased $16.1 million, or 16.3% to $114.4 million for the quarter ended September 30, 2005 from $98.3 million for the quarter ended September 30, 2004. The increase of $16.1 million in tax equivalent interest income is attributable to a $9.8 million increase related to the volume of average interest earning assets and a $6.3 million increase related to the yield on such assets.
          Average interest earning assets increased 6.0% for the quarter ended September 30, 2005 compared to the third quarter of 2004. This change was primarily driven by an increase in average net loans, which rose 24.1% or $1.2 billion for the third quarter of 2005 compared to the same period in 2004. Due to the continued low interest rate scenario in the mortgage lending market, the average mortgage loan portfolio reflected a growth of 37.6% or $548.5 million. Management continued to place a high emphasis on the mortgage loan portfolio due to the low interest rate scenario and the active market for residential real estate in Puerto Rico. The average consumer loan portfolio also reflected an increase of 21.3% or $93.4 million as a result of the Corporation’s marketing strategies to increase its participation in this sector by offering innovative and attractive loan products and credit cards. Average commercial loans reflected an increase of 19.00% or $531.6 million. Average investment securities reflected a decrease of 29.5% or $698.1 million for the third quarter of 2005 compared to the third quarter of 2004 due to the sale of $785 million of investment securities during the first quarter of 2005. Average interest bearing deposits also decreased $30.8 million during the third quarter of 2005, when compared to the same quarter of 2004.
     The average yield on interest earning assets for the nine months and the quarter ended September 30, 2005 increased 34 and 48 basis points, respectively compared to the same periods in 2004. These increases were a result of the higher interest rate scenario, specifically, the commercial loan portfolio has a high proportion of loans with floating rates which resulted in an increase in the average yield of this portfolio of 108 basis points for the nine month period and 145 basis points for the quarter ended September 30, 2005 compared to the same periods in 2004. This was partially offset by lower rates on consumer loans during 2005.
     The Corporation’s interest expense for the quarter ended September 30, 2005 increased by 55.8% to $56.9 million from $36.5 million for the quarter ended September 30, 2004. The $20.4 million increase in interest expense is attributable to a $2.2 million increase related to the volume of interest bearing liabilities and an $18.2 million increase related to the cost of interest bearing liabilities. This increase in interest expense was attributed to a growth of 6% or $392.9 million in average interest bearing liabilities, as well as an increase of 103 basis points in the average cost of interest bearing liabilities due to short term interest rate increases. There was an increase of 29.3% or $1.0 billion in the average balance of interest bearing deposits during the third quarter of 2005 compared to the same period in 2004. There was also a decrease of $643.5 million or 21.1% in average borrowings (including term and subordinated notes).
          The following tables show average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and nine months ended September 30, 2005 and 2004.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2005			September 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$159,874	$1,194	2.96%	$78,344	$338	1.72%
Federal funds sold and securities purchased under agreements to resell	92,455	822	3.53%	204,764	799	1.55%

Total interest bearing deposits	252,329	2,016	3.17%	283,108	1,137	1.60%

U.S. Treasury securities	3,359	26	3.07%	8,076	27	1.33%
Obligations of other U.S. government agencies and corporations	719,915	7,647	4.21%	1,177,629	16,490	5.57%
Obligations of the government of Puerto Rico and political subdivisions	71,934	960	5.29%	48,167	921	7.61%
Collateralized mortgage obligations and mortgage backed securities	824,214	8,431	4.06%	1,100,014	11,531	4.17%
Other	51,749	480	3.68%	35,343	458	5.16%

Total investment securities	1,671,171	17,544	4.16%	2,369,229	29,427	4.94%

Loans:
Commercial	3,329,005	46,805	5.58%	2,797,452	29,039	4.13%
Construction	201,278	4,198	8.27%	203,473	2,767	5.41%
Consumer	531,205	12,488	9.33%	437,766	11,337	10.30%
Mortgage	2,006,515	29,449	5.82%	1,457,988	22,660	6.18%
Lease financing	121,128	1,900	6.22%	112,815	1,977	6.97%

Gross loans	6,189,131	94,840	6.08%	5,009,494	67,780	5.38%
Allowance for loan losses	(65,809)			(73,200)

Loans, net	6,123,322	94,840	6.14%	4,936,294	67,780	5.46%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,046,822	114,400	5.64%	7,588,631	98,344	5.16%

Total non-interest earning assets	401,457			329,427

Total assets	$8,448,279			$7,918,058

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,960,629	$10,458	2.12%	$1,925,289	$6,447	1.33%
Other time deposits	1,476,025	12,311	3.31%	1,211,994	6,131	2.01%
Brokered deposits	1,132,741	10,282	3.60%	395,643	2,826	2.84%

Total interest bearing deposits	4,569,395	33,051	2.87%	3,532,926	15,404	1.73%
Borrowings	2,287,185	22,503	3.90%	2,886,927	19,740	2.72%
Term Notes	42,243	544	5.11%	144,658	1,341	3.69%
Subordinated Notes	74,559	795	4.23%	15,925	25	0.62%

Total interest bearing liabilities/interest expense	6,973,382	56,893	3.24%	6,580,436	36,510	2.21%

Total non-interest bearing liabilities	888,815			817,599

Total liabilities	7,862,197			7,398,035

Stockholders’ Equity	586,082			520,023

Total liabilities and stockholders’ equity	$8,448,279			$7,918,058

Net interest income, on a tax equivalent basis		$57,507			$61,834

Net interest spread			2.39%			2.95%
Cost of funding earning assets			2.81%			1.91%
Net interest margin, on a tax equivalent basis			2.84%			3.24%

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2005			September 30, 2004
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$134,244	$2,741	2.73%	$61,059	$574	1.26%
Federal funds sold and securities purchased under agreements to resell	159,163	3,490	2.93%	209,838	2,017	1.28%

Total interest bearing deposits	293,407	6,231	2.84%	270,897	2,591	1.28%

U.S.Treasury securities	4,775	84	2.35%	5,000	42	1.12%
Obligations of other U.S.government agencies and corporations	904,694	34,397	5.08%	1,087,760	45,630	5.60%
Obligations of the government of Puerto Rico and political subdivisions	78,795	3,187	5.41%	45,106	2,794	8.27%
Collateralized mortgage obligations and mortgage backed securities	737,664	23,463	4.25%	1,224,876	38,616	4.21%
Other	47,563	1,139	3.20%	36,992	2,168	7.83%

Total investment securities	1,773,491	62,270	4.69%	2,399,734	89,250	4.97%

Loans:
Commercial	3,294,872	126,265	5.12%	2,563,015	77,571	4.04%
Construction	196,355	10,652	7.25%	208,979	7,930	5.07%
Consumer	495,973	35,711	9.63%	409,701	34,614	11.29%
Mortgage	1,779,534	80,360	6.04%	1,339,563	63,769	6.36%
Lease financing	116,394	5,670	6.51%	110,438	6,017	7.28%

Gross loans	5,883,128	258,658	5.88%	4,631,696	189,901	5.48%
Allowance for loan losses	(68,424)			(73,576)

Loans, net	5,814,704	258,658	5.95%	4,558,120	189,901	5.57%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,881,602	327,159	5.55%	7,228,751	281,742	5.21%

Total non-interest earning assets	402,572			328,394

Total assets	$8,284,174			$7,557,145

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,963,244	$28,348	1.93%	$1,897,769	$18,094	1.27%
Other time deposits	1,492,587	33,815	3.03%	1,170,315	16,296	1.86%
Brokered deposits	896,512	23,388	3.49%	376,487	7,725	2.74%

Total interest bearing deposits	4,352,343	85,551	2.63%	3,444,571	42,115	1.63%
Borrowings	2,357,516	63,414	3.60%	2,616,945	53,067	2.71%
Term Notes	36,178	902	3.33%	165,446	5,621	4.54%
Subordinated Notes	73,109	2,094	3.83%	14,636	54	0.49%

Total interest bearing liabilities/interest expense	6,819,146	151,961	2.98%	6,241,598	100,857	2.16%

Total non-interest bearing liabilities	869,271			813,992

Total liabilities	7,688,417			7,055,590

Stockholders’ Equity	595,757			501,555

Total liabilities and stockholders’ equity	$8,284,174			$7,557,145

Net interest income, on a tax equivalent basis		$175,198			$180,885

Net interest spread			2.57%			3.05%
Cost of funding earning assets			2.58%			1.86%
Net interest margin, on a tax equivalent basis			2.97%			3.34%

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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)
Bank service fees on deposit accounts	$9,488	$9,611	$3,334	$3,170
Other service fees:
Credit card fees	11,091	9,358	3,880	3,122
Mortgage servicing fees	1,590	1,339	587	521
Trust fees	2,318	2,228	583	746
Other fees	6,779	6,413	2,256	2,166
Broker/dealer, asset management, and insurance fees	40,558	38,176	14,219	12,911
Gain on sale of securities, net	17,838	11,465	462	2,462
Gain (loss) on extinguishment of debt	(5,959)	—	784	—
Gain (loss) on sale of loans	7,874	(84)	666	(240)
Gain on sale of mortgage servicing rights	69	284	14	88
Trading (losses) gains	211	16	815	(185)
Gain (loss) on derivatives	1,884	198	(840)	426
Other gains, net	4,135	6,335	1,146	2,366
Other	2,364	2,668	762	845

	$100,240	$88,007	$28,668	$28,398

          The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the nine months ended		For the three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(In thousands)
Broker-dealer	$20,231	$22,794	$7,343	$7,503
Asset management	15,209	11,307	4,898	4,057

Total Santander Securities	35,440	34,101	12,241	11,560
Insurance	5,118	4,075	1,978	1,351

Total	$40,558	$38,176	$14,219	$12,911

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
          The Corporation’s other income reached $28.7 million for the quarter ended September 30, 2005 compared to $28.4 million for the quarter ended September 30, 2004 reflecting an increase of $0.3 million or 1.0%. This increase was the result of higher broker-dealer, asset management and insurance fees of $1.3 million, or 10.1%, an increase of $1.0 million in trading gains and $0.9 million in Bank services fees and gain on sale of loans. These increases were partially offset by a decrease in gain on sale of securities of $2.0 million, lower gains on derivatives of $1.2 million and lower gains on mortgage servicing rights (“MSR”) recognized on loans sold with servicing retained.
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
          The increase in broker-dealer commissions is due to an increase in underwriting activity and an increase in fixed income activity during the nine month period and quarter ended September 30, 2005 compared to the same periodss in 2004. The increase in asset management commissions is due to the growth in assets under management resulting from the issuance of new closed end mutual funds.
          The Corporation’s gain on sale of loans was primarily due to the sale of certain previously charged off consumer loans to an unrelated third party. There are also sales of loans in the portfolio of mortgage loans held for sale. Mortgage loan sales are executed from time to time when interest rate movements permit the Corporation to maximize its returns.
          In February 2004, the Corporation sold the building known as Torre Santander, a seventeen story building located at 221 Ponce de León Avenue, Hato Rey, Puerto Rico, to an unrelated third party in a sales-leaseback transaction and recognized a gain of $2.8 million, recorded under other gains. A deferred gain of $4.0 million was recorded and is being amortized as a reduction of rent expense over the term of the related leases through January 2009. The unamortized deferred gain as of September 2005 is $2.2 million.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands)
Salaries	$41,954	$41,225	$14,549	$14,192
Pension and other benefits	39,755	39,593	12,562	12,291
Expenses deferred as loan origination costs	(9,421)	(11,781)	(3,113)	(3,675)

Total personnel costs	72,288	69,037	23,998	22,808

Occupancy costs	12,581	10,109	4,193	3,439

Equipment expenses	2,703	2,848	903	963

EDP servicing expense, amortization and technical services	23,727	25,688	8,338	7,873

Communications	6,200	6,792	2,004	2,202

Business promotion	8,239	7,140	3,198	2,828

Other taxes	6,293	6,574	2,105	2,049

Other operating expenses:
Professional fees	7,754	8,722	2,554	3,526
Amortization of intangibles	1,066	685	386	274
Printing and supplies	1,380	1,292	526	421
Credit card expenses	6,393	5,622	2,235	1,973
Insurance	1,812	1,552	649	687
Examinations & FDIC assessment	1,344	708	456	325
Transportation and travel	1,637	1,611	601	514
Repossessed assets provision and expenses	1,465	2,002	346	404
Collections and related legal costs	1,202	2,234	235	765
All other	9,865	9,838	3,176	2,764

Other operating expenses	33,918	34,266	11,164	11,653

Non personnel expenses	93,661	93,417	31,905	31,007

Total Operating expenses	$165,949	$162,454	$55,903	$53,815

          For the nine months ended September 30, 2005, the Corporation’s efficiency ratio on a tax equivalent basis improved 83 basis points to 62.96% from 63.79% for the same period in 2004. These improvements were the result of higher revenues (excluding gains on sales of securities, loss on extinguishment of debt in 2005 and a gain on the sale of a building during the first quarter of 2004) partially offset by an increase of $3.5 million in operating expenses.
          Operating expenses increased $3.5 million or 2.2% for the nine-month period ended September 30, 2005 compared to the same period in 2004. There was an increase of $3.2 million in salaries and employee benefits and an increase of $0.2 million in non-personnel expenses. The increase in salaries and employee benefits was due to a decrease of $2.4 million in expenses deferred as loan origination cost (as a result of the periodic revision of the standard cost of originating consumer loans which incorporated technological efficiencies in the origination process) and an increase in salaries and pension and other benefits of $0.9 million. Non-personnel expenses increased $0.2 million or 0.3% to $93.7 million for the nine months ended September 30, 2005 from $93.4 million for the same period in 2004. There were decreases of $2.0 million in EDP servicing expense, amortization and technical services due to lower servicing costs and lower amortization of EDP due in part to fully amortized equipment, $1.0 million in professional services, $1.0 million in collections and related legal costs, $0.6 in communications expenses. These decreases were partially offset by increases in occupancy costs of $2.5 million due primarily to the high lease rates of rent at a new facility and additional payments of rent because of construction delays. Further, there was an increase in business promotion of $1.1 million consistent with our strategy to increase market share and grow the volume of our business and $0.6 million in examinations & FDIC assessment.
          During the third quarter of 2005 compared to the same period in 2004, operating expenses increased $2.1 million, or 3.9% to $55.9 million for the quarter ended in September 2005 from $53.8 million for the same period in 2004. This increase was due to an increase in salaries and employee benefits of $1.2 million and non personnel expenses operating expenses of $0.9 million. The increase in salaries and employee benefits was due to an increase of $0.4 million in commissions and bonuses of $0.4 million in salaries and a decrease of $0.6 million in expenses deferred as loan origination costs (as a result of the periodic revision of the standard cost of originating consumer loans which incorporated technological efficiencies in the origination process). Non-personnel expenses increased $0.9 million or 2.9% from $31.0 million for the quarter ended September 30, 2004 to $31.9 million for the quarter ended September 30, 2005. This increase was due primarily to increases in occupancy cost of $0.8 million due to higher lease rates of new facilities because of construction delays and additional payments of rents, $0.5 million in EDP servicing expenses, amortization and technical services, $0.4 million in business promotion consistent with our strategy to increase market share and grow the volume of our business and $0.3 million credit card expenses. These increases were partially offset by a decrease in professional fees of $1.0 million.
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
          During October 2005, the Puerto Rico Legislature approved a bill to impose an additional temporary two-year surtax of 1% of taxable income, applicable to Puerto Rico banking institutions. This additional surtax, if signed into law by the governor of Puerto Rico, is applicable for taxable years 2005 and 2006 and would increase the maximum marginal corporate income tax rate for Puerto Rico financial institution to 42.5%. This bill is in substitution of the previously proposed 4% transitory tax on taxable interest income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved ,and the actual distribution of taxable and exempt income each applicable year.
          The provision for income tax amounted to $21.9 million, or 25.8% of pretax earnings, for the nine month period ended September 30, 2005, compared to $5.4 million, or 7.6% of pretax earnings, for the same period in 2004. For the quarter ended September 30, 2005, the provision for income tax was $6.3 million or 26.7% of pretax earnings compared to $2.0 million or 8.0% of pretax earnings for the quarter ended September 30, 2004. The increase in the provision for income tax during 2005 was due to a change in the composition of the Corporation’s taxable and exempt assets over those periods.

Additionally, the provision for income taxes for the quarter and nine-month period ended September 30, 2005 includes the retroactive effect of 2.5% surtax (explained above) in the amount of $1.3 million.
Financial Position — September 30, 2005
Assets
     The Corporation’s assets reached $8.7 billion as of September 30, 2005, a 4.5% or $0.4 billion increase when compared to total assets of $8.3 billion at December 31, 2004 and a 9.2% or $0.7 billion increase when compared to total assets of $8.0 billion at September 30, 2004. As of September 30, 2005 there was an increase of $648.0 million and $942.1 million in net loans, including loans held for sale, compared to December 31 and September 30, 2004 balances, respectively. The investment securities portfolio decreased by $300.0 million or 14.9% compared to December 31, 2004. During the first quarter of 2005, the Corporation modified its asset/liability mix to adjust for expectations of further rises in short term rates. The Corporation sold $785 million of its investment securities and realized a gain of $16.9 million. This gain was partially offset by a loss of $6.0 million on the extinguishment of certain term repo transactions that were funding part of the securities sold.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	September 30,	December 31,	Increase
	2005	2004	(Decrease)
	(In thousands)
Commercial and industrial	$3,305,474	$3,202,009	$103,465
Construction	214,123	199,799	14,324
Mortgage	2,020,378	1,591,077	429,301
Consumer	541,119	454,260	86,859
Leasing	123,045	112,152	10,893

Gross Loans	6,204,139	5,559,297	644,842
Allowance for loan losses	(66,051)	(69,177)	3,126

Net Loans	$6,138,088	$5,490,120	$647,968

     Net loans, including loans held for sale, at September 30, 2005 were $6.1 billion, reflecting an increase in the loan portfolio of $648.0 million or 11.8% when compared to $5.5 billion at December 31, 2004. The mortgage banking business represented the primary source of growth of the loan portfolio due to aggregate housing demand and prevailing market rates for residential mortgages. Mortgage loans purchased and originated continued to grow during first nine-month period of 2005 resulting in an increase of $430.8 million or 27.1%, in the mortgage loan portfolio. Mortgage loans originated for the third quarter of 2005 reached $179.5 million and purchases and sales for the same period were $200.1 million and $87.0 million, respectively. The mortgage loans purchased and sold during the third quarter of 2005 were negotiated at their fixed rates. Mortgage loan production for the nine month periods ended September 2005 reached $556.9 million. The total mortgage loan purchases and sales of loans for the same period were $289.9 million and $232.4 million, respectively.
     Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. Business has grown during 2004 and into 2005 due in part to the success of campaigns designed to improve penetration of the middle-market customer base. The Corporation has also established the so called “Business Orientation Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional segment coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The commercial and industrial loan portfolio also reflected an increase of $103.5 million or 3.2% over the nine months ended September 30, 2005 while consumer loans grew 19.1% to $541.1 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and the internet. Growth in the consumer loan portfolio came as a result of a shift in the acquisition strategy, with emphasis on pre-approved/pre-qualified solicitations in the personal loans and bankcards portfolios. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, the Corporation has been able to continue growing its loan portfolio.
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
ALLOWANCE FOR LOAN LOSSES

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$69,177	$69,693	$65,623	$66,665
Provision for loan losses	15,400	21,770	4,650	7,020
Retroactive reclassification of provision for commitments, unused lines and stanby letter of credit	—	—	—	392

	84,577	91,463	70,273	74,077

Losses charged to the allowance:
Commercial and industrial	6,777	14,848	1,383	1,806
Construction	1,438	—	—	—
Consumer	13,661	14,821	3,589	4,488
Leasing	706	1,212	140	375

	22,582	30,881	5,112	6,669

Recoveries:
Commercial and industrial	1,315	4,013	366	1,467
Consumer	2,290	5,767	270	1,716
Leasing	451	369	254	140

	4,056	10,149	890	3,323

Net loans charged-off	18,526	20,732	4,222	3,346

Balance at end of period	$66,051	$70,731	$66,051	$70,731

Ratios:
Allowance for loan losses to period-end loans	1.06%	1.34%	1.06%	1.34%
Recoveries to charge—offs	17.96%	32.86%	17.41%	49.83%
Annualized net charge—offs to average loans	0.42%	0.60%	0.27%	0.27%
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
     For the nine months and the quarter ended September 30, 2005, compared to the same periods in 2004, the ratio of recoveries to charge-offs reflected a decrease of 1,490 basis points and 3,242 basis points, respectively. This reduction was due to the sale of certain previously charged off consumer loans, to an unrelated third party, during the second quarter of 2005, that resulted in a reduction of charge-offs subject to recovery. A gain on sale of loans of $6.1 million was recorded pursuant to this transaction.
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
Liabilities
     As of September 30, 2005, total liabilities reached $8.1 billion, an increase of $362.2 million compared to the December 31, 2004 balance. This increase in total liabilities was principally due to increases in deposits of $948.9 million or 20.0%, in accrued interest payable of $26.9 million or 118.5% and in other liabilities of $67.3 million or 49.4%. These increases were partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) of $680.8 million or 23.8%. Federal funds purchased and other borrowings increased $41.3 million, repurchase agreements decreased $331.3 million and commercial paper decreased $399.7 million.
     At September 30, 2005, total deposits were $5.7 billion, reflecting an increase of $948.9 billion, or 20.0% over deposits of $4.7 billion as of December 31, 2004. This change was composed of an increase of $793.1 million in brokered deposits and $155.8 million in customer deposits. Non-interest bearing deposits reflected a decrease of $92.2 million or 12.4% compared to December 31, 2004. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
     Total borrowings at September 30, 2005 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $580.7 million or 21.0% and $680.8 million or 23.8%, compared to borrowings at September 30, 2004 and December 31, 2004, respectively. The reduction in higher cost borrowings was the result of the extinguishment of certain repurchase agreements that were funding part of the position of investment securities sold.
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

     Stockholders’ equity was $565.6 million, or 6.5% of total assets at September 30, 2005, compared to $553.3 million or 6.7% of total assets at December 31, 2004. The increase in stockholders’ equity was mainly due to net income for the period and was partially offset by unrealized losses on investment securities available for sale and dividends declared.
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
     As of September 30, 2005, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2005 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2005 were 8.62% and 10.90%, respectively, and the leverage ratio was 6.35%.
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
Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Forward	$183,878	$(10,999)	$—	$396
Interest Rate Swaps	—	—	—	1,369
Fair Value Hedges
Interest Rate Swaps	1,373,772	(22,058)	(214)	—

Totals	$1,557,650	$(33,057)	$(214)	$1,765

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,244)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	618,648	(9,764)	579	—

Totals	$718,648	$(12,008)	$579	$3,463

*	The notional amount represents the gross sum of long and short.

**	Net of tax.

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
     As of September 30, 2005, the Corporation had a FX swap with a notional value of $183.9 million classified as a cash flow hedge, which matures in November 2005. As of September 30, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.4 million.
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
     The fair value hedges have maturities through the year 2032 as of September 30, 2005 and December 31, 2004. The weighted-average rate paid and received on these contracts is 3.82% and 4.20%, and 2.36% and 4.55%, as of September 30, 2005 and December 31, 2004, respectively.
     As of September 30, 2005 and December 31, 2004, respectively, $1.6 billion and $0.7 billion were designated as fair value hedges, of which $1.3 billion and $586.6 million were associated to the swapping of fixed rate certificate of deposits and other obligations. The Corporation regularly issues fixed term certificates of deposit and other obligations, which it in turn swaps to create synthetic floating rate obligations via interest rate swaps. In these cases, the Corporation matches all of the relevant economic variables (notional amount, interest rate, payment date, and other terms) of the fixed rate obligations it issues to the fixed rate portion of the interest rate swap (which it receives from the counterparty) and pays the floating rate portion of the interest rate swap.
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
     The increase in interest swaps as of September 30, 2005 compared to December 31, 2004 is due to an increase in derivatives sold to clients and affiliates. In addition, there was an increase of $327,000 in freestanding derivatives.

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
     The Corporation’s one-year cumulative GAP position at September 30, 2005, was negative $1.6 billion or -18.51% of total assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
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

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30,2005

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total

	(dollars in thousands)
ASSETS:

Investment Portfolio	$333,202	$86,323	$267,628	$958,587	$77,415	$—	$43,965	$1,767,120
Deposits in Other Banks	329,498	—	—	—	—	—	160,554	490,052
Loan Portfolio, gross
Commercial	2,307,938	224,715	251,225	350,969	167,303	76,341	50,028	3,428,519
Construction	191,653	2,512	2,402	9,450	6,925	—	1,181	214,123
Consumer	217,297	75,280	165,117	67,877	9,748	7	5,793	541,119
Mortgage	92,318	286,633	620,818	447,953	530,942	39,915	1,799	2,020,378
Other Assets, net	—	—	—	—	—	—	236,821	236,821

Total Assets	$3,471,906	$675,463	$1,307,190	$1,834,836	$792,333	$116,263	$500,141	$8,698,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased

Commercial Paper	$229,852	$—	$—	$—	$—	$—	$—	$229,852
Repurchase Agreements	668,181	—	150,006	—	200,000	—	—	1,018,187
Federal Funds	821,632	—	—	—	—	—	—	821,632
Deposits
Certificates of Deposit	1,395,666	715,257	201,618	248,390	450,928	129,333	(7,421)	3,133,771
Non-interest bearing deposits	129,604	96,502	28,961	396,786	—	—	—	651,853
NOW and Savings Accounts	438,435	251,404	485,105	736,498	—	—	—	1,911,442
Term and Subordinated Debt	—	—	—	25,105	87,166	—	616	112,887
Other Liabilities and Capital	—	—	—	—	—	—	818,508	818,508

Total Liabilities and Capital	$3,683,370	$1,063,163	$865,690	$1,406,779	$738,094	$129,333	$811,703	$8,698,132

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$896,370	$737,696	$218,555	$241,969	$507,898	$165,492	$—	$2,767,980
Interest Rate Swaps (Liabilities)	2,253,142	352,696	100,097	27,017	1,898	33,130	—	2,767,980
Caps	39,084	—	—	37,287	—	—	—	76,371
Caps Final Maturity	37,287	—	—	39,084	—	—	—	76,371

GAP	$(1,566,439)	$(2,700)	$559,958	$641,212	$560,239	$119,292	$(311,562)	$—

Cumulative GAP	$(1,566,439)	$(1,569,139)	$(1,009,181)	$(367,969)	$192,270	$311,562	$—	$—

Cumulative interest rate gap to earning assets	-18.51%	-18.54%	-11.93%	-4.35%	2.27%	3.68%
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

PART I. ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Corporation maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. In connection with the original filing of our Report on Form 10Q for the quarterly period ended September 30, 2005, the Corporation’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) and based on such evaluation concluded that the Corporation’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the Corporation’s reports filed or submitted under the Exchange Act was accumulated and communicated to management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
Changes in Internal Controls
     No changes in internal controls over financial reporting occurred during the quarter ended September 30, 2005. However, during November 2005, the Corporation made the following changes to its internal controls designed to remediate the material weaknesses referred to above:
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
     Management believes that, as of December 31, 2005, these measures fully remediated the material weaknesses described above. These changes in the Corporation’s internal control over financial reporting have significantly improved, or are reasonable likely to significantly improve, the Corporation’s internal control over financial reporting.

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
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 — OTHER INFORMATION
     None

ITEM 5 — EXHIBITS

A.	Exhibit No.	Exhibit Description	Reference

	(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and
		Santander Bancorp	Exhibit 3.3 8-A12B

	(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander
		Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

	(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among
Santander BanCorp, Administración de Bancos Latinoamericanos
		Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

	(2.3)	Settlement Agreement between Santander BanCorp and Administración
		de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

	(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

	(3.2)	Bylaws	Exhibit 3.1 8-A12B

	(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual
		Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

	(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth
		Notes Linked to the S&P500 Index	Exhibit 4.610Q-03/31/04

	(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated
		Notes	Exhibit 4.3 10K-12/31/04

	(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander
		Puerto Rico	Exhibit 10A 10K-12/31/02

	(10.2)	Deferred Compensation Contract — Benito Cantalapiedra	Exhibit 10B 10K-12/31/02

	(10.3)	Deferred Compensation Contract — María Calero	Exhibit 10C 10K-12/31/02

	(10.4)	Employment Contract — José Ramón Gonzílez	Exhibit 10.1 10Q-03/31/05

	(10.5)	Employment Contract — Carlos M. García	Exhibit 10.2 10Q-03/31/05

	(10.6)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank
		of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

	(10.7)	Employment Contract — Roberto Córdova	Exhibit 10.3 10Q-03/31/05

	(10.8)	Employment Contract — Bartolomé Vélez	Exhibit 10.4 10Q-03/31/05

	(10.9)	Employment Contract — Lillian Díaz	Exhibit 10.5 10Q-03/31/05

	(10.10)	Technology Assignment Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.12 10KA-12/31/03

	(10.11)	Altair System License Agreement between CREFISA, Inc. and Banco
		Santander Puerto Rico	Exhibit 10.13 10KA-12/31/03

	(10.12)	Employment Contract-Anthony Boon	Exhibit 10.14 10Q-03/31/04

	(10.13)	Deferred Compensation Contract — Anthony Boon	Exhibit 10.15 10Q-03/31/04

	(10.14)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

	(14)	Code of Ethics	Exhibit 14 10K-12/31/04

	(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual
		Meeting of Stockholders	Def14A-03/26/05

	(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.1

	(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.2

	(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of
		The Sarbanes-Oxley Act of 2002	Exhibit 31.3

	(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and
Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: June 15, 2006	By: /s/ José Ramón González
President and Chief Executive Officer

Dated: June 15, 2006	By: /s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: June 15, 2006	By: /s/ María Calero
Executive Vice President and
Chief Accounting Officer