Form 10-Q
period 2006-06-30
SANTANDER BANCORP
filed 2006-08-09
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of June 30, 2006

Common Stock, $2.50 par value	46,639,104

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

PART I
ITEM 1
FINANCIAL STATEMENTS

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$188,544	$136,731
Interest-bearing deposits	583	8,833
Federal funds sold and securities purchased under agreements to resell	72,542	92,429

Total cash and cash equivalents	261,669	237,993

INTEREST-BEARING DEPOSITS	51,702	101,034
TRADING SECURITIES	46,682	37,679
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	1,007,095	995,032
Other investment securities available for sale	543,207	564,649

Total investment securities available for sale	1,550,302	1,559,681

OTHER INVESTMENT SECURITIES, at amortized cost	42,835	41,862
LOANS HELD FOR SALE, net	302,496	213,102
LOANS, net	6,109,822	5,741,788
ACCRUED INTEREST RECEIVABLE	92,330	77,962
PREMISES AND EQUIPMENT, net	57,243	55,867
GOODWILL	144,715	34,791
INTANGIBLE ASSETS	47,861	10,092
OTHER ASSETS	221,804	160,097

	$8,929,461	$8,271,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$674,664	$672,225
Interest-bearing	4,295,278	4,552,425

Total deposits	4,969,942	5,224,650

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	1,375,000	768,846
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	973,032	947,767
COMMERCIAL PAPER ISSUED	437,132	334,319
TERM NOTES	40,877	40,215
SUBORDINATED CAPITAL NOTES	239,810	121,098
ACCRUED INTEREST PAYABLE	74,302	65,160
OTHER LIABILITIES	263,088	201,366

Total liabilities	8,373,183	7,703,421

Contingencies and Commitments (Notes 7, 9 and 10)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(63,296)	(41,591)
Retained earnings:
Reserve fund	133,759	133,759
Undivided profits	122,570	113,114

Total stockholders’ equity	556,278	568,527

	$8,929,461	$8,271,948

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans	$250,437	$162,809	$138,359	$85,436
Investment securities	37,052	38,414	18,784	15,958
Interest-bearing deposits	1,921	1,547	962	1,336
Federal funds sold and securities purchased under agreements to resell	2,413	2,668	1,082	1,320

Total interest income	291,823	205,438	159,187	104,050

INTEREST EXPENSE:
Deposits	81,085	52,500	42,449	30,219
Securities sold under agreements to repurchase and other borrowings	65,623	41,269	37,376	18,871
Subordinated capital notes	3,267	1,299	853	698

Total interest expense	149,975	95,068	80,678	49,788

Net interest income	141,848	110,370	78,509	54,262
PROVISION FOR LOAN LOSSES	23,513	10,750	15,975	4,050

Net interest income after provision for loan losses	118,335	99,620	62,534	50,212

OTHER INCOME (LOSS):
Bank service charges, fees and other	22,156	20,627	11,038	10,432
Broker-dealer, asset management and insurance fees	29,476	26,339	14,431	13,766
Gain on sale of securities	60	17,376	56	415
Loss on extinguishment of debt	—	(6,744)	—	(17)
Gain on sale of mortgage servicing rights	18	55	15	12
Gain (loss) on sale of loans	(3)	7,207	(1)	6,127
Other income (loss)	(812)	6,712	(506)	1,749

Total other income	50,895	71,572	25,033	32,484

OTHER OPERATING EXPENSES:
Salaries and employee benefits	56,115	48,289	29,559	24,121
Occupancy costs	10,734	8,388	6,085	4,364
Equipment expenses	2,334	1,800	1,294	884
EDP servicing, amortization and technical assistance	17,860	15,389	9,806	7,596
Communication expenses	4,985	4,196	2,667	2,180
Business promotion	5,743	5,042	3,162	2,680
Other taxes	5,079	4,188	2,703	2,086
Other operating expenses	26,047	22,754	13,908	10,769

Total other operating expenses	128,897	110,046	69,184	54,680

Income before provision for income tax	40,333	61,146	18,383	28,016
PROVISION FOR INCOME TAX	15,950	15,599	7,355	8,383

NET INCOME	$24,383	$45,547	$11,028	$19,633

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.52	$0.98	$0.24	$0.42

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands)

	Six months Ended	Year Ended
	June 30, 2006	December 31, 2005
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Income, net of taxes:
Balance at beginning of year	(41,591)	(6,818)
Unrealized net loss on investment securities available for sale, net of tax	(21,741)	(34,031)
Unrealized net gain on cash flow hedges, net of tax	36	1,333
Minimum pension benefit, net of tax	—	(2,075)

Balance at end of period	(63,296)	(41,591)

Reserve Fund:
Balance at beginning of year	133,759	126,820
Transfer from undivided profits	—	6,939

Balance at end of period	133,759	133,759

Undivided Profits:
Balance at beginning of year	113,114	70,099
Net income	24,383	79,806
Transfer to reserve fund	—	(6,939)
Deferred tax benefit amortization	(2)	(3)
Common stock cash dividends	(14,925)	(29,849)

Balance at end of period	122,570	113,114

Total stockholders’ equity	$556,278	$568,527

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Comprehensive Income
Net income	$24,383	$45,547	$11,028	$19,633

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments securities available for sale, net of tax	(22,104)	200	(10,109)	15,194
Reclassification adjustment for gains and losses on investment securities available for sale included in net income, net of tax	363	(15,707)	253	(897)

Unrealized (losses) gains on investment securities available for sale, net of tax	(21,741)	(15,507)	(9,856)	14,297
Unrealized gains on derivative used for cash flow hedges, net of tax	36	975	—	274

Other comprehensive (losses) income, net of tax	(21,705)	(14,532)	(9,856)	14,571

Comprehensive income	$2,678	$31,015	$1,172	$34,204

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	For the six months ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,383	$45,547

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,120	6,052
Deferred tax provision	482	3,250
Provision for loan losses	23,513	10,750
Gain on sale of securities	(60)	(17,376)
Gain on equity securities	(497)	—
(Gain) loss on sale of loans	3	(7,207)
Gain on sale of mortgage-servicing rights	(18)	(55)
(Gain) loss on derivatives	1,311	(2,723)
(Gain) loss on sale of trading securities	601	(106)
Net (discount accretion) premium amortization on securities	(1,431)	2,294
Net (discount accretion) premium amortization on loans	(1,636)	185
Purchases and originations of loans held for sale	(428,152)	(377,394)
Proceeds from sales of loans held for sale	564	162,289
Repayments of loans held for sale	6,590	7,936
Proceeds from sales of trading securities	6,818,935	540,280
Purchases of trading securities	(6,828,539)	(555,990)
Net change in:
Increase in accrued interest receivable	(14,368)	(6,115)
Increase in other assets	(36,680)	(5,192)
Increase in accrued interest payable	9,142	14,718
Increase in other liabilities	17,481	25,632

Total adjustments	(424,639)	(198,772)

Net cash used in operating activities	(400,256)	(153,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits	49,332	(50,000)
Proceeds from sales of investment securities available for sale	—	851,388
Proceeds from maturities of investment securities available for sale	14,746,559	4,599,749
Purchases of investment securities available for sale	(14,833,975)	(4,999,352)
Proceeds from equity securities	497	—
Purchases of other investments	(972)	—
Repayment of securities and securities called	67,800	73,223
Proceeds from derivative transactions	—	2,303
Purchases of mortgage loans	—	(89,746)
Net decrease (increase) in loans	523,561	(171,803)
Proceeds from sales of mortgage-servicing rights	18	55
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalent acquired	(740,761)	—
Purchases of premises and equipment	(2,638)	(4,255)

Net cash (used in) provided by investing activities	(190,579)	211,562

(Continued)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(237,819)	$802,817
Net increase in federal funds purchased and other borrowings	606,154	146,168
Net increase (decrease) in securities sold under agreements to repurchase	25,265	(472,912)
Net increase (decrease) in commercial paper issued	102,813	(364,952)
Net increase in term notes	662	7,825
Issuance of subordinated capital notes	124,898	5
Dividends paid	(7,462)	(7,462)

Net cash provided by financing activities	614,511	111,489

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,676	169,826
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	237,993	479,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,669	$649,236

(Concluded)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander Central Hispano, S.A. (“BSCH”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
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
On February 28, 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement ($600 million for the acquisition and $125 million to refinance other debt of the Corporation unrelated to this acquisition) with Santusa Holding, S.L., a subsidiary of its parent company. On June 19, 2006, Santander BanCorp entered into a novation agreement and an amended and restated loan agreement with Lloyds TBS Bank to refinance the terms of the $725 million loan agreement with Santusa Holding, S.L. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities.

The Preferred Securities are classified as subordinated capital notes and the dividends as interest expense in the accompanying condensed consolidated financial statements.
     As a result of this transaction the Corporation recognized goodwill of $109.9 million and other intangible assets of $38.6 million (refer to Note 5 for additional information).
     In July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. The insurance company has not begun operations.
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
Loans Held for Sale
     Loans held for sale are recorded at the lower of cost or market computed on the aggregated portfolio basis. The amounts by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs.
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
     The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest, except for credit cards and mortgage loans for which interest is not recognized after four months. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent that it is received. The non accrual status is discontinued when loans are made current by the borrower.

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
Off-Balance Sheet Instruments
     In the ordinary course of business, the Corporation enters into off-balance sheet instruments consisting of commitments to extend credit, stand by letters of credit and financial guarantees. Such financial instruments are recorded in the financial statements when they are funded or when the related fees are incurred or received. The Corporation periodically evaluates the credit risks inherent in these commitments, and establishes loss allowances for such risks if and when these are deemed necessary.
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
     Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2005, which included an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage-Servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. An impairment loss amounting to $51,000 and $214,000 was recognized for the six months ended and year ended June 30, 2006 and December 31, 2005, respectively.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share were 46,639,104 for each of the quarters ended June 30, 2006 and 2005, respectively. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended June 30, 2006 and 2005.
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
     The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its financial condition and results of operations.
•	SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140.” In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Corporation’s consolidated financial position or results of operations.

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Corporation’s consolidated financial position or results of operations.

2. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$358,744	$3	$416	$358,331	4.90%
After one year to five years	486,862	—	26,254	460,608	3.89%

	845,606	3	26,670	818,939	4.32%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	11,540	—	4	11,536	5.09%
After one year to five years	3,805	—	63	3,742	4.07%
After five years to ten years	31,346	—	1,027	30,319	4.85%
Over ten years	13,636	—	198	13,438	5.84%

	60,327	—	1,292	59,035	5.07%

Mortgage-backed securities:
Over ten years	712,457	—	40,204	672,253	5.00%

Foreign securities
After one year to five years	75	—	—	75	5.60%

	$1,618,465	$3	$68,166	$1,550,302	4.64%

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$279,780	$4	$598	$279,186	3.04%
After one year to five years	268,511	—	9,359	259,152	3.68%
After five years to ten years	219,920	—	6,483	213,437	4.15%

	768,211	4	16,440	751,775	3.58%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	43	3	12,790	4.93%
After one year to five years	9,920	11	54	9,877	4.07%
After five years to ten years	27,604	34	423	27,215	4.83%
Over ten years	3,786	10	78	3,718	6.35%

	54,060	98	558	53,600	4.82%

Mortgage-backed securities:
Over ten years	775,073	—	20,842	754,231	5.00%

Foreign Securities
After one year to five years	75	—	—	75	5.60%

	$1,597,419	$102	$37,840	$1,559,681	4.42%

     The number of positions, fair value and unrealized losses at June 30, 2006, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	10	$680,011	$23,022	2	$72,139	$3,648	12	$752,150	$26,670
Commonwealth of Puerto Rico and its subdivisions	14	41,592	509	13	17,443	783	27	59,035	1,292
Mortgage-backed securities	13	242,299	12,562	18	429,954	27,642	31	672,253	40,204

	37	$963,902	$36,093	33	$519,536	$32,073	70	$1,483,438	$68,166

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
     The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. For investment securities in the P.R. Government portfolio, which have experienced lower ratings due to credit quality concerns, no other-than-temporary impairment is expected because the Corporation anticipates to recover the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
     The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Loans
     The Corporation’s loan portfolio at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$2,394,063	$2,968,178
Consumer	1,368,077	564,198
Leasing	150,767	137,855
Construction	300,480	217,304
Mortgage	2,164,870	1,929,203

	6,378,257	5,816,738
Unearned income and deferred fees/costs	(180,740)	(8,108)
Allowance for loan losses	(87,695)	(66,842)

	$6,109,822	$5,741,788

4. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the three months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Balance at beginning of period	$66,842	$69,177	$87,717	$69,205
Provision for loan losses	23,513	10,750	15,975	4,050
Reserve balance acquired	17,830	—	—	—

	108,185	79,927	103,692	73,255

Losses charged to the allowance:
Commercial	7,223	5,394	6,439	1,355
Construction	—	1,438	—	1,438
Consumer	14,981	10,072	10,235	5,690
Leasing	986	566	794	231

	23,190	17,470	17,468	8,714

Recoveries:
Commercial	1,220	949	565	483
Consumer	1,036	2,020	646	492
Leasing	444	197	260	107

	2,700	3,166	1,471	1,082

Net loans charged off	20,490	14,304	15,997	7,632

Balance at end of period	$87,695	$65,623	$87,695	$65,623

5. Goodwill and Intangible Assets:
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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	109,924	—

	$144,715	$34,791

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
Other Intangible Assets
     Other intangible assets at June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Mortgage-servicing rights	$7,226	$7,974
Advisory-servicing rights	1,200	1,300
Intangible pension asset	818	818
Trade name	23,700	—
Customer relationships	10,251	—
Non-compete agreements	4,666	—

	$47,861	$10,092

     Mortgage-servicing rights have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance and are being amortized over their estimated useful lives of 10 years and 3 years, respectively.

6. Other Assets
     Other assets at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets, net	$27,272	$19,635
Accounts receivable	82,334	65,728
Securities sold not delivered, net	2,303	72
Other real estate	2,964	2,249
Software, net	9,688	11,095
Prepaid expenses	17,438	8,468
Customers’ liabilities on acceptances	2,564	3,669
Derivative assets	61,087	47,436
Other	16,154	1,745

	$221,804	$160,097

7. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$1,375,000	$973,032	$437,132

Average indebtedness outstanding during the period	$1,196,930	$932,691	$376,938

Maximum amount outstanding during the period	$1,521,098	$986,759	$750,000

Average interest rate for the period	5.45%	5.11%	4.77%

Average interest rate at period end	5.39%	5.33%	5.30%

	December 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$768,846	$947,767	$334,319

Average indebtedness outstanding during the period	$821,251	$1,051,350	$423,331

Maximum amount outstanding during the period	$975,155	$1,565,269	$830,000

Average interest rate for the period	3.37%	4.24%	3.20%

Average interest rate at period end	4.26%	4.71%	4.35%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Federal funds purchased and other borrowings:
After thirty to ninety days	$—	$118,846
Over ninety days	1,375,000	650,000

Total	$1,375,000	$768,846

Securities sold under agreements to repurchase:
Within thirty days	$623,026	$597,761
Over ninety days	350,006	350,006

Total	$973,032	$947,767

Commercial paper issued:
Within thirty days	$99,943	$334,319
After thirty to ninety days	238,589	—
Over ninety days	98,600	—

Total	$437,132	$334,319

     As of June 30, 2006 and December 31, 2005, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 10.90 months and 18.92 months, respectively.
     As of June 30, 2006, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$188,279	$192,095	0.37
Federal Home Loan Bank New York	100,000	103,237	21.57
Barclays Capital	173,065	177,517	0.33
Lehman Brothers RS	331,161	347,334	51.72
UBS Financial Services, Inc.	180,527	186,912	0.36

	$973,032	$1,007,095	20.02

     There may be a penalty on early termination of these securities sold under agreements to repurchase.

The following investment securities were sold under agreements to repurchase:

	June 30, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
U.S. Government agencies and corporations	$381,951	$365,607	$381,951	5.57%
Mortgage-backed securities	625,144	607,425	625,144	5.16%

Total	$1,007,095	$973,032	$1,007,095	5.32%

	December 31, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
U.S. Government agencies and corporations	$296,848	$268,285	$296,848	5.43%
Mortgage-backed securities	698,184	679,482	698,184	4.41%

Total	$995,032	$947,767	$995,032	4.72%

8. Derivative Financial Instruments:
As of June 30, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive Income*
			the six month	for the six
	Notional		period ended	months ended
	Value	Fair Value	June 30, 2006	June 30, 2006
	(In thousands)
CASH FLOW HEDGES
Foreign currency swaps	$—	$—	$—	$36
FAIR VALUE HEDGES
Interest rate swaps	1,363,772	(47,149)	(892)	—
OTHER DERIVATIVES
Options	139,909	24,232	(827)	—
Embedded options on stock-indexed deposits and notes	(139,909)	(24,232)	827	—
Interest rate caps	44,668	135	58	—
Customer interest rate caps	(41,546)	(127)	(52)	—
Customer interest rate swaps	(1,469,943)	(8,079)	(5,006)	—
Interest rate swaps	1,486,943	8,465	4,769	—
Interest rate swaps-freestanding derivatives	387,000	(702)	(251)	—
Loan commitments	2,286	23	63	—

			$(1,311)	$36

*	Net of tax

     As of December 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2005	Dec. 31, 2005
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency swaps	117,725	2,182	—	(36)
FAIR VALUE HEDGES
Interest rate swaps	1,408,772	(26,880)	28	—
OTHER DERIVATIVES
Options	135,150	23,833	11,711	—
Embedded options on stock-indexed deposits	(134,767)	(23,833)	(9,401)	—
Interest rate caps	37,571	77	131	—
Customer interest rate caps	(35,851)	(75)	(118)	—
Customer interest rate swaps	(901,760)	(3,073)	(2,136)	—
Interest rate swaps	920,761	3,695	2,243	—
Interest rate swaps-free standing derivatives	354,000	(451)	(451)	—
Loan commitments	7,270	(40)	(43)	—

			$1,964	$1,333

*	Net of tax
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
     The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On December 15, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 14,000,000,000 Japanese Yen (“JPY”) for a three month term at a per annum rate of 0.1629%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in USD, management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $117.7 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD, and bought JPY forward and sold USD, thus eliminating exposure to changes USD/JPY. The implicit economic cost of this transaction is 4.64%. This rate is equivalent to the three-month LIBOR (as of the date of the transaction) plus 15 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap was $117.7 million and it matured on March 15, 2006.
     As of June 30, 2006, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.4 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.23% and 4.64%, respectively. As of June 30, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.2 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the six months ended June 30, 2006, the Corporation recognized a loss of approximately $0.9 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the six months ended June 30, 2006, a gain of approximately $0.8 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $0.8 million was recorded on the option contracts. For the year ended December 31, 2005, a loss of approximately $9.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $11.7 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously cover the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Corporation recognized a loss on these transactions of $231,000 and $120,000 respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Corporation recognized a loss of $251,000 and $451,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of June 30, 2006 the Corporation had loan commitments outstanding for approximately $2.3 million and recognized a gain of $63,000 on these commitments. At December 31, 2005, the Corporation had loan commitments outstanding for approximately $7.3 million and recognized a loss of $43,000 on these commitments.
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
     The components of net periodic benefit cost for the Plan for the six and three month periods ended June 30, 2006 and 2005 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$886	$694	$443	$347
Interest cost	1,132	1,016	566	508
Expected return on plan assets	(1,116)	(1,068)	(558)	(534)
Net amortization	338	228	169	114

Net periodic benefit cost	$1,240	$870	$620	$435

The Plan’s required minimum contribution to be paid during 2006 is approximately $3,213,000.
     The components of net periodic benefit cost for the Central Hispano Plan for the six and three month periods ended June 30, 2006 and 2005 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Interest cost	$970	$952	$485	$476
Expected return on plan assets	(1,086)	(1,000)	(543)	(500)
Net amortization	242	210	121	105

Net periodic benefit cost	$126	$162	$63	$81

     For the Central Hispano Plan the required minimum contribution to be paid during 2006 is approximately $3,119,000.
11. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,082,000 at June 30, 2006, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fee received from the customer for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2006 had terms ranging from one month to seven years. The contract amounts of the standby letters of credit of approximately $217,679,000 at June 30, 2006, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
12. Segment Information:
Types of Products and Services
     The Corporation has five (four in 2005) reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Wealth Management. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information.
Measurement of Segment Profit or Loss and Segment Assets
     The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
     The following presents financial information of reportable segments as of and for the six-month periods ended June 30, 2006 and 2005. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation.

	June 30, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$144,064	$84,189	$48,098	$40,396	$24,965	$27,643	$(26,637)	$342,718
Intersegment revenue	23,365	—	—	—	—	3,272	(26,637)	—
Interest income	124,441	82,813	48,071	40,131	1,140	19,305	(24,078)	291,823
Interest expense	55,712	42,716	13,917	37,381	1,422	20,006	(21,179)	149,975
Depreciation and amortization	2,736	935	1,421	393	518	2,117	—	8,120
Segment income (loss) before income tax	31,802	34,532	2,307	692	7,284	(33,196)	(3,088)	40,333
Segment assets	$3,605,944	$2,521,171	$770,576	$1,813,308	$97,091	$1,118,821	$(997,450)	$8,929,461

	June 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$113,598	$77,514	$53,009	$24,530	$15,517	$(7,158)	$277,010
Intersegment revenue	5,465	—	—	—	1,693	(7,158)	—
Interest income	95,049	73,211	40,923	838	1,031	(5,614)	205,438
Interest expense	22,732	25,137	49,585	871	2,431	(5,688)	95,068
Depreciation and amortization	2,894	719	75	256	2,108	—	6,052
Segment income (loss) before income tax	34,171	46,977	1,226	6,588	(27,504)	(312)	61,146
Segment assets	$3,514,464	$2,947,480	$2,027,408	$94,462	$321,826	$(393,559)	$8,512,081

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2006	June 30, 2005
	(In thousands)
Revenues:
Total revenues for reportable segments	$341,712	$268,651
Other revenues	27,643	15,517
Elimination of intersegment revenues	(26,637)	(7,158)

Total consolidated revenues	$342,718	$277,010

Total income before tax of reportable segments	$76,617	$88,962
Income (loss) before tax of other segments	(33,196)	(27,504)
Elimination of intersegment income before tax	(3,088)	(312)

Consolidated income before tax	$40,333	$61,146

Assets:
Total assets for reportable segments	$8,808,090	$8,583,814
Assets not attributed to segments	1,118,821	321,826
Elimination of intersegment assets	(997,450)	(393,559)

Total consolidated assets	$8,929,461	$8,512,081

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Six months ended		Three months ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005
CONDENSED INCOME STATEMENTS
Interest income	$291,823	$205,438	$159,187	$104,050
Interest expense	149,975	95,068	80,678	49,788

Net interest income	141,848	110,370	78,509	54,262
Gain on sale of securities	60	17,376	56	415
Loss on extinguishment of debt	—	(6,744)	—	(17)
Other income	50,835	60,940	24,977	32,086
Operating expenses	128,897	110,046	69,184	54,680
Provision for loan losses	23,513	10,750	15,975	4,050
Income tax	15,950	15,599	7,355	8,383

Net income	$24,383	$45,547	$11,028	$19,633

PER COMMON SHARE DATA
Net income	$0.52	$0.98	$0.24	$0.42
Book value	$11.93	$12.21	$11.93	$12.21
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.32	$0.32	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,275,696	$5,649,010	$6,395,385	$5,827,021
Allowance for loan losses	81,508	69,753	83,757	70,232
Earning assets	8,151,643	7,788,796	8,209,900	7,698,510
Total assets	8,614,003	8,192,321	8,870,339	8,137,012
Deposits	4,985,142	4,939,532	5,031,478	5,148,346
Borrowings	2,755,037	2,498,732	2,923,128	2,166,111
Common equity	551,520	600,708	564,806	628,041
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,412,318	$5,955,012	$6,412,318	$5,955,012
Allowance for loan losses	87,695	65,623	87,695	65,623
Earning assets	8,366,586	8,235,172	8,366,586	8,235,172
Total assets	8,929,461	8,512,081	8,929,461	8,512,081
Deposits	4,969,942	5,543,184	4,969,942	5,543,184
Borrowings	3,065,851	2,181,482	3,065,851	2,181,482
Common equity	556,278	569,435	556,278	569,435
Continued

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.61%	3.05%	3.94%	2.97%
Efficiency ratio (1)	65.47%	61.56%	65.45%	61.25%
Return on average total assets (on an annualized basis)	0.57%	1.12%	0.50%	0.97%
Return on average common equity (on an annualized basis)	8.92%	15.29%	7.83%	12.54%
Dividend payout	61.54%	32.65%	66.67%	38.09%
Average net loans/average total deposits	125.89%	114.35%	127.11%	113.18%
Average earning assets/average total assets	94.63%	95.07%	92.55%	94.61%
Average stockholders’ equity/average assets	6.40%	7.33%	6.37%	7.72%
Fee income to average assets (annualized)	1.21%	1.16%	1.15%	1.19%
Capital:
Tier I capital to risk-adjusted assets	8.17%	8.85%	8.17%	8.85%
Total capital to risk-adjusted assets	11.25%	11.21%	11.25%	11.21%
Leverage Ratio	5.86%	6.49%	5.86%	6.49%
Asset quality:
Non-performing loans to total loans	1.69%	1.27%	1.69%	1.27%
Annualized net charge-offs to average loans	0.65%	0.50%	0.99%	0.52%
Allowance for loan losses to period-end loans	1.35%	1.09%	1.35%	1.09%
Allowance for loan losses to non-performing loans	80.09%	85.64%	80.09%	85.64%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	74.15%	82.08%	74.15%	82.08%
Non-performing assets to total assets	1.27%	0.98%	1.27%	0.98%
Recoveries to charge-offs	11.64%	18.12%	8.42%	12.42%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$12,572,000	$13,792,500	$12,572,000	$13,792,500
Bank branches	63	65	63	65
Consumer Finance branches	70	—	70	—

Total Branches	133	65	133	65
ATMs	147	150	146	150
(Concluded)

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses and loss on extinguishment of debt.

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
Overview of Results of Operations for the Six-Month and Three-Month Periods Ended June 30, 2006
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc. and Santander Insurance Agency, Inc.
     Santander BanCorp (the “Corporation”) reported net income of $24.4 million for the six-month period ended June 30, 2006, compared with $45.5 million for the same period in 2005. Earnings per common share (EPS) for the six-month periods ended June 30, 2006 and 2005 were $0.52 and $0.98, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2006 were 0.57% and 8.92%, respectively, compared with 1.12% and 15.29% reported during the same six-month period of 2005. The Efficiency Ratio1 for the six months ended June 30, 2006 reflected an increase of 386 basis points, reaching 65.47% compared to 61.61% for the six months ended June 30, 2005.
     For the second quarter of 2006, the Corporation reported net income of $11.0 million, compared with $19.6 million for the same quarter in 2005. Earnings per common share (EPS) for quarters ended June 30, 2006 and 2005 were $0.24 and $0.42, respectively, based on 46,639,104 average common shares for each period. ROA on an annualized basis was 0.50% for the quarter ended June 30, 2006 and 0.97% for the quarter ended in June 30, 2005. ROE on an annualized basis for the quarters ended June 30, 2006 and 2005 was 7.83% and 12.54%, respectively. The Efficiency Ratio1 for the quarter ended June 30, 2006 reflected an increase of 410 basis points to 65.45% from 61.35% for the same period in 2005.
     On February 28, 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement ($600 million for the acquisition and $125 million to refinance other debt of the Corporation unrelated to this acquisition) with a subsidiary of its parent company. On June 19, 2006, Santander Bancorp entered into a novation agreement and an amended and restated loan agreement with Lloyds TBS Bank to refinance the terms of the $725 million loan agreement with Santusa Holdings S.L. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the

[1]	On a tax equivalent basis.

issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.
     As a result of this transaction the Corporation recognized goodwill of $109.9 million and other intangible assets of $38.6 million (refer to Note 5 to the condensed consolidated financial statements for additional information).
     The table below includes certain financial information of Santander Financial Services as of and for the six months and quarter ended June 30, 2006.

	June 30, 2006
	(In thousands)
	YTD	QTD
Condensed Statements of Income
Interest income	$48,071	$35,685
Interest expense (principally with affiliate)	13,917	10,352

Net interest income	34,154	25,333
Provision for loan losses	13,113	10,075

Net interest income after provision for loan losses	21,041	15,258
Other income (expense)	26	(8)
Operating expenses	18,760	13,617

Net income before tax expense	2,307	1,633
Provision for income tax	957	603

Net income	$1,350	$1,030

Other Selected Information:
Total Assets	$770,576	$770,576
Net Loans	607,040	607,040
Allowance for loan losses	23,394	23,394
Non performing loans	33,404	33,404
Paid in capital	137,100	137,100
Net interest margin	17.22%	17.31%

Santander Insurance Agency :
Incremental insurance fees associated with the Island Finance operation, net of taxes at 41.5%	$1,027	$879

     In July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. The insurance company has not begun operations.
     The second quarter and first semester of 2006 reflected a decline in net income when compared to the same periods in 2005 due principally to the effect of the settlement of commercial loans secured by mortgages, absence in 2006 of gains on sale of loans or from other investment portfolio activities, expenses related to personnel reductions and the restatement of financial statements, and a higher effective income tax rate. Although fee income growth was modest due to the economic environment and the Puerto Rico government shutdown experienced in May 2006, loan growth from mortgage and commercial banking activities was 18.1% (excluding the acquisition of the Island Finance loan portfolio and the settlement of the commercial loans secured by mortgages).

•	The Corporation experienced a net interest margin expansion of 97 basis points including the Island Finance business and five basis points excluding Island Finance for the quarter ended June 30, 2006 versus the prior year, despite the flat yield curve scenario.

•	During the first semester 2006 the Corporation experienced the impact on net interest income of the settlement of approximately $910 million in commercial loans secured by mortgages that had a net spread of approximately 1.5%. In May 2006 the Corporation settled $608.2 million in loans to Doral Financial Corporation (“Doral”) that resulted in a charge-off of $5.3 million. In November 2005 the Corporation settled $301.3 million in commercial loans secured by mortgages to R&G Financial Corporation (“R&G”) that resulted in a termination penalty payment of $6.0 million to the Corporation.

•	Adverse fluctuations in net interest income resulting from the settlement of the above mentioned commercial loans secured by mortgages were offset by the impact of the acquisition of Island Finance. The second quarter of 2006 was the first full quarter of operations for Island Finance under Santander BanCorp. The Island Finance operation (considering the net contribution to the insurance operation of Santander Insurance Agency) contributed approximately $2.4 million or 9.7%, to the Corporation’s net income for the six months ended June 30, 2006.

•	Non-interest income decreased during the first semester of 2006 as a result of the following transactions in 2005: a gain on sale of securities (net of the loss on extinguishment of debt) of $10.6 million, a gain on sale of loans of $7.2 million (composed of a gain on sale of previously charged-off loans of $6.1 million and a gain on sale of mortgage loans to an unrelated third party of $1.6 million). In 2006 there were unfavorable valuations of mortgage loans held for sale amounting to $2.4 million and in Santander Securities’ investment portfolio of $0.6 million.

•	The Corporation experienced an increase in operating expenses related to the Island Finance operation, severance payments related to personnel reductions and increases in professional expenses related to the restatement of its financial statements during the previous quarter. Excluding the Island Finance operation and the two previously mentioned items, operating expenses decreased by 2.4% and 1.9%, respectively, for the quarter and semester ended June 30, 2006.

•	The Corporation’s income tax expense decreased $1.0 million or 12.3% for the second quarter of 2006 and increased $0.4 million or 2.3% for the six months ended June 30, 2006 despite the decrease in net income before tax. The effective income tax rate was 39.5% for the quarter and 40.0% for the semester ended June 30, 2006 versus 29.9% and 25.5%, respectively, for the prior year as a result of the special income taxes imposed by the Government of Puerto Rico for taxable year 2006, and lower net interest income derived from tax-exempt investments.
     The Corporation grew its loan portfolio by 18.1% year over year, excluding the acquisition of the Island Finance loan portfolio and the settlement of the commercial loans secured by mortgages. Fee income growth from banking, broker/dealer, asset management and insurance was 5.3% for the quarter and 9.9% for the first semester over the previous year. Residential mortgage production for the quarter increased by 20.1% over the previous year to $246 million.
Net Interest Income
     The Corporation’s net interest income for the six months ended June 30, 2006 was $141.8 million, an increase of $31.5 million, or 28.5%, compared with $110.4 million for the six months ended June 30, 2005. This improvement was due to an increase in interest income of $86.4 million that was partially offset by an increase in interest expense of $54.9 million. The improvement in interest income was due to an increase of $87.6 million or 53.8% in interest on loans reaching $250.4 million for the six months ended in June 30, 2006 from $162.8 million for the same period in 2005 primarily as a result of the acquisition of Island Finance. The increase in interest expense was due to an increase in interest on deposits of $28.6 million and an increase in interest on borrowings of $26.3 million.

     The Corporation’s net interest income for the second quarter ended in June 30, 2006 was $78.5 million, reflecting an increase of 44.7%, compared with $54.3 reported in the same period in 2005. This improvement was due to an increase in interest income of $55.1 million, or 53.0% that was partially offset by an increase in interest expenses of $30.9 million. The improvement in interest income was principally due to an increase of $52.9 million or 61.9%, in interest on loans primarily as a result of the acquisition of Island Finance. The increase in interest expense was due to an increase in interest on deposits of $12.2 million and an increase in interest on borrowings of $18.7 million.
     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.2 million and $7.3 million for the six months ended June 30, 2006 and 2005, respectively. For the quarters ended June 30, 2006 and 2005 the tax equivalent adjustments were $2.2 million and $2.8 million, respectively.
     The tables on page 35 and 36, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the second quarter of 2006 and 2005 and the six month periods then ended. The table on Interest Variance Analysis — Tax Equivalent Basis on page 33, allocates changes in the Corporation’s interest income (on a tax equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the six months and the second quarter ended June 30, 2006 compared with the same periods of 2005.
     The following table sets forth the principal components of the Corporation’s net interest income (on a tax equivalent basis) for the six-month and three-month periods ended June 30, 2006 and 2005.

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Interest income — tax equivalent basis	$296,008	$212,759	$161,412	$106,836
Interest expense	149,975	95,068	80,678	49,788

Net interest income — tax equivalent basis	$146,033	$117,691	$80,734	$57,048

Net interest margin — tax equivalent basis (1)	3.61%	3.05%	3.94%	2.97%

(1)	Net interest margin (on an annualized basis) for any period equals tax equivalent net interest income divided by average interest-earning assets for the period .
     The acquisition of Island Finance on February 28, 2006 had a favorable impact on the Corporation’s net interest margin on a tax equivalent basis. For the six months ended June 30, 2006 compared to the same period in 2005, the Corporation experienced an expansion of 56 basis points, including the Island Finance business, and a reduction of 8 basis points excluding Island Finance. For the three months ended June 30 2006, the Corporation experienced a net interest margin expansion of 97 basis points including the Island Finance business and 5 basis points excluding Island Finance, despite the flat yield curve scenario.
     During the first six-month period ended June 30, 2006 the Corporation experienced the impact on net interest income of the settlement of approximately $910 million in commercial loans secured by mortgages that had a net spread of approximately 1.5%. In May 2006 the Corporation settled $608.2 million in loans to Doral Financial Corporation (“Doral”) that resulted in a charge-off of $5.3 million. In November 2005 the Corporation settled $301.3 million in commercial loans secured by mortgages to R&G Financial Corporation (“R&G”) that resulted in a termination penalty payment of $6.0 million to the Corporation. The adverse fluctuations in net interest income resulting from the settlement of the Doral and R&G transactions were offset by the impact of the acquisition of Island Finance. The second quarter of 2006 was the first full quarter of operations for Island Finance under Santander BanCorp.

     For the six months ended June 30, 2006, net interest margin on a tax equivalent basis was 3.61% compared with 3.05% for the same period in 2005. This increase of 56 basis points in net interest margin on a tax equivalent basis was mainly due to an increase of 181 basis points in the yield on average interest earning assets primarily as a result of the acquisition of the assets of Island Finance. There was an increase of 133 basis points in the average cost of interest bearing liabilities. Excluding the Island Finance operation, net interest margin for the six months ended June 30, 2006 was 2.97%.
     The increase in net interest margin on a tax equivalent basis during the six months ended June 30, 2006 compared to the same period in 2005 was mainly due to an increment of 181 basis points in the yield on average interest earning assets, while the cost of average interest bearing liabilities increased 133 basis points. For the six-month period ended June 30, 2006 net interest income on a tax equivalent basis amounted $146.0 million, an increase of $28.3 million or 24.1% compared to $117.7 million reported for the same period in 2005. There was an $83.2 million increase in tax equivalent interest income to $296.0 million for the six months ended June 30, 2006 from $212.8 million for the same period in 2005, of which $14.3 million was attributed to an increase in the volume of interest earning assets and $68.9 million is attributed to an increase in the yield on average interest earning assets. Interest expense for the six-month period ended June 30, 2006 reached $150.0 million, from $95.1 million for the six-month period ended June 30, 2005 reflecting an increase of $54.9 million, of which $8.9 million is attributed to an increase in the volume of average interest bearing liabilities and $46.0 million is attributed to an increase in the cost of interest bearing liabilities.
     The increase in net interest margin on a tax equivalent basis during the second quarter of 2006 compared to the same period in 2005 is mainly attributed to an increment of 232 basis points in the yield on average interest earning assets while the cost of interest bearing liabilities increased 136 basis points. Net interest income on a tax equivalent basis, for the quarter ended June 30, 2006 reached $80.7 million, an increment of $23.7 million or 41.5% compared to $57.0 million reported for the same period in 2005. There was a $54.6 million increase in interest income on tax equivalent basis, to $161.4 million for the three-month period ended June 30, 2006 compared to the same period in 2005, of which $8.7 million is attributed to an increase in the volume of average interest earning assets and $45.9 million is attributed to an increase in the yield on average interest earnings assets. The $30.9 million increase in interest expense, from $49.8 million for the quarter ended June 30, 2005 to $80.7 million for the same period in 2006, is attributed to an increase of $7.5 million in the volume of interest bearing liabilities and an increase of $23.4 million in the cost of interest bearing liabilities.
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the six months and the quarter ended June 30, 2006 compared to the six months and the quarter ended June 30, 2005, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

	Six Months Ended June 30, 2006			Three Months Ended June 30, 2006
	Compared to the Six Months			Compared to the Three Months Ended
	Ended June 30, 2005			June 30, 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,637)	$846	$(791)	$(854)	$616	$(238)
Time deposits with other banks	(472)	1,382	910	(606)	232	(374)
Investment securities	(3,372)	(1,332)	(4,704)	1,027	1,470	2,497
Loans	19,737	68,097	87,834	9,094	43,597	52,691

Total interest income, on a tax equivalent basis	14,256	68,993	83,249	8,661	45,915	54,576

Interest expense:
Savings and NOW accounts	(515)	6,817	6,302	(536)	2,787	2,251
Other time deposits	5,103	17,180	22,283	902	9,077	9,979
Borrowings	2,021	21,977	23,998	6,199	12,166	18,365
Long-term borrowings	2,291	33	2,324	947	(652)	295

Total interest expense	8,900	46,007	54,907	7,512	23,378	30,890

Net interest income, on a tax equivalent basis	$5,356	$22,986	$28,342	$1,149	$22,537	$23,686

     The yield on average interest earning assets improved 181 basis points for the six-month period ended June 30, 2006. Average interest earning assets increased 4.7% for the semester ended June 30, 2006 compared with the same period of 2005. The increment in average interest earning assets was driven by an increase in average net loans of $626.7 million from $5.6 billion for the six months ended June 30, 2005 to $6.3 billion in 2006. The increase in average net loans was due to an increase of $623.5 million or 38.0% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio. There was also an increase of $508.1 million or 106.2% in the average consumer loan portfolio as a result of the acquisition of Island Finance business. These increases were partially offset by a decrease in the commercial loan portfolio of $565.6 million or 17.2% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005. The improvement in the loan portfolio was partially offset by decreases in average investment securities and interest bearing deposits of $140.7 million or 7.7% and $123.2 or 39.2%, respectively.
     For the second quarter ended June 30, 2006, the yield on average interest-earning assets grew 232 basis points compared with the second quarter ended June 30, 2005. This increment was primarily the result of the acquisition of the assets of Island Finance during the first quarter of 2006. Average interest-earning assets increased 6.6% for the quarter ended June 30, 2006. The increment in average interest-earning assets compared to the second quarter of 2005 was driven by an increase in average net loans and average investment securities of $568.4 million or 9.75% and $86.5 million or 5.6%, respectively, which were partially offset by a decrease in average interest bearing deposits of $143.5 million or 45.7%. The improvement in average net loans was due to an increase of $635.2 million or 37.0% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio by strengthening its residential mortgage production capabilities. There was also an increase of $684.0 million or 139.2% in the average consumer loan portfolio as a result of the acquisition of Island Finance. These increases were partially offset by a decrease in the commercial loan portfolio of $831.5 million or 24.6% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005.

     The Corporation’s interest expense for the six-month period ended June 30, 2006, increased $54.9 million or 57.8% compared to the six-month period ended June 30, 2005. The change in interest expense was primarily due to an increase in average interest-bearing liabilities of $505.6 million or 7.5% for the first semester of 2006 compared with figures reported in 2005. This increase was due to an increase in average broker deposits of $492.5 million or 63.4% partially offset by decreases in average other time deposits of $188.1 million or 12.5% and average savings and NOW accounts of $55.1 or 2.8%. Average borrowings (including term and subordinated notes) reflected increases of $256.3 million or 10.3% to amount $2.5 billion for the six months ended June 30, 2005 to $2.8 billion for the same period in 2006. The increase in average balances in federal funds and other borrowings and capital notes was due to $725 million financing transaction related the Island Finance business acquisition and a $125 million Trust Preferred Securities private placement during the first quarter of 2006.
     The Corporation’s interest expense for the quarter ended June 30, 2006 increased 62.0% to $80.7 million from $49.8 million for the quarter ended June 30, 2005. The change in interest expense was as a result of an increase of 11.5% or $764.5 million in average interest bearing liabilities, as well as an increase of 136 basis points in the average cost of interest bearing liabilities. The increment in interest expense was due to an increase of $757.0 million or 35.0% in average borrowings (including term and subordinated notes) reaching $2.9 billion for the second quarter ended June 30, 2006 from $2.2 billion for the same period in 2005. The increase in average balances in federal funds and other borrowings and capital notes was, principally, due to a several financing transactions related the Island Finance acquisition during the first quarter of 2006. Also, average broker deposits reflected an increase of $307.0 million or 32.9% offset by decreases in average savings and now accounts and average other time deposits of $100.5 million or 5.1% and $199.1 million or 12.9%, respectively.
     The following tables show average balances and, where applicable, interest amounts earned on a tax equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and semesters ended June 30, 2006 and 2005.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2006			June 30, 2005
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$84,375	$962	4.57%	$140,685	$1,336	3.81%
Federal funds sold and securities purchased under agreements to resell	85,951	1,082	5.05%	173,164	1,320	3.06%

Total interest bearing deposits	170,326	2,044	4.81%	313,849	2,656	3.39%

U.S. Treasury securities	62,807	713	4.55%	437	3	2.75%
Obligations of other U.S. government agencies and corporations	736,176	9,394	5.12%	712,772	8,349	4.70%
Obligations of government of Puerto Rico and political subdivisions	101,442	1,401	5.54%	81,941	1,183	5.79%
Collateralized mortgage obligations and mortgage backed securities	697,843	8,332	4.79%	716,544	8,085	4.53%
Other	45,829	569	4.98%	45,946	292	2.55%

Total investment securities	1,644,097	20,409	4.98%	1,557,640	17,912	4.61%

Loans:
Commercial	2,546,838	44,064	6.94%	3,378,350	43,314	5.14%
Construction	269,496	5,804	8.64%	194,827	3,270	6.73%
Consumer	1,175,299	51,298	17.51%	491,300	11,829	9.66%
Mortgage	2,351,504	35,506	6.06%	1,716,284	25,959	6.07%
Lease financing	136,005	2,287	6.74%	116,492	1,896	6.53%

Gross loans	6,479,142	138,959	8.60%	5,897,253	86,268	5.87%
Allowance for loan losses	(83,757)			(70,232)

Loans, net	6,395,385	138,959	8.72%	5,827,021	86,268	5.94%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,209,808	161,412	7.89%	7,698,510	106,836	5.57%

Total non-interest earning assests	660,531			438,502

Total assets	$8,870,339			$8,137,012

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,871,709	$12,347	2.65%	$1,972,160	$10,096	2.05%
Other time deposits	1,344,574	13,991	4.17%	1,543,624	11,782	3.06%
Brokered deposits	1,267,239	16,111	5.10%	960,207	8,341	3.48%

Total interest bearing deposits	4,483,522	42,449	3.80%	4,475,991	30,219	2.71%
Borrowings	2,636,683	37,010	5.63%	2,059,281	18,645	3.63%
Term Notes	42,487	366	3.46%	34,669	226	2.61%
Subordinated Notes	243,958	853	1.40%	72,161	698	3.88%

Total interest bearing liabilities/interest expense	7,406,650	80,678	4.37%	6,642,102	49,788	3.01%

Total non-interest bearing liabilities	898,883			866,869

Total liabilities	8,305,533			7,508,971

Stockholders’ Equity	564,806			628,041

Total liabilities and stockholders’ equity	$8,870,339			$8,137,012

Net interest income, on a tax equivalent basis		$80,734			$57,048

Net interest spread			3.52%			2.56%
Cost of funding earning assets			3.94%			2.59%
Net interest margin, on a tax equivalent basis			3.94%			2.97%

[1]	On a tax equivalent basis.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2006			June 30, 2005
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$90,035	$1,921	4.30%	$121,216	$1,547	2.57%
Federal funds sold and securities purchased under agreements to resell	101,069	2,413	4.81%	193,070	2,668	2.79%

Total interest bearing deposits	191,104	4,334	4.57%	314,286	4,215	2.70%

U.S.Treasury securities	53,800	1,183	4.43%	5,494	57	2.09%
Obligations of other U.S.government agencies and corporations	768,735	18,093	4.75%	998,615	26,750	5.40%
Obligations of government of Puerto Rico and political subdivisions	96,675	2,624	5.47%	82,283	2,228	5.46%
Collateralized mortgage obligations and mortgage backed securities	719,196	17,045	4.78%	693,672	15,032	4.37%
Other	46,391	1,077	4.68%	45,436	659	2.92%

Total investment securities	1,684,797	40,022	4.79%	1,825,500	44,726	4.94%

Loans:
Commercial	2,725,729	90,950	6.73%	3,291,282	79,475	4.87%
Construction	248,834	10,572	8.57%	193,854	6,439	6.70%
Consumer	986,158	78,063	15.96%	478,065	23,221	9.80%
Mortgage	2,265,054	67,653	6.02%	1,641,575	50,912	6.25%
Lease financing	131,429	4,414	6.77%	113,987	3,771	6.67%

Gross loans	6,357,204	251,652	7.98%	5,718,763	163,818	5.78%
Allowance for loan losses	(81,508)			(69,753)

Loans, net	6,275,696	251,652	8.09%	5,649,010	163,818	5.85%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,151,597	296,008	7.32%	7,788,796	212,759	5.51%

Total non-interest earning assests	462,406			403,525

Total assets	$8,614,003			$8,192,321

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,909,436	$24,191	2.55%	$1,964,573	$17,889	1.84%
Other time deposits	1,312,897	26,253	4.03%	1,501,005	21,504	2.89%
Brokered deposits	1,268,944	30,641	4.87%	776,440	13,107	3.40%

Total interest bearing deposits	4,491,277	81,085	3.64%	4,242,018	52,500	2.50%
Borrowings	2,506,558	64,909	5.22%	2,393,265	40,911	3.45%
Term Notes	41,438	714	3.47%	33,096	358	2.18%
Subordinated Notes	207,041	3,267	3.18%	72,371	1,299	3.62%

Total interest bearing liabilities/interest expense	7,246,314	149,975	4.17%	6,740,750	95,068	2.84%

Total non-interest bearing liabilities	816,169			850,863

Total liabilities	8,062,483			7,591,613

Stockholders’ Equity	551,520			600,708

Total liabilities and stockholders’ equity	$8,614,003			$8,192,321

Net interest income, on a tax equivalent basis		$146,033			$117,691

Net interest spread			3.15%			2.67%
Cost of funding earning assets			3.71%			2.46%
Net interest margin, on a tax equivalent basis			3.61%			3.05%

Provision for Loan Losses
     The provision for loan losses increased $11.9 million or 294.4% from $4.1 million for the quarter ended June 30, 2005 to $16.0 million for the second quarter in 2006 and $12.8 million or 118.7% from $10.8 million for the six months ended June 30, 2005 to $23.5 million for the six months ended June 30, 2006. The increase in the provision for loan losses was due primarily to the Island Finance operation which registered a provision for loan losses of $10.1 million and $13.1 million for the quarter and four months ended June 30, 2006. The increase in the provision for loan losses was due to a 47.9% increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $118.3 million as of June 30, 2006, from $79.9 million as of June 30, 2005, and $76.7 million as of December 31, 2005. Non-performing loans reflected an increase of $ 32.9 million or 42.9% from $76.6 million as of June 30, 2005 to $109.5 million as of June 30, 2006. This increase was as consequences of the acquisition of Island Finance assets during the first quarter of 2006. The Island Finance portfolio reflected non-performing loans of $33.4 million as of June 30, 2006.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the six month periods ended		For the quarters ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands)
Bank service fees on deposit accounts	$6,665	$6,155	$3,384	$3,150
Other service fees:
Credit card fees	7,906	7,211	4,024	3,715
Mortgage servicing fees	1,351	1,003	632	563
Trust fees	1,404	1,735	721	985
Other fees	4,830	4,523	2,277	2,019

Total fees income	22,156	20,627	11,038	10,432
Broker/dealer, asset management, and insurance fees	29,476	26,339	14,431	13,766
Gain on sale of securities, net	60	17,376	56	415
Loss on extinguishment of debt	—	(6,744)	—	(17)
Gain (loss) on sale of loans	(3)	7,207	(1)	6,127
Mortgage servicing rights recognized	18	55	15	12
Trading (losses) gains	(371)	(604)	(900)	(367)
Gain (loss) on derivatives	(1,311)	2,723	(520)	(90)
Other gains, net	(1,902)	2,991	(1,032)	1,389
Other	2,772	1,602	1,946	817

	$50,895	$71,572	$25,033	$32,484

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the six months ended		For the three months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)
Broker-dealer	$14,397	$12,888	$6,518	$6,733
Asset management	9,712	10,311	4,733	5,282

Total Santander Securities	24,109	23,199	11,251	12,015
Insurance	5,367	3,140	3,180	1,751

Total	$29,476	$26,339	$14,431	$13,766

     The Corporation’s other income for the six months ended June 30, 2006 decreased $20.7 million or 28.9% from $71.6 million reported in the same period in 2005. This decrease was due to the following transactions in 2005 that did not recur in 2006: a gain on sale of securities (net of the loss on extinguishment of debt) of $10.6 million, a gain on sale of loans of $7.2 million composed mainly of a gain on sale previously charged-off loans of $6.1 million and a gain on sale of mortgage loans to an unrelated third party of $1.6 million. There was a loss on derivatives in 2006 of $1.3 million compared to a gain in 2005 of $3.0 million. Also, a loss on valuation of mortgage loans available for sale of $2.4 million in 2006 together with a decrease in the recognition of mortgage servicing rights of $1.9 million on mortgage loans sold to third parties. Broker-dealer, asset management and insurance fees reflected an increase of $3.1 million due primarily to the effect of the Island Finance operation on the insurance operations for the period. Bank service charges, fees and other increased $0.6 million, or 6% and $1.5 million, or 7% for the quarter and six month periods ended June 30, 2006. These increases were primarily in fees on deposit accounts, credit card fees, mortgage fees and account analysis fees.
     The Corporation’s other income reached $25.0 million for the quarter ended June 30, 2006 compared to $32.5 million for the quarter ended June 30, 2005 reflecting a decrease $7.5 million or 23.0%. This decrease in other income was mainly due to a decrease in gain on sale of previously charged-off loans of $6.1 million, and a loss on valuation of mortgage loans available for sale of $1.7 million in 2006, included in other income. Broker-dealer, asset management and insurance fees increased by $0.7 million and bank services fees on deposits accounts and other fees increased by $0.6 million. These increases were partially offset by additional losses in trading transactions and derivatives transactions of $0.5 million and $0.4 million, respectively, for the second quarter ended June 30, 2006 compared with the same period in 2005.
     Broker-dealer, asset management and insurance fees reported increases of $3.1 million and $0.7 million for the semester and the quarter ended June 30, 2006 compared to the figures reported in 2005. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 57.9% to the Corporation’s other income for the first six months of 2006 and 36.8% for the same period in 2005. The increase in broker-dealer commissions is due to the increase in underwriting activity and an increase in fixed income activity during the semester ended June 30, 2006 compared to the same semester in 2005. The decrease reflected for the second quarter of 2006 compared to the second quarter of 2005 was due to unfavorable valuations of the investment portfolio of $0.6 million.
     Insurance commissions grew $2.2 million, or 70.9%, during the six months ended in June 30, 2006 to $5.4 million from $3.1 million for the same period in 2005. For the second quarter ended June 30, 2006, insurance commissions increased $1.5 million to $3.2 million compared with $1.8 million for the same period in 2005. This change was due to the increase in the volume of business generated by the Island Finance operation as well as an increase in the open market business. Commissions earned through Island Finance operations were $1.8 million and $1.5 million for six-month and three-month periods ended June 30, 2006, respectively.

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands)
Salaries	$36,213	$29,429	$19,636	$14,912
Pension and other benefits	25,650	25,168	13,130	12,788
Expenses deferred as loan origination costs	(5,748)	(6,308)	(3,207)	(3,579)

Total personnel costs	56,115	48,289	29,559	24,121

Occupancy costs	10,734	8,388	6,085	4,364

Equipment expenses	2,334	1,800	1,294	884

EDP servicing expense, amortization and technical services	17,859	15,389	9,806	7,596

Communications	4,985	4,196	2,667	2,180

Business promotion	5,743	5,042	3,162	2,680

Other taxes	5,079	4,188	2,703	2,086

Other operating expenses:
Professional fees	6,422	5,200	3,846	2,565
Amortization of intangibles	1,851	680	1,196	360
Printing and supplies	990	854	595	482
Credit card expenses	5,013	4,158	2,676	2,084
Insurance	1,140	1,164	479	601
Examinations & FDIC assessment	974	888	477	447
Transportation and travel	1,358	1,036	668	565
Repossessed assets provision and expenses	583	1,119	248	261
Collections and related legal costs	873	968	498	438
All other	6,844	6,687	3,226	2,966

Other operating expenses	26,048	22,754	13,909	10,769

Non personnel expenses	72,782	61,757	39,626	30,559

Total Operating expenses	$128,897	$110,046	$69,185	$54,680

     The Corporation reported an efficiency ratio on a tax-equivalent basis of 65.47% for the six-month period ended June 30, 2006 compared to 61.61% for the same period in 2005. The increase of 386 basis points in the 2006 ratio was the result of higher operating expenses reported during the first six months of 2006 resulting from the operations of the Island Finance business.
     For the six months ended June 30, 2006, operating expenses increased $18.9 million or 17.1% from $110.0 million for the semester ended June 30, 2005 to $128.9 million for the same period in 2006. This increase was due to operating expenses of Island Finance of $18.8 million in 2006. For the six months ended June 30, 2006 there were increases in salaries and employee benefits of $7.8 million together with an increase in other operating expenses of $11.0 million. Island Finance salaries and employee benefits were $8.9 million for the six months ended June 30, 2006 and other operating expenses were $9.8 million. An increase in salaries due to indemnities paid for personnel reductions of $1.5 million were offset by decreases in accruals for performance compensation of $2.8 million. Excluding Island Finance expenses, operating expenses reflected an increase of $90,000 or 0.1% for the six months ended June 30, 2006 compared to June 30, 2005.

     Operating expenses, exclusive of Island Finance expenses and the items related to personnel reductions and restatement costs, reflected a decrease of $2.1 million or 1.9% for the six months ended June 30, 2006 compared to June 30, 2005. Throughout 2006, the Corporation continues with its ongoing cost control project and expects to continue reducing operating expenses.
     Other non-personnel expenses grew $11.0 million or 17.9% to $72.8 million for the semester ended June 30, 2006. Island Finance reported non-personnel expenses of $9.8 million which explains the increase in this item. There were increases in other operating expenses such as occupancy cost, EDP servicing expenses, amortization and technical services, professional fees and amortization of intangible of $2.4 million, $2.5 million, $1.2 million and $1.2 million, respectively. Other increases in non-personnel expenses were $0.9 million in municipal patents and real property taxes, $0.7 million in business promotion, $0.8 million in communications and $0.9 million in credit card expenses.
     The Corporation’s efficiency ratio on a tax equivalent basis for the second quarters ended June 30, 2006 and June 30, 2005, was 65.45% and 61.35%, respectively. The increase of 410 basis points in the 2006 ratio was the result of higher operating expenses incurred during the second quarter of 2006, principally, from the operations of the Island Finance business.
     Operating expenses increased $14.5 million or 26.5% from $54.7 million for the quarter ended June 30, 2005 to $69.2 million for the quarter ended June 30, 2006. This increase was due primarily to the Island Finance operation which reflected operating expenses of $13.6 million for the quarter ended June 30, 2006. During the second quarter of 2006 there were increases in salaries and employee benefits of $5.4 million together with an increase in other operating expenses of $9.1 million. Island Finance salaries and employee benefits for the quarter ended June 30, 2006 were $6.3 million and other operating expenses were $7.4 million. An increase in salaries due to indemnities paid for personnel reductions of $0.9 million was offset by decreases in accruals for performance compensation of $1.3 million. Excluding Island Finance expenses, operating expenses for the second quarter of 2006 compared to the same period in 2005, reflected an increase of $0.9 million or 1.6%, with increases in EDP servicing, amortization and technical services of $0.7 million, credit card expenses of $0.6 million and professional services related to the restatement of the financial statements of $0.5 million and were offset by a decrease of $0.8 million in personnel expenses.
     Operating expenses, exclusive of Island Finance expenses and the items related to personnel reductions and restatement costs, reflected a decrease of $1.3 million or 2.4% for the quarter ended June 30, 2006 compared to June 30, 2005.
     Other non-personnel expenses increased $9.1 million or 29.7% to $39.6 million for the second quarter ended June 30, 2006 when compared with figures reported in 2005. Other non-personnel expenses from Island Finance operations were $7.4 million. For the three-month period ended June 30, 2006, there were increases, principally, in EDP servicing expenses, amortization and technical services of $2.2 million, occupancy expenses of $1.7 million professional fees of $1.3 million , amortization of intangible of $0.8 million and other taxes of $0.6 million. Other increases were reported in credit card expenses, communications and business promotion of $0.6 million, $0.5 million and $0.5 million, respectively.
     In June 2006, the Corporation announced an early retirement program which will be available to all employees 55 years of age and older with at least 15 years of service. Employee acceptance is expected to occur during the third quarter of 2006. A preliminary assessment by management, based on previous experience, with a 50% participation rate would result in an estimated cost of the program of approximately $3.6 million.
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

     Additionally, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December, 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government’s budgetary pressures. This surtax increases the maximum marginal corporate income tax rate to 43.5%
     The provision for income tax amounted to $16.0 million, or 39.6% of pretax earnings, for the six-month period ended June 30, 2006 compared to $16.0 million, or 25.5% of pretax earnings, for the same period in 2005. For the quarter ended in June 30, 2006, the provision for income tax was $7.4 million or 40.0% of pretax earnings, compared with $8.4 or 29.9% of pretax earnings, for quarter ended in June 30, 2005. The increase in the pretax earnings rate during 2006 was due to a change in the composition of the Corporation’s taxable and tax-exempt assets over those periods, and to the temporary, two-year surtax of 2.5% for corporations and the additional 2.0% surtax imposed in 2006.

Financial Position – June 30, 2006
Assets
     The Corporation’s assets amounted $8.9 billion as of June 30, 2006, reflecting increases of $0.7 billion or 8.0% when compared to total assets of $8.3 billion at December 31, 2005 and $0.4 billion or 4.9% when compared to total assets of $8.5 billion at June 30, 2005. As of June 30, 2006 there was an increase of $457.4 million and $457.3 million in net loans (including net loans held for sale), compared to December 31, 2005 and June 30, 2005 balances, respectively. There were also increases of $109.9 million, $37.8 million and $61.2 million in goodwill, intangible assets and other assets, respectively, as of June 30, 2006 compared to December 31, 2005. The increases in goodwill and intangible assets were due to the acquisition of the Island Finance business during the first quarter of 2006. The increase in other assets was due to increases in net deferred tax assets, prepaid expenses, derivative assets and accounts receivables.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	December 31,	Increase
	2006	2005	(Decrease)
	(In thousands)
Commercial and industrial	$2,394,009	$2,968,185	$(574,176)
Construction	297,221	213,705	83,516
Mortgage	2,472,509	2,147,479	325,030
Consumer	1,197,876	567,195	630,681
Leasing	138,398	125,168	13,230

Gross Loans	6,500,013	6,021,732	478,281
Allowance for loan losses	(87,695)	(66,842)	(20,853)

Net Loans	$6,412,318	$5,954,890	$457,428

     Net loans, including loans held for sale, at June 30, 2006 were $6.4 billion, reflecting an increment in the loan portfolio of $457.4 million or 7.7% when compared to $6.0 billion at December 31, 2005. The mortgage loan portfolio at June 30, 2006 grew $687.0 million or 38.5% compared to June 30, 2005 and $325.0 million or 15.1% compared to December 31, 2005. Mortgage loans originated during the second quarter of 2006 reached $246.3 million. Mortgage loans originated during the first semester of 2006 reached $429.5 million. The consumer loan portfolio also reflected growth of $686.5 million or 134.2%, as of June 30, 2006, compared to June 30, 2005 due primarily to the acquisition of Island Finance. Compared to December 31, 2005 the consumer loan portfolio reflected an increase of $630.7 million or 111.2%. The commercial loan portfolio decreased $894.1 million or 24.0% compared to June 30, 2005 and $477.4 million or $14.4% compared to December 31, 2005, as a result of the settlement of commercial loans secured by mortgages with Doral and R&G during the second quarter of 2006 and the fourth quarter of 2005, respectively.
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
ALLOWANCE FOR LOAN LOSSES

	For the six month periods ended		For the quarters ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$66,842	$69,177	$87,717	$69,205
Provision for loan losses	23,513	10,750	15,975	4,050
Reserve balance acquired	17,830	—	—	—

	108,185	79,927	103,692	73,255

Losses charged to the allowance:
Commercial and industrial	7,223	5,394	6,439	1,355
Construction	—	1,438	—	1,438
Consumer	14,981	10,072	10,235	5,690
Leasing	986	566	794	231

	23,190	17,470	17,468	8,714

Recoveries:
Commercial and industrial	1,220	949	565	483
Consumer	1,036	2,020	646	492
Leasing	444	197	260	107

	2,700	3,166	1,471	1,082

Net loans charged-off	20,490	14,304	15,997	7,632

Balance at end of period	$87,695	$65,623	$87,695	$65,623

Ratios:
Allowance for loan losses to period-end loans	1.35%	1.09%	1.35%	1.09%
Recoveries to charge-offs	11.64%	18.12%	8.42%	12.42%
Annualized net charge-offs to average loans	0.65%	0.50%	0.99%	0.52%
     The allowance for loan losses increased $22.1 million and $20.9 million compared with allowance balances of $65.6 million as of June 30, 2005 and $66.8 as of December 31, 2005, respectively. The most significant change in the allowance for loan losses was the addition of $17.8 million of the Santander Financial allowance as a result of the acquisition of the net assets of Island Finance, together with an increase in the provision for loan losses of the Island Finance operation of $13.1 million and $10.1 million for the semester and the quarter ended June 30, 2006.

     The Corporation’s allowance for loan losses was $87.7 million or 1.35% of period-end loans at June 30, 2006, a 26 basis point increase over 1.09% reported as of June 30, 2005. The increase in this ratio was partially due to an increment in non-performing loans during the period. Non-performing loans increased 42.9% reaching $109.5 million as of June 30, 2006, from $76.6 million as of June 30, 2005, and $73.7 million as of December 31, 2005. The Island Finance portfolio reflected non-performing loans of $33.4 million as of June 30, 2006.
     The ratio of allowance for loan losses to non-performing loans decreased to 80.09% at June 30, 2006, from 85.64% at June 30, 2005. At December 31, 2005, this ratio was 90.72%. This decrease was the result of the increase in non-performing loans related primarily to the Island Finance portfolio. Excluding non-performing mortgage loans (for which the Corporation had historically a minimal loss experience), this ratio was 164.60% compared to 207.95% as of June 30, 2005 and 235.47% as of December 31, 2005.
     The annualized ratio of net charge-offs to average loans for the semester ended June 30, 2006 was 0.65%, an increase of 15 basis points compared with 0.50% reported in 2005.
     At June 30, 2006, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $49.5 million and $2.2 million, respectively. At December 31, 2005 impaired loans with related allowance amounted to $48.8 million and $2.2 million.
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
Non-performing Assets and Past Due Loans
     As of June 30, 2006, the Corporation’s total non-performing loans (excluding other real estate owned) reached $109.5 million or 1.68% of total loans from $73.7 million or 1.22% of total loans as of December 31, 2005 and from $76.6 million or 1.27% of the total loans as of June 30, 2005. Non-performing loans at June 30, 2006 were comprised of Island Finance non-performing loans of $33.4 million and $76.1 million of non-performing loans of the Corporation. The Corporation’s non-performing loans reflected a decrease of $0.5 million or 0.7% compared to non-performing loans as of June 30, 2005. Non-performing loans of the Corporation as of June 30, 2006 excluding Island Finance non-performing loans reflected an increase of $2.4 million or 3.3% compared to non-performing loans as of December 31, 2005. Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation is provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and Industrial	$14,105	$14,326
Construction	4,093	3,414
Mortgage	56,216	45,292
Consumer	30,017	4,747
Leasing	2,502	3,340
Restructured Loans	2,560	2,560

Total non-performing loans	109,493	73,679
Repossessed Assets	3,730	2,706

Total non-performing assets	$113,223	$76,385

Accruing loans past-due 90 days or more	$8,772	$2,999

Non-Performing loans to total loans	1.68%	1.22%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.82%	1.27%
Non-Performing assets to total assets	1.27%	0.92%
Liabilities
     As of June 30, 2006, total liabilities reached $8.4 billion, an increase of $669.8 million or 8.7% compared to the December 31, 2005 balances. This increase in total liabilities was principally due to increases in federal funds sold and other borrowings of $606.2 million or 78.8%, capital notes of $118.7 million or 98.0% and commercial paper issued of $102.8 million or 30.8%. These increases were partially offset by a decrease in total deposits of $254.7 million or 4.9% to reach $5.0 billion at June 30, 2006 from $5.2 billion at December 31, 2005.
     Total deposits were $5.0 billion as of June 30, 2006 composed of $1.2 billion in brokered deposits and $3.8 billion of customer deposits. Brokered deposits decreased $62.8 million or 5.0% for the six months ended June 30, 2006 from $1.3 billion at December 31, 2005. There was a decrease in interest bearing deposits of $0.5 billion or 9.6% in June 2006 compared to June 2005, composed of decreases of $0.3 billion in retail deposits, $0.2 billion in wholesale deposits and $0.1 billion in public funds. The decrease in retail deposits is due to higher interest rates paid by competitors and the decrease in public funds was due to the financial situation of the Government of Puerto Rico. The Corporation continues its efforts to increase its core deposit base by maintaining competitive interest rates, maximizing the cross selling of products and services by the segmentation of its client base, introducing innovative products and the extensive use of alternative marketing tools such as telephone and internet banking.
     Total borrowings at June 30, 2006 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) increased $884.4 million or 40.5% and $853.6 million or 38.6%, compared to borrowings balances at June 30, 2005 and December 31, 2005, respectively. The increase in borrowings was due to debt of $725 million incurred pursuant to the acquisition of Island Finance, the refinancing of other existing debt of the Corporation and the private placement of $125 million Trust Preferred Securities classified as borrowings in the consolidated financial statements.
     During the first quarter of 2006 the Corporation engaged in several financing transactions in order to fund the acquisition of Island Finance. In connection with this transaction, on February 28, 2006, the Corporation entered into a $725 million loan agreement with Santusa Holdings S.L., a subsidiary of its parent company, to be used in connection with the acquisition of substantially all the assets of Island Finance in Puerto Rico from Wells Fargo. On June 19, 2006, Santander Bancorp entered into a novation agreement and an amended and restated loan agreement with Lloyds TBS Bank to refinance the terms of $725 million loan agreement with Santusa Holdings S.L. The loan under the Amended Loan agreement bears interest at an annual rate equal to aggregate of (i) 0.10% per annum, (ii) the applicable LIBOR rate, and (iii) a percentage rate per annum calculated by Lloyds TBS Bank. The interest under the loan is payable in interest periods of one, three or six months, or such, or other period as requested by the Company at the time of drawing.
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
     Stockholders’ equity was $556.3 million, or 6.2% of total assets at June 30, 2006, compared to $568.5 million or 6.9% of total assets at December 31, 2005. The decrease in stockholders’ equity was mainly due to unrealized losses on investment securities available for sale and dividends declared and were partially offset by net income for the period.
     The Corporation declared cash dividends of $0.32 per common share during the first semester of 2006 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 2.60%.
     During the six months ended June 30, 2006 and 2005, the Corporation did not repurchase any shares of common stock. As of June 30, 2006, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
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
     As of June 30, 2006, the Corporation’s common stock price per share was $24.62, resulting in a market capitalization of $1.1 billion, including affiliated holdings.

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
     As of June 30, 2006, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2006 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2006 were 8.17% and 11.25%, respectively, and the leverage ratio was 5.86%.
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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of June 30, 2006 and December 31, 2005.
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
Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency Swaps	$—	$—	$—	$36
Fair Value Hedges
Interest Rate Swaps	1,363,772	(47,149)	892	—

Totals	$1,363,772	$(47,149)	$892	$36

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$—	$—	$—	$1,369
Foreign Currency Swaps	117,725	2,182	—	(36)
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

*	The notional amount represents the gross sum of long and short.

**	Net of tax.
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
          As of June 30, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $36,000. As of December 31, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $1.3 million.
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

          The fair value hedges have maturities through the year 2032 as of June 30, 2006 and December 31, 2005. The weighted-average rate paid and received on these contracts is 5.23% and 4.64%, and 4.34% and 4.33%, as of June 30, 2006 and December 31, 2005, respectively.
          The $1.4 billion fair value hedges as June 30, 2006 and December 31, 2005 are associated to the swapping of fixed rate debt. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporations Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,343,886	$(316)	$(488)
Interest Rate Caps	86,214	8	6
Other	2,286	23	63
Equity Derivatives	279,818	—	—

Totals	$3,712,204	$(285)	$(419)

	December 31, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

*	The notional amount represents the gross sum of long and short.

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
     The Corporation’s one-year cumulative GAP position at June 30, 2006, was negative $2.8 billion or -33.09% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would hasve a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning-assets and interest-bearing liabilities at June 30, 2006 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2006

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$237,168	$133,050	$174,196	$735,932	$263,493	$—	$96,519	$1,640,358
Deposits in Other Banks	124,823	—	—	—	—	—	188,548	313,371
Loan Portfolio
Commercial	1,247,518	280,548	294,253	373,628	214,093	67,796	54,571	2,532,407
Construction	277,511	3,196	4,210	5,955	6,290	—	59	297,221
Consumer	267,728	230,539	555,934	114,508	24,704	5,090	(627)	1,197,876
Mortgage	61,476	185,771	507,203	466,663	881,884	368,478	1,034	2,472,509
Fixed and Other Assets	—	—	—	—	—	—	475,719	475,719

Total Assets	$2,216,224	$833,104	$1,535,796	$1,696,686	$1,390,464	$441,364	$815,823	$8,929,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$337,132	$100,000	$—	$—	$—	$—	$—	$437,132
Repurchase Agreements	623,026	—	150,006	—	200,000	—	—	973,032
Federal FundsPurchased and Other Borrowings	650,000	725,000	—	—	—	—	—	1,375,000
Deposits
Certificates of Deposit	805,300	536,064	309,111	255,814	450,749	101,151	(43,890)	2,414,299
Demand Deposits and Savings Accounts	179,311	152,261	25,602	318,513	—	—	(1,023.00)	674,664
Transactional Accounts	415,352	236,844	504,807	723,921	—	—	55	1,880,979
Term and Subordinated Debt	—	—	—	31,518	248,654	—	515	280,687
Other Liabilities and Capital	—	—	—	—	—	—	893,668	893,668

Total Liabilities and Capital	$3,010,121	$1,750,169	$989,526	$1,329,766	$899,403	$101,151	$849,325	$8,929,461

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	$2,006,659	$944,148	$308,663	$273,955	$607,820	$566,413	$—	$4,707,658
Interest Rate Swaps (Liabilities)	3,337,231	699,566	105,407	29,384	82,020	454,050	—	4,707,658
Caps	43,107	9,594	31,491	927	1,095	—	—	86,214
Caps Final Maturity	43,107	9,594	31,491	927	1,095	—	—	86,214

GAP	$(2,124,469)	$(672,483)	$749,526	$611,491	$1,016,861	$452,576	$(33,502)	$—

Cumulative GAP	$(2,124,469)	$(2,796,952)	$(2,047,426)	$(1,435,935)	$(419,074)	$33,502	$—	$—

Cumulative interest rate gap to earning assets	-25.13%	-33.09%	-24.22%	-16.99%	-4.96%	0.40%
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
     As of June 30, 2006, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $26.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $30.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $118.7 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $135.0 million limit.
     As of June 30, 2006 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2006, the Corporation had $3.0 billion in unsecured lines of credit ($2.9 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.4 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
     During the first quarter of 2006 the Corporation engaged in several financing transactions in order to fund the acquisition of Island Finance. In connection with this transaction, on February 28, 2006, the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company, to be used in connection with the acquisition of substantially all the assets of Island Finance in Puerto Rico from Wells Fargo. The loan bears interest at an annual rate of 4.965%, payable semiannually. The Corporation did not pay any commitment fee of commission in connection with the loan. On June 19, 2006, Santander Bancorp entered into a novation agreement and an amended and restated loan agreement with Lloyds TBS Bank to refinance the terms of $725 million loan agreement with Santusa Holdings S.L. The loan under the Amended Loan agreement bears interest at an annual rate equal to aggregate of (i) 0.10% per annum, (ii) the applicable LIBOR rate, and (iii) a percentage rate per annum calculated by Lloyds TBS Bank. The interest under the loan is payable in interest periods of one, three or six months, or such, or other period as requested by the Company at the time of drawing.
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
     In June 2006, the Corporation announced an early retirement program which will be available to all employees 55 years of age and older with at least 15 years of service. Employee acceptance is expected to occur during the third quarter of 2006. A preliminary assessment by management, based on previous experience, with a 50% participation rate would result in an estimated cost of the program of approximately $3.6 million.
     On July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. The insurance company has not begun operations.
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2006, the Corporation had a liquidity ratio of 10.18%. At June 30, 2006, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     The acquisition of Island Finance on February 28, 2006, is material to the Corporation’s consolidated financial statements, and as such represents a material change in internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) resulting from the acquisition of Island Finance may occur and are in the process of being evaluated by management as integration activities are implemented. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of acquisition.
Changes in Internal Controls
     With the exception of the Island Finance acquisition as noted above, there have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
     Fiscal Reform and the Current Economic Condition of the Commonwealth of Puerto Rico. The legislative and executive branches of the Commonwealth of Puerto Rico reached an agreement on the government budget and tax and fiscal reform. Notwithstanding the resolution of the crisis that led to the Government shutdown last quarter, there are open issues being discussed between the legislative and executive branches of the Government relating to fiscal and tax reform that have not been resolved and are relevant to the budgetary and cash flow issues still facing the Government.
     The current economic uncertainty that exists in Puerto Rico tax and fiscal reform, coupled with increases in the price of petroleum and other consumer goods, are aggravating the concerns over the economic situation of the Island. The partial shutdown of the government, the increase in petroleum prices, along with rising interest rates and uncertainties relating to tax reform may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.
     Downgrades of Commonwealth of Puerto Rico debt obligations. Although Puerto Rico’s economy is closely integrated to that of the U.S., and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led to a downgrade of its debt obligations.
     On May 8, 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list” for possible further downgrade. In addition to the Commonwealth’s general obligation bonds, the downgrade affects certain Commonwealth-guaranteed bonds, Commonwealth appropriation bonds, and government bond programs directly or indirectly linked to the general creditworthiness of the Commonwealth. All have been downgraded by one notch. The Commonwealth’s appropriation bonds, and some of the subordinated revenue bonds of the Highway and Transportation Authority, are now rated just below investment grade at Ba1. As of June 30, 2006, the Corporation had $54.1 million in Puerto Rico Government and agencies available for sale with gross unrealized losses of $0.6 million.
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
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues. The Corporation’s business activities and credit exposure are concentrated in Puerto Rico. Accordingly, the Corporation’s financial condition and results of operations are dependent to a significant extent upon the economic conditions prevailing in Puerto Rico. Any significant adverse political or economic developments in Puerto Rico resulting from the fiscal and economic crisis could have a negative impact on the Corporation’s future financial condition and results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Santander BanCorp’s Annual Meeting of Stockholders was held on June 15, 2006. A quorum was obtained with 45,064,970 shares represented in person or by proxy, which represents 96.62% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•	The following two directors were elected for a three-year term, ending in April 2009:

	For	Withheld
Gonzalo de las Heras	44,179,982	884,988
Jesús Zabalza	44,180,088	884,882
•	A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2006 was approved with the following results:

For	44,938,052
Against	94,693
Abstained	32,225
ITEM 5 – OTHER INFORMATION
     None

ITEM 6 – EXHIBITS

A. Exhibit No.	Exhibit Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander Bancorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture,dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmington Trust Company, the Administrative Trustees named therein and The holders from time to time, of the undivided beneficial ownership interests in The assets of the Trust.	Exhibit 4.8 10Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006, between Santander BanCorp And Banco Popular de Puerto Rico	Exhibit 4.9 10Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander Puerto Rico	Exhibit 10A10K-12/31/02

(10.2)	Employment Contract – José Ramón González	Exhibit 10.1 10Q-03/31/05

(10.3)	Employment Contract – Carlos M. García	Exhibit 10.2 10Q-03/31/05

(10.4)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A10Q-06/30/03

(10.5)	Employment Contract – Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.6)	Employment Contract – Bartolomé Vélez	Exhibit 10.4 10Q-03/31/05

(10.7)	Employment Contract – Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.8)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1210KA-12/31/04

(10.9)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1310KA-12/31/04

(10.10)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04

(10.11)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.1510Q-03/31/04

(10.12)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

A. Exhibit No.	Exhibit Description	Reference
(10.13)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purchase And sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Finance Corporation dated as of January 22, 2006	Exhibit 10.1 8K-01/25/06

(10.14)	Novation Agreement among Santander BanCorp, Santusa Holdings S.L. and Lloyds TBS Bank plc.	Exhibit 10.1 8K-06/19/06

(10.15)	Amended and Restated USD 725,000,000 Loan Facility between Santander Bancorp and Lloyds TBS Bank plc. and Lloyds TBS Bank pcl.	Exhibit 10.1 8K-06/19/06

(14)	Code of Ethics	Exhibit 14 10KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-05/12/06

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: August 8, 2006	By: /s/	José Ramón González
President and Chief Executive Officer

Dated: August 8, 2006	By: /s/	Carlos M. García
Senior Executive Vice President and Chief Operating Officer

Dated: August 8, 2006	By: /s/	María Calero
Executive Vice President and Chief Accounting Officer