Form 10-Q
period 2006-09-30
SANTANDER BANCORP
filed 2006-11-09
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2006

Common Stock, $2.50 par value	46,639,104

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

PART I – ITEM 1
FINANCIAL STATEMENTS
SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$135,354	$136,731
Interest-bearing deposits	20,841	8,833
Federal funds sold and securities purchased under agreements to resell	239,239	92,429

Total cash and cash equivalents	395,434	237,993

INTEREST-BEARING DEPOSITS	51,129	101,034
TRADING SECURITIES	51,353	37,679
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value:
Securities pledged that can be repledged	885,949	995,032
Other investment securities available for sale	593,080	564,649

Total investment securities available for sale	1,479,029	1,559,681

OTHER INVESTMENT SECURITIES, at amortized cost	42,835	41,862
LOANS HELD FOR SALE, net	195,823	213,102
LOANS, net	6,399,523	5,741,788
ACCRUED INTEREST RECEIVABLE	112,320	77,962
PREMISES AND EQUIPMENT, net	56,729	55,867
GOODWILL	144,723	34,791
INTANGIBLE ASSETS	47,914	10,092
OTHER ASSETS	201,313	160,097

	$9,178,125	$8,271,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non interest-bearing	$652,963	$672,225
Interest-bearing	4,678,715	4,552,425

Total deposits	5,331,678	5,224,650

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS	1,440,000	768,846
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	852,676	947,767
COMMERCIAL PAPER ISSUED	369,191	334,319
TERM NOTES	41,202	40,215
SUBORDINATED CAPITAL NOTES	244,676	121,098
ACCRUED INTEREST PAYABLE	101,718	65,160
OTHER LIABILITIES	220,968	201,366

Total liabilities	8,602,109	7,703,421

Contingencies and Commitments (Notes 7, 9 and 11)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $25 par value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized; 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(44,821)	(41,591)
Retained earnings:
Reserve fund	133,759	133,759
Undivided profits	123,833	113,114

Total stockholders’ equity	576,016	568,527

	$9,178,125	$8,271,948

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except per share data)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans	$390,280	$256,954	$141,049	$94,145
Investment securities	55,599	54,723	18,547	16,309
Interest-bearing deposits	3,267	2,741	1,346	1,194
Federal funds sold and securities purchased under agreements to resell	3,557	3,490	1,144	822

Total interest income	452,703	317,908	162,086	112,470

INTEREST EXPENSE:
Deposits	125,603	85,551	44,518	33,051
Securities sold under agreements to repurchase and other borrowings	101,272	64,316	38,759	23,047
Subordinated capital notes	10,478	2,094	4,101	795

Total interest expense	237,353	151,961	87,378	56,893

Net interest income	215,350	165,947	74,708	55,577
PROVISION FOR LOAN LOSSES	43,913	15,400	20,400	4,650

Net interest income after provision for loan losses	171,437	150,547	54,308	50,927

OTHER INCOME (LOSS):
Bank service charges, fees and other	35,243	31,266	11,881	10,640
Broker-dealer, asset management and insurance fees	43,078	40,558	13,601	14,219
Gain on sale of securities	85	17,838	26	462
Loss on extinguishment of debt	—	(5,959)	—	784
Gain on sale of mortgage servicing rights	69	69	51	14
Gain on sale of loans	184	7,874	188	666
Other income	4,432	8,594	5,243	1,883

Total other income	83,091	100,240	30,990	28,668

OTHER OPERATING EXPENSES:
Salaries and employee benefits	91,430	72,288	35,316	23,998
Occupancy costs	16,713	12,581	5,979	4,193
Equipment expenses	3,607	2,703	1,274	903
EDP servicing, amortization and technical assistance	28,694	23,727	10,834	8,338
Communication expenses	7,767	6,200	2,782	2,004
Business promotion	8,540	8,239	2,797	3,198
Other taxes	8,055	6,293	2,976	2,105
Other operating expenses	39,697	33,918	13,648	11,164

Total other operating expenses	204,503	165,949	75,606	55,903

Income before provision for income tax	50,025	84,838	9,692	23,692
PROVISION FOR INCOME TAX	16,916	21,896	966	6,297

NET INCOME	$33,109	$62,942	$8,726	$17,395

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.71	$1.35	$0.19	$0.37

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005
(Dollars in thousands)

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(41,591)	(6,818)
Unrealized net loss on investment securities available for sale, net of tax	(2,376)	(34,031)
Unrealized net (loss) gain on cash flow hedges, net of tax	(854)	1,333
Minimum pension benefit, net of tax	—	(2,075)

Balance at end of period	(44,821)	(41,591)

Reserve Fund:
Balance at beginning of year	133,759	126,820
Transfer from undivided profits	—	6,939

Balance at end of period	133,759	133,759

Undivided Profits:
Balance at beginning of year	113,114	70,099
Net income	33,109	79,806
Transfer to reserve fund	—	(6,939)
Deferred tax benefit amortization	(3)	(3)
Common stock cash dividends	(22,387)	(29,849)

Balance at end of period	123,833	113,114

Total stockholders’ equity	$576,016	$568,527

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Comprehensive Income
Net income	$33,109	$62,942	$8,726	$17,395

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments securities available for sale, net of tax	(2,713)	(15,731)	19,391	(15,931)
Reclassification adjustment for gains and losses on investment securities available for sale included in net income, net of tax	337	(14,350)	(26)	1,357

Unrealized (losses) gains on investment securities available for sale, net of tax	(2,376)	(30,081)	19,365	(14,574)
Unrealized (losses) gains on derivative used for cash flow hedges, net of tax	(854)	1,765	(890)	790

Other comprehensive (losses) income, net of tax	(3,230)	(28,316)	18,475	(13,784)

Comprehensive income	$29,879	$34,626	$27,201	$3,611

The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2006	Sept. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,109	$62,942

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,794	9,597
Deferred tax provision (benefit)	(485)	3,715
Provision for loan losses	43,913	15,400
Gain on sale of securities	(85)	(17,838)
Gain on sale of loans	(184)	(7,874)
Gain on sale of mortgage-servicing rights	(69)	(69)
Loss (gain) on derivatives	563	(1,884)
Loss (gain) on sale of trading securities	108	(780)
Net (discount accretion) premium amortization on securities	(2,133)	3,314
Net (discount accretion) premium amortization on loans	(2,452)	392
Purchases and originations of loans	(665,133)	(556,939)
Proceeds from sales of loans held for sale	98,567	245,947
Repayments of loans held for sale	8,107	9,196
Proceeds from sales of trading securities	6,814,757	1,200,411
Purchases of trading securities	(6,828,539)	(1,216,535)
Net change in:
Increase in accrued interest receivable	(34,356)	(19,434)
Increase in other assets	(41,657)	(6,361)
Increase in accrued interest payable	36,558	26,861
Increase in other liabilities	1,007	24,766

Total adjustments	(558,719)	(288,115)

Net cash used in operating activities	(525,610)	(225,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits	49,905	(51,044)
Proceeds from sales of investment securities available for sale	—	906,150
Proceeds from maturities of investment securities available for sale	21,587,893	13,975,695
Purchases of investment securities available for sale	(21,603,840)	(14,740,643)
Increases in other investments	(973)	—
Repayment of securities and securities called	97,995	126,676
Proceeds from derivative transactions	—	2,303
Purchases of mortgage loans	—	(289,881)
Net decrease (increase) in loans	467,459	(64,640)
Proceeds from sales of mortgage-servicing rights	69	69
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	(740,761)	—
Payment for the acquisition of net assets of insurance company, net of cash and cash equivalents acquired	(2,074)	—
Purchases of premises and equipment	(3,974)	(6,828)

Net cash used in investing activities	(148,301)	(142,143)

(Continued)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands)

	For the nine months ended
	Sept. 30,	Sept. 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$109,438	$973,035
Net increase in federal funds purchased and other borrowings	671,154	41,298
Net decrease in securities sold under agreements to repurchase	(95,091)	(331,257)
Net increase (decrease) in commercial paper issued	34,872	(399,692)
Net increase in term notes	987	8,445
Issuance of subordinated capital notes	124,916	9
Dividends paid	(14,924)	(14,924)

Net cash provided by financing activities	831,352	276,914

NET CHANGE IN CASH AND CASH EQUIVALENTS	157,441	(90,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	237,993	479,410

CASH AND CASH EQUIVALENTS, END OF PERIOD	$395,434	$389,008

(Concluded)
The accompanying notes are an integral part of these financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander Central Hispano, S.A. (“BSCH”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
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
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
     Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking and insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Mortgage Corporation, Santander Financial Services, Inc., Santander International Bank of Puerto Rico, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation, respectively.
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
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank of Puerto Rico, Inc.; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc. Santander Insurance Agency, Inc. and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     As a result of this transaction the Corporation recognized goodwill of $109.9 million and other intangible assets of $39.6 million (refer to Note 5 for additional information).
     In July 2006, the Corporation acquired Island Insurance Corporation from Wells Fargo at book value for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. The insurance company has not yet commenced operations.
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
     The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest, except for mortgage loans for which interest is not recognized after four months and open-end loans. When interest accrual is discontinued, unpaid interest is reversed on all closed-end portfolios. Interest income is subsequently recognized only to the extent that it is received. The non accrual status is discontinued when loans are made current by the borrower.

     The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases”, as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to income over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.
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
     Based on management’s assessment of the value of the Corporation’s goodwill at which included an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage-Servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. An impairment loss amounting to $51,000 and $214,000 was recognized for the nine months ended and year ended September 30, 2006 and December 31, 2005, respectively.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share were 46,639,104 for each of the quarters and nine-month periods ended September 30, 2006 and 2005, respectively. Basic and diluted earnings per common share are the same since no stock options or other stock equivalents were outstanding during the periods ended September 30, 2006 and 2005.
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
•	SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140.” In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Corporation is currently evaluating the effects of the adoption of SFAS 156 on it’s consolidated financial position or results of operations.

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the effect of the adoption of FIN 48 on its consolidated financial position and results of operations.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R.” In September 2006, FASB issued SFAS No. 158, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact the adoption of SFAS No. 158 will have on financial reporting and disclosures.

2. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$294,607	$25	$123	$294,509	4.82%
After one year to five years	486,065	—	15,974	470,091	3.89%

	780,672	25	16,097	764,600	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,440	—	3	1,437	3.77%
After one year to five years	16,011	—	517	15,494	4.26%
After five years to ten years	24,942	57	378	24,621	5.28%
Over ten years	14,798	150	—	14,948	5.79%

	57,191	207	898	56,500	5.09%

Mortgage-backed securities:
Over ten years	681,649	—	23,795	657,854	4.99%

Foreign securities
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,519,587	$232	$40,790	$1,479,029	4.61%

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$279,780	$4	$598	$279,186	3.04%
After one year to five years	268,511	—	9,359	259,152	3.68%
After five years to ten years	219,920	—	6,483	213,437	4.15%

	768,211	4	16,440	751,775	3.58%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	43	3	12,790	4.93%
After one year to five years	9,920	11	54	9,877	4.07%
After five years to ten years	27,604	34	423	27,215	4.83%
Over ten years	3,786	10	78	3,718	6.35%

	54,060	98	558	53,600	4.82%

Mortgage-backed securities:
Over ten years	775,073	—	20,842	754,231	5.00%

Foreign Securities
After one year to five years	75	—	—	75	5.60%

	$1,597,419	$102	$37,840	$1,559,681	4.42%

     The number of positions, fair value and unrealized losses at September 30, 2006, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	12	$696,944	$16,097	—	$—	$—	12	$696,944	$16,097
Commonwealth of Puerto Rico and its subdivisions	8	20,246	331	13	15,453	567	21	35,699	898
Mortgage-backed securities	1	6,098	154	30	651,756	23,641	31	657,854	23,795

	21	$723,288	$16,582	43	$667,209	$24,208	64	$1,390,497	$40,790

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
     The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. For investment securities in the P.R. Government portfolio, which have experienced lower ratings due to credit quality concerns, no other-than-temporary impairment is expected because the Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2006.
     The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2006.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore, it does not give effect to changes in fair value.

3. Loans
     The Corporation’s loan portfolio at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$2,421,915	$2,968,178
Consumer	579,623	564,198
Consumer Finance	823,725	—
Leasing	152,124	137,855
Construction	356,274	217,304
Mortgage	2,353,923	1,929,203

	6,687,584	5,816,738
Unearned income and deferred fees/costs	(193,904)	(8,108)
Allowance for loan losses	(94,157)	(66,842)

	$6,399,523	$5,741,788

4. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the nine months ended		For the three months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(in thousands)
Balance at beginning of period	$66,842	$69,177	$87,695	$65,623
Allowance acquired (Island Finance)	17,830	—	—	—
Provision for loan losses	43,913	15,400	20,400	4,650

	128,585	84,577	108,095	70,273

Losses charged to the allowance:
Commercial	8,539	6,777	1,316	1,383
Construction	—	1,438	—	—
Consumer	11,413	13,661	4,051	3,589
Consumer Finance	17,171	—	9,552	—
Leasing	1,592	706	606	140

	38,715	22,582	15,525	5,112

Recoveries:
Commercial	1,725	1,315	505	366
Consumer	1,284	2,290	318	270
Consumer Finance	723	—	653	—
Leasing	555	451	111	254

	4,287	4,056	1,587	890

Net loans charged off	34,428	18,526	13,938	4,222

Balance at end of period	$94,157	$66,051	$94,157	$66,051

* Net of charge-offs transferred to discounts of $18,376 and $6,770 for the nine months and three months ended September 30, 2006, respectively.
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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	109,932	—

	$144,723	$34,791

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
Other Intangible Assets:
     Other intangible assets at September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Mortgage-servicing rights	$7,995	$7,974
Advisory-servicing rights	1,150	1,300
Intangible pension asset	818	818
Trade name	23,700	—
Customer relationships	9,982	—
Non-compete agreements	4,269	—

	$47,914	$10,092

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

6. Other Assets:
     Other assets at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets, net	$20,958	$19,635
Accounts receivable	92,200	65,728
Other real estate	3,096	2,249
Software, net	9,287	11,095
Prepaid expenses	15,321	8,468
Customers’ liabilities on acceptances	2,176	3,669
Derivative assets	56,228	47,436
Other	2,047	1,817

	$201,313	$160,097

7. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$1,440,000	$852,676	$369,191

Average indebtedness outstanding during the period	$1,262,041	$933,827	$394,704

Maximum amount outstanding during the period	$1,521,098	$986,759	$750,000

Average interest rate for the period	5.74%	5.24%	5.01%

Average interest rate at period end	5.56%	5.44%	5.37%

	December 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period end	$768,846	$947,767	$334,319

Average indebtedness outstanding during the period	$821,251	$1,051,350	$423,331

Maximum amount outstanding during the period	$975,155	$1,565,269	$830,000

Average interest rate for the period	3.37%	4.24%	3.20%

Average interest rate at period end	4.26%	4.71%	4.35%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$65,000	$—
After thirty to ninety days	725,000	118,846
Over ninety days	650,000	650,000

Total	$1,440,000	$768,846

Securities sold under agreements to repurchase:
Within thirty days	$502,670	$597,761
Over ninety days	350,006	350,006

Total	$852,676	$947,767

Commercial paper issued:
Within thirty days	$284,568	$334,319
After thirty to ninety days	84,623	—

Total	$369,191	$334,319

     As of September 30, 2006 and December 31, 2005, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 13.41 months and 18.92 months, respectively.
     As of September 30, 2006, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Credit Suisse First Boston LLC	$103,995	$107,447	0.36
Federal Home Loan Bank New York	100,000	103,175	18.54
Barclays Capital	152,914	158,242	0.20
Lehman Brothers RS	332,951	354,585	49.17
Countrywide	6,004	5,974	0.07
UBS Financial Services, Inc.	156,812	162,500	0.29

	$852,676	$891,923	21.51

     There may be a penalty on early termination of these securities sold under agreements to repurchase.

     The following investment securities were sold under agreements to repurchase:

	September 30, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
U.S. Government agencies and corporations	$396,425	$374,760	$396,425	5.59%
Mortgage-backed securities	495,498	477,916	495,498	5.31%

Total	$891,923	$852,676	$891,923	5.43%

	December 31, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
U.S. Government agencies and corporations	$296,848	$268,285	$296,848	5.43%
Mortgage-backed securities	698,184	679,482	698,184	4.41%

Total	$995,032	$947,767	$995,032	4.72%

In addition to the securities available for sale that are pledge, there are $6.0 million of trading securities pledge at September 30, 2006.
8. Derivative Financial Instruments:
     As of September 30, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive Income*
			the nine month	for the nine
	Notional		period ended	months ended
	Value	Fair Value	Sept. 30, 2006	Sept. 30, 2006
	(In thousands)
CASH FLOW HEDGES
Interest rate swap	$650,000	$(1,459)	$—	$(890)
Foreign currency swaps	—	—	—	36
FAIR VALUE HEDGES
Interest rate swaps	1,274,740	(25,837)	238	—
OTHER DERIVATIVES
Options	149,660	26,856	942	—
Embedded options on stock-indexed deposits and notes	(149,660)	(26,856)	(942)	—
Interest rate caps-freestanding derivatives	79,226	4	3	—
Interest rate swaps-freestanding derivatives	3,358,688	(664)	(834)	—
Loan commitments	1,067	10	30	—

			$(563)	$(854)

*	Net of tax

     As of December 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2005	Dec. 31, 2005
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency swaps	117,725	2,182	—	(36)
FAIR VALUE HEDGES
Interest rate swaps	1,408,772	(26,880)	28	—
OTHER DERIVATIVES
Options	135,150	23,833	11,711	—
Embedded options on stock-indexed deposits	(134,767)	(23,833)	(9,401)	—
Interest rate caps-freestanding derivatives	73,422	2	13	—
Interest rate swaps-freestanding derivatives	2,176,521	171	(344)	—
Loan commitments	7,270	(40)	(43)	—

			$1,964	$1,333

*	Net of tax
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During August 2006, the Corporation swapped $650 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and August 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of September 30, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $0.9 million, of which the Corporation expects to reclassify approximately four thousand dollars into earnings during the next quarter.
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
     As of September 30, 2006, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.3 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.43% and 4.79%, respectively. As of September 30, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.2 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. These swaps were designated as fair value hedges. For the nine months ended September 30, 2006, the Corporation recognized a gain of approximately $0.2 million on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the nine months ended September 30, 2006, a gain of approximately $0.9 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $0.9 million was recorded on the option contracts. For the year ended December 31, 2005, a loss of approximately $9.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $11.7 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million.
     The Corporation enters into freestanding derivatives as a market maker, and to a lesser extent, as a proprietary position taker. As a market maker the Corporation seeks to meet its clients’ needs by providing a wide array of financial products, including interest rate caps, collars and swaps. These positions are covered, under substantially the same terms and conditions with related and unrelated third parties. The Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. Since these derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship they do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the nine months ended September 30, 2006 and the year ended December 31, 2005, the Corporation recognized a loss on freestanding derivatives of $831,000 and a gain of $331,000 respectively.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of September 30, 2006 the Corporation had loan commitments outstanding for approximately $1.1 million and recognized a gain of $30,000 on these commitments. At December 31, 2005, the Corporation had loan commitments outstanding for approximately $7.3 million and recognized a loss of $43,000 on these commitments.
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
     On December 8, 2005 the Corporation received a subpoena from the Securities and Exchange Commission for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has submitted documents and information to the SEC in response to the subpoena and concerning the transactions. The Corporation is cooperating fully with the SEC in connection with these inquiries. The Corporation is unable to predict what adverse consequences, if any, or other effects this investigation could have on its financial condition or results of operations.

10. Pension Plans:
      The Corporation maintains a qualified noncontributory defined benefit pension plan (the “Plan”), which covers substantially all active employees of the Corporation, and a frozen qualified noncontributory defined benefit plan acquired in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
      The components of net periodic benefit cost for the Plan for the nine and three month periods ended September 30, 2006 and 2005 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,329	$1,041	$443	$347
Interest cost	1,698	1,524	566	508
Expected return on plan assets	(1,674)	(1,602)	(558)	(534)
Net amortization	507	342	169	114

Net periodic benefit cost	$1,860	$1,305	$620	$435

      For the nine months ended September 30, 2006 contributions made to the Plan were approximately $2,295,000.
      The components of net periodic benefit cost for the Central Hispano Plan for the nine and three month periods ended September 30, 2006 and 2005 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Interest cost	$1,455	$1,428	$485	$476
Expected return on plan assets	(1,629)	(1,500)	(543)	(500)
Net amortization	363	315	121	105

Net periodic benefit cost	$189	$243	$63	$81

      For the nine months ended September 30, 2006 contributions made to the Central Hispano Plan were approximately $2,178,000.
11. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $2,328,000 at September 30, 2006, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the fees received from the customers for issuing the standby letter of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2006 had terms ranging from one month to seven years. The contract amounts of the standby letters of credit of approximately $194,293,000 at September 30, 2006, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
12. Segment Information:
Types of Products and Services
     The Corporation has five (four in 2005) reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Wealth Management. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information. Insurance commissions derived from the Commercial Banking and Consumer Finance segments are reported as part of the Insurance operations included in the "Other" column below.
Measurement of Segment Profit or Loss and Segment Assets
     The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
     The following presents financial information of reportable segments as of and for the nine-month periods ended September 30, 2006 and 2005. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation.

	September 30, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$223,584	$129,594	$83,351	$60,643	$36,801	$49,366	$(47,545)	$535,794
Intersegment revenue	6,783	—	—	—	—	40,762	(47,545)	—
Interest income	191,929	121,966	83,149	60,418	1,727	33,221	(39,707)	452,703
Interest expense	92,288	65,816	24,456	52,569	2,260	34,630	(34,666)	237,353
Depreciation and amortization	4,095	1,378	2,503	586	765	3,467	—	12,794
Segment income (loss) before income tax	47,737	52,098	(413)	4,488	10,150	(58,507)	(5,528)	50,025
Segment assets	$3,624,113	$2,608,981	$772,375	$1,938,746	$106,918	$1,065,227	$(938,235)	$9,178,125

	September 30, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(In thousands)
Total external revenue	$177,515	$121,388	$72,105	$38,134	$20,231	$(11,225)	$418,148
Intersegment revenue	8,320	—	—	—	2,905	(11,225)	—
Interest income	149,104	115,748	58,745	1,193	1,803	(8,685)	317,908
Interest expense	39,925	42,649	71,460	1,409	5,343	(8,825)	151,961
Depreciation and amortization	4,374	1,127	475	481	3,140	—	9,597
Segment income (loss) before income tax	55,096	70,108	(2,864)	10,796	(47,718)	(580)	84,838
Segment assets	$3,393,764	$3,059,318	$2,137,553	$100,928	$293,019	$(286,450)	$8,698,132

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	Sept. 30, 2006	Sept. 30, 2005
	(In thousands)
Revenues:
Total revenues for reportable segments	$533,973	$409,142
Total revenues other segments	49,366	20,231
Elimination of intersegment revenues	(47,545)	(11,225)

Total consolidated revenues	$535,794	$418,148

Total income before tax of reportable segments	$114,060	$133,136
Income (loss) before tax of other segments	(58,507)	(47,718)
Elimination of intersegment income before tax	(5,528)	(580)

Consolidated income before tax	$50,025	$84,838

Assets:
Total assets for reportable segments	$9,051,133	$8,691,563
Assets not attributed to segments	1,065,227	293,019
Elimination of intersegment assets	(938,235)	(286,450)

Total consolidated assets	$9,178,125	$8,698,132

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
CONDENSED INCOME STATEMENTS
Interest income	$452,703	$317,908	$162,086	$112,470
Interest expense	237,353	151,961	87,378	56,893

Net interest income	215,350	165,947	74,708	55,577
Gain on sale of securities	85	17,838	26	462
Loss on extinguishment of debt	—	(5,959)	—	784
Broker-dealer, asset management and insurance fees	43,078	40,558	13,601	14,219
Other income	39,928	47,803	17,363	13,203
Operating expenses	204,503	165,949	75,606	55,903
Provision for loan losses	43,913	15,400	20,400	4,650
Income tax	16,916	21,896	966	6,297

Net income	$33,109	$62,942	$8,726	$17,395

PER COMMON SHARE DATA
Net income	$0.71	$1.35	$0.19	$0.37
Book value	$12.35	$12.13	$12.35	$12.13
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.48	$0.48	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,357,917	$5,814,704	$6,519,678	$6,123,322
Allowance for loan losses	84,113	68,424	89,238	65,809
Earning assets	8,202,568	7,881,602	8,302,847	8,046,822
Total assets	8,738,768	8,284,174	8,949,021	8,448,279
Deposits	4,994,873	5,033,634	5,014,014	5,218,771
Borrowings	2,849,409	2,466,803	3,036,824	2,403,987
Common equity	557,495	595,757	569,259	586,082
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,595,346	$6,138,088	$6,595,346	$6,138,088
Allowance for loan losses	94,157	66,051	94,157	66,051
Earning assets	8,615,126	8,395,260	8,615,126	8,395,260
Total assets	9,178,125	8,698,132	9,178,125	8,698,132
Deposits	5,331,678	5,697,066	5,331,678	5,697,066
Borrowings	2,947,745	2,182,558	2,947,745	2,182,558
Common equity	576,016	565,582	576,016	565,582
Continued

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.61%	2.97%	3.66%	2.84%
Efficiency ratio (1)	67.16%	62.96%	70.25%	65.82%
Return on average total assets (on an annualized basis)	0.51%	1.02%	0.39%	0.82%
Return on average common equity (on an annualized basis)	7.94%	14.13%	6.08%	11.78%
Dividend payout	67.61%	35.56%	84.21%	43.24%
Average net loans/average total deposits	127.29%	115.52%	130.03%	117.33%
Average earning assets/average total assets	93.86%	95.14%	92.78%	95.25%
Average stockholders’ equity/average assets	6.38%	7.19%	6.36%	6.94%
Fee income to average assets (annualized)	1.20%	1.16%	1.13%	1.17%
Capital:
Tier I capital to risk-adjusted assets	8.14%	8.62%	8.14%	8.62%
Total capital to risk-adjusted assets	11.19%	10.90%	11.19%	10.90%
Leverage Ratio	5.96%	6.35%	5.96%	6.35%
Asset quality:
Non-performing loans to total loans	1.63%	1.15%	1.63%	1.15%
Annualized net charge-offs to average loans	0.71%	0.42%	0.84%	0.27%
Allowance for loan losses to period-end loans	1.41%	1.06%	1.41%	1.06%
Allowance for loan losses to non-performing loans	86.53%	92.82%	86.53%	92.82%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	73.91%	85.29%	73.91%	85.29%
Non-performing assets to total assets	1.23%	0.90%	1.23%	0.90%
Recoveries to charge-offs	11.07%	17.96%	10.22%	17.41%
OTHER DATA AT END OF PERIOD
Customer financial assets under management (in thousands)	$12,969,000	$13,584,100	$12,969,000	$13,584,100
Bank branches	63	65	63	65
Consumer Finance branches	70	—	70	—

Total Branches	133	65	133	65
ATMs	148	150	148	150
(Concluded)

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses and loss on extinguishment of debt.

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
Overview of Results of Operations for the Nine-Month and Three-Month Periods Ended September 30, 2006
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries, Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
          The quarter and nine months ended September 30, 2006 reflected a decline in net income when compared to the same periods in 2005. This decline was due principally to expenses related to a personnel reduction program and significant decreases in 2006 in gains on sale of loans and in other investment portfolio activities. For the nine months ended September 30, 2006 the effect of the settlement of commercial loans secured by mortgages also had an unfavorable impact on net interest income when compared to the same period in 2005, which is partially offset by the acquisition of the Island Finance business. The Corporation’s financial results for the quarter and nine months ended September 30, 2006 were impacted by the following:
•	The Corporation experienced a net interest margin expansion of 82 basis points including the Island Finance business and an eleven basis point reduction excluding Island Finance for the quarter ended September 30, 2006 versus the same period in the prior year.

•	During 2006, the Corporation’s net interest income reflected a decrease over the prior year from the settlement of approximately $910 million in commercial loans secured by mortgages that had a net spread of approximately 1.5%. In May 2006 the Corporation settled $608.2 million in loans to Doral Financial Corporation (“Doral”) that resulted in a charge-off of $5.3 million. In November 2005 the Corporation settled $301.3 million in commercial loans secured by mortgages to R&G Financial Corporation (“R&G”) that resulted in a termination penalty payment of $6.0 million to the Corporation.

•	Non-interest income decreased during the nine months ended September 30, 2006, compared with the same period in the prior year, as a result of the following transactions in 2005: a gain on sale of securities (net of the loss on extinguishment of debt) of $11.8 million, a gain on sale of loans of $7.7 million (comprised of a gain on sale of previously charged-off consumer loans of $6.1 million and a gain on sale of mortgage loans to an unrelated third party of $1.6 million). During the nine months ended September 30, 2006, there were unfavorable valuations of mortgage loans held for sale amounting to $1.2 million, loss on derivative transactions of $2.4 million and lower recognition of mortgage servicing rights of $1.8 million partially offset by higher broker-dealer, asset management and insurance fees of $2.5 million and other fees of $2.3 million.

•	The Corporation experienced an increase in operating expenses related to the Island Finance operation and expenses related to a personnel reduction program. Operating expenses decreased by 2.1% and 1.7%, respectively, for the quarter and nine months ended September 30, 2006, exclusive of Island Finance operating expenses and expenses related to the personnel reduction program.

•	A personnel reduction program, including an early retirement plan, was implemented at Banco Santander Puerto Rico, our banking subsidiary, resulting in a reduction in personnel with estimated annual savings of approximately $6 to $8 million. The after-tax cost of the program was $4.5 million and $5.4 million, respectively, for the quarter and for the nine months ended September 30, 2006.

•	The Corporation’s income tax expense decreased $5.3 million and $5.0 million for the three and nine month periods ended September 30, 2006, respectively. These decreases were due to lower net income before tax. The effective income tax rate was 33.8% for the nine months ended September 30, 2006 versus 25.8% for the same periods in 2005. The increase in effective rate was due to lower exempt income in 2006, favorable tax rates on capital gains transactions in 2005 and special income taxes imposed by the Government of Puerto Rico for taxable year 2006.

•	Exclusive of the impact of the acquisition of the Island Finance loan portfolio and the settlement of the commercial loans secured by mortgages, the Corporation grew its loan portfolio by 16.0% year over year. Residential mortgage production for the quarter increased by 32.4% over the same period in the previous year to $237.7 million.
          The Corporation reported net income of $33.1 million for the nine-month period ended September 30, 2006, compared with $62.9 million for the same period in 2005. Earnings per common share (EPS) for the nine-month periods ended September 30, 2006 and 2005 were $0.71 and $1.35, respectively, based on 46,639,104 average outstanding common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2006 were 0.51% and 7.94%, respectively, compared with 1.02% and 14.13% reported during the same nine-month period of 2005. The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2006 reflected an increase of 420 basis points, reaching 67.16% compared to unfavorable 62.96% for the nine months ended September 30, 2005. The cost of the personnel reduction program, net of tax, had an impact of 8 basis points, 130 basis points and 314 basis points on the Corporation’s ROA, ROE and Efficiency Ratio (on a tax equivalent basis), respectively.
          For the third quarter of 2006, the Corporation reported net income of $8.7 million compared with $17.4 million for the same quarter in 2005. Earnings per common share (EPS) for the quarters ended September 30, 2006 and 2005 were $0.19 and $0.37, respectively, based on 46,639,104 average common shares outstanding for each period. ROA on an annualized basis was 0.39% for the quarter ended September 30, 2006 and 0.82% for the quarter ended in September 30, 2005. ROE on an annualized basis for the quarters ended September 30, 2006 and 2005 was 6.08% and 11.78%, respectively. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended September 30, 2006 reflected an increase of 443 basis points to 70.25% from 65.82% for the same period in 2005. The cost of the personnel reduction program, net of tax, amounted to $4.5 million for the quarter ended September 30, 2006 and had an unfavorable impact of 19 basis points, 309 basis points and 728 basis points on the Corporation’s ROA, ROE and Efficiency Ratio (on a tax equivalent basis), respectively.
          In July 2006, the Corporation acquired Island Insurance Corporation, at book value, from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance, which has not commenced operations.

Net Interest Income
          The Corporation’s net interest income for the nine months ended September 30, 2006 was $215.4 million, an increase of $49.4 million, or 29.8%, compared with $165.9 million for the nine months ended September 30, 2005. This improvement was due to an increase in interest income of $134.8 million that was partially offset by an increase in interest expense of $85.4 million. The improvement in interest income was due to an increase of $133.3 million or 51.9% in interest on loans reaching $390.3 million for the nine months ended in September 30, 2006 from $257.0 million for the same period in 2005 primarily as a result of the Island Finance segment. The increase in interest expense was due to an increase in interest on deposits of $40.1 million and an increase in interest on borrowings of $45.3 million.
          The Corporation’s net interest income for the third quarter ended in September 30, 2006 was $74.7 million, reflecting an increase of $19.1 million or 34.4%, compared with $55.6 reported in the same period in 2005. This improvement was due to an increase in interest income of $49.6 million, or 44.1%, which was partially offset by an increase in interest expense of $30.5 million or 53.6%. The improvement in interest income was principally due to an increase of $46.9 million or 49.8%, in interest on loans primarily as a result of the acquisition of Island Finance. The increase in interest expense was due to an increase in interest on deposits of $11.5 million and an increase in interest on borrowings of $19.0 million.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $6.1 million and $9.3 million for the nine months ended September 30, 2006 and 2005, respectively. For the quarters ended September 30, 2006 and 2005 the tax equivalent adjustments were $2.0 million and $1.9 million, respectively.
          The tables on page 35 and 36, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, present average balance sheets, net interest income on a tax equivalent basis and average interest rates for the third quarter and the nine-month periods ended September 30, 2006 and 2005. The table on Interest Variance Analysis — Tax Equivalent Basis on page 33, allocates changes in the Corporation’s interest income (on a tax equivalent basis) and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the nine months and the third quarter ended September 30, 2006 compared with the same periods of 2005.
          The following table sets forth the principal components of the Corporation’s net interest income (on a tax equivalent basis) for the nine-month and three-month periods ended September 30, 2006 and 2005.

	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(Dollars in thousands)
Interest income — tax equivalent basis	$458,839	$327,159	$164,037	$114,400
Interest expense	237,353	151,961	87,378	56,893

Net interest income — tax equivalent basis	$221,486	$175,198	$76,659	$57,507

Net interest margin — tax equivalent basis (1)	3.61%	2.97%	3.66%	2.84%

(1)	Net interest margin (on an annualized basis) for any period equals tax equivalent net interest income divided by average interest-earning assets for the period .
          The acquisition of Island Finance on February 28, 2006 had a favorable impact on the Corporation’s net interest margin on a tax equivalent basis. For the nine months ended September 30, 2006 compared to the same period in 2005, the Corporation experienced an expansion of 64 basis points on its net interest margin on a tax-equivalent basis. The Island Finance acquisition resulted in an increase of 79 basis points on the Corporation’s net interest margin on a tax-equivalent basis. For the three months ended September 30 2006, the Corporation experienced a net interest margin expansion of 82 basis points from 2.84% for the third quarter of 2005 to 3.66% for the same period in 2006. The Island Finance acquisition resulted in an increase of 93 basis points on the Corporation’s net interest margin on a tax-equivalent basis for the third quarter of 2006 compared to the same period in 2005.
          As of September 30, 2006 the Corporation reflected a decrease in net interest margin over the prior year from the settlement of approximately $910 million in commercial loans secured by mortgages that had a net spread of approximately 1.5%. In May 2006 the Corporation settled $608.2 million in loans to Doral Financial Corporation that resulted in a charge-off of $5.3 million. In November 2005 the Corporation settled $301.3 million in commercial loans secured by mortgages to R&G Financial Corporation that resulted in a termination penalty payment of $6.0 million to the Corporation. The adverse fluctuations in net interest income resulting from the settlement of the Doral and R&G transactions were offset by the impact of the acquisition of Island Finance. The Island Finance operation (including the net contribution to the insurance operation of Santander Insurance Agency) contributed approximately $1.7 million or 5.2%, to the Corporation’s net income for the nine months ended September 30, 2006.
          For the nine months ended September 30, 2006, net interest margin, on a tax equivalent basis, was 3.61% compared with 2.97% for the same period in 2005. This increase of 64 basis points in net interest margin was mainly due to an increase of 193 basis points in the yield on average interest-earning assets primarily as a result of the acquisition of the assets of Island Finance. Net interest income on a tax-equivalent basis increased 79 basis points as a result of the acquisition of the Island Finance operation. There was an increase of 135 basis points in the average cost of interest-bearing liabilities. For the nine-month period ended September 30, 2006 net interest income on a tax equivalent basis amounted $221.5 million, an increase of $46.3 million or 26.4% compared to $175.2 million reported for the same period in 2005. There was an $131.7 million increase in tax equivalent interest income to $458.8 million for the nine months ended September 30, 2006 from $327.2 million for the same period in 2005, of which $19.0 million was attributed to an increase in the volume of interest- earning assets and $112.7 million was attributed to an increase in the yield on average interest-earning assets. Interest expense for the nine-month period ended September 30, 2006 reached $237.4 million, from $152.0 million for the nine-month period ended September 30, 2005 reflecting an increase of $85.4 million, of which $16.4 million is attributed to an increase in the volume of average interest-bearing liabilities and $69.0 million is attributed to an increase in the cost of interest-bearing liabilities.
          Net interest margin, on a tax equivalent basis, for the third quarter of 2006 was 3.66% compared with 2.84% for the third quarter of 2005. This increase of 82 basis points in net interest margin, on a tax equivalent basis, was mainly due to an increase of 220 basis points in the yield on average interest-earning assets primarily as a result of the Island Finance segment. Net interest margin, on a tax equivalent basis, for the third quarter of 2006 increased 93 basis points as a result of the Island Finance acquisition. There was an increase of 143 basis points in the average cost of interest-bearing liabilities. Net interest income, on a tax equivalent basis, for the quarter ended September 30, 2006 reached $76.7 million, an increment of $19.2 million or 33.3% compared to $57.5 million reported for the same period in 2005. There was a $49.6 million increase in interest income on a tax equivalent basis, to $164.0 million for the three-month period ended September 30, 2006 compared to the same period in 2005, of which $5.0 million is attributed to an increase in the volume of average interest-earning assets and $44.6 million is attributed to an increase in the yield on average interest-earnings assets. The $30.5 million increase in interest expense, from $56.9 million for the quarter ended September 30, 2005 to $87.4 million for the same period in 2006, is attributed to an increase of 6.5 million in the volume of interest-bearing liabilities and an increase of $24.0 million in the cost of interest-bearing liabilities.
The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the nine months and the quarter ended September 30, 2006, compared to the nine months and the quarter ended September 30, 2005, between changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Months Ended Sept. 30, 2006			Three Months Ended Sept. 30, 2006
	Compared to the Nine Months			Compared to the Three Months Ended
	Ended Sept. 30, 2005			Sept. 30, 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,666)	$1,733	$67	$(5)	$327	$322
Time deposits with other banks	(994)	1,520	526	(540)	692	152
Investment securities	(4,340)	2,083	(2,257)	(892)	3,339	2,447
Loans	25,982	107,362	133,344	6,481	40,235	46,716

Total interest income, on a tax equivalent basis	18,982	112,698	131,680	5,044	44,593	49,637

Interest expense:
Savings and NOW accounts	(1,003)	9,291	8,288	(824)	2,810	1,986
Other time deposits	4,784	26,980	31,764	(378)	9,859	9,481
Borrowings	6,775	30,034	36,809	5,245	10,676	15,921
Long-term borrowings	5,858	2,673	8,531	2,442	655	3,097

Total interest expense	16,414	68,978	85,392	6,485	24,000	30,485

Net interest income, on a tax equivalent basis	$2,568	$43,720	$46,288	$(1,441)	$20,593	$19,152

          For the nine-month period ended September 30, 2006 compared to the same period in 2005, the yield on average interest-earning assets improved 193 basis points, and average interest-earning assets increased $321.0 million or 4.1%. The increment in average interest-earning assets compared to the nine months of 2005 was driven by an increase in average net loans of $543.2 million or 9.3%, which was partially offset by decreases in average investment securities and average interest-bearing deposits of $120.9 million or 6.8% and $101.4 million or 34.6%, respectively. The increase in average net loans was due to an increase of $577.5 million or 32.5% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio by strengthening its residential mortgage production capabilities. There was also an increase of $565.4 million or 114.0% in the average consumer loan portfolio as a result of the acquisition of Island Finance. These increases were partially offset by a decrease in the commercial loan portfolio of $584.0 million or 16.2% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005. Excluding the settlement of the loans with Doral and R&G, the average commercial loan portfolio grew $460.1 million or 18.0%.
          For the third quarter ended September 30, 2006, compared with the third quarter ended September 30, 2005, the yield on average interest-earning assets grew 220 basis points, and average interest-earning assets increased $256.0 million or 3.2% compared to the same period in 2005. The increment in average interest-earning assets compared to the third quarter of 2005 was driven by an increase in average net loans of $396.4 million or 6.5%, which was partially offset by a decrease in average investments of $81.8 million or 4.9% and average interest-bearing deposits of $58.5 million or 23.2%. The increase in average net loans was due to an increase of $531.3 million or 26.5% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio by strengthening its residential mortgage production capabilities. There was also an increase of $678.2 million or 127.7% in the average consumer loan portfolio as a result of the acquisition of Island Finance. These increases were partially offset by a decrease in the commercial loan portfolio of $789.8 million or 21.6% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005. Excluding the settlement of the loans with Doral and R&G, the average commercial loan portfolio grew $253.1 million or 9.7%.
          The Corporation’s interest expense for the nine-month period ended September 30, 2006, increased $85.4 million or 56.2% compared to the nine-month period ended September 30, 2005. The change in interest expense was primarily due to an increase in average interest-bearing liabilities of $502.6 million or 7.4% for the nine-month period ended September 30, 2006 compared with figures reported in 2005 as well as an increase of 135 basis points in the average cost of interest-bearing liabilities. This increase was due to an increase of $382.6 million or 15.5% in average borrowings (including term and subordinated notes) to $2.8 billion for the nine months ended September 30, 2006 from $2.5 billion for the same period in 2005. The increase in average balances in federal funds and other borrowings and capital notes was due to $725 million financing transaction related to the Island Finance business acquisition and a $125 million Trust Preferred Securities private placement during the first quarter of 2006. Average interest-bearing deposits reflected an increase for the nine-month period ended September 30, 2006 of $120.0 million, composed of an increase in average brokered deposits of $354.1 million or 39.5% and decreases in average other time deposits of $166.8 million or 11.2% and average savings and NOW accounts of $67.3 or 3.4%.
          The Corporation’s interest expense for the quarter ended September 30, 2006 increased $30.5 million to $87.4 million from $56.9 million for the quarter ended September 30, 2005. The change in interest expense was the result of an increase of $444.0 million or 6.4% in average interest-bearing liabilities, as well as an increase of 143 basis points in the average cost of interest-bearing liabilities. The increment in interest expense was due to an increase of $632.8 million or 26.3% in average borrowings (including term and subordinated notes) reaching $3.0 billion for the third quarter ended September 30, 2006 from $2.4 billion for the same period in 2005. The increase in average balances in federal funds and other borrowings and capital notes was, principally, due to several financing transactions related the Island Finance acquisition during the first quarter of 2006. This increase was partially offset by decreases in average savings and now accounts and average other time deposits (including brokered deposits) of $145.9 million or 7.4% and $43.0 million or 1.7%, respectively.
          The following tables show average balances and, where applicable, interest amounts earned on a tax equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and nine months ended September 30, 2006 and 2005.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2006			September 30, 2005
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$101,876	$1,346	5.24%	$159,874	$1,194	2.96%
Federal funds sold and securities purchased under agreements to resell	91,924	1,144	4.94%	92,455	822	3.53%

Total interest bearing deposits	193,800	2,490	5.10%	252,329	2,016	3.17%

U.S.Treasury securities	61,497	769	4.96%	3,359	26	3.07%
Obligations of other U.S.government agencies and corporations	710,306	9,149	5.11%	719,915	7,647	4.21%
Obligations of government of Puerto Rico and political subdivisions	87,618	1,238	5.61%	71,934	960	5.29%
Collateralized mortgage obligations and mortgage backed securities	677,187	8,144	4.77%	824,214	8,431	4.06%
Other	52,761	691	5.20%	51,749	480	3.68%

Total investment securities	1,589,369	19,991	4.99%	1,671,171	17,544	4.16%

Loans:
Commercial	2,401,240	41,837	6.91%	3,329,005	46,805	5.58%
Construction	321,965	7,072	8.71%	201,278	4,198	8.27%
Consumer	577,371	16,575	11.39%	531,205	12,488	9.33%
Consumer Finance	632,068	35,078	22.02%	—	—	N/A
Mortgage	2,537,854	38,736	6.06%	2,006,515	29,449	5.82%
Lease financing	138,418	2,258	6.47%	121,128	1,900	6.22%

Gross loans	6,608,916	141,556	8.50%	6,189,131	94,840	6.08%
Allowance for loan losses	(89,238)			(65,809)

Loans, net	6,519,678	141,556	8.61%	6,123,322	94,840	6.14%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,302,847	164,037	7.84%	8,046,822	114,400	5.64%

Total non-interest earning assests	646,174			401,457

Total assets	$8,949,021			$8,448,279

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,814,747	$12,444	2.72%	$1,960,629	$10,458	2.12%
Other time deposits	1,351,169	15,148	4.45%	1,476,025	12,311	3.31%
Brokered deposits	1,214,599	16,926	5.53%	1,132,741	10,282	3.60%

Total interest bearing deposits	4,380,515	44,518	4.03%	4,569,395	33,051	2.87%
Borrowings	2,755,860	38,424	5.53%	2,287,185	22,503	3.90%
Term Notes	41,048	335	3.24%	42,243	544	5.11%
Subordinated Notes	239,916	4,101	6.78%	74,559	795	4.23%

Total interest bearing liabilities/interest expense	7,417,339	87,378	4.67%	6,973,382	56,893	3.24%

Total non-interest bearing liabilities	962,423			888,815

Total liabilities	8,379,762			7,862,197

Stockholders’ Equity	569,259			586,082

Total liabilities and stockholders’ equity	$8,949,021			$8,448,279

Net interest income, on a tax equivalent basis		$76,659			$57,507

Net interest spread			3.17%			2.40%
Cost of funding earning assets			4.18%			2.81%
Net interest margin, on a tax equivalent basis			3.66%			2.84%

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2006			September 30, 2005
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$94,026	$3,267	4.65%	$134,244	$2,741	2.73%
Federal funds sold and securities purchased under agreements to resell	97,987	3,557	4.85%	159,163	3,490	2.93%

Total interest bearing deposits	192,013	6,824	4.75%	293,407	6,231	2.84%

U.S.Treasury securities	56,394	1,953	4.63%	4,775	84	2.35%
Obligations of other U.S.government agencies and corporations	749,045	27,242	4.86%	904,694	34,397	5.08%
Obligations of government of Puerto Rico and political subdivisions	93,623	3,862	5.52%	78,795	3,187	5.41%
Collateralized mortgage obligations and mortgage backed securities	705,039	25,189	4.78%	737,664	23,463	4.25%
Other	48,537	1,767	4.87%	47,563	1,139	3.20%

Total investment securities	1,652,638	60,013	4.86%	1,773,491	62,270	4.69%

Loans:
Commercial	2,616,378	131,580	6.72%	3,294,872	126,265	5.12%
Construction	273,479	17,645	8.63%	196,355	10,652	7.25%
Consumer	573,476	46,566	10.86%	495,973	35,711	9.63%
Consumer Finance	487,927	83,149	22.78%	—	—	N/A
Mortgage	2,356,986	106,390	6.03%	1,779,534	80,360	6.04%
Lease financing	133,784	6,672	6.67%	116,394	5,670	6.51%

Gross loans	6,442,030	392,002	8.14%	5,883,128	258,658	5.88%
Allowance for loan losses	(84,113)			(68,424)

Loans, net	6,357,917	392,002	8.24%	5,814,704	258,658	5.95%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,202,568	458,839	7.48%	7,881,602	327,159	5.55%

Total non-interest earning assests	536,200			402,572

Total assets	$8,738,768			$8,284,174

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,895,903	$36,636	2.58%	$1,963,244	$28,348	1.93%
Other time deposits	1,325,795	41,401	4.18%	1,492,587	33,815	3.03%
Brokered deposits	1,250,630	47,566	5.09%	896,512	23,388	3.49%

Total interest bearing deposits	4,472,328	125,603	3.75%	4,352,343	85,551	2.63%
Borrowings	2,590,572	100,223	5.17%	2,357,516	63,414	3.60%
Term Notes	40,717	1,049	3.44%	36,178	902	3.33%
Subordinated Notes	218,120	10,478	6.42%	73,109	2,094	3.83%

Total interest bearing liabilities/interest expense	7,321,737	237,353	4.33%	6,819,146	151,961	2.98%

Total non-interest bearing liabilities	859,536			869,271

Total liabilities	8,181,273			7,688,417

Stockholders’ Equity	557,495			595,757

Total liabilities and stockholders’ equity	$8,738,768			$8,284,174

Net interest income, on a tax equivalent basis		$221,486			$175,198

Net interest spread			3.15%			2.57%
Cost of funding earning assets			3.87%			2.58%
Net interest margin, on a tax equivalent basis			3.61%			2.97%

Provision for Loan Losses
          The provision for loan losses increased $15.8 million or 338.7% from $4.7 million for the quarter ended September 30, 2005 to $20.4 million for the third quarter in 2006 and $28.5 million or 185.2% from $15.4 million for the nine months ended September 30, 2005 to $43.9 million for the nine months ended September 30, 2006. The increase in the provision for loan losses was due primarily to the Island Finance operation which registered a provision for loan losses of $14.4 million and $27.5 million for the quarter and seven months (from acquisition) ended September 30, 2006. The increase in the provision for loan losses was due to a $49.9 million or 64.5% increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $127.4 million as of September 30, 2006, from $77.4 million as of September 30, 2005, and $76.7 million as of December 31, 2005. Non-performing loans reflected an increase of $ 37.7 million or 52.9% from $71.2 million as of September 30, 2005 to $108.8 million as of September 30, 2006. This increase was due to the Island Finance portfolio which reflected non-performing loans of $27.0 million as of September 30, 2006. The Corporation’s non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $10.6 million or 14.9% compared to non-performing loans as of September 30, 2005. Non-performing loans of the Corporation as of September 30, 2006 (excluding Island Finance non-performing loans) reflected an increase of $8.1 million or 11.0% compared to non-performing loans as of December 31, 2005.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine month period ended		For the quarter ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands)
Bank service fees on deposit accounts	$10,105	$9,488	$3,440	$3,334
Other service fees:
Credit card and payment processing fees	11,981	11,091	4,075	3,880
Mortgage servicing fees	1,929	1,590	578	587
Trust fees	2,196	2,318	792	583
Other fees	9,032	6,779	2,996	2,256

Total fees income	35,243	31,266	11,881	10,640
Broker/dealer, asset management, and insurance fees	43,078	40,558	13,601	14,219
Gain on sale of securities, net	85	17,838	26	462
Loss on extinguishment of debt	—	(5,959)	—	784
Gain (loss) on sale of loans	184	7,874	188	666
Gain on sale of mortgage servicing rights	69	69	51	14
Trading (losses) gains	(148)	211	223	815
Gain (loss) on derivatives	(563)	1,884	747	(840)
Other gains, net	1,344	4,135	3,246	1,146
Other	3,799	2,364	1,027	762

	$83,091	$100,240	$30,990	$28,668

     The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	For the nine months ended		For the three months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(In thousands)
Broker-dealer	$19,358	$20,231	$4,960	$7,343
Asset management	15,025	15,209	5,313	4,898

Total Santander Securities	34,383	35,440	10,273	12,241
Insurance	8,695	5,118	3,328	1,978

Total	$43,078	$40,558	$13,601	$14,219

     For the nine months ended September 30, 2006, other income decreased $17.1 million or 17.1% compared to the same period in 2005. This decrease was due to the following transactions in 2005 that did not recur in 2006: a gain on sale of securities (net of the loss on extinguishment of debt) of $11.8 million, a gain on sale of loans of $7.7 million composed mainly of a gain on sale of previously charged-off consumer loans of $6.1 million and a gain on sale of mortgage loans to an unrelated third party of $1.6 million. There was a loss on derivatives in 2006 of $0.6 million compared to a gain in 2005 of $1.9 million. Also, a loss on valuation of mortgage loans available for sale of $1.2 million in 2006 together with a decrease in the recognition of mortgage servicing rights of $1.8 million on mortgage loans sold to third parties. Broker-dealer, asset management and insurance fees reflected an increase of $2.5 million due primarily to the effect of the Island Finance operation on the insurance operations for the period. Insurance fees reflected an increase of $3.6 million while broker-dealer and asset management reflected a decrease of $1.1 million for the nine months ended September 30, 2006 compared to the same period in 2005. Bank service charges, fees and other increased $1.2 million, or 11.7% and $4.0 million, or 12.7% for the quarter and nine month periods ended September 30, 2006. These increases were primarily in fees on deposit accounts, credit card fees, mortgage fees and account analysis fees.
     For the quarter ended September 30, 2006, other income reached $31.0 million compared to $28.7 million reported for the same period in 2005. This $2.3 million or 8.1% increase in other income was mainly due to an increase in gain on derivative transactions of $1.6 million and a favorable change in the valuation on mortgage loans available for sale of $1.2 million for the third quarter of 2006 compared to the same period in 2005.
     Broker-dealer, asset management and insurance fees reported increases of $2.5 million and decreases of $0.6 million for the nine-month period and the quarter ended September 30, 2006 compared to the figures reported in 2005. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 51.8% to the Corporation’s other income for the nine months ended September 30, 2006 and 40.4% for the same period in 2005 and 43.9% for the quarter ended September 30, 2006 and 49.6% for the same period in 2005. The decrease of $1.1 million in broker-dealer commissions is due in part to the decrease in underwriting activity and a decrease in fixed income activity during the nine-month period ended September 30, 2006 compared to the same period in 2005.
     Insurance commissions grew $3.6 million, or 69.9%, during the nine months ended in September 30, 2006 to $8.7 million from $5.1 million for the same period in 2005. For the third quarter ended September 30, 2006, insurance commissions increased $1.4 million to $3.3 million compared with $2.0 million for the same period in 2005. This change was due to the increase in the volume of business generated by the Island Finance operation as well as an increase in the open market business. Commissions earned through Island Finance operations were $3.5 million and $1.7 million for seven-month (since acquisition) and three-month periods ended September 30, 2006, respectively.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Nine months ended		Three months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
	(In thousands)
Salaries	$51,971	$41,384	$17,645	$14,410
Personnel reduction costs*	8,901	570	7,014	139
Pension and other benefits	39,585	39,755	13,936	12,562
Expenses deferred as loan origination costs	(9,027)	(9,421)	(3,279)	(3,113)

Total personnel costs	91,430	72,288	35,316	23,998

Occupancy costs	16,713	12,581	5,979	4,193

Equipment expenses	3,607	2,703	1,274	903

EDP servicing expense, amortization and technical services	28,694	23,727	10,834	8,338

Communications	7,767	6,200	2,782	2,004

Business promotion	8,540	8,239	2,797	3,198

Other taxes	8,055	6,293	2,976	2,105

Other operating expenses:
Professional fees	9,899	7,754	3,477	2,554
Amortization of intangibles	2,928	1,066	1,077	386
Printing and supplies	1,435	1,380	444	526
Credit card expenses	7,744	6,412	2,695	2,249
Insurance	1,746	1,812	607	649
Examinations & FDIC assessment	1,451	1,344	478	456
Transportation and travel	2,007	1,637	649	601
Repossessed assets provision and expenses	953	1,465	371	346
Collections and related legal costs	1,199	1,202	325	235
All other	10,335	9,846	3,525	3,162

Other operating expenses	39,697	33,918	13,648	11,164

Non personnel expenses	113,073	93,661	40,290	31,905

Total Operating expenses	$204,503	$165,949	$75,606	$55,903

*	Excluding related social security and medical plan expenses
          The Corporation reported an efficiency ratio on a tax-equivalent basis of 67.16% for the nine-month period ended September 30, 2006 compared to 62.96% for the same period in 2005. The increase of 420 basis points in the 2006 ratio was mainly the result of higher operating expenses reported during the nine months ended September 30, 2006 resulting from the operations of the Island Finance business and expenses related to a personnel reduction program. Payments pursuant to the personnel reduction program reached $9.6 million for the nine months ended September 30, 2006. Excluding these personnel reduction expenses, the Efficiency Ratio on a tax-equivalent basis for the nine month period ended September 30, 2006 reached 64.02%, a 105 basis point increase compared to the same period in 2005.
          For the nine months ended September 30, 2006, operating expenses increased $38.6 million or 23.2% from $165.9 million for the nine months ended September 30, 2005 to $204.5 million for the same period in 2006. This increase was due to operating expenses of Island Finance of $31.8 million and expenses related to a personnel reduction program of $9.6 million in 2006. For the nine months ended September 30, 2006 there were increases in salaries and employee benefits of $19.1 million together with an increase in other operating expenses of $19.4 million. Island Finance salaries and employee benefits were $15.1 million for the seven months (since acquisition) ended September 30, 2006 and other operating expenses were $16.7 million. An increase in salaries due to payments made pursuant to the personnel reduction program of $9.6 million was offset by decreases in performance compensation of $3.5 million and $1.2 million in temporary personnel. During the second quarter of 2006, the Corporation announced an early retirement program available to all employees 55 years of age and older with at least 15 years of services. The participation rate was higher than expected. Operating expenses (exclusive of Island Finance operating expenses and expenses related to the personnel reduction program) reflected a decrease of $2.8 million or 1.7% for the nine months ended September 30 2006 compared to September 30, 2005.
          Non-personnel expenses increased $19.4 million or 20.7% to $113.1 million for the nine months ended September 30, 2006 compared to the same period in 2005. Island Finance reported non-personnel expenses of $16.7 million accounting for the most significant increase in this item.
          The Corporation’s efficiency ratio on a tax equivalent basis for the third quarter ended September 30, 2006 and September 30, 2005, was 70.25% and 65.82%, respectively. The increase of 443 basis points in the 2006 ratio was the result of higher operating expenses incurred during the third quarter of 2006, principally, from the operations of the Island Finance business and expenses related personnel reductions program. Payments pursuant to the personnel reduction program reached $7.8 million for the quarter ended September 30, 2006. Excluding these personnel reduction expenses, the Efficiency Ratio, on a tax-equivalent basis, for the three-month period ended September 30, 2006 was 62.97%, a 285 basis point improvement for the quarter ended September 30, 2006 compared to the same periods in 2005.
          Operating expenses increased $19.7 million or 35.2% from $55.9 million for the quarter ended September 30, 2005 to $75.6 million for the quarter ended September 30, 2006. This increase was due primarily to the Island Finance operation which reflected operating expenses of $13.0 million and expenses related to a personnel reduction of $7.8 million for the quarter ended September 30, 2006. During the third quarter of 2006 there were increases in salaries and employee benefits of $11.3 million together with an increase in other operating expenses of $8.4 million. Island Finance salaries and employee benefits for the quarter ended September 30, 2006 were $6.1 million and other operating expenses were $6.9 million. An increase in salaries due to payments related to the personnel reduction program of $7.8 million was offset by decreases in performance compensation of $0.7 million.
          Operating expenses (exclusive of Island Finance operating expenses and expenses related to the personnel reduction program) for the third quarter of 2006 compared to the same period in 2005, reflected a decrease of $1.2 million or 2.1% comprised of a decrease in personnel expenses of $2.7 million and an increase in non-personnel expenses of $1.5 million. The reduction in personnel expenses was due to a decrease of $1.6 million in commissions, $0.7 million in performance bonuses and $0.6 million in temporary personnel, for the third quarter of 2006 compared to the third quarter of 2005. The $1.5 million increase in non-personnel expenses (excluding Island Finance expenses) was primarily due to increases in EDP servicing, amortization and technical services of $1.0 million, credit card expenses of $0.3 million and occupancy costs of $0.3 million.
Provision for Income Tax
          The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items. Additionally, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December, 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5%. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January

1, 2006 as a result of the Puerto Rico Government’s budget deficit. This surtax increases the maximum marginal corporate income tax rate to 43.5%
          The provision for income tax amounted to $16.9 million, or 33.8% of pretax earnings, for the nine-month period ended September 30, 2006 compared to $21.9 million, or 25.8% of pretax earnings, for the same period in 2005. The increase in the effective tax rate was due to lower exempt income in 2006, favorable tax rates on capital gains transactions in 2005 and the special income tax of 2% imposed by the Government of Puerto Rico for taxable year 2006.
Financial Position — September 30, 2006
Assets
          The Corporation’s assets amounted $9.2 billion as of September 30, 2006, reflecting increases of $0.9 billion or 11.0% when compared to total assets of $8.3 billion at December 31, 2005 and $0.5 billion or 5.5% when compared to total assets of $8.7 billion at September 30, 2005. As of September 30, 2006 there was an increase of $640.5 million and $457.3 million in net loans (including net loans held for sale), compared to December 31, 2005 and September 30, 2005 balances, respectively. There were also increases of $109.9 million, $37.8 million and $41.2 million in goodwill, intangible assets and other assets, respectively, as of September 30, 2006 compared to December 31, 2005. The increases in goodwill and intangible assets were due to the acquisition of the Island Finance business during the first quarter of 2006. The increase in other assets was due to increases in prepaid expenses, derivative assets and accounts receivables. The investment securities portfolio decreased $193.9 million, from $1.8 billion as of September 30, 2005 to $1.6 billion as of September 30, 2006.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	September 30,	December 31,	Increase
	2006	2005	(Decrease)
	(In thousands)
Commercial and industrial	$2,421,725	$2,968,185	$(546,460)
Construction	353,404	213,705	139,699
Mortgage	2,554,720	2,147,479	407,241
Consumer	581,515	567,195	14,320
Consumer Finance	638,246	—	638,246
Leasing	139,893	125,168	14,725

Gross Loans	6,689,503	6,021,732	667,771
Allowance for loan losses	(94,157)	(66,842)	(27,315)

Net Loans	$6,595,346	$5,954,890	$640,456

          The net loan portfolio, including loans held for sale, reflected an increase of 7.5% or $457.3 million, reaching $6.6 billion at September 30, 2006, compared to the figures reported as of September 30, 2005. Compared to December 31, 2005, the net loan portfolio grew by $640.5 million or 10.8% from $6.0 billion. The mortgage loan portfolio at September 30, 2006 grew $534.3 million or 26.5% compared to September 30, 2005 and $407.2 million or 19.0% compared to December 31, 2005. Mortgage loans originated during the nine months ended September 30, 2006 reached $667.2 million or 19.8% more than the same period of the prior year. The consumer loan portfolio also reflected growth of $678.6 million or 125.4%, as of September 30, 2006, compared to September 30, 2005 due primarily to the acquisition of Island Finance. Compared to December 31, 2005 the consumer loan portfolio reflected an increase of $652.6 million or 115.1%. The commercial loan portfolio decreased $727.6 million or 20.0% compared to September 30, 2005 and $392.0 million or 11.9% compared to December 31, 2005, as a result of the settlement of commercial loans secured by mortgages with Doral and R&G during the second quarter of 2006 and the fourth quarter of 2005, respectively.

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
          An unallocated allowance is maintained to absorb changes and unexpected losses that may result from certain significant external factors, such as (a) the Corporation’s moderate concentration in certain industries; (b) the slow growth of the Puerto Rico economy; (c) the broad negative effect on the Puerto Rico economy of the increased price of oil and oil-related products; (d) interest rates forecasts; and (e) the potential negative collateral economic effect of the war in Iraq or additional terrorist attacks, both which add material risk to the economy and curtail economic recovery. This allowance is based primarily on historical experience, current trends in factors such as bankruptcies and loss trends among others.
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
ALLOWANCE FOR LOAN LOSSES

	For the nine month periods ended		For the quarters ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$66,842	$69,177	$87,695	$65,623
Allowance acquired (Island Finance)	17,830	—	—	—
Provision for loan losses	43,913	15,400	20,400	4,650

	128,585	84,577	108,095	70,273

Losses charged to the allowance:
Commercial and industrial	8,539	6,777	1,316	1,383
Construction	—	1,438	—	—
Consumer	11,413	13,661	4,051	3,589
Consumer Finance*	17,171	—	9,552	—
Leasing	1,592	706	606	140

	38,715	22,582	15,525	5,112

Recoveries:
Commercial and industrial	1,725	1,315	505	366
Consumer	1,284	2,290	318	270
Consumer Finance	723	—	653	—
Leasing	555	451	111	254

	4,287	4,056	1,587	890

Net loans charged-off	34,428	18,526	13,938	4,222

Balance at end of period	$94,157	$66,051	$94,157	$66,051

Ratios:
Allowance for loan losses to period-end loans	1.41%	1.06%	1.41%	1.06%
Recoveries to charge-offs	11.07%	17.96%	10.22%	17.41%
Annualized net charge-offs to average loans	0.71%	0.42%	0.84%	0.27%

*	Net of charge-offs transferred to discounts of $18,376 and $6,770 for the nine months and three months ended September 30, 2006, respectively.
          The allowance for loan losses increased $28.1 million and $27.3 million compared with allowance balances of $66.1 million as of September 30, 2005 and $66.8 million as of December 31, 2005, respectively. The most significant change in the allowance for loan losses was the addition of $17.8 million of the Santander Financial allowance as a result of the acquisition of the net assets of Island Finance, together with an increase in the provision for loan losses of the Island Finance operation of $27.5 million and $14.4 million for the nine months and the quarter ended September 30, 2006, respectively.
          The Corporation’s allowance for loan losses was $94.2 million or 1.41% of period-end loans at September 30, 2006, a 35 basis point increase over 1.06% reported as of September 30, 2005. The increase in this ratio was partially due to an increment in non-performing loans during the period. Non-performing loans increased 52.9% reaching $108.8 million as of September 30, 2006, from $71.2 million as of September 30, 2005, and $73.7 million as of December 31, 2005. The Island Finance portfolio reflected non-performing loans of $27.0 million as of September 30, 2006.
          The ratio of allowance for loan losses to non-performing loans decreased to 86.53% at September 30, 2006, from 92.82% at September 30, 2005. At December 31, 2005, this ratio was 90.72%. This decrease was the result of the increase in non-performing loans related primarily to the Island Finance portfolio. Excluding non-performing mortgage loans (for which the Corporation had historically a minimal loss experience), this ratio was 207.2% compared to 243.9% as of September 30, 2005 and 235.5% as of December 31, 2005.
          At September 30, 2006, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $57.0 million and $4.5 million, respectively. At December 31, 2005 impaired loans with related allowance amounted to $48.8 million and $2.2 million.
          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
          As of September 30, 2006, the Corporation’s total non-performing loans (excluding other real estate owned) reached $108.8 million or 1.63% of total loans from $73.7 million or 1.22% of total loans as of December 31, 2005 and from $71.2 million or 1.15% of the total loans as of September 30, 2005. Non-performing loans at September 30, 2006 includes Island Finance non-performing loans of $27.0 million and $81.8 million of non-performing loans of the Bank. The Corporation’s non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $10.6 million or 14.9% compared to non-performing loans as of September 30, 2005. Non-performing loans of the Corporation as of September 30, 2006, excluding Island Finance non-performing loans, reflected an increase of $8.1 million or 11.0% compared to non-performing loans as of December 31, 2005. The increase in non-performing loans (excluding Island Finance non-performing loans) is principally due to residential mortgages which increased $12.1 million and $6.8 million, respectively, when compared to September 30, 2005 and December 31, 2005.
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
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio.

Non-performing Assets and Past Due Loans

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and Industrial	$14,295	$14,326
Construction	3,966	3,414
Mortgage*	63,377	45,292
Consumer	6,131	4,747
Consumer Finance	15,905	—
Leasing	2,352	3,340
Restructured Loans	2,792	2,560

Total non-performing loans	108,818	73,679
Repossessed Assets	3,988	2,706

Total non-performing assets	$112,806	$76,385

Accruing loans past-due 90 days or more	$18,569	$2,999

Non-Performing loans to total loans	1.63%	1.22%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.90%	1.27%
Non-Performing assets to total assets	1.23%	0.92%
*   Including $11,147 of Consumer Finance non-performing mortgage loans as of September 30, 2006
Liabilities
          As of September 30, 2006, total liabilities reached $8.6 billion, an increase of $898.7 million or 11.7% compared to the December 31, 2005 balances. This increase in total liabilities was principally due to increases in federal funds sold and other borrowings of $671.2 million or 87.3%, capital notes of $123.6 million or 102.1%.and commercial paper of $34.9 million or 10.4%. There was also an increase in total deposits of $107.0 million or 2.1%. These increases were partially offset by a decrease in securities sold under agreement to repurchases of $95.1 million or 10.0%.
          Total deposits of $5.3 billion at September 30, 2006 reflected a decrease of 6.4%, compared to deposits of $5.7 billion as of September 30, 2005 and a 2.1% increase, compared to deposits of $5.2 billion as of December 31, 2005, respectively. Total borrowings at September 30, 2006 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) increased $765.2 million or 35.1% and $735.5 million or 33.3%, compared to borrowings at September 30, 2005 and December 31, 2005, respectively. The increase in borrowings was due to debt of $725 million incurred pursuant to the acquisition of Island Finance, the refinancing of other existing debt of the Corporation and the private placement of $125 million Trust Preferred Securities classified as borrowings in the consolidated financial statements.
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
          Stockholders’ equity was $576.0 million, or 6.3% of total assets at September 30, 2006, compared to $568.5 million or 6.9% of total assets at December 31, 2005. The increase in stockholders’ equity was mainly due to net income for the period and was partially offset by unrealized losses on investment securities available for sale and dividends declared.
          The Corporation declared cash dividends of $0.48 per common share during the nine month-period ended September 30, 2006 and expects to continue to pay quarterly dividends. This has resulted in an annualized dividend yield of 3.40%.
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
          During the nine months ended September 30, 2006 and 2005, the Corporation did not repurchase any shares of common stock. As of September 30, 2006, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          As of September 30, 2006, the Corporation’s common stock price per share was $18.89, resulting in a market capitalization of $0.9 billion, including affiliated holdings.
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
          As of September 30, 2006, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2006 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2006 were 8.14% and 11.19%, respectively, and the leverage ratio was 5.96%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 8 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of September 30, 2006 and December 31, 2005.
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
     Hedging Activities:
          The following table summarizes the derivative contracts designated as hedges as of September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$650,000	$(1,459)	$—	$(890)
Foreign Currency Swaps	—	—	—	36
Fair Value Hedges
Interest Rate Swaps	1,274,740	(25,837)	238	—

Totals	$1,924,740	$(27,296)	$238	$(854)

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$—	$—	$—	$1,369
Foreign Currency Swaps	117,725	2,182	—	(36)
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

*	The notional amount represents the gross sum of long and short.

**	Net of tax.
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
          As of September 30, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $854,000. As of December 31, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $1.3 million.
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

          The fair value hedges have maturities through the year 2032 as of September 30, 2006 and December 31, 2005. The weighted-average rate paid and received on these contracts is 5.43% and 4.79%, and 4.34% and 4.33%, as of September 30, 2006 and December 31, 2005, respectively.
          The $1.3 billion and $1.4 billion fair value hedges as September 30, 2006 and December 31, 2005, respectively, are associated to the swapping of fixed rate debt. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is recorded as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,358,688	$(211)	$(834)
Interest Rate Caps	79,226	4	3
Other	1,067	10	30
Equity Derivatives	299,320	—	—

Totals	$3,738,301	$(197)	$(801)

	December 31, 2005
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

*	The notional amount represents the gross sum of long and short.

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
          The Corporation’s one-year cumulative GAP position at September 30, 2006, was negative $2.6 billion or -29.67% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest-earning assets and interest-bearing liabilities at September 30, 2006 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30, 2006

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$295,019	$953	$326,642	$757,067	$90,784	$—	$102,752	$1,573,217
Deposits in Other Banks	306,459	—	—	—	—	—	140,104	446,563
Loan Portfolio
Commercial	1,315,249	228,563	329,881	360,221	226,932	51,197	49,575	2,561,618
Construction	332,001	3,399	4,206	5,654	6,345	—	1,799	353,404
Consumer	281,755	254,182	534,961	130,042	27,471	4	(8,654)	1,219,761
Mortgage	68,212	229,607	607,373	533,690	913,135	194,665	8,038	2,554,720
Fixed and Other Assets	—	—	—	—	—	—	468,842	468,842

Total Assets	$2,598,695	$716,704	$1,803,063	$1,786,674	$1,264,667	$245,866	$762,456	$9,178,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$369,191	$100,000	$—	$—	$—	$—	$—	$469,191
Repurchase Agreements	502,670	—	50,006	200,000	—	—	—	752,676
Federal FundsPurchased and Other Borrowings	1,440,000	—	—	—	—	—	—	1,440,000
Deposits
Certificates of Deposit	927,731	810,806	728,977	338,543	46,050	113	(27,857)	2,824,363
Demand Deposits and Savings Accounts	186,234	162,142	25,239	279,348	—	—	—	652,963
Transactional Accounts	373,623	234,440	506,016	740,047	—	—	226	1,854,352
Term and Subordinated Debt	—	—	—	31,640	253,775	—	463	285,878
Other Liabilities and Capital	—	—	—	—	—	—	898,702	898,702

Total Liabilities and Capital	$3,799,449	$1,307,388	$1,310,238	$1,589,578	$299,825	$113	$871,534	$9,178,125

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,414,592	$931,092	$1,411,287	$297,641	$228,816	$—	$—	$5,283,428
Interest Rate Swaps (Liabilities)	3,334,084	804,371	1,070,878	14,480	59,615	—	—	5,283,428
Caps	39,614	23,093	14,576	880	1,063	—	—	79,226
Caps Final Maturity	39,614	23,093	14,576	880	1,063	—	—	79,226

GAP	$(2,120,246)	$(463,963)	$833,234	$480,257	$1,134,043	$245,753	$(109,078)	$—

Cumulative GAP	$(2,120,246)	$(2,584,209)	$(1,750,975)	$(1,270,718)	$(136,675)	$109,078	$—	$—

Cumulative interest rate gap to earning assets	-24.34%	-29.67%	-20.10%	-14.59%	-1.57%	1.25%
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
          NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest-bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $30 million of maximum NIM loss for a 1% parallel shock and $135 million maximum MVE loss for a 1% parallel shock.
          As of September 30, 2006, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $22.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $30.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $101.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $135.0 million limit.
          As of September 30, 2006 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2006, the Corporation had $3.0 billion in unsecured lines of credit ($2.7 billion available) and $7.0 billion in collateralized lines of credit with banks and financial entities ($5.5 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
          In June 2006, the Corporation implemented a personnel reduction program, including an early retirement plan, available to all employees 55 years of age and older with at least 15 years of service. Expense related to the personnel reduction program reached $7.8 million and $9.6 million for the quarter and nine months ended September 30, 2006.
          On July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. The insurance company has not begun operations.
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2006, the Corporation had a liquidity ratio of 10.88%. At September 30, 2006, the Corporation had total available liquid assets of $1.2 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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
          On December 8, 2005, the Corporation received a subpoena from the SEC for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has submitted documents and information to the SEC in response to the subpoena and other mortgage loan portfolio transactions. The Corporation is cooperating fully with the SEC in connection with these inquiries.
          Other than this matter, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.
ITEM 1A. RISK FACTORS
          There have been no material changes as of September 30, 2006 in the risk factors as previously disclosed under Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth in Item 1A in the Company’s Form 10Q for the quarterly period ended September 30, 2006.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5 — OTHER INFORMATION
          None

ITEM 6 — EXHIBITS

A. Exhibit No.	Exhibit Description	Reference

(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander Bancorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.610Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture,dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmington Trust Company, the Administrative Trustees named therein and The holders from time to time, of the undivided beneficial ownership interests in The assets of the Trust.	Exhibit 4.8 10Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006, between Santander BanCorp And Banco Popular de Puerto Rico	Exhibit 4.9 10Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC and Banco Santander Puerto Rico	Exhibit 10A10K-12/31/02

(10.2)	Employment Contract – José Ramón González	Exhibit 10.1 10Q-03/31/05

(10.3)	Employment Contract – Carlos M. García	Exhibit 10.2 10Q-03/31/05

(10.4)	Information Processing Services Agreement between America Latina Tecnologia de Mexico SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico, Inc. and Santander Investment International Bank, Inc.	Exhibit 10A10Q-06/30/03

(10.5)	Employment Contract – Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.6)	Employment Contract – Bartolomé Vélez	Exhibit 10.4 10Q-03/31/05

(10.7)	Employment Contract – Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.8)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.9)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.1310KA-12/31/04

(10.10)	Employment Contract-Anthony Boon	Exhibit 10.1410Q-03/31/04

(10.11)	Deferred Compensation Contract – Anthony Boon	Exhibit 10.1510Q-03/31/04

(10.12)	2005 Employee Stock Option Plan	Exhibit B Def14A-03/26/05

Exhibit No.	Exhibit Description	Reference

(10.13)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purchase And sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Finance Corporation dated as of January 22, 2006	Exhibit 10.1 8K-01/25/06

(10.14)	Novation Agreement among Santander BanCorp, Santusa Holdings S.L. and Lloyds TBS Bank plc.	Exhibit 10.1 8K-06/19/06

(10.15)	Amended and Restated USD 725,000,000 Loan Facility between Santander Bancorp and Lloyds TBS Bank plc. and Lloyds TBS Bank pcl.	Exhibit 10.1 8K-06/19/06

(10.16)	Employment Contract-Tomás Torres	Exhibit 10.16

(10.17)	Employment Contract-Eric Delgado	Exhibit 10.17

(14)	Code of Ethics	Exhibit 14 10KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 28, 2005 Annual Meeting of Stockholders	Def14A-05/12/06

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: November 7, 2006	By: /s/ José Ramón González
President and Chief Executive Officer

Dated: November 7, 2006	By: /s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: November 7, 2006	By: /s/ María Calero
Executive Vice President and
Chief Accounting Officer