Form 10-K
period 2006-12-31
SANTANDER BANCORP
filed 2007-03-30
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2006

Commission File: 001-15849
SANTANDER BANCORP
(Exact name of Corporation as specified in its charter)
Incorporated in the Commonwealth of Puerto Rico
I.R.S. Employer Identification No. 66-0573723
207 Ponce de León Avenue
Hato Rey, Puerto Rico 00917
Telephone Number: (787) 777-4100
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Name of each exchange on
Title of each class	which registered

Common Stock, $2.50 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act). Yes ☐   No ☑.
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑.
As of June 30, 2006 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $108,000,209 based upon the reported closing price of $24.62 on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders of the Corporation to be held on or about May 24, 2007, are incorporated herein by reference to Item 10 through 14 of Part III.

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
In Latin America, the Santander Group is the leading banking franchise. In this region, the Group maintains a leading position where it manages over $250 billion in business volumes (loans, deposits and off-balance sheet items under management) has 4,370 offices in nine countries. In 2006, Santander reported US$1,409 million in net attributable income in Latin America, 29% higher than the prior year.
The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico, Santander Securities Corporation, Santander Insurance Agency, Inc., Santander Mortgage Corporation, Santander International Bank of Puerto Rico, Inc., Santander Asset Management Corporation, Santander Financial Services, Island Insurance Corporation and Santander PR Capital Trust I. As of December 31, 2006, the Corporation had, on a consolidated basis, total assets of $9.2 billion, total net loans of $6.8 billion, total deposits of $5.3 billion and stockholder’s equity of $579.2 million. The Corporation also had $14.2 billion of customer financial assets under management.
Banco Santander Puerto Rico
The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 61 branches and 144 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2006, the Bank had total assets of approximately $8.2 billion, total deposits of $5.4 billion and stockholders’ equity of $592.5 million.
The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Commissioner”). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation (“Santander Mortgage”), which has 38 offices in Puerto Rico. The Bank also provides specialized products and services to foreign customers through its wholly owned subsidiary, Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”), an international banking entity organized under the International Banking Center Regulatory Act of Puerto Rico (“IBC Act”).
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
Santander International Bank
Santander International Bank is a wholly owned subsidiary of Banco Santander Puerto Rico, organized during 2001 to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). Santander International Bank was created for the purpose of providing specialized products and services to foreign customers.
Santander Securities
Santander Securities is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $9.0 billion in assets under management, composed of over $5.6 billion in customer assets at the retail broker-dealer and $3.4 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management. Santander Securities has three offices islandwide and an office in Miami, Fl.
Santander Asset Management Corporation
Santander Asset Management is a wholly owned subsidiary of Santander Securities created for the purpose of managing assets for Puerto Rico investment companies (mutual funds) and institutional accounts. The funds managed by Santander Asset Management invest primarily in fixed-income securities, including Puerto Rico and U.S. Government securities, mortgage- and asset-backed securities and municipal obligations. Santander Asset Management also services its institutional accounts, which consist primarily of university endowments, insurance companies, governmental agencies, pension funds and individual investors.
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
Santander Financial Services
During the first quarter of 2006, the Corporation closed the acquisition of Island Finance, the second largest consumer finance company in Puerto Rico (as reported with the Office of the Commissioner of Financial Institutions). This acquisition further diversifies Santander in Puerto Rico and bolsters net interest margin. Island Finance is a well established consumer finance business in Puerto Rico. The company has operated in Puerto Rico over 40 years, it is one of the most recognized brand names in consumer finance and commands a 34% market share as of September 30, 2006 (as reported with the Office of the Commissioner of Financial Institutions). This acquisition boosted Santander’s business footprint by adding 70 retail branches and close to 200,000 clients. Santander Financial Services, Inc. through, Island Finance, provides consumer loans and real estate-secured loans to customers, as well as sales finance contracts through retail merchants.
Island Insurance Corporation
In July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. This corporation is currently inactive.

Santander PR Capital Trust I
A statutory trust organized under the Statutory Trust Act of the state of Delaware. It was formed for the purpose of issuing trust redeemable preferred securities issued pursuant to the acquisition of Island Finance in 2006.
Operations
The Corporation operates a client-oriented, full-service bank, offering products and services in the areas of commercial, mortgage and consumer banking. Insurance, securities and asset management services are also offered through the Corporation’s various subsidiaries. The Corporation organizes its operations in five reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Wealth Management.
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
Retail Banking. The Retail Banking unit serves individual clients and small-and medium-sized businesses providing them with a full range of financial products and services through branches across Puerto Rico. Each branch represents an important vehicle for distributing the retail banking solutions. Branch personnel promote cross selling of financial products and coordinate service delivery.
Wholesale Banking. The Wholesale Banking unit serves major corporate and institutional clients including the public sector, not-for-profit organizations and specialized industries such as universities, healthcare and financial institutions. This unit also houses certain specialized services such as construction lending, international commerce and cash management. Wholesale banking also calls into play the substantial resources of our worldwide operations, when such involvement is deemed appropriate or necessary to achieve the client’s financial objectives. Wholesale banking clients are offered a full array of commercial banking products and services, including cash management, bank card products, letters of credit and a variety of other foreign trade-related services. This unit works closely with retail banking branch personnel when its specialized services are required.
Mortgage Banking. Santander Mortgage, the third largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico originates, sells, and services a variety of residential mortgage loans. Santander Mortgage sells mortgages to the Bank for its mortgage portfolio and to various other financial institutions through securitizations of conforming loans. Total mortgage loan originations amounted to $911.6 million in 2006, and the mortgage loan portfolio grew by 23.6%, reaching $2.7 billion by year-end.
Consumer Finance. The Island Finance operation provides consumer loans and real estate-secured loans in Puerto Rico through its 70 stores in Puerto Rico, as well as sales finance contracts through retail merchants. Island Finance provides mostly sub-prime lending thus entering a market segment not previously covered by the Corporation.
Treasury and Investments. The Corporation’s Treasury Department handles its investment portfolio and liquidity position. It also focuses on offering another level of financial service to our clients in the form of derivative instruments that can protect the owner of small- and medium-sized business from the impact of interest rate fluctuations.
Wealth Management. The Corporation’s Wealth Mangement segment includes the operations of its subsidiary Santander Securities. Santander Securities offers a complete range of products and services as part of an overall wealth management program that includes asset management and other trust services. The combination of Santander Asset Management products and Santander Securities’ distribution capabilities has allowed the Group to provide a diverse range of high quality investment alternatives in the Puerto Rico market.

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

REGULATION AND SUPERVISION
Holding Company Operations — Federal Regulation
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
At present, the principal source of funds for the Corporation is dividends declared and paid by the Bank. The ability of the Bank to declare and pay dividends on its common stock is restricted by the Puerto Rico Banking Law (the “Banking Law”), the Federal Deposit Insurance Act and FDIC regulations. In general terms, the Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is an insufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Law provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends.
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
The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank. As of December 31, 2006 the Bank had $50.7 million in FHLB’s capital stock.
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
The Federal Reserve adopted Regulation W, effective April 1, 2003, that deals with the provisions of Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretations and provisions (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
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
In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve determines should be deducted from Tier I capital. The Federal Reserve has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2006, the Corporation exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve regulations.
Sarbanes-Oxley
The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to address corporate and accounting fraud. SOA contains reforms of various business practices and numerous aspects of corporate governance. Management understands that substantially all of these requirements have been implemented pursuant to regulations issued by the Securities and Exchange Commission (the “SEC”). The following is a summary of certain key provisions of SOA.
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
The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank’s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2006, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.
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
At December 31, 2006, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.
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
FDIC Deposit Insurance Assessments
Banco Santander Puerto Rico is subject to FDIC deposit insurance assessments. On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed by the President. The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund, (“DIF”), increases the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit to recognize institutions’ past contributions to the fund.
The deposits of Banco Santander Puerto Rico are insured up to the applicable limits by the DIF of the FDIC and are subject to the deposit insurance assessments to maintain the DIF. For 2006 the FDIC utilized a risk based assessment system that imposed insurance premiums based upon a matrix that took into account a bank’s capital level and supervisory rating. Premiums under that assessment system ranged from 0 cents for each $100 of domestic deposits for well-capitalized and well managed banks to 27 cents for each $100 of domestic deposits for the weakest institution. Banco Santander Puerto Rico was not required to pay insurance premium to the FDIC during 2006.
Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007, the FDIC imposes insurance premium based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risk they pose. The new FDIC risk-based assessment system imposes premium based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets- capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets- capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets- capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cent per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of our bank subsidiaries of 5 to 7 basis points per $100 of deposit. Our bank subsidiary has available FDIC credits to offset future assessments. Significant increases in the insurance assessments of Banco Santander Puerto Rico will increase our costs once the credits are fully utilized.

On December 28, 2006, Banco Santander Puerto Rico reached an agreement to transfer two million dollars ($2,000,000.00) in FDIC Assessment Credits to an unrelated financial institution for the purchase price of one million eight hundred fifty five thousand dollars ($1,855,000.00). Banco Santander Puerto Rico complied with Final Rule of the Reform Act and submitted the executed Transfer Form to the FDIC’s Division of Finance. As of December 31, 2006, Banco Santander Puerto Rico still has available $5.2 million in FDIC credits to offset future assessments. Significant increases in the insurance assessments of Banco Santander Puerto Rico will increase our costs once the credit is fully utilized.
Banco Santander Puerto Rico is also subject to separate assessments to repay bonds (“FICO bonds”). The assessment for the payment on the FICO bonds for the quarter beginning on January 1, 2007 is 1.22 cents per $100 of DIF- assessable deposits.
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
Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; and

(iii) any other components that the Commissioner may determine from time to time. As of December 31, 2006, the legal lending limit for the Bank under this provision was approximately $54.9 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.
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
Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2006, the Bank had an adequate reserve fund established.
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
Mortgage Banking Operations
Santander Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections, appraisals and required credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Santander Mortgage are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. Santander Mortgage’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Santander Mortgage is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law (the “Mortgage Banking Law”), and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products. Although Santander Mortgage believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting Santander Mortgage’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Santander Mortgage.
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

Insurance Operations
Santander Insurance Agency is registered as a corporate agent and general agency with the office of the Commissioner of Insurance of Puerto Rico (the “Insurance Commissioner”). Santander Insurance Agency is subject to regulation and supervision by the Commissioner relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.
Island Insurance Corporation is registered as an insurance company with the office of the Commissioner of Insurance of Puerto Rico (the “Insurance Commissioner”). Island Insurance Corporation is subject to regulation and supervision by the Insurance Commissioner. As of December 31, 2006, this corporation is inactive .
Availability at our website
We make available free of charge, through our investor relations section at our internet website, www.santandernet.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
The Corporation is subject to risk in several areas. Discussed below, and elsewhere in this report, are the various risk factors that could cause the Corporation’s financial condition and results of operations to vary significantly from period to period. Please refer to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks. Also refer to the MD&A section, Quantitative and Qualitative Disclosures about Market Risk, and the Financial Statements and Supplementary Data sections in this report for additional information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2006 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on the Corporation’s financial condition and results of operations.
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

Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce the Corporation’s net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. However, since the Corporation’s liabilities tend to be shorter in duration than its assets, they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, the Corporation’s funding costs may rise faster than the yield earned on its assets causing net interest margin to contract until the yield catches up.
The Corporation assesses its interest rate risk by estimating the effect on earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. Some interest rate risk is hedged with derivatives. However, not all interest rate risk is hedged. There is always the risk that changes in interest rates could reduce net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than what the Corporation expected. For example, if interest rates rise or fall faster than the Corporation assumed, or the slope of the yield curve changes, the Corporation may incur significant losses on debt securities held as investments. To reduce interest rate risk, the Corporation may rebalance its investment and loan portfolios, refinance its debt and take other strategic actions. Certain losses or expenses may be incurred when such strategic actions are taken. Refer to the “Risk Management — Asset Liability Management” section of the MD&A.
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
Changes in accounting standards. The Corporation’s accounting policies are fundamental to understanding its financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of the Corporation’s critical accounting policies, refer to “Critical Accounting Policies” in the MD&A.
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

Governmental fiscal and monetary policy. The Corporation’s earnings are affected by domestic and international monetary policy. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. These policies, to a large extent, determine the Corporation’s cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect net interest margin. These policies can also affect the value of financial instruments, such as debt securities and mortgage servicing rights as well as affecting borrowers by potentially increasing the risk that they may fail to repay their loans.
The Corporations earnings are also affected by the fiscal policies that are adopted by various governmental authorities of Puerto Rico and the United States. Changes in tax laws can have a potentially adverse impact on the Corporation’s earnings.
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
Reputational risk. The Corporation is subject to reputational risk, or the risk to earnings and capital from negative public opinion. The Corporation’s ability to attract and retain customers and employees could be adversely affected to the extent its reputation is damaged. The Corporation’s failure to address, or to appear to fail to address various issues that could give rise to reputational risk could cause harm to the Corporation and its business prospects and could lead to litigation and regulatory action. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money laundering ; privacy; properly maintaining customer and associated personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in its products.
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
The SEC and other government agencies are currently conducting investigations of mortgage loan transfers and related transactions among several Puerto Rico banking institutions. The Corporation is unable to predict whether or to what extent such investigations will have adverse effects on the Corporation.
Fiscal Reform and the Current Economic Condition of the Commonwealth of Puerto Rico. A budgetary crisis during 2006 resulting in a temporary shutdown of certain government agencies, significant tax and fiscal reform have been key factors in the current economic condition in Puerto Rico.
The current economic uncertainty that exists in Puerto Rico, tax and fiscal reform, coupled with increases in the price of petroleum and other consumer goods are aggravating the concerns over the economic situation of the Island. The partial shutdown of the government, the increase in petroleum prices, along with rising interest rates and uncertainties relating to tax reform may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.
The Puerto Rico economy slowed down significantly and entered into a moderate recession in 2006. Economic data available for 2006 reveals negative performance in a series of key indicators such as: the Coincident Index of Economic Activity, non-farm employment, construction investment, retail sales and new auto sales. The most recent data for the Coincident Index of Economic Activity, an overall indicator of current economic activity that is highly correlated with real gross product, shows negative performance for eight consecutive months as of November 2006. The quarterly trend of the Coincident Index shows that the local economy began to show signs of moderation in 2005 but took turn for the negative in 2Q06. The moderate recession, as showed by the Coincident Index, appears to be caused by the cumulative effect of a series of factors and was accelerated by the government temporary shutdown last May 2006. In late 2005 and early 2006, the Coincident Index reflected a slowdown as the mounting effect of high oil prices, increasing interest rates and raises in prices of several public services began restraining consumer spending. However, the Coincident Index turned negative in 2Q06 as a result of the temporary government shutdown in May 2006. The Executive and Legislative branches experienced a political impasse over the implementation of a fiscal and tax reform that led to a temporary government shutdown in May 2006. The shutdown drove the unemployment rate to 19.8% in the month of May 2006 and seriously weakened consumer and investor confidence (credit downgrades also affected investor confidence; see next section Downgrades of Commonwealth of Puerto Rico Debt Obligations).
It is apparent that economic weakness has persisted to the end of 2006, given that the resolution of the political impasse brought about the implementation of a tax reform that introduced a consumption-based tax in Puerto Rico and restrictions in government expenditures and investments. These two additional factors reinforced economic weakness. A series of key economic indicators such as non-farm employment, construction investment, government tax receipts and new auto sales registered declines in 4Q06.
The Corporation is subject to the general effects of the local recession through a series of factors: 1) weaker than expected banking activity due to a slowdown and declines in loan and deposit growth and 2) potential deterioration in credit quality as the recessionary conditions affect consumers and business and limit their capacity to meet obligations. The actual economic scenario can also impact areas of non-interest income of the Corporation.
Downgrades of Commonwealth of Puerto Rico debt obligations. The debt of the Commonwealth of Puerto Rico and of certain of its agencies and instrumentalities was downgraded by the major rating agencies in 2006.
On May 8, 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list”. In addition to the Commonwealth’s general obligation bonds, the downgrade affected several Commonwealth-guaranteed bonds, Commonwealth appropriation bonds, and government bond programs directly or indirectly linked to the general creditworthiness of the Commonwealth. All have been downgraded by one notch. The Commonwealth’s appropriation bonds, and some of the subordinated revenue bonds of the Highway and Transportation Authority, are now rated just below investment grade at Ba1. Standard and Poors’ Rating Services (S&P) maintained its rating of BBB on the Government’s general obligations that were also placed under the credit watch list. In addition, the Moody’s and S&P lowered the ratings of the Government Development Bank (GDB), Puerto Rico’s fiscal arm, due to its deteriorated liquidity position.
According to Moody’s, the downgrade reflected the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. More specifically, the downgrade was the direct result of excessive spending from the Central Government such that it had outpaced revenues and had created major unfunded public programs and public works. In addition, the Government receipts were based on a broken tax system that promoted evasion. The government deficits that emerged from the situation were met through borrowing from the Government Development Bank. Thus, the Executive and Legislative branches needed to agree on measures to control expenses, implement a tax reform and take steps to restore the liquidity of the GDB.
In July 2006, Moody’s and S&P removed the Commonwealth’s general obligations from their respective watch lists. This action came about after the Puerto Rico Executive and Legislative branches managed to approve a balanced budget for fiscal year 2007 (which runs from July 1 to June 30) and moved forward to implement a tax reform. These actions allowed bringing the GDB back to its liquidity position. Since the approval of the tax reform that introduced a consumption-based tax in Puerto

Rico, the Central Government has issued nearly $2.0 billion in bonds and has supported the issuance of bonds in several public corporations and other entities including the Puerto Rico Aqueduct and Sewer Authority and the University of Puerto Rico.
As of December 31, 2006, the Corporation’s credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities was $391.2 million composed of $335.8 million in credit facilities and $55.9 million in outstanding bonds and other obligations. The Corporation believes that the credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities is manageable. The Commonwealth of Puerto Rico has a long-standing record of supporting all of its debt obligations. It has never defaulted in the payment of principal or interest on any public debt. The Corporation’s level of exposure is manageable given the fact that its outstanding loans and investment securities have either one or more of the following characteristics: (i) investment grade rated counterparties, (ii) identifiable source of repayment, (iii) high ranking in repayment priority or (iv) tangible collateral. Collateral for the Corporation’s credit exposure to the Commonwealth of Puerto Rico consists of $60.0 million in marketable securities and $19.1 million in real estate. In addition, $88.0 million are loans or obligations to various Municipalities for which payments are secured by the full faith, credit and unlimited taxing power of the Municipalities. In the investment securities portfolio there are $23.0 million which are rated AAA and $32.9 million in bonds that were subject of a rating downgrade during the year 2006. The Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Despite its limited exposure, the Corporation continues to closely monitor the financial condition and developments of the Government of Puerto Rico given that fiscal crises, such as the one experienced in 2006, can curtail consumer and investor confidence and produce adverse economic conditions that in turn can have a negative impact on the Corporation’s financial and operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
As of December 31, 2006, the Corporation owned twenty-one facilities, which consisted of two office buildings, eleven branches and eight parking lots. The Corporation occupies one hundred twenty-one leased branch premises, while warehouse space is rented in one location. In addition, office space is rented at the Torre Santander building, in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico and at Professional Office Park IV building, in Río Piedras, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by Santander BanCorp for banking operations and other services are described below:
Banco Santander Main Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico. Banco Santander is the sole occupant.
Santander Operations Facility, a three story office building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico. The main activities conducted in this building are operations, management information systems, accounting, human resources and consumer banking. Evertec personnel occupies office space in this building for the proof and transit functions.
ITEM 3. LEGAL PROCEEDINGS
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
On December 8, 2005, the Corporation received a subpoena from the SEC for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation has provided information and has cooperated fully with the SEC in connection with these inquiries.

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

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share

2006
1st Quarter	$25.98	$20.10	$0.16	$12.06
2nd Quarter	25.23	22.47	0.16	11.93
3rd Quarter	24.45	18.89	0.16	12.35
4th Quarter	19.80	17.46	0.16	12.42

2005
1st Quarter	$33.93	$26.33	$0.16	$11.68
2nd Quarter	27.93	20.88	0.16	12.25
3rd Quarter	29.75	23.97	0.16	12.16
4th Quarter	29.47	24.00	0.16	12.22
As of December 31, 2006 the approximate number of record holders of the Corporation’s Common Stock was 145, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $17.85 per share representing a market capitalization of $0.8 billion as of December 31, 2006.
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
Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 2004 the Corporation declared and paid cash dividends of $0.49 per common share for a total dividend payment to common shareholders of $21.9 million. During 2005 and 2006, the Corporation declared and paid cash dividends of $0.64 per common share, for a total dividend payment to common shareholders of $29.9 million. The annualized dividend yield for the year ended December 31, 2006 was 3.59%.
On July 9, 2004, the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004, payable on August 3, 2004 amounting to approximately 4.2 million shares. Cash was paid in lieu of fractional shares. The earnings per share computations for all periods presented in the accompanying financial information have been adjusted to reflect this stock dividend.

Stock Performance Graph
The graph below shows the cumulative stockholder return of the Common Stock of the Corporation during the measurement period. The graph compares the return of the Common Stock of the Corporation (identified by its official symbol as “SBP”) to the cumulative return of the Puerto Rico Stock Index (PRSI) and the S&P Small Cap Commercial Bank Index (S6CBNK). The performance of the Common Stock and the mentioned indexes are valued using a base value of 100. The Common Stock value as of December 29, 2006 was $17.85. The Board of Directors of the Corporation acknowledges that the market price of the Common Stock is influenced by many factors. The stock price shown in the graph is not necessarily indicative of future performance.
This stock performance graph will not be deemed to be soliciting material under the proxy rules or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless the Corporation specifically states otherwise.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated and other financial and operating information for the Corporation and subsidiaries and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation’s consolidated financial statements and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Statistical Information” appearing elsewhere in this Annual Report. The selected Balance Sheet and Statement of Income data as of and for the year ended December 31, 2006 and 2005 have been derived from the Corporation’s consolidated audited financial statements.

Santander BanCorp and Subsidiaries
Selected Financial Data

	Year ended December 31,

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per data share)
CONDENSED INCOME STATEMENTS
Interest income	$618,320	$439,605	$363,822	$335,784	$387,249
Interest expense	327,714	212,583	140,762	132,612	179,748

Net interest income	290,606	227,022	223,060	203,172	207,501
Security gains	—	17,842	11,475	10,790	12,236
(Loss) gain on extinguishment of debt	—	(5,959)	—	13,638	—
Broker-dealer, asset management and insurance fees	56,973	53,016	51,113	49,526	35,277
Other income	61,496	60,459	54,651	36,207	52,545
Operating expenses	277,783	221,386	217,377	223,815	210,739
Provision for loan losses	65,583	20,400	26,270	49,745	63,630
Income tax provision (benefit)	22,540	30,788	9,724	(46)	4,907

Net income	$43,169	$79,806	$86,928	$39,819	$28,283

PER PREFERRED SHARE DATA
Outstanding shares:
Average	—	—	—	2,610,008	2,610,008
End of period	—	—	—	—	2,610,008
Cash Dividend per Share	$—	$—	$—	$2.73	$1.75
PER COMMON SHARE DATA*
Net income	$0.93	$1.71	$1.86	$0.70	$0.50
Book value	$12.42	$12.19	$11.86	$10.20	$12.79
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,661,248	47,310,217
End of period	46,639,104	46,639,104	46,639,104	46,639,104	46,806,604
Cash Dividend per Share	$0.64	$0.64	$0.49	$0.44	$0.44
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$6,439,205	$5,871,433	$4,723,538	$4,009,801	$4,385,433
Allowance for loan losses (1)	87,465	67,956	73,518	64,909	57,633
Earning assets	8,262,748	7,882,180	7,300,735	6,453,419	6,629,265
Total assets	8,820,630	8,285,992	7,634,471	6,797,701	7,013,135
Deposits	5,054,687	5,082,520	4,153,245	3,749,684	4,096,818
Borrowings	2,876,720	2,415,172	2,811,152	2,322,957	2,167,700
Preferred equity	—	—	—	64,175	65,250
Common equity	563,593	576,226	495,963	526,660	552,803
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,836,693	$5,954,890	$5,490,120	$4,136,670	$4,044,425
Allowance for loan losses (1)	106,863	66,842	69,177	69,693	56,906
Earning assets	8,598,703	7,933,139	8,069,346	7,079,888	7,073,541
Total assets	9,188,168	8,271,948	8,323,647	7,366,656	7,375,771
Deposits	5,313,974	5,224,650	4,748,139	4,142,228	4,499,431
Borrowings	2,954,515	2,212,245	2,863,367	2,595,033	2,130,593
Preferred equity	—	—	—	—	65,250
Common equity	579,220	568,527	553,346	475,706	533,205
Continued on the following page

Continued from the previous page

	Year ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
SELECTED RATIOS
Performance:
Net interest margin (2)	3.63%		3.02%		3.33%		3.42%		3.33%
Efficiency ratio (3)	66.82%		62.97%		62.78%		67.06%		68.31%
Return on average total assets	0.49%		0.96%		1.14%		0.59%		0.40%
Return on average common equity	7.66%		13.85%		17.53%		5.54%		3.84%
Dividend payout	68.82%		37.43%		26.34%		62.86%		88.00%
Average net loans/average total deposits	127.39%		115.52%		113.73%		106.94%		107.04%
Average earning assets/average total assets	93.68%		95.13%		95.63%		94.94%		94.53%
Average stockholders’ equity/average assets	6.39%		6.95%		6.50%		8.69%		8.81%
Fee income to average assets	1.20%		1.15%		1.18%		1.30%		1.08%
Capital:
Tier I capital to risk-adjusted assets	7.87%		9.09%		8.63%		8.47%		11.51%
Total capital to risk-adjusted assets	10.93%		12.30%		11.05%		10.03%		12.71%
Leverage Ratio	5.81%		6.50%		6.43%		5.89%		8.37%
Asset quality:
Non-performing loans to total loans	1.54%		1.22%		1.57%		2.34%		3.01%
Annualized net charge-offs to average loans	0.93%		0.38%		0.56%		0.91%		1.32%
Allowance for loan losses to period-end loans	1.54%		1.11%		1.24%		1.66%		1.39%
Allowance for loan losses to non-performing loans	100.01%		90.72%		79.05%		70.85%		46.10%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	83.62%		87.17%		76.11%		69.16%		44.68%
Non-performing assets to total assets	1.23%		0.92%		1.10%		1.40%		1.91%
Recoveries to charge-offs	9.30%		18.28%		32.83%		22.12%		15.77%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.42	x	2.19	x	2.17	x	1.51	x	1.34	x
Including interest on deposits	1.20	x	1.51	x	1.68	x	1.30	x	1.18	x
EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:
Excluding interest on deposits	1.42	x	2.19	x	2.17	x	1.38	x	1.27	x
Including interest on deposits	1.20	x	1.51	x	1.68	x	1.23	x	1.15	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$14,154,000		$12,960,000		$12,827,700		$10,669,700		$9,242,600

Full services branches	61		64		65		66		66
Consumer Financial branches	70		—		—		—		—

Total branches	131		64		65		66		66
ATMs	144		149		150		141		139

*	Share and per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect in 2003 and 2002, to the 10% stock dividends declared on July 9, 2004. Basic and diluted earning per share are the same.

(1)	After retroactive reclassification adjustment of allowance for losses on off balance sheet items for the years ended December 31, 2003 and 2002.

(2)	On a tax equivalent basis.

(3)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, gain on sale of FDIC assessement credits and gain on tax credits purchased in 2006, (loss) gain on extinguisment of debt in 2003 and 2005 and gain on sale of building in 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Business
Santander BanCorp and subsidiaries (the “Corporation”) is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a full range of financial products and services to consumers and commercial customers through its subsidiaries. The Corporation’s subsidiaries are engaged in the following businesses:
•	Commercial Banking — Banco Santander Puerto Rico

•	Mortgage Banking — Santander Mortgage Corporation

•	Securities Brokerage and Investment Banking — Santander Securities Corporation

•	Asset Management — Santander Asset Management Corporation

•	Consumer Finance — Santander Financial Services, Inc.

•	Insurance — Santander Insurance Agency, Inc. and Island Insurance Corporation

•	International Banking — Santander International Bank of Puerto Rico, Inc.
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
On July 9, 2004, the Corporation declared a 10% stock dividend to all common shareholders of record as of July 20, 2004. All share and per share computations for 2003 and 2002 were restated to reflect the stock dividend.
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
The Corporation reported net income of $43.2 million for the year ended December 31, 2006, or $0.93 per common share decreasing $36.6 million or 45.9% from $79.8 million for the year ended December 31, 2005. This decrease in net income was principally due to: (i) a decrease of $11.8 million in gain on sale of securities (net of loss on extinguishment of debt); (ii) an increase in operating expenses of $56.4 million comprised of $44.5 million pertaining to the Island Finance operation, and $10.4 million related to a personnel reduction program implemented during the third quarter of 2006; (iii) a $5.9 million decrease in gain on sale of loans; and partially offset by an increase of $19.6 in net interest income after provision for loan losses and a decrease in income tax expense of $8.2 million. The increase in net interest income, provision for loan losses and operating expenses during the period is primarily associated with the Island Finance operation.
Earnings per common share for the year ended December 31, 2006 were $0.93 decreasing by $0.78 from $1.71 for the year ended December 31, 2005. Return on average common equity (ROE) and return on average assets (ROA) were 7.66% and 0.49%, respectively, for the year ended December 31, 2006, reflecting a decrease of 619 basis points in ROE and 47 basis points in ROA when compared to ROE and ROA of 13.85% and 0.96%, respectively, for the year ended December 31, 2005. The efficiency ratio (on a tax-equivalent basis) for the year ended December 31, 2006, was 66.82%, a decline of 385 basis point compared 62.97% for the same period in 2005.
Income before provision for income tax reflected a decrease of $44.9 million or 40.6% to $65.7 million for the year ended December 31, 2006, compared with $110.6 million for the same period in 2005. This change was principally attributed to a decrease in other income of $6.9 million or 5.5% and an increase in operating expenses of $56.4 million or 25.5% for the year ended in December 31, 2006 compared with the year ended December 31, 2005. This increase was offset by an improvement in net interest income before provision for loan losses of $63.6 million or 28.0% for the same period.
The Corporation’s principal source of revenues is net interest income, which is the difference between the interest earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income represents approximately 39.4% of the Corporation’s total revenues (defined as interest income plus other income) for 2006. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on these balances.
Lending activities are one of the most important aspects of the Corporation’s operations. As a result of management’s focus on regaining market share and the acquisition of Island Finance operations, the net loan portfolio continued to increase during 2006. The net loan portfolio, including loans held for sale, increased $0.9 billion, or 14.8% reaching $6.8 billion at December 31, 2006, compared to $6.0 billion at December 31, 2005. As of December 31, 2006, the allowance for loan losses reached $106.9 million, reflecting an increase of $40.0 million or 59.9%, which includes $41.3 million related to Island Finance portfolio. Excluding Island Finance figures, the allowance for loan losses decreased 1.9% or $1.3 million compared to $66.8 million at December 31, 2005, as result of the continued effort to improve the credit quality and the collection process. The ratio of allowance for loan losses to total loans increased to 1.54% at December 31, 2006 from 1.11% at December 31, 2005.
Although the Corporation has diversified its sources of revenues, interest income from the loan portfolio continues to account for the majority of total revenues, representing 72.7% of total gross revenues for 2006. As a result, the primary influence on the Corporation’s operating results is the demand for loans in Puerto Rico, which is significantly affected by economic conditions, competition, the demand and supply of housing, the fiscal policies of the federal and Puerto Rico governments and interest rate levels. Changes in interest rates, the Corporation’s principal market risk, can significantly impact its results of operations by affecting net interest income and the gains or losses realized on the sale of loans and securities. As described under “Risk Management”, the Corporation uses derivative instruments to hedge, to a limited extent, its interest rate risk in order to protect its net interest income under different interest rate scenarios.
Broker-dealer, asset management and insurance fees accounted for 48.1% of the Corporation’s other income and 13.9% of its total revenues for 2006. The Corporation also earns revenues from other sources that are not as dependent on interest levels, such as bank service fees on deposit accounts and credit card fees. Other income, including broker-dealer, asset management and insurance fees, accounted for 16.1% of total revenues for 2006.

Operating expenses increased $56.4 million or 25.5% from $221.4 million for the year ended December 31, 2005 to $277.8 million for the same period in 2006. This increase was due in part to the operating expenses of Island Finance of $44.5 million and a personnel reduction program of $10.4 million in 2006. For the year ended December 31, 2006 there were increases in salaries and employee benefits of $26.7 million together with an increase in other operating expenses of $29.7million. Excluding the Island Finance operation and expenses related to the personnel reduction program, operating expenses increased by 8.1% and 0.7%, respectively, for the quarter and the year ended December 31, 2006.
Deposits at December 31, 2006 were $5.3 billion, reflecting an increase of $89.3 million or 1.7% compared to deposits of $5.2 billion as of December 31, 2005.
Total borrowings at December 31, 2006 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) reflected an increase of $742.3 million or 33.6% to $3.0 billion at December 31, 2006 compared with $2.2 billion at December 31, 2005. This increase was due principally to the debt incurred pursuant to the acquisition of Island Finance.
As of December 31, 2006, the Company had $14.2 billion in customer financial assets under management, reflecting an increase of 9.1% compared with prior year. This is a significant part of the financial assets of Puerto Rico households and reflects the Corporation’s strong positioning in its primary market. Customer financial assets under management include bank deposits (excluding brokered deposits), broker-dealer customer accounts, mutual fund assets managed, and trust, institutional and private accounts under management. The growth in customer financial assets and the stability of customer deposits is a strong indication of the Corporation’s successful efforts to regain market share and reposition as a leading provider of financial services. Included in the $14.2 billion referred to above, approximately $1.2 billion from the trust business recently sold would be transferred either to the acquiring financial institution or any other institution that the trust client elects during the first semester of 2007.
SBP common stock price per share was $17.85 as of December 31, 2006 resulting in a market capitalization of $0.8 billion (including affiliated holdings).
During the fourth quarter of 2006, Santander BanCorp declared and paid a cash dividend of 16 cents per common share to its shareholders of record, resulting in a current annual dividend yield of 3.6%.
During 2006 the Corporation dedicated significant effort and resources to the acquisition of Island Finance. On February 28, 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes and the dividends as interest expense in the accompanying condensed consolidated financial statements. As a result of this acquisition the Corporation increased its presence throughout Puerto Rico to 131 branches due to Island Finance’s extensive branch network, and also diversified and increased its loan portfolio, consumer client base and improved its net interest margin.

The table below presents condensed results of operations and selected financial information of Island Finance for the ten months (since acquisition) ended December 31, 2006.

Ten months
Ended
Santander Financial Services	December 31, 2006
($ in thousands)
Condensed Statement of Income
Interest income	$118,154
Interest expense	(34,738)

Net interest income	83,416
Provision for loan losses	(43,208)

Net interest income after provision for loan losses	40,208
Other income	3,006
Operating expenses	(44,501)

Loss before tax	(1,287)
Income tax benefit	(486)

Net loss of Santander Financial	$(801)

Other Selected Information
Total assets	$805,173
Net loans	583,986
Allowance for loan losses	41,281
Non performing loans	24,731
Net interest margin	16.59%

Other indirect enterprise information:
Credit insurance commissions, net of income tax	$2,894
Interest expense mark-up (to Santander BanCorp), net of income tax	$2,505
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
Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments, counterparty credit risk, as well as time value and yield curve or volatility factors underlying the positions. Management applies judgment in determining the models used and required adjustment to such models, if any, in the valuation process. The primary risk of material changes to the value of the derivative instruments is the fluctuation in interest rates. However, the Corporation uses derivative instruments principally as part of a designated hedging program so that a change in the value of a derivative is generally offset by a corresponding change in the value of the hedged item. Changes in these estimates may have a significant impact on the carrying amount and the related valuation gains and losses on these financial instruments.
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
Income taxes. In preparing the consolidated financial statements, the Corporation is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies, which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. During the year ended December 31, 2006, the Corporation had no recorded valuation allowances related to its net deferred tax assets (see Note 15 to the consolidated financial statements).
Goodwill and other intangible assets. The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested annually as of the end of the third quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statement of income.
The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
As a result of the purchase price allocations from prior acquisitions and the Corporation’s decentralized structure, goodwill is included in multiple reporting units. Due to certain factors such as the highly competitive environment, cyclical nature of the business in some of the reporting units, general economic and market conditions as well as planned business or operational strategies, among others, the profitability of the Corporation’s individual reporting units may periodically suffer from downturns in these factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Corporation as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact the Corporation’s reporting units, the Corporation’s reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
The Corporation’s goodwill, resulted from business acquisitions, and consists of $10.5 million that resulted from the acquisition by the Bank of Banco Central Hispano P.R., $24.3 million that resulted from the acquisition by Santander Securities of the acquisition of Merryll Lynch’s retail brokerage business in Puerto Rico and $113.5 million that resulted from the acquisition of Island Finance. The value of the goodwill is inherent primarily in the commercial banking segment, the wealth management segment and consumer finance segment, respectively.
The sustained value of the goodwill is supported ultimately by revenue from the commercial banking segment, the wealth management segment and the consumer finance segment. A decline in earnings as a result of a lack of growth, or our inability to deliver cost effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary be recorded as a write-down in the consolidated statement of income.
On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation for potential impairment is inherently complex, and involves significant judgment in the use of estimates and assumptions.
To determine the fair value of the reporting units being evaluated for goodwill impairment, the Corporation used an independent consultant. The determination of the fair value of the reporting units involves the use of estimates and assumptions including expected results of operations, an assumed discount rate and an assumed growth rate for the reporting units. Specifically, the independent consultant prepared analyses regarding the fair value of equity of the Corporation’s reporting units, Commercial Banking, Wealth Management and Consumer Finance. The consultant used three separate valuation approaches:
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
Due to the adverse economic conditions in Puerto Rico during 2006, the Corporation used an independent consultant to perform an interim goodwill impairment test for Island Finance as of September 30, 2006, even though only seven months had passed since its acquisition. As a result of the interim impairment test performed on this reporting unit, management determined that the Consumer Finance goodwill was not impaired. The Corporation will continue to closely monitor this reporting unit in order to anticipate any possible deterioration in the value of its goodwill.
In assessing the recoverability of goodwill and other intangibles, the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded. Based on management’s assessment of the value of the Corporation’s goodwill which includes an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired. The key assumptions used by management to determine the fair value of the reporting units include company specific risk elements that are consistent with the risks inherent in its current business models for each reporting unit. Changes in judgment and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
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
Tangible and intangible assets with finite useful lives are amortized over their estimated useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. If circumstances and conditions indicate deterioration in the value of tangible assets and intangible assets with finite useful lives, the book value would be adjusted and a loss would be recognized in current operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statement of income. The Corporation concluded that there was no impairment for the year ended 2006.
Pension and Other Postemployment Benefits. The determination of the Corporation’s obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 17 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Management participates in the determination of these factors, which normally undergo evaluation against industry assumptions, among other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the Corporation’s assumptions are accumulated and amortized over future periods and therefore, generally affect recognized expense and recorded obligation in such future periods. The Corporation uses an independent actuarial firm for the determination of the pension and post-retirement benefit costs and obligations.
In September 2006, the FASB issued SFAS No. 158 which requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income (AOCI). Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard.
In developing the expected return on plan assets, the Corporation considers the asset allocation, historical returns on the types of assets held in the pension trust, the current economic environment, as well as input from the actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. The expected rate of return for plan assets was set at 8.5% for the years ended December 31, 2006, 2005 and 2004. In selecting a discount rate, the Corporation considers the Moody’s long-term AA Corporate Bond yield as a guide. At December 31, 2006, the Corporation’s discount rate was 5.75%.
Management believes that the assumptions made are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.
Results of Operations
The following financial discussion is based upon and should be read in conjunction with the Corporation’s consolidated financial statements for the years ended December 31, 2006, 2005, and 2004.
The following table sets forth the principal components of the Corporation’s net income for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)
Components of net income:
Net interest income	$290,606	$227,022	$223,060
Provision for loan losses	65,583	20,400	26,270
Other income	118,469	125,358	117,239
Other operating expenses	277,783	221,386	217,377
Provision for income tax	22,540	30,788	9,724

Net income	$43,169	$79,806	$86,928

2006 compared to 2005. The Corporation’s net income decreased $36.6 million or 45.9% for the year ended December 31, 2006 compared to figures reported in 2005. This decrease was principally due to an increase of $56.4 million or 25.5% in other operating expenses and $45.2 million or 221.5% in provision for loan losses and decreases of $6.9 million or 5.5% in other income. The increase in operating expenses was mainly due to Island Finance operations and expenses related to the personnel reduction program. These changes were partially offset by an increase in net interest income of $63.6 million and decrease in provision for income tax of $8.2 million.
2005 compared to 2004. The Corporation’s net income decreased $7.1 million, or 8.2%, for the year ended December 31, 2005 compared to the same period in 2004. This effect was principally due to an increase of $21.1 million and $4.0 million in provision for income tax and in other operating expenses, respectively. These changes were partially offset by an increase in net interest income and other income of $9.8 million and $8.1 million, respectively, and a decrease in the provision for loan losses of $5.9 million.
Net Interest Income
The Corporation reported net interest income of $290.6 million, $227.0 million and $223.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.
To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading “Change in Interest Income and Interest Expense—Volume and Rate Analysis,” has been adjusted by an amount equal to the income taxes which would have been paid had the interest income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $9.0 million in 2006, $11.1 million in 2005 and $20.2 million in 2004.
The following table sets forth the principal components of the Corporation’s net interest income for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)

Interest income — tax equivalent basis	$627,306	$450,664	$383,984
Interest expense	(327,714)	(212,583)	(140,762)

Net interest income — tax equivalent basis	$299,592	$238,081	$243,222

Net interest margin — tax equivalent basis (1)	3.63%	3.02%	3.33%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for such period.
2006 compared to 2005. For the year ended December 31, 2006, net interest margin, on a tax equivalent basis, was 3.63% compared with 3.02% for the same period in 2005. This increase of 61 basis points in net interest margin was mainly due to an increase of 187 basis points in the yield on average interest earning assets primarily as a result of the acquisition of the assets of Island Finance. Excluding the Island Finance operation, net interest margin, on a tax equivalent basis, for the year ended December 31, 2006 is 2.80%, a decrease of 22 basis points compared to December 31, 2005. Interest income, on a tax equivalent basis increased $176.6 million or 39.2% during the year ended December 31, 2006 compared to the same period in

2005, while interest expense increased $115.1 million or 54.2% over the same period. The increase in interest income, on a tax equivalent basis, was mainly due to an increase in interest income on average net loans of $176.9 million from $361.7 million in 2005 to $538.7 million in 2006.
Average interest-earning assets increased $380.6 million or 4.8% to $8.3 billion at December 31, 2006 compared with December 31, 2005. The increment in average interest-earning assets compared to the year ended December 31, 2005 was driven by an increase in average net loans of $567.8 million, which was partially offset by decreases in average investment securities and average interest-bearing deposits of $103.6 million and $83.6 million, respectively. The increase in average net loans was due to an increase of $538.2 million or 28.5% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio by strengthening its residential mortgage production capabilities. There was also an increase of $590.2 million or 115.5% in the average consumer loan portfolio as a result of the acquisition of Island Finance. The increase in the average consumer loan portfolio was comprised of an increase of $523.6 in consumer finance portfolio as a result of the acquisition of Island Finance, $41.5 million in personal loans and $25.1 in credit card loans. The increase in the consumer loan portfolio was partially offset by a decrease in the commercial loan portfolio of $541.1 million or 15.3% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005. Excluding the settlement of the loans with Doral and R&G, the average commercial loan portfolio grew $426.3 million or 16.6%.
There was an increase of 133 basis points in the average cost of interest bearing liabilities. The Corporation’s interest expense on average interest-bearing liabilities reflected an increase of 54.2% to $327.7 million for year ended December 31, 2006 from $212.6 million for the same period in 2005. This growth was due to increases in interest expense on total average interest-bearing deposits of $51.2 million or 41.9% and average borrowings (including average term notes and average subordinated notes) of $64.0 million or 70.8% for the year ended December 31, 2006 compared to December 31, 2005. Interest expense on average time deposits increased 48.8% or $40.6 million in 2006 compared to the same period in 2005, while interest expense on savings and NOW accounts increased $10.5 million or 27.0% over the same periods.
Average interest-bearing liabilities reached $7.4 billion as of December 31, 2006, reflecting an increment of $549.2 million or 8.0% when compared to figures reported in 2005. The increase of $461.5 million or 19.1% in average borrowings (including term and subordinated notes) to $2.9 billion in 2006 was due to several financing transactions incurred related the Island Finance acquisition during the first quarter of 2006. Average time deposits (including brokered deposits) were $2.6 billion as of December 31, 2006, an increase of $171.6 million or 6.9% (including an increase in brokered deposits of $286.0 million or 28.7%) from $2.5 billion in 2005. The growth in average borrowings (including term and subordinated notes) and average other time deposits were partially offset by a decrease in average savings and NOW account of $83.9 million to $1.9 billion as of December 31, 2006.
2005 compared to 2004. The higher short-term interest rate scenario has impacted the Corporation’s net interest margin during 2005. The increase in short term in interest rates was mainly due to the increase in the discount rate by the Federal Reserve. The increase in short-term rates with only a minor repricing of long term rates has resulted in a flattening of the yield curve. The Corporation’s tax equivalent net interest income for the year ended December 31, 2005 was $238.1 million, decreasing $5.1 million or 2.1% from $243.2 million for the year ended December 31, 2004. This decrease was primarily due to an increase in cost of funds of 88 basis points from 2.23% in 2004 to 3.11% in 2005, together with an increase in average interest-bearing liabilities of $525.8 million. This was partially offset by an increase in average interest-earning assets of $581.4 million and an increase in the yield of such assets of 46 basis points from 5.26% on 2004 to 5.72% in 2005.
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
The increase in average interest-bearing liabilities of $525.8 million or 8.3% to $6.8 billion for the year ended December 31, 2005 compared with $6.3 billion for the same period in 2004 was due to an increase in average interest-bearing deposits of $921.8 million. The increase in average interest-bearing deposits was due to an increase in average other time deposits of $893.0 million or 56.5% (including an increase in brokered deposits of $609.1 million or 157.1%). This increment was partially offset by a decrease in borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements of repurchase and commercial paper issued) of $352.9 million or 13.3% compared with the same period in 2004. Average securities sold under agreements to repurchase decreased by 35.3%, in part due to the extinguishment of certain repurchase agreements during the first quarter and management’s emphasis in using lower cost borrowings. Average federal funds purchased and other borrowings increased by $250.0 million or 43.8% for the year ended December 31, 2005. Average subordinated notes also increased by $52.7 million or 179.7% due to a new note issuance of $50 million in the last quarter of 2005.
The Corporation’s interest income on a tax equivalent basis reflected an increase of $66.7 million or 17.4% compared with the same period in 2004. This change was due to an increase of $97.7 million or 37.0% in interest earned on the average loan portfolio partially offset by a decrease of $35.1 million or 30.3% in average investment portfolio.
Average interest-earning assets increased $581.4 million in 2005 compared to 2004. This increase was due to an increase in average net loans of $1.2 billion or 24.3% to $5.9 billion for the year ended December 31, 2005 compared with $4.7 billion for the same period in 2004. This improvement was partially offset by a decrease in average investment securities of 24.2% or $554.7 million. Pursuant to management’s objective of increasing its mortgage loan lending activity during 2005, the average mortgage loan portfolio reached $1.9 billion, reflecting an increase of 35.8% or 497.9 million compared with $1.4 billion for the year ended December 31, 2004. Total mortgage loan originations and gross purchases from third parties in 2005 were $748.1 million and $289.9 million, respectively. Total sales to third parties were $233.3 million for the year ended December 31, 2005.
The average consumer loan portfolio grew 21.7% or $91.1 million reaching $511.1 million for the year ended December 31, 2005. This increase was a result of an improvement of average credit card and average personal loans of 34.5% and 21.2%, to $149.1 million and $359.1 million, respectively. There was an increase in the average commercial loan portfolio and lease finance portfolio of 20.6% and 6.5%, to $3.2 billion and $118.2 million, respectively, for the year ended December 31, 2005.
The increase in the average net loan portfolio was offset by a decrease in average investment securities of $554.7 million or 24.2%. The decrease in average investment securities was mainly attributed to the sale of $785 million of securities during the first quarter of 2005, which also resulted in a reduction in the yield on investment securities of 40 basis points from 5.04% for the year ended December 31, 2004 to 4.64 % for the year ended December 31, 2005. The above mentioned sale generated a gain of $16.9 million that was partially offset by a loss of $6 million on the extinguishment of certain term repo transactions that were financing part of the securities sold.
The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)

Assets
Interest-earning assets:
Interest bearing deposits	$94,890	$4,439	4.68%	$133,622	$4,065	3.04%	$71,547	$1,054	1.47%
Federal funds sold and securities purchased under agreements to resell	91,049	4,531	4.98%	135,928	4,187	3.08%	209,719	3,123	1.49%

Total interest-bearing deposits	185,939	8,970	4.82%	269,550	8,252	3.06%	281,266	4,177	1.49%

U.S. Treasury securities	58,137	2,759	4.75%	8,353	262	3.14%	5,650	75	1.33%
Obligations of other U.S. government agencies and corporations	744,923	36,417	4.89%	857,421	42,275	4.93%	1,174,965	66,536	5.66%
Obligations of government of Puerto Rico and political subdivisions	90,478	4,982	5.51%	80,529	4,323	5.37%	43,962	3,512	7.99%
Collateralized mortgage obligations and mortgage backed securities	692,986	32,965	4.76%	747,944	32,200	4.31%	1,030,725	43,055	4.18%
Other	51,080	2,595	5.08%	46,950	1,672	3.56%	40,629	2,650	6.52%

Total investment securities	1,637,604	79,718	4.87%	1,741,197	80,732	4.64%	2,295,931	115,828	5.04%

Loans :
Commercial	2,562,821	175,214	6.84%	3,220,447	178,994	5.56%	2,670,644	127,809	4.79%
Construction	302,370	26,242	8.68%	202,226	15,418	7.62%	205,861	10,848	5.27%
Consumer	577,652	63,542	11.00%	511,094	48,631	9.52%	420,002	45,800	10.90%
Consumer Finance	523,610	118,077	22.55%
Mortgage	2,425,611	146,558	6.04%	1,887,420	110,994	5.88%	1,389,517	71,610	5.15%
Lease financing	134,606	8,985	6.68%	118,202	7,643	6.47%	111,032	7,912	7.13%

Gross loans	6,526,670	538,618	8.25%	5,939,389	361,680	6.09%	4,797,056	263,979	5.50%
Allowance for loan losses	(87,465)			(67,956)			(73,518)

Loans, net	6,439,205	538,618	8.36%	5,871,433	361,680	6.16%	4,723,538	263,979	5.59%

Total interest-earning assets/ interest income (tax-equivalent basis)	8,262,748	627,306	7.59%	7,882,180	450,664	5.72%	7,300,735	383,984	5.26%

Total non-interest-earning assets	557,882			403,812			333,736

Total assets	$8,820,630			$8,285,992			$7,634,471

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and NOW accounts	$1,861,167	$49,470	2.66%	$1,945,095	$38,939	2.00%	$1,916,270	$25,416	1.33%
Other time deposits	1,362,653	57,648	4.23%	1,476,996	46,488	3.15%	1,193,078	23,932	2.01%
Brokered deposits	1,282,704	66,262	5.17%	996,741	36,785	3.69%	387,682	10,931	2.82%

Total Interest-bearing deposits	4,506,524	173,380	3.85%	4,418,832	122,212	2.77%	3,497,030	60,279	1.72%
Borrowings	2,611,231	138,500	5.30%	2,295,932	85,740	3.73%	2,648,854	74,261	2.80%
Term Notes	40,883	1,460	3.57%	37,158	1,229	3.31%	132,947	5,640	4.24%
Subordinated Notes	224,606	14,374	6.40%	82,082	3,402	4.14%	29,351	582	1.98%

Total interest-bearing liabilities interest expense	7,383,244	327,714	4.44%	6,834,004	212,583	3.11%	6,308,182	140,762	2.23%

Total non interest-bearing liabilities	873,793			875,762			830,326

Total liabilities	8,257,037			7,709,766			7,138,508

Stockholders’ Equity	563,593			576,226			495,963

Total liabilities and stockholders’ equity	$8,820,630			$8,285,992			$7,634,471

Net interest income		$299,592			$238,081			$243,222

Net interest spread			3.15%			2.61%			3.03%
Cost of funding earning assets			3.97%			2.70%			1.93%
Net interest margin (tax equivalent basis)			3.63%			3.02%			3.33%

Changes in Interest Income and Interest Expense-Volume and Rate Analysis
     The following table allocates changes in the Corporation’s tax equivalent interest income and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the years 2006 compared to 2005 and 2005 compared to 2004. Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities.

	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest Income — tax equivalent basis:
Federal funds purchased and securities purchased under agreements to resell	$(1,679)	$2,023	$344	$(1,390)	$2,454	$1,064
Time deposits with other banks	(1,400)	1,774	374	1,352	1,659	3,011
Investment securities	(4,934)	3,920	(1,014)	(26,289)	(8,807)	(35,096)
Loans, net	37,637	139,301	176,938	68,768	28,933	97,701

Total interest income	29,624	147,018	176,642	42,441	24,239	66,680

Interest Expense:
Savings and NOW accounts	(1,744)	12,275	10,531	388	13,135	13,523
Other time deposits	6,118	34,519	40,637	25,060	23,350	48,410
Borrowings	12,993	39,767	52,760	(10,835)	22,314	11,479
Long-term borrowings	7,798	3,405	11,203	(1,671)	80	(1,591)

Total interest expense	25,165	89,966	115,131	12,942	58,879	71,821

Net interest income (expense) — tax equivalent basis	$4,459	$57,052	$61,511	$29,499	$(34,640)	$(5,141)

During 2006, the increase in net interest income on a tax equivalent basis was driven primarily by increases in volume and yield earned on interest earning-assets of 187 basis points which is higher than the increase in volume and interest rates paid on interest-bearing liabilities of 133 basis points. The increase attributed to rate on loans is a direct result of Island Finance loans which had an average yield of 22.6% for the ten month period ended December 31, 2006. In addition the increase in the prime rate during the year is reflected in the increase in rates for 2006.
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
Provision for Loan Losses
2006 compared to 2005. The provision for loan losses increased $45.2 million or 221.5% from $20.4 million for the year ended December 31, 2005 to $65.6 million for the year ended December 31, 2006. The increase in the provision for loan losses was due primarily to the Island Finance operation, which registered a provision for loan losses of $43.2 million for the ten months (from acquisition) ended December 31, 2006.
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
The following table sets forth the components of our other income for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(Dollars In thousands)

Bank service fees on deposit accounts	$13,432	$12,883	$12,776
Other service fees:
Credit card fees	17,870	15,242	12,841
Mortgage-servicing fees	2,554	2,283	1,828
Trust fees	3,004	2,912	2,951
Other fees	12,218	8,952	8,581
Broker-dealer, asset management and insurance fees	56,973	53,016	51,113
Gain on sale of securities, net	—	17,842	11,475
Loss on extinguishment of debt	—	(5,959)	—
Gain on sale of loans	1,994	7,876	431
Trading gains	1,243	277	124
(Loss) gain on derivatives	(478)	1,963	3,459
Other gains, net	4,428	4,774	8,139
Other	5,231	3,297	3,521

	$118,469	$125,358	$117,239

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Broker-dealer	$25,269	$25,542	$30,180
Asset management	19,969	20,119	15,901

Total Santander Securities and subsidiary	45,238	45,661	46,081
Insurance	11,735	7,355	5,032

Total	$56,973	$53,016	$51,113

2006 compared to 2005. For the year ended December 31, 2006, other income decreased $6.9 million or 5.5% compared to the same period in 2005. This decrease was due to lower gains on sale of securities (net of the loss on extinguishment of debt) of $11.9 million and lower gain on sale of loans of $5.9 million. There was a loss on derivatives in 2006 of $0.5 million compared to a gain in 2005 of $2.0 million. This variance was due primarily to a loss on valuation of mortgage loans available for sale of $1.2 million in 2006. Insurance fees reflected an increase of $4.4 million due primarily to the effect of the Island Finance operation on the insurance operations for the period. The Corporation recognized a gain on sale of an FDIC assessment credit of $1.9 million during the fourth quarter of 2006.
Bank service charges, fees and other increased $6.8 million, or 16.1% for the year ended December 31, 2006. These improvements were mainly due to increases in credit cards fees, account analysis fees, mortgage services fees and other fees of $2.7 million and $0.5 million, $0.3 million and $3.3 million, respectively.

Insurance fees reflected an increase of $4.4 million to $11.7 million in 2006 (which includes $4.7 million derived from Island Finance loans), from $7.4 million reported in the same period in 2005. For the year ended December 31, 2006, broker-dealer and asset management reflected a decrease of $0.4 million compared to the same period in 2005. The broker-dealer asset management and insurance operations contributed 48.1% of commissions to the Corporation’s other income for the year ended December 31, 2006.
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
During the first quarter of 2005, the Corporation entered into an arrangement with another unrelated financial institution (the “Counterparty”) where, in substance, the parties agreed to purchase and sell similar mortgage loan portfolios. Pursuant to this arrangement, during March of 2005, the Corporation sold mortgage loans with an unpaid principal balance of $87.2 million for $88.9 million and realized a gain on sale of $1.7 million. Since the Corporation retained the servicing on the mortgage loans, it also recognized a servicing asset of $1.1 million. During April and May of 2005, the Corporation purchased from the Counterparty mortgage loans with unpaid principal balances of $59.9 million and $29.7 million for $61.1 million and $30.2 million, respectively, resulting in premiums to the Counterparty of $1.2 million and $0.5 million, respectively. The Counterparty retained the servicing on the mortgage loans sold to the Corporation. Adjustments were made to the prices paid by the Corporation in the April and May transactions to put the parties in roughly the same economic positions they would have been in had the transactions occurred simultaneously. The Corporation undertook a review and analysis of these transactions in consultation with its legal counsel. After such review and analysis of these transactions and the arrangements entered into with the Counterparty, the Corporation determined that it had properly recognized gain from the transactions under GAAP.
The decrease in other gains of $3.4 million consisted principally of a non recurring gain on sale of building of $2.8 million during 2004 and gain on sale of servicing rights of $0.4 million in 2004.

Operating Expenses
The following table sets forth information as to the Corporation’s other operating expenses for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries	$78,945	$58,547	$57,376
Pension and other benefits	55,428	48,775	49,458
Expenses deferred as loan origination costs	(12,662)	(12,320)	(15,252)

Total personnel costs	121,711	95,002	91,582

Occupancy costs	22,476	16,811	13,959

Equipment expenses	4,797	3,802	3,775

EDP servicing expense, amortization and technical services	40,084	31,589	34,462

Communications	11,358	8,232	8,976

Business promotion	11,613	11,065	10,435

Other taxes	11,514	8,443	8,584

Other operating expenses:
Professional fees	12,589	9,844	12,235
Amortization of intangibles	4,081	1,697	1,170
Printing and supplies	1,939	1,775	1,725
Credit card expenses	10,741	8,844	7,561
Insurance	2,810	2,461	2,113
Examinations & FDIC assessment	1,914	1,809	1,108
Transportation and travel	2,802	2,242	2,044
Repossessed assets provision and expenses	1,879	1,871	2,758
Collections and related legal costs	1,542	1,461	2,464
All other	13,933	14,438	12,426

Other operating expenses	54,230	46,442	45,604

Non personnel expenses	156,072	126,384	125,795

Total Operating Expenses	$277,783	$221,386	$217,377

Efficiency ratio-on a tax equivalent basis	66.82%	62.97%	62.78%
Personnel cost to average assets	1.38%	1.15%	1.20%
Other operating expenses to average assets	1.77%	1.53%	1.65%
Assets per employee	$3,929	$5,199	$4,797
2006 compared to 2005. For the year ended December 31, 2006, the Efficiency Ratio, on a tax equivalent basis, was 66.82% reflecting an increase of 385 basis points compared to 62.97% for the year ended December 31, 2005. This increase was mainly the result of higher operating expenses during the year ended December 31, 2006 resulting in part from expenses related to a personnel reduction program. Payments pursuant to the personnel reduction program reached $10.4 million for the year ended December 31, 2006. Excluding these personnel reduction expenses, the Efficiency Ratio was 64.31%, a 134 basis point increase for the year ended December 31, 2006 compared to the same period in 2005. In addition, during the fourth quarter of 2006, operating expenses were impacted by a pension plan curtailment pursuant to the Corporation’s decision to freeze its defined benefit pension plan, resulting in the recognition of an additional expense of $0.9 million. The Corporation also recognized $0.8 million pursuant to a Long Term Incentive Plan to certain employees. The Corporation’s parent company, BSCH, sponsors a Long Term Incentive Plan (the “Plan”) for certain of its employees and those of its subsidiaries, including the Corporation. The Plan contains service, performance and market conditions. In December 2006, the Corporation’s Board of Directors approved the Plan, which provides for settlement in cash to the participating employees. The Corporation will accrue the liability and recognize monthly compensation expense over the fourteen month period from December 2006 to January 2008, when the plan becomes exercisable. The cost of the plan will be reimbursed to the Corporation by BSCH, at which time it would be recognized as a capital contribution. As of December 31, 2006 the performance and market conditions of the plan were met and the Corporation therefore recognized a compensation expense of $810,000 related to the Plan.

For the year ended December 31, 2006, operating expenses increased $56.4 million or 25.5% from $221.4 million for the year ended December 31, 2005 to $277.8 million for the same period in 2006. This increase was due to operating expenses of Island Finance of $44.5 million and expenses related to a personnel reduction program of $10.4 million in 2006. For the year ended December 31, 2006 there were increases in salaries and employee benefits of $26.7 million together with an increase in other operating expenses of $29.7million. Island Finance salaries and employee benefits were $21.1 million for the ten months (since acquisition) ended December 31, 2006 and other operating expenses were $23.4 million. Increases in salaries and employee benefits due to the Island Finance operation of $21.1 million, payments pursuant to the personnel reduction program of $10.4 million, the pension plan curtailment of $0.9 million and long-term incentive plan of $0.8 million, were partially offset by decreases in accruals for performance compensation of $4.4 million and $1.5 million in temporary personnel.
The increase of $29.7 million in other operating expenses (which includes Island Finances operating expenses of $23.4 million) comprised, principally, increases of $8.5 million in EDP servicing, amortization and technical services, $5.7 million in occupancy costs, $3.1 million in communications, $3.1 million in other taxes, $2.7 million in professional fees, $2.4 million in amortization of intangibles and $1.9 million in credit card expenses. EDP servicing amortization and technical services included EDP servicing fees of $2.3 million paid by Island Finance to Wells Fargo pursuant to a servicing agreement where the latter will continue to provide EDP servicing on the loan portfolio for a period of eighteen months from the acquisition date.
Excluding Island Finance expenses and expenses related to personnel reductions, operating expenses reflected an increase of $1.5 million or 0.7% for the year ended December 31, 2006 compared to December 31, 2005. There were increases in EDP servicing, amortization and technical services of $4.1 million, credit card expenses of $1.5 million and other taxes of $1.0 million, which were partially offset by a decrease of $4.8 million in salaries and other employee benefits.
2005 compared to 2004. For the year ended December 31, 2005 the efficiency ratio increased 19 basis points to 62.97% from 62.78% for the same period in 2004 due to an increase in other income adjusted by gain on sale of securities, loss on extinguishment of liabilities in 2005 and gain on sale of building in 2004. The increase in average assets, with stable operating expenses, promotes a well defined operating structure and efficient use of resources and procedures.
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
Due its strict cost control measures, management was successful in maintaining non personnel cost at essentially the same level as in 2004.
The Corporation focused on controlling expenses, resulting in a decrease in personnel costs as a percentage of average assets, from 1.20% in 2004 to 1.15% in 2005, and in other operating expenses as a percentage of average assets, from 1.65% in 2004 to 1.53% in 2005. Full-time equivalent employees were 1,591 at December 31, 2005, compared to 1,735 at December 31, 2004.
Income Taxes
In Puerto Rico, the maximum statutory corporate income tax rate applicable to the Corporation is 39%. However, there is an alternative minimum tax of 22% on the Corporation’s alternative minimum taxable income which, in general, applies if the Corporation’s regular income tax liability is less than the Corporation’s alternative minimum tax liability. Additionally, during 2005, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December, 31, 2004. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government deficit. These surtaxes increased the maximum marginal corporate income tax rate to 43.5% for the year ended December 31, 2006. The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% on the Corporation’s taxable gross income. Under the Puerto Rico Internal Revenue Code, as amended (“the PR Code”), the Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The PR Code provides a dividend received deduction of 100% on dividends received from controlled subsidiaries subject to taxation in Puerto Rico.
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
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank as in the case of our subsidiary, Santander International Bank.
2006 compared to 2005. The provision for income tax was $22.5 million (or 34.3% pretax earnings), a decrease of $8.2 million or 26.8% for the year ended December 31, 2006 compared to $30.8 million (or 27.8% of pretax earnings) for the same period in 2005. The decrease in the provision for income tax during 2006 was due in primarily to lower taxable income in 2006 compared to 2005 and was partially offset by the increase in tax rates due to special surtaxe imposed on the Corporation, refer to Note 15 of the consolidated financial statements for additional information.
2005 compared to 2004. The provision for income tax was $30.8 million, an increase of $21.1 million or 216.6% for the year ended December 31, 2005 compared to $9.7 million (or 10.1% of pretax earnings) for the same period in 2004. The increase in provision for income tax during 2005 was due to in part to higher taxable income in 2005 than in 2004 due to a change in the composition of the Corporation’s taxable and tax-exempt assets over those periods. Also, the incremental effect of the additional surtax of 2.5%, corresponding to the year ended December 31, 2005 was $1.9 million.
Financial Condition
Assets
The Corporation’s total assets were $9.2 billion and $8.3 billion as of December 31, 2006 and 2005, respectively; an increase of $916.2 million or 11.1% over 2005. As of December 31, 2006, there was an increase of $881.8 million in net loans, including loans held for sale compared to December 31, 2005 balances. The investment securities portfolio decreased $141.0 million, from $1.6 billion as of December 31, 2005 to $1.5 billion as of December 31, 2006.
The net loan portfolio, including loans held for sale, reflected an increase of 14.8% or $881.8 million, reaching $6.8 billion at December 31, 2006, compared to the figures reported as of December 31, 2005. The mortgage loan portfolio at December 31, 2006 grew $507.0 million or 23.6% compared to December 31, 2005. Mortgage loans originated during the fourth quarter of 2006 reached $244.5 million or 27.9% more than the same quarter last year. Mortgage loans originated during the year ended December 31, 2006 reached $911.6 million or 21.9% more than the same period last year. Construction loans increased $221.5 million or 103.6% as of December 31, 2006 compared to December 31, 2005. The consumer loan portfolio also reflected growth of $664.3 million or 117.1%, as of December 31, 2006, compared to December 31, 2005 due primarily to the acquisition of Island Finance. The commercial loan portfolio decreased $249.5 million or 7.5% compared to December 31, 2005, as a result of the settlement of commercial loans secured by mortgages with Doral during the second quarter of 2006.
There was an increase in other assets of $75.1 million, which consisted, mainly, of $44.2 million in accounts receivable, $11.8 in derivative assets and $9.0 million in prepaid assets. These increases were partially offset by decreases in cash and cash equivalents of $38.8 million and interest bearing deposits of $49.6 million

Short Term Investments and Interest-bearing Deposits in Other Financial Institutions
The Corporation sells federal funds, purchases securities under agreements to resell and deposits funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise invested or utilized. As of December 31, 2006, 2005 and 2004, the Corporation had interest-bearing deposits, federal funds sold and securities purchased under agreements to resell as detailed below:

	2006	2005	2004
	(Dollars in thousands)
Interest-bearing deposits	$52,235	$109,867	$92,612
Federal funds sold	35,412	15,000	231,500
Securities purchased under agreements to resell	37,995	77,429	95,150

	$125,642	$202,296	$419,262

Investment Portfolio
The following tables set forth the Corporation’s investments in government securities and certain other financial investments at December 31, 2006 and 2005, by contractual maturity, giving comparative carrying and fair values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, most of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.
Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 2006, 2005 and 2004, investment securities available for sale were $1.4 billion, $1.6 billion and $2.0 billion, respectively.
Investment securities held to maturity are carried at cost, adjusted for premium amortization and discount accretion. The Corporation classifies as investment securities held to maturity those investments for which the Corporation has the intent and ability to hold until maturity. There were no investment securities held to maturity as of December 31, 2006, 2005 and 2004.
During December 2004, BSCH communicated to the Corporation that, upon the formal adoption of International Financial Reporting Standards (“IFRS”) by the Bank of Spain, it expected to adopt IFRS effective January 1, 2005, and that, with regards to the consolidated held-to-maturity investment portfolio, it was seriously considering taking advantage of a one-time transition guidance to reclassify such investment portfolio as available for sale, as permitted by IFRS. BSCH encouraged the Corporation to conform the classification of such investment portfolio in the Corporation’s US GAAP financial statements to the classification pursuant to the one-time transition guidance under IFRS, effective January 1, 2005. After thorough consideration, in February of 2005, management of the Corporation determined that it would, subject to its Board approval, reclassify its held-to-maturity investment portfolio to the available-for-sale category under US GAAP. Management of the Corporation believes that because the deliberation process leading to the February 2005 decision was initiated during December of 2004, at December 31, 2004, the Corporation could not demonstrate that it had the positive intent to hold the aforesaid investment portfolio to maturity ; the “positive intent” is required by Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, in order for securities scoped under SFAS 115 to be classified as held to maturity. Further, because such transfer does not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS 115, the reclassification decision by the Corporation is deemed to have “tainted” the held-to-maturity category and it will not be permitted to classify prospectively investment securities scoped under SFAS 115 as held-to-maturity for a period of two years. At December 31, 2004, the securities reclassified from held to maturity to available for sale had a fair value of $840.0 million and an amortized cost of $813.8 million, which resulted in a credit to Other Comprehensive Income of $16.0 million, net of income taxes, related to the unrealized holding gain.
Other investment securities include debt, equity or other securities that do not have readily determinable fair values and are stated at amortized cost. The Corporation includes in this category stock owned to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock.

The Corporation acquires certain securities for trading purposes and carries its trading account at fair value. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used in dealing and other trading activities and are carried at fair value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in fair value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 2006, 2005 and 2004, the Corporation had $50.8 million, $37.7 million and $34.2 million of securities held for trading, respectively.
The following table presents the carrying value and fair value of the Corporation’s investment portfolio by major category as of the December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Available for Sale	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)
U.S. Treasury	$63,995	$63,995	$24,576	$24,576	$7,578	$7,578
U.S. Agency Notes	658,340	658,340	727,199	727,199	1,427,931	1,427,931
P.R. Government Obligations	55,942	55,942	53,600	53,600	52,688	52,688
Mortgage-backed Securities	631,437	631,437	754,231	754,231	489,785	489,785
Foreign Securities	75	75	75	75	150	150

	$1,409,789	$1,409,789	$1,559,681	$1,559,681	$1,978,132	$1,978,132

The tables below summarize the contractual maturity of the Corporation’s available for sale, held to maturity investment securities and other investment securities at December 31, 2006, 2005 and 2004:

	December 31, 2006
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$63,995	5.14%	$—	—	$—	—	$—	—	$63,995	$63,995	5.14%
U.S. Agency Notes	188,503	4.82%	469,837	3.89%	—	—	—	—	658,340	658,340	4.15%
P.R. Government Obligations	948	3.85%	15,482	4.26%	24,565	5.28%	14,947	5.79%	55,942	55,942	5.10%
Mortgage-backed Securities	—	—	—	—	—	—	631,437	4.99%	631,437	631,437	4.99%
Foreign Securities	25	750%	50	4.65%	—	—	—	—	75	75	5.60%
Other Securities	50,710	5.50%	—	—	—	—	—	—	50,710	50,710	5.50%

Total Securities	$304,181	5.00%	$485,369	3.90%	$24,565	5.28%	$646,384	5.01%	$1,460,499	$1,460,499	4.64%

	December 31, 2005
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$24,576	3.85%	$—	—	$—	—	$—	—	$24,576	$24,576	3.85%
U.S. Agency Notes	254,610	2.96%	259,152	3.68%	213,437	4.15%	—	—	727,199	727,199	3.57%
P.R. Government Obligations	12,790	4.93%	9,877	4.07%	27,215	4.83%	3,718	6.35%	53,600	53,600	4.82%
Mortgage-backed Securities	—	—	—	—	—	—	754,231	5.00%	754,231	754,231	5.00%
Foreign Securities	—	—	75	5.60%	—	—	—	—	75	75	5.60%
Other Securities	41,862	5.00%	—	—	—	—	—	—	41,862	41,862	5.00%

Total Securities	$333,838	3.36%	$269,104	3.70%	$240,652	4.22%	$757,949	5.01%	$1,601,543	$1,601,543	4.33%

	December 31, 2004
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield
	(Dollars in thousands)
U.S. Treasury	$7,578	2.16%	$—	—	$—	—	$—	—	$7,578	$7,578	2.16%
U.S. Agency Notes	3,057	2.24%	1,062,627	4.56%	362,247	4.13%	—	—	1,427,931	1,427,931	4.45%
P.R. Government Obligations	8,470	4.42%	22,189	4.51%	13,800	4.24%	8,229	6.42%	52,688	52,688	4.73%
Mortgage-backed Securities	—	—	890	8.36%	75	9.50%	488,820	4.30%	489,785	489,785	4.31%
Foreign Securities	75	6.98%	75	5.60%	—	—	—	—	150	150	6.29%
Other Securities	—	—	37,500	1.72%	—	—	—	—	37,500	37,500	1.72%

Total Securities	$19,180	4.94%	$1,123,281	4.29%	$376,122	4.13%	$497,049	4.33%	$2,015,632	$2,015,632	4.41%

Loan Portfolio
The following table analyzes the Corporation’s loans by type of loan, including loans held for sale, as of December 31, 2006, 2005, 2004, 2003 and 2002.

	Year ended December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial, industrial and agricultural
Retail commercial banking
Middle-market	$1,662,566	23.9%	$1,574,459	26.1%	$1,439,609	25.9%	$1,354,879	32.2%	$1,220,996	29.8%
Agricultural	59,315	0.9%	61,531	1.0%	62,198	1.1%	62,925	1.5%	67,768	1.7%
SBA	66,734	1.0%	69,763	1.2%	72,963	1.3%	72,060	1.7%	74,160	1.8%
Factor liens	20,553	0.3%	16,696	0.3%	16,818	0.3%	18,291	0.4%	14,026	0.3%
Other	6,965	0.1%	40,072	0.7%	11,978	0.2%	2,754	0.1%	4,699	0.1%

Retail commercial banking	1,816,133	26.2%	1,762,521	29.3%	1,603,566	28.8%	1,510,909	35.9%	1,381,649	33.7%
Corporate banking	673,566	9.7%	1,205,664	20.0%	1,598,443	28.8%	753,839	17.9%	585,946	14.3%
Construction	435,182	6.3%	213,705	3.5%	199,799	3.6%	209,655	5.0%	309,505	7.5%
Lease Financing	132,655	1.9%	125,168	2.1%	112,152	2.0%	105,849	2.5%	92,993	2.3%

Total Commercial	3,057,536	44.1%	3,307,058	54.9%	3,513,960	63.2%	2,580,252	61.3%	2,370,093	57.8%

Consumer
Personal (installment and other loans)	412,952	5.9%	397,169	6.6%	319,204	5.7%	287,590	6.8%	379,678	9.3%
Automobile	2	0.0%	610	0.0%	6,434	0.1%	21,232	0.5%	48,384	1.2%
Credit Cards	193,260	2.8%	169,416	2.8%	128,622	2.3%	95,362	2.3%	102,463	2.5%
Consumer Finance	625,266	9.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total Consumer	1,231,480	17.7%	567,195	9.4%	454,260	8.2%	404,184	9.6%	530,525	12.9%

Mortgage
Residential	2,649,128	38.1%	2,141,358	35.6%	1,583,418	28.5%	1,219,091	29.0%	1,196,231	29.2%
Commercial	5,412	0.1%	6,121	0.1%	7,659	0.1%	2,836	0.1%	4,482	0.1%

Total Mortgage	2,654,540	38.2%	2,147,479	35.7%	1,591,077	28.6%	1,221,927	29.1%	1,200,713	29.3%

Total Loans, net of unearned interest and deferred fees	$6,943,556	100.0%	$6,021,732	100.0%	$5,559,297	100.0%	$4,206,363	100.0%	$4,101,331	100.0%

The loan portfolio, including loans held for sale, reflected an increase of 15.3% or $921.8 million, reaching $6.9 billion at December 31, 2006, compared to the figures reported as of December 31, 2005. The mortgage loan portfolio at December 31, 2006 grew $507.0 million or 23.6% compared to December 31, 2005. Mortgage loans originated during the year ended December 31, 2006 reached $911.6 million or 21.9% more than the same period last year. The consumer loan portfolio also reflected growth of $664.3 million or 117.1%, as of December 31, 2006, compared to December 31, 2005 due primarily to the acquisition of Island Finance. The commercial loan portfolio (including construction and lease financing) decreased $249.5 million or 7.5% compared to December 31, 2005, as a result of the settlement of commercial loans secured by mortgages with Doral during the second quarter of 2006.
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
The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods. The methodology for determining the allowance for loan losses for the recently acquired Island Finance portfolio is the same as the methodology used in determining the allowance for the rest of the Corporation’s portfolios.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$66,842	$69,177	$69,693	$56,906	$51,738
Allowance acquired (Island Finance)	35,104	—	—	—	—
Provision for loan losses	65,583	20,400	26,270	49,916	63,699

	167,529	89,577	95,963	106,822	115,437

Losses charged to the allowance:
Commercial and industrial	9,792	8,044	19,250	9,198	19,158
Construction	—	1,438	—	499	1,528
Consumer	16,679	17,351	18,969	36,544	45,676
Consumer Finance	38,345	—	—	—	—
Leasing	2,071	986	1,658	1,434	3,125

	66,887	27,819	39,877	47,675	69,487

Recoveries:
Commercial and industrial	2,463	1,686	5,271	4,478	3,443
Construction	—	—	—	433	18
Mortgage	—	—	—	7	1
Consumer	1,677	2,646	7,341	5,127	7,044
Consumer Finance	1,314	—	—	—	—
Leasing	767	752	479	501	450

	6,221	5,084	13,091	10,546	10,956

Net loans charged-off	60,666	22,735	26,786	37,129	58,531

Balance at end of year	$106,863	$66,842	$69,177	$69,693	$56,906

Ratios:
Allowance for loan losses to year-end loans	1.54%	1.11%	1.24%	1.66%	1.39%
Recoveries to charge-offs	9.30%	18.28%	32.83%	22.12%	15.77%
Net charge-offs to average loans	0.93%	0.38%	0.56%	0.91%	1.32%
Allowance for loan losses to net charge-offs	176.15%	294.00%	258.26%	187.71%	97.22%
Allowance for loan losses to non-performing loans	100.01%	90.72%	79.05%	70.85%	46.10%

Provision for loan losses to:
Net charge-offs	108.11%	89.73%	98.07%	134.44%	108.83%
Average loans	1.00%	0.34%	0.55%	1.23%	1.43%
During the third quarter of 2004, the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)

Balance at beginning of year	$1,666	$1,269	$879	$1,050	$1,119
Provision for credit losses	198	397	390	(171)	(69)

Balance at end of year	$1,864	$1,666	$1,269	$879	$1,050

2006 compared to 2005. The allowance for loan losses increased $40.0 million to $106.9 million from $66.8 million as of December 31, 2005. The most significant change in the allowance for loan losses was due to the acquisition of Island Finance which had and allowance for loan losses of $41.3 million as of December 31, 2006.

The Corporation’s allowance for loan losses was $106.7 million or 1.54% of period-end loans at December 31, 2006, a 43 basis points increase over 1.11% reported as of December 31, 2005. The increase in this ratio was partially due to an increment in non-performing loans during the period. Non-performing loans increased $33.2 million or 45.0% to $106.9 million as of December 31, 2006 from $73.7 million as of December 31, 2005. The non-performing loans of Island Finance portfolio reached $24.7 million at December 31, 2006.
Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation is provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million. Through December 31, 2006, the Corporation had claimed $11.2 million from Wells Fargo under this guarantee.
The ratio of allowance for loan losses to non-performing loans reflected an increase of 929 basis points to 100.01% during the year ended 2006 when compared to 90.72% for the same period in 2005. This increase was a result of an increase in the provision for loans losses related to Island Finance portfolio. Excluding non-performing mortgage loans, this ratio is 235.8% and 235.5% as of December 31, 2006 and 2005, respectively.
The annualized ratio of net charge-off to average loans for the year ended December 31, 2006 was 0.93%, increasing 55 basis points from 0.38% for the year ended December 31, 2005. This change was due to an increment in average gross loans of $0.6 billion or 10.0% when compared with figures reported in 2005, related to the Island Finance loan portfolio acquired. Losses charged to the allowance amounted to $66.9 million in 2006, an increase of $39.1 million when compared $27.8 million of losses charged to the allowance in 2005. This increase was due to Island Finance charge-offs of $38.3 million in 2006.
2005 compared to 2004. During 2005, the Corporation’s asset quality improved resulting in a decrease in the allowance for loan losses of 3.4% from $69.2 million at December 31, 2004 to $66.8 million at December 31, 2005.
There was a significant reduction in loans charged to the allowance of 30.2% to $27.8 million at December 31, 2005 from $39.9 million compared to the same period in 2004. In addition, the ratio of allowance for loan losses to net charge-offs reflected an improving trend from 258.26% at December 31, 2004 to 294.00% at December 31, 2005. This increase was as a result of a decrease in commercial and industrial portfolio charge-offs of 58.2% reaching $8.0 million in 2005 from $19.3 million in 2004. The ratio of recoveries to charged-off was 18.28% for the year ended December 31, 2005, decreasing 1,455 basis points from December 31, 2004. The reduction in recoveries was due to the reduction in charge-offs and to the sale of certain previously charged-off consumer loans to an unrelated third party during the second quarter 2005. This resulted in an improvement of 18 basis points in the annualized ratio of net charged-off to average loans from 0.56% at December 31, 2004 to 0.38% at December 31, 2005.
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
Broken down by major loan categories, the allowance for loan losses for each of the five years in the period ended December 31, 2006 was as follows:

	Year ended December 31,
	2006		2005		2004		2003		2002
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial	$29,846	35.9%	$27,765	49.3%	$29,469	57.6%	$26,219	53.8%	$21,415	48.0%
Construction	3,128	6.3%	1,456	3.5%	1,208	3.6%	1,194	5.0%	4,149	7.5%
Consumer	20,099	8.7%	30,664	9.4%	30,832	8.2%	33,751	9.6%	29,711	12.9%
Consumer Finance	41,281	9.0%	—	—	—	—	—	—	—	—
Mortgage	9,249	38.2%	2,415	35.7%	4,250	28.6%	3,318	29.1%	124	29.3%
Lease financing	555	1.9%	2,128	2.1%	2,068	2.0%	2,922	2.5%	1,833	2.3%
Unallocated	2,705	—	2,414	—	1,350	—	2,289	—	(326)	—

	$106,863	100.0%	$66,842	100.0%	$69,177	100.0%	$69,693	100.0%	$56,906	100.0%

Under the caption “Unallocated” the Corporation maintains an unallocated reserve for loan losses of $2.7 million as of December 31, 2006. The unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
Any loan considered to be impaired is measured by the Corporation at the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2006, 2005 and 2004, the portion of the allowance for loan losses related to impaired loans was $4.4 million, $2.2 million and $4.9 million, respectively. Please refer to Notes 1 and 5 to the consolidated financial statements for further information.
Liabilities
The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.
As of December 31, 2006, total liabilities amounted $8.6 billion, reflecting an increase of 11.8% or $0.9 billion compared to $7.7 billion as of December 31, 2005. This increase in total liabilities was mainly due to increases in federal funds sold and other borrowings of $859.6 million or 111.8% and term and subordinated capital notes of $124.7 million or 77.3%. These increases were partially offset by decreases in commercial paper issued of $124.8 million or 37.3% and securities sold under agreements to repurchase of $117.2 million or 12.4%. The increase in borrowings was due to debt of $725 million incurred pursuant to the acquisition of Island Finance, the refinancing of other existing debt of the Corporation and the private placement of $125 million Trust Preferred Securities classified as borrowings in the consolidated financial statements. In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement (the “Agreement”) with National Australia Bank Limited (the “Lender”). The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement (the “Loan”) bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Company and Santander Financial will pay the Lender a facility fee (the “Facility Fee”) of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007. The Loan is guaranteed by Santander Spain, the parent of the Corporation. The Corporation pays Santander Spain a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.

During the last quarter of 2005, the Corporation issued a Conservation Trust of Puerto Rico Notes of $50 million to obtain long term financing at a reasonable interest rate. Proceeds from the offering were used to finance the loan portfolio.
The following table sets forth the Corporation’s average daily balance of liabilities for the years ended December 31, 2006, 2005 and 2004 by source, together with the average interest rates paid thereon.

	Year ended December 31,
	2006			2005			2004
		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Liabilities	Cost	Balance	Liabilities	Cost	Balance	Liabilities	Cost
	(Dollars in thousands)
Savings deposits	$1,861,167	22.5%	2.66%	$1,945,095	25.2%	2.00%	$1,916,270	26.8%	1.33%
Time deposits	2,645,357	32.0%	4.68%	2,473,737	32.1%	3.37%	1,580,760	22.1%	2.21%

Interest-bearing deposits	4,506,524	54.6%	3.85%	4,418,832	57.3%	2.77%	3,497,030	48.9%	1.73%

Federal funds, repos, and commercial paper and other borrowings	2,611,231	31.6%	5.30%	2,295,932	29.8%	3.73%	2,648,854	37.1%	2.80%
Term and subordinated notes	265,489	3.2%	5.96%	119,240	1.5%	3.74%	162,298	2.3%	3.83%

Total borrowings	2,876,720	34.8%	5.36%	2,415,172	31.3%	3.73%	2,811,152	39.4%	2.86%

Total interest-bearing liabilities	7,383,244	89.4%	4.44%	6,834,004	88.6%	3.11%	6,308,182	88.3%	2.23%

Non-interest-bearing deposits	548,163	6.6%	0.00%	663,688	8.6%	0.00%	656,215	9.3%	0.00%
Other liabilities	325,620	3.9%	0.00%	212,074	2.8%	0.00%	174,111	2.4%	0.00%

Total non-interest-bearing liabilities	873,783	10.6%	0.00%	875,762	11.4%	0.00%	830,326	11.7%	0.00%

Total Liabilities	$8,257,027	100.0%	3.97%	$7,709,766	100.0%	2.76%	$7,138,508	100.0%	1.97%

As of December 31, 2006, total deposits were $5.3 billion, reflecting an increase of $0.1 million, or 1.7%, over deposits of $5.2 billion as of December 31, 2005.
The following tables set forth additional details on the Corporation’s average deposit base for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,
Average Total Deposits	2006	2005	2004
	(Dollars in thousands)

Private Demand	$547,416	$626,829	$595,012
Public Demand	747	36,859	61,203

Non-interest bearing	548,163	663,688	656,215

Savings Accounts	792,791	859,623	786,006
NOW and Super NOW accounts	412,696	470,595	527,954
Government NOW accounts	655,680	614,877	602,310

Total Savings Accounts	1,861,167	1,945,095	1,916,270

Time deposits:
Under $100,000	259,255	231,916	215,446
$100,000 and over	2,386,102	2,241,821	1,365,304

Total Time Deposits	2,645,357	2,473,737	1,580,750

Total Interest Bearing Deposits	4,506,524	4,418,832	3,497,020

Total Deposits	$5,054,687	$5,082,520	$4,153,235

The Corporation’s most important source of funding is its costumer deposits. Total average deposits reached $5.1 billion for the year ended December 31, 2006, a slight decrease of 0.6% compared with figures reported in 2005. The decrease in average deposits was comprised primarily of decreases in average savings accounts of $83.9 million or 4.3% and in average non-interest bearing accounts of $115.5 million or 17.4%. These decreases were partially offset by an increase of $171.2 million or 6.9% in time deposits which included an increase of $0.3 billion in average brokered deposits. Average non-interest bearing deposits are the least expensive sources of funding used by Corporation and represent 6.6%, 8.6% and 9.2% of the Corporation average total liabilities for the years ended December 31, 2006, 2005 and 2004. Total average deposits represented 61.2%, 65.9% and 58.2% of the total average liabilities of the Corporation as of December 31, 2006, 2005 and 2004, respectively.
The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2006 and 2005.

	2006	2005
	(Dollars in thousands)
Three months or less	$896,638	$842,274
Over three months through six months	302,716	288,137
Over six months through twelve months	377,998	381,474
Over twelve months	963,659	850,115

Total	$2,541,011	$2,362,000

For the year ended December 31, 2006, the Corporation’s customer deposits (average balance) consisted of $548.2 million in non interest-bearing-checking accounts and $4.5 billion of interest-bearing deposits. The increase in average interest-bearing deposits was primarily in time deposits greater than $100,000, which reflected an increment of 6.4% or $144.3 million.
The average balance of the Corporation’s total borrowings increased 19.1% or $461.0 million from $2.4 billion for the year ended December 31, 2005 to $2.9 billion for the year ended December 31, 2006. This increase was due to additional borrowings incurred related to the acquisition of the Island Finance business.
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
For further information regarding the Corporation’s borrowings, see Notes 11 and 12 to the consolidated financial statements.
Capital and Dividends
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
Stockholders’ equity was $579.2 million or 6.3% of total assets at December 31, 2006, compared to $568.5 million or 6.9% of total assets at December 31, 2005. The $10.7 million change in stockholders’ equity was composed by net income of $43.2 million for the period. This improvement in stockholders’ equity was partially offset by dividends declared $29.8 million and an increase in accumulated other comprehensive loss of $2.6 million.
On July 9, 2004, the Board of Directors declared a 10% stock dividend to all shareholders of record as of July 20, 2004, payable on August 3, 2004. Cash was paid in lieu of fractional shares. The earnings per share computations for 2003 and 2002 were adjusted to reflect this stock dividend.
During 2006 and 2005 the Corporation declared and paid annual cash dividends of $0.64 per common share to common shareholders, respectively. The Corporation’s current annualized dividend yield is 3.6% at December 31, 2006.

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
During the years ended December 31, 2006 and 2005, the Corporation did not repurchase any shares of common stock. As of December 31, 2006, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. Management believes that the repurchase program has not had a significant effect on the Corporation’s liquidity and capital positions.
The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation’s common stock. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
At December 31, 2006, the Corporation’s common stock price per share was $17.85 representing an aggregate shareholder value of $832.5 million (including affiliated holdings).
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
The Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and on the Madrid Stock Exchange (LATIBEX). The symbol on the NYSE and on the LATIBEX for the common stock is “SBP” and “XSBP,” respectively. There were approximately 145 holders of record of the Corporation’s common stock as of December 31, 2006, not including beneficial owners whose shares are held in names of brokers or other nominees.
As of December 31, 2006, the Corporation was classified as a “well capitalized” institution under the regulatory framework for prompt corrective action. At December 31, 2006, the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at December 31, 2006 were 7.87% and 10.93%, respectively, and the leverage ratio was 5.81%. Refer to notes 1 and 24 in the consolidated financial statements for additional information.

Capital Adequacy Data

					To be Well Capitalized
			For Minimum Capital		Under Prompt Corrective
	Actual		Adequacy		Action Provision
			Amount	Ratio	Amount	Ratio
	Amount	Ratio	Must be	Must be	Must be	Must be
			(Dollars in thousands)
December 31, 2006:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$723,269	10.93%	≥$529,191	≥8.00%	N/A
Banco Santander	651,350	11.10%	≥ 469,346	≥8.00%	≥586,683	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	520,794	7.87%	≥ 264,596	≥4.00%	N/A
Banco Santander	583,941	9.95%	≥ 234,673	≥4.00%	≥352,010	≥6.00%
Leverage (to average assets)
Santander BanCorp	520,794	5.81%	≥ 269,000	≥3.00%	N/A
Banco Santander	583,941	7.15%	≥ 244,857	≥3.00%	≥408,095	>5.00%
December 31, 2005:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$726,939	12.30%	≥$472,889	≥8.00%	N/A
Banco Santander	638,181	11.05%	≥ 462,187	≥8.00%	≥577,734	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	537,319	9.09%	≥ 236,445	≥4.00%	N/A
Banco Santander	570,056	9.87%	≥ 231,093	≥4.00%	≥346,640	≥6.00%
Leverage (to average assets)
Santander BanCorp	537,319	6.51%	≥ 247,593	≥3.00%	N/A
Banco Santander	570,056	6.98%	≥ 245,222	≥3.00%	≥408,703	>5.00%
December 31, 2004:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$647,799	11.05%	≥$468,849	≥8.00%	N/A
Banco Santander	604,003	9.78%	≥ 494,003	≥8.00%	≥617,504	≥ 10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	505,650	8.63%	≥ 234,424	≥4.00%	N/A
Banco Santander	537,161	8.70%	≥ 247,002	≥4.00%	≥370,503	≥6.00%
Leverage (to average assets)
Santander BanCorp	505,650	6.43%	≥ 235,607	≥3.00%	N/A
Banco Santander	537,161	6.90%	≥ 233,389	≥3.00%	≥388,982	>5.00%

Goodwill and Intangible Assets
Goodwill and intangible assets were $148.3 million and $47.4 million at December 31, 2006, compared with $34.8 million and $10.1 million at December 31, 2005. The increase in Goodwill and intangible assets was related to the Consumer Finance segment with the acquisition of the Island Finance operations. Other intangible assets that reflected increases were mortgage servicing rights arising from the sale of mortgages of $0.5 million and advisory servicing rights of $0.5 million. There was no goodwill impairment recognized during 2006, 2005 or 2004. Refer to Notes 1 and 8 of the consolidated financial statements for additional information. Total goodwill and intangibles at December 31, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
	(Dollars in millions)
Mortgage Servicing Rights	$8.4	$8.0	$6.5
Advisory Servicing Rights	1.8	1.3	1.5
Intangible Pension Asset	—	0.8	—
Trade Name	23.7	—	—
Customer Relationships	9.7	—	—
Non-compete Agreement	3.8	—	—
Goodwill	148.3	34.8	34.8

	$195.7	$44.9	$42.8

Contractual Obligations and Commercial Commitments
As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commercial commitments were:

		Payments due by Period
		as of December 31, 2006
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Contractual Obligations:
Federal funds purchased and other borrowings	$1,628,400	$1,153,400	$475,000	$—	$—
Securities sold under agreements to repurchase	830,569	480,563	150,006	—	200,000
Commercial paper	209,549	209,549	—	—	—
Subordinated notes	244,468	—	—	—	244,468
Term notes	41,529	—	—	41,529	—
Operating lease obligations	57,534	18,703	14,694	9,401	14,736
Pension plan contribution	7,690	7,690	—	—	—

Total	$3,019,739	$1,869,905	$639,700	$50,930	$459,204

Other Commercial Commitments:
Lines of credit and financial guarantees written	184,959	87,995	31,359	64,562	1,043
Commitments to extend credit	1,666,490	1,666,490	—	—	—

Total	$1,851,449	$1,754,485	$31,359	$64,562	$1,043

Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a description of each of the pronouncements and management’s assessment as to the impact of the adoptions.
ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Corporation’s gross loan portfolio as of December 31, 2006, 2005 and 2004 amounted to $6.9 billion, $6.0 billion and $5.6 billion, respectively, which represented 80.7%, 75.9% and 68.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2006, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligor’s resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
As of December 31, 2006, the Corporation had over 298,000 consumer loan customers and over 7,900 commercial loan customers. As of such date, the Corporation had 34 clients with commercial loans outstanding over $10.0 million. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $15.6 million in cross-border loans as of December 31, 2006, which are collateralized with real estate in the United States of America, cash and marketable securities.
The Corporation makes a substantial number of loans to sub-prime borrowers mainly through Island Finance. At December 31, 2006, approximately 63% of Island Finance’s loan portfolio was sub-prime (borrowers with credit scores of 660 or below).

The actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Management believes that it has adequate reserves for loan losses as of December 31, 2006 to cover possible losses on this portfolio. The following risk concentration categories existed at year-end. The following risk concentration categories existed at year-end.
Industry Risk
Commercial loans, including commercial real estate and construction loans, amounted to $2.9 billion as of December 31, 2006. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2006, the use of real estate as loan collateral has resulted in a portfolio of approximately $1.5 billion, or 52.5% of the commercial loan portfolio. In addition, as of such date, loans secured by cash collateral and marketable securities amounted to $319.5 million, or 10.9% of the commercial loan portfolio. Commercial loans guaranteed by federal or local government amounted to $33.9 million as of December 31, 2006, which represents 1.2% of the commercial loan portfolio. The remaining commercial loan portfolio had $360.6 million partially secured by other types of collateral including, among others, equipment, accounts receivable, and inventory. As of December 31, 2006, unsecured commercial loans represented $723 million or 24.7% of commercial loans receivable; however, the majority of these loans were backed by personal guarantees.
In addition to the commercial loan portfolio indicated above, as of December 31, 2006, the Corporation had $1.7 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2006, stand-by letters of credit amounted to $185.0 million.
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
Government Risk
As of December 31, 2006, $722.3 million of the Corporation’s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $30.1 million of residential mortgages and $80.4 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies through the Small Business Administration (SBA) and Rural Development Programs. The Corporation is one of the largest SBA lenders in Puerto Rico. Furthermore, as of December 31, 2006, there were $55.9 million of investment securities representing obligations of the Commonwealth of Puerto Rico, its agencies, instrumentalities and political subdivisions, $50.0 million of money market deposits with Puerto Rico government banks, as well as $9.1 million of mortgage loans and $326.7 million in commercial loans issued to or guaranteed by Puerto Rico government agencies, instrumentalities, political subdivisions and municipalities. As of December 31, 2006, the Corporation’s credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities was $391.2 million composed of $335.8 million in credit facilities and $55.9 million in outstanding bonds and other obligations. The Corporation believes that the credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities is manageable. The Commonwealth of Puerto Rico has a long-standing record of supporting all of its debt obligations. It has never defaulted in the payment of principal or interest on any public debt. The Corporation’s level of exposure is manageable given the fact that its outstanding loans and investment securities have either one or more of the following characteristics: (i) investment grade rated counterparties, (ii) identifiable source of repayment, (iii) high ranking in repayment priority or (iv) tangible collateral. Collateral for the Corporation’s credit exposure to the Commonwealth of Puerto Rico consists of $60.0 million in marketable securities and $19.1 million in real estate. In addition, $88.0 million are loans or obligations to various Municipalities for which payments are secured by the full faith, credit and unlimited taxing power of the Municipalities. In the investment securities portfolio there are $23.0 million which are rated AAA and $32.9 million in bonds that were subject of a rating downgrade during the year 2006. The Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Non-performing Assets and Past Due Loans
The following table sets forth non-performing assets as of December 31, 2006, 2005, 2004, 2003 and 2002.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial, Industrial and Agricultural	$15,549	$14,326	$27,975	$30,884	$35,369
Construction	3,966	3,414	11,200	10,085	31,248
Mortgage	51,341	45,292	36,252	42,107	36,071
Consumer	7,590	4,747	6,808	9,312	15,930
Consumer Finance	24,731	—	—	—	—
Lease Financing	2,783	3,340	2,715	4,027	3,735
Restructured Loans	892	2,560	2,560	1,953	1,085

Total non-performing loans	106,852	73,679	87,510	98,368	123,438
Total repossessed assets	6,173	2,706	3,937	4,989	17,563

Non-performing assets	$113,025	$76,385	$91,447	$103,357	$141,001

Accruing loans past-due 90 days or more	$20,938	$2,999	$3,377	$2,404	$3,928

Non-performing loans to total loans	1.54%	1.22%	1.57%	2.34%	3.01%
Non-performing loans plus accruing loans past due 90 days or more to total loans	1.84%	1.27%	1.63%	2.40%	3.11%
Non-performing assets to total assets	1.23%	0.92%	1.10%	1.40%	1.91%
Interest lost	$3,112	$2,111	$2,351	$3,127	$2,338
Non-performing assets consist of past-due commercial loans, construction loans, lease financing and closed-end consumer loans with principal or interest payments over 90 days on which no interest income is being accrued, and mortgage loans with principal or interest payments over 120 days past due on which no interest income is being accrued, renegotiated loans and other real estate owned.
Once a loan is placed on non-accrual status, interest is recorded as income only to the extent of the Corporation’s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $3.1 million, $2.1 million and $2.4 million in 2006, 2005 and 2004, respectively.
Non-performing loans to total loans as of December 31, 2006 were 1.54%, a 32 basis point increase compared to the 1.22% reported as of December 31, 2005. Non-performing loans at December 31, 2006 amounted to $106.9 million comprised of Island Finance non-performing loans of $24.7 million and $82.2 million of non-performing loans of the Bank. The Corporation’s non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $8.4 million or 11.5% compared to non-performing loans as of December 31, 2005. The increase of non-performing loans (excluding Island Finance non-performing loans) is principally due to residential mortgages which increased $6.0 million, when compared to December 31, 2005. Historically, this portfolio experienced the lowest rates of losses. The commercial and consumer loan portfolios also reflected increases during the year ended December 31, 2006 of 8.5% or $1.2 million and 59.9% or $2.8 million, respectively.
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

Repossessed assets increased $3.5 million or 128.1% to $6.1 million at December 31, 2006, from $2.7 million at December 31, 2005.
As of December 31, 2005, the coverage ratio (allowance for loan losses to total non-performing loans) improved to 100.01% in 2006 from 90.72% in 2005. Excluding non performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 192.5% at December 31, 2006 compared to 235.5% as of December 31, 2005.
The accrual of interest on commercial loans, construction loans, lease financing and closed-end consumer loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. Interest on mortgage loans is not recognized after four months in arrears on payments of principal or interest. Income is generally recognized on open-end (revolving credit) consumer loans until the loans are charged off. When interest accrual is discontinued, unpaid interest is reversed on all closed-end portfolios. Interest income is subsequently recognized only to the extent that it is received. The non accrual status is discontinued when loans are made current by the borrower.
Potential Problem Loans
As a general rule, the Corporation closely monitors certain loans not disclosed under “Non-performing Assets and Past Due Loans” but that represent a greater than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factors that bear significantly on the overall condition of these loans. The principal amounts of loans under this category as of December 31, 2006 and 2005 were approximately $55.9 million and $69.4 million, respectively.
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
Market Risk and Interest Rate Sensitivity
A key component of the Corporation’s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest-earning assets and interest-bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation is experiencing a negative gap at December 31, 2006 with a one-year cumulative gap of $2.6 billion. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.
The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and are managed within limits established by the Board of Directors. The following table sets forth the repricing of the Corporation’s interest earning assets and interest-bearing liabilities at December 31, 2006 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing periods presented due to the differing repricing dates within the period. In preparing the interest rate gap report, several assumptions were considered. All assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	Interest Rate Sensitivity
	As of December 31, 2006
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(Dollars in thousands)
ASSETS:
Investment Portfolio	$249,837	$5,958	$320,188	$733,037	$89,525	$—	$112,746	$1,511,291
Deposits with Other Banks	146,323	—	—	—	—	—	104,396	250,719
Loan Portfolio:
Commercial	1,326,426	287,435	337,930	315,527	232,311	60,821	61,904	2,622,354
Construction	415,938	871	4,207	11,775	—	—	2,429	435,220
Consumer	303,159	256,245	491,118	153,945	30,141	—	(3,128)	1,231,480
Mortgage	79,753	261,164	662,583	566,504	927,507	152,467	4,524	2,654,502
Fixed and Other Assets	—	—	—	—	—	—	482,602	482,602

Total Assets	2,521,436	811,673	1,816,026	1,780,788	1,279,484	213,288	765,473	9,188,168

LIABILITIES AND STOCKHOLDERS’ EQUITY:

External Funds Purchased:
Commercial Paper	209,549	—	—	—	—	—	—	209,549
Repurchase Agreements	480,563	150,006	—	200,000	—	—	—	830,569
Federal Funds and other borrowings	1,350,000	278,400	—	—	—	—	—	1,628,400
Deposits:
Certificates of Deposit	952,811	855,646	698,608	280,069	41,465	113	(22,134)	2,806,578
Demand Deposits and Savings Accounts	123,429	74,359	24,479	547,618	—	—	(23,796)	746,089
Transactional Accounts	431,253	224,240	533,777	572,036	—	—	—	1,761,306
Senior and Subordinated Debt	—	—	—	31,640	254,358	—	—	285,998
Other Liabilities and Capital	—	—	—	—	—	—	919,679	919,679

Total Liabilities and Capital	3,547,605	1,582,651	1,256,864	1,631,363	295,823	113	873,749	9,188,168

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	3,005,786	755,448	1,384,779	280,856	215,980	—	—	5,642,849
Interest Rate Swaps (Liabilities)	(3,338,295)	(1,197,653)	(1,029,427)	(13,906)	(63,568)	—	—	(5,642,849)
Caps	38,704	22,907	7,510	832	1,031	—	—	70,984
Caps Final Maturity	(38,704)	(22,907)	(7,510)	(832)	(1,031)	—	—	(70,984)

GAP	(1,358,678)	(1,213,183)	914,514	416,375	1,136,073	213,175	(108,276)	—

Cumulative GAP	$(1,358,678)	$(2,571,861)	$(1,657,347)	$(1,240,972)	$(104,899)	$108,276	$—	$—

Cumulative GAP to earning assets	-15.61%	-29.54%	-19.04%	-14.25%	-1.20%	1.24%
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
As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares three standardized reports with detailed information on the sources of interest income and expense: the “Financial Profitability Report”, the “Net Interest Income Shock Report”, and the “Market Value Shock Report.” The first report deals with historical data while the latter two deal with expected future earnings.
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
NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $30 million of maximum NIM loss for a 1% parallel shock and $135 million maximum MVE loss for a 1% parallel shock. These limits are established annually at the beginning of year and are changed as warranted by market conditions and the Corporation’s tolerance for possible losses. The limits established for 2005 were $25 million maximum NIM loss for a 1% parallel shock and $125 million maximum MVE loss for a 1% parallel shock. As of December 31, 2006, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $20.5 million if market rates were to increase 100 basis points immediately and parallel across the yield curve, less than the $30 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $92.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $135 million limit.
As of December 31, 2006 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Derivatives
The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 20 to the consolidated financial statements for details of the Corporation’s derivative transactions as of December 31, 2006 and 2005.
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

Hedging Activities:
The following table summarizes the derivative contracts designated as hedges as of December 31, 2006, 2005 and 2004, respectively:

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**

Cash Flow Hedges
Foreign Currency	$—	$—	$—	$36
Interest Rate Swaps	825,000	(351)	—	(214)
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$117,725	$2,182	$—	$(36)
Interest Rate Swaps	—	—	—	1,369
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

	December 31, 2004
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$100,000	$(2,242)	$—	$3,463
Fair Value Hedges
Interest Rate Swaps	618,648	(9,764)	579	—

Totals	$718,648	$(12,006)	$579	$3,463

*	The notional amount represents the gross sum of long and short

**	Net of tax
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
As of December 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $214,000. As of December 31, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $1.3 million. As of December 31, 2004, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $3.5 million.
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
The fair value hedges have maturities through the year 2032 as of December 31, 2006 and December 31, 2005. The weighted-average rate paid and received on these contracts as of December 31, 2006 is 5.37% and 4.34%, respectively, and 4.84% and 4.33%, as of December 31, 2005, respectively.
The $1.2 billion and $1.4 billion fair value hedges are associated to the swapping of fixed rate debt as of December 31, 2006 and 2005, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
Derivative instruments not designated as hedging instruments:
Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of December 31, 2006 and 2005 and 2004, respectively:

	December 31, 2006
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,108	$(421)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,136	$(409)	$(541)

	December 31, 2005
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

	December 31, 2004
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$335,426	$568	$(69)
Interest Rate Caps	67,971	(16)	22
Other	2,415	3	3
Equity Derivatives	138,895	—	2,924

Totals	$544,707	$555	$2,880

*	The notional amount represents the gross sum of long and short
The increase in interest swaps as of December 31, 2006 compared to December 31, 2005 is due to an increase in derivatives sold to clients and affiliates.
Liquidity Risk
Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure our ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of December 31, 2006 the Corporation had $3.0 billion in unsecured lines of credit ($2.8 billion available) and $7.2 billion in collateralized lines of credit with banks and financial entities ($5.5 billion available). All securities in portfolio are highly rated and very liquid, enabling us to treat them as a secondary source of liquidity.

The Corporation does not have significant usage or limitations on its ability to upstream or downstream funds as a method of liquidity. However, there are certain tax constraints when borrowing funds (excluding the placement of deposits) from BSCH or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The Corporation does not face significant limitations to its ability to downstream funds to its affiliates. The current intra-group credit line for the Corporation is $1.9 billion. This credit line increased during 2006 as a result of the acquisition of Island Finance when credit was initially provided by Santander Spain.
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
During 2006 the Corporation undertook a financing transaction to fund its operations, including cash flow requirements and future growth. During the first quarter of 2006 the Corporation engaged in several financing transactions in order to fund the acquisition of Island Finance. In connection with this transaction, on February 28, 2006, the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company, to be used in connection with the acquisition of substantially all the assets of Island Finance in Puerto Rico from Wells Fargo. The loan bears interest at an annual rate of 4.965%, payable semiannually. The Corporation did not pay any commitment fee or commission in connection with the loan. On June 19, 2006, Santander Bancorp entered into a novation agreement and an amended and restated loan agreement with Lloyds TBS Bank to refinance the terms of the $725 million loan agreement with Santusa Holdings S.L. The loan under the Amended Loan agreement bears interest at an annual rate equal to aggregate of (i) 0.10% per annum, (ii) the 3 month LIBOR rate, and (iii) a percentage rate per annum calculated by Lloyds TBS Bank. The interest under the loan is payable in interest periods of one, three or six months, or such, or other period as requested by the Company at the time of drawing.
In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement (the “Agreement”) with National Australia Bank Limited (the “Lender”). The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Company and Santander Financial will pay the Lender a facility fee (the “Facility Fee”) of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007.
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
The Corporation has a high credit rating, which permits the Corporation to utilize various alternative funding sources. The Corporation’s current ratings are as follows:

	Standard	Fitch
	& Poor’s	IBCA
Short-term funding	A-1	F1+
Long-term funding	A	AA-
Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of

December 31, 2006, the Corporation had a liquidity ratio of 11.48%. At December 31, 2006, the Corporation had total available liquid assets of $1.3 billion. The Corporation believes that it has sufficient liquidity to meet current obligations.
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
Maturity and Interest Rate Sensitivity of Interest-Earning Assets as of December 31, 2006
The following table sets forth an analysis by type and time remaining to maturity of the Corporation’s loans and securities portfolio as of December 31, 2006. Loans are stated before deduction of the allowance for loan losses and include loans held for sale.

	As of December 31, 2006
	Maturities and/or Next Repricing Date
		After One Year
		Through Five Years		After Five Years
	One Year	Fixed	Variable	Fixed	Variable
	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates	Total
			(Dollars in thousands)

Cash and Cash Equivalents and other Interest-bearing deposits	$250,719	$—	$—	$—	$—	$250,719
Investment Portfolio	255,796	1,053,225	—	202,270	—	1,511,291
Loans:
Commercial	1,034,660	588,253	321,983	351,744	193,059	2,489,699
Construction	181,309	15,982	229,866	—	8,063	435,220
Consumer	319,369	258,308	—	28,537	—	606,214
Consumer Finance	240,042	346,964	31,759	1,645	4,856	625,266
Mortgage	340,919	1,229,087	—	1,084,496	—	2,654,502
Leasing	56,626	65,204	7,493	3,291	41	132,655

Total	$2,679,440	$3,557,023	$591,101	$1,671,983	$206,019	$8,705,566

Capital Expenditures
The following table reflects capital expenditures for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)

Headquarters/branches	$1,217	$4,194	$2,478
Data processing equipment	2,907	2,583	2,071
Software	5,818	6,111	5,096
Office furniture and equipment	2,161	3,138	1,947

Total	$12,103	$16,026	$11,592

During 2005, the Corporation’s capital expenditures reflected an increase in office furniture and headquarters/branches. The Corporation invested in new facilities to relocate Santander Securities, as well as, in new branches of Banco Santander and remodeling of several existing branches. The increase in data processing equipment and software were pursuant to standard maintenance and improvement procedures.

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
Puerto Rico Income Taxes
The Corporation is subject to Puerto Rico income tax. The maximum statutory regular corporate tax rate that the Corporation is subject to under the P.R. Code is 39%. In computing its net income subject to the regular income tax, the Corporation is entitled to exclude from its gross income, interest derived on obligations of the Commonwealth of Puerto Rico and its agencies, instrumentalities and political subdivisions, obligations of the United States Government and its agencies and instrumentalities, certain FHA and VA loans and certain GNMA securities. In computing its net income subject to the regular income tax the Corporation is entitled to claim a deduction for ordinary and necessary expenses, worthless debts, interest and depreciation, among others. The Corporation’s deduction for interest is reduced in the same proportion that the average adjusted basis of its exempt obligations bears to the average adjusted basis of its total assets.
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
On August 1, 2005 a temporary, two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increased the maximum marginal corporate income tax rate from 39% to 41.5%. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government’s budget deficit. These surtaxes increased the maximum marginal corporate income tax rate from 39% to 43.5% for the year ended December 31, 2006. The incremental effect of these surtaxes corresponding to the year ended December 31, 2006 was $2.3 million.

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

CERTIFICATION PURSUANT TO SECTION 303A.12(a) OF THE
NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL
Santander BanCorp’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 31.3 to Santander BanCorp’s 2006 Form 10-K. In addition, on June 23, 2006, Santander BanCorp’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards. The foregoing certification was unqualified.

By:	/s/ José Ramón González
President and Chief Executive Officer

By:	/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

By:	/s/ María Calero
Executive Vice President and
Chief Accounting Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Deloitte & Touche LLP
Torre Chardón
350 Chardón Ave. Suite 700
San Juan, PR 00918-2140
USA

Tel: +I 787 759 7171
Fax: +I 787 756 6340
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Santander Bancorp and subsidiaries (the “Corporation”, a Puerto Rico corporation and a subsidiary of Santander Central Hispano, S.A.) maintained effective internal control over financial reporting as of December 3 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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

Member of Deloitte Touche Tohmatsu

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Santander Financial Services, Inc. from their assessment of internal control over financial reporting as of December 31, 2006 because this entity was acquired by the Corporation in a purchase business combination during 2006. Santander Financial Services, Inc. represents approximately 9% of the Corporation’s consolidated total assets as of December 31, 2006 and approximately -2% (as a result of a pretax loss of approximately $1.3 million) of the Corporation’s consolidated net income for the year ended December 31, 2006.
In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Corporation as of and for the year ended December 31, 2006 and our report dated March 28, 2007 expressed an unqualified opinion on those financial statements.
March 28, 2007
Stamp No. 2219801
affixed to original.

Deloitte & Touche LLP
Torre Chardón
350 Chardón Ave. Suite 700
San Juan, PR 00918-2140
USA

Tel: +I 787 759 7171
Fax: +I 787 756 6340
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited the accompanying consolidated balance sheets of Santander Bancorp and subsidiaries (the “Corporation”, a Puerto Rico corporation and a subsidiary of Santander Central Hispano, S.A.) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
March 28, 2007
Stamp No. 2219802
affixed to original.

74.01

Santander BanCorp and Subsidiaries
Consolidated Balance Sheets-December 31, 2006 and 2005
(Dollars in thousands, except share data)

	2006	2005
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$125,077	$136,731
Interest-bearing deposits	780	8,833
Federal funds sold and securities purchased under agreements to resell	73,407	92,429

Total cash and cash equivalents	199,264	237,993

Interest-Bearing Deposits	51,455	101,034
Trading Securities, at fair value	50,792	37,679
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	867,944	995,032
Other investment securities available for sale	541,845	564,649

Total investment securities available for sale	1,409,789	1,559,681

Other Investment Securities, at amortized cost	50,710	41,862
Loans Held for Sale, net	196,277	213,102
Loans, net	6,640,416	5,741,788
Accrued Interest Receivable	102,244	77,962
Premises and Equipment, net	56,299	55,867
Goodwill	148,300	34,791
Intangible Assets	47,427	10,092
Other Assets	235,195	160,097

	$9,188,168	$8,271,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$746,089	$672,225
Interest-bearing	4,567,885	4,552,425

Total deposits	5,313,974	5,224,650

Federal Funds Purchased and Other Borrowings	1,628,400	768,846
Securities Sold Under Agreements to Repurchase	830,569	947,767
Commercial Paper Issued	209,549	334,319
Term Notes	41,529	40,215
Subordinated Capital Notes	244,468	121,098
Accrued Interest Payable	91,245	65,160
Other Liabilities	249,214	201,366

Total liabilities	8,608,948	7,703,421

Contingencies and Commitments (Notes 4, 11, 12, 14, 15, 16 and 17)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding in December 2006 and 2005	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares in December 2006 and 2005	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(44,213)	(41,591)
Retained earnings:
Reserve fund	137,511	133,759
Undivided profits	122,677	113,114

Total stockholders’ equity	579,220	568,527

	$9,188,168	$8,271,948

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Interest Income:
Loans	$535,327	$359,415	$261,744
Investment securities	74,023	71,938	97,901
Interest-bearing deposits	4,439	4,065	1,054
Federal funds sold and securities purchased under agreements to resell	4,531	4,187	3,123

Total interest income	618,320	439,605	363,822

Interest Expense:
Deposits	173,380	122,212	60,279
Securities sold under agreements to repurchase and other borrowings	139,960	86,969	79,901
Subordinated capital notes	14,374	3,402	582

Total interest expense	327,714	212,583	140,762

Net interest income	290,606	227,022	223,060
Provision for Loan Losses	65,583	20,400	26,270

Net interest income after provision for loan losses	225,023	206,622	196,790

Other Income:
Bank service charges, fees and other	49,078	42,272	38,977
Broker-dealer, asset management and insurance fees	56,973	53,016	51,113
Gain on sale of securities	—	17,842	11,475
Loss on extinguishment of debt	—	(5,959)	—
Gain on sale of loans	1,994	7,876	431
Gain on sale of building	—	—	2,754
Other income	10,424	10,311	12,489

Total other income	118,469	125,358	117,239

Other Operating Expenses:
Salaries and employee benefits	121,711	95,002	91,582
Occupancy costs	22,476	16,811	13,959
Equipment expenses	4,797	3,802	3,775
EDP servicing, amortization and technical assistance	40,084	31,589	34,462
Communication expenses	11,358	8,232	8,976
Business promotion	11,613	11,065	10,435
Other taxes	11,514	8,443	8,584
Other operating expenses	54,230	46,442	45,604

Total other operating expenses	277,783	221,386	217,377

Income before provision for income tax	65,709	110,594	96,652
Provision for Income Tax	22,540	30,788	9,724

Net Income Available to Common Shareholders	$43,169	$79,806	$86,928

Basic and Diluted Earnings per Common Share	$0.93	$1.71	$1.86

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Common Stock:
Balance at beginning of year	126,626	126,626	116,026
Stock dividend distributed	—	—	10,600

Balance at end of year	126,626	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171	211,742
Stock dividend distributed	—	—	92,429

Balance at end of year	304,171	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)	(67,552)

Balance at end of year	(67,552)	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(41,591)	(6,818)	(19,465)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(587)	(34,031)	9,094
Unrealized net (loss) gain on cash flow hedges, net of tax	(178)	1,333	3,463
Minimum pension (liability) benefit, net of tax	(1,750)	(2,075)	90
Initial adoption of SFAS No. 158, net of tax	(107)	—	—

Balance at end of year	(44,213)	(41,591)	(6,818)

Reserve Fund:
Balance at beginning of year	133,759	126,820	118,919
Transfer from undivided profits	3,752	6,939	7,901

Balance at end of year	137,511	133,759	126,820

Undivided Profits:
Balance at beginning of year	113,114	70,099	116,036
Net income	43,169	79,806	86,928
Transfer to reseve fund	(3,752)	(6,939)	(7,901)
Deferred tax benefit amortization	(5)	(3)	(13)
Common stock cash dividends	(29,849)	(29,849)	(21,922)
Stock dividend distributed	—	—	(103,029)

Balance at end of year	122,677	113,114	70,099

Total stockholders’ equity	$579,220	$568,527	$553,346

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Comprehensive income
Net income	$43,169	$79,806	$86,928

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available for sale, net of tax	(926)	(18,298)	18,526
Reclassification adjustment for losses (gains) included in net income, net of tax	339	(15,733)	(9,403)
Unrealized losses on investment securities transferred to the held-to- maturity category, net of amortization	—	—	(29)

Unrealized (losses) gains on investment securities available for sale, net of tax	(587)	(34,031)	9,094

Unrealized (losses) gains on derivative used for cash flow hedges, net of tax	(178)	1,333	3,463
Minimum pension (liability) benefit, net of tax	(1,750)	(2,075)	90

Total other comprehensive (loss) income, net of tax	(2,515)	(34,773)	12,647

Comprehensive income	$40,654	$45,033	$99,575

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,169	$79,806	$86,928

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,595	13,184	13,238
Deferred tax (benefit) provision	(2,123)	2,854	3,715
Provision for loan losses	65,583	20,400	26,270
Gain on sale of building	—	—	(2,754)
Gain on sale of securities	—	(17,842)	(11,475)
Gain on sale of loans	(1,994)	(7,876)	(431)
Gain on sale of mortgage-servicing rights	(170)	(83)	(400)
Losses (gains) on derivatives	477	(1,964)	(3,459)
Trading gains	(1,243)	(805)	(1,193)
Net (discount) premium amortization (accretion) on securities	(3,421)	3,586	3,983
Net (discount) premium amortization (accretion) on loans	(3,994)	1,155	873
Purchases and originations of loans held for sale	(908,272)	(748,086)	(733,022)
Proceeds from sales of loans	180,463	253,902	195,465
Repayments of loans held for sale	6,579	12,196	35,233
Proceeds from sales of trading securities	9,750,934	1,610,299	2,207,495
Purchases of trading securities	(9,755,086)	(1,612,989)	(2,197,939)
Net change in:
Increase in accrued interest receivable	(24,280)	(33,280)	(8,284)
(Increase) decrease in other assets	(70,230)	(10,303)	10,402
Increase in accrued interest payable	26,085	42,494	3,938
Increase (decrease) in other liabilities	24,436	12,245	(5,530)

Total adjustments	(698,661)	(460,913)	(463,875)

Net cash used in operating activities	(655,492)	(381,107)	(376,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits	49,578	(51,034)	(40,000)
Proceeds from sales of investment securities available for sale	—	906,150	1,450,058
Proceeds from maturities of investment securities available for sale	29,621,084	23,250,923	1,595,155
Purchases of investment securities available for sale	(29,591,661)	(23,949,534)	(2,701,767)
Proceeds from maturities of investment securities held to maturity	—	—	47,994
Purchases of investment securities held to maturity and other investments	(8,848)	(4,362)	(69,739)
Repayment of securities and securities called	125,448	173,462	186,792
(Payments on) proceeds from derivative transactions	(392)	2,303	2,943
Purchases of mortgage loans	—	(289,881)	(40,625)
Net decrease (increase) in loans	359,889	292,987	(836,288)
Proceeds from sales of mortgage-servicing rights	170	83	400
Proceeds from sale of building	—	—	14,000
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	(740,761)	—	—
Payment for the acquisition of net assets of insurance company, net of cash and cash equivalents acquired	(2,074)	—	—
Purchases of premises and equipment	(5,611)	(9,076)	(6,258)

Net cash (used in) provided by investing activities	(193,178)	322,021	(397,335)

(Continued)
The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	89,349	489,835	611,945
Net increase (decrease) in federal funds purchased and other borrowings	859,554	(11,488)	430,334
Net decrease in securities sold under agreements to repurchase	(117,198)	(401,677)	(458,794)
Net (decrease) increase in commercial paper issued	(124,770)	(295,225)	374,640
Net increase (decrease) in term notes	1,314	8,758	(134,509)
Issuance of subordinated capital notes	124,078	49,852	58,765
Dividends paid	(22,386)	(22,386)	(21,922)

Net cash provided by (used in) financing activities	809,941	(182,331)	860,459

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,729)	(241,417)	86,177
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	237,993	479,410	393,233

CASH AND CASH EQUIVALENTS, END OF YEAR	$199,264	$237,993	$479,410

(Concluded)
The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
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
Following is a summary of the Corporation’s most significant accounting policies:
Nature of Operations and Use of Estimates
Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and Subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management, Santander Mortgage Corporation, Santander Financial Services, Inc., Santander International Bank and Santander Insurance Agency and Island Insurance Corporation, respectively.
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
Acquisition
On February 28, 2006 the Corporation acquired substantially all the assets and business operations in Puerto Rico of Island Finance for $742 million. The Island Finance operation was acquired by Santander Financial Services, Inc. (“Santander Financial”) a 100% owned subsidiary of the Corporation. In connection with this transaction the Corporation entered into a $725 million loan agreement with Santusa Holding, S.L., a subsidiary of its parent company. The Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes and the dividends as interest expense in accompanying condensed consolidated financial statements.
The Corporation recorded the acquisition of Island Finance under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition date as summarized below.

	February 28, 2006
	(In thousands)
Purchase price		$742,000

Loans	$582,225
Other Assets	9,640

Total Assets	591,865
Other Liabilities	(2,974)

Net Assets Acquired		588,891
Identified Intangibles		39,600

Goodwill		$113,509

In July 2006, the Corporation acquired at book value Island Insurance Corporation from Wells Fargo for $5.7 million. Island Insurance Corporation is a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. This corporation is currently inactive.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The accrual of interest on commercial loans, construction loans, lease financing and closed-end consumer loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. Interest on mortgage loans is not recognized after four months in arrears on payments of principal or interest. Income is generally recognized on open-end (revolving credit) consumer loans until the loans are charged off. When interest accrual is discontinued, unpaid interest is reversed on all closed-end portfolios. Interest income is subsequently recognized only to the extent that it is received. The non accrual status is discontinued when loans are made current by the borrower.
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
Acquired Loans
AICPA Statement of Position 03-3, “Accounting for Certain loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) which became effective for loans acquired in fiscal years subsequent to December 31, 2004, requires that purchased impaired loans be recorded at fair value and prohibits the carryover of an allowance for loan losses on certain loans acquired in a business combination accounted for as a purchase. Pursuant to SOP 03-3, for certain acquired loans that have experienced deterioration of credit quality between origination and the Corporation’s acquisition of the loans, the amount paid for the loans reflects the Corporation’s determination that it is probable that the Corporation will be unable to collect all amounts due according to the loan’s contractual terms. Certain of the loans acquired in connection with the acquisition of Island Finance had experienced credit deterioration since the date of origination to the date of acquisition and were accounted for under SOP 03-3. At acquisition, the Corporation reviewed each loan to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that the Corporation would be unable to collect all amounts due according to the loans’ contractual terms. For these loans, the excess of undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable difference). The amount representing the excess of cash flows estimated at acquisition over the purchase price is accreted into purchase discount earned over the life of the loan (accretable yield).
The nonaccretable difference is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting may be used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.
Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable difference are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable difference is transferred to the accretable discount and is accreted into interest income over the remaining life of the loans. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.
There is judgment involved in estimating the amount of the loans’ future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect the Corporation’s financial condition and results of operations.
The following table summarizes the outstanding loan balances, cash flows expected to be collected and the fair value of the loans acquired in the Island Finance acquisition as of February 28, 2006, to which SOP 03-3 has been applied.

(In thousands)
Outstanding contractual receivable balance at acquisition	$23,149

Cash flows expected to be collected at acquisition	$14,129

Basis in acquired receivable at acquisition	$13,995

Carrying amount of acquired receivables at December 31, 2006	$8,248

The accretable yield of $134,000 as of February 28, 2006 had been substantially amortized as of December 31, 2006.
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
Homogeneous loans, such as consumer installments, credit cards, residential mortgage loans and consumer finance are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category, market loss trends and other relevant economic factors.
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
The Corporation evaluates for impairment its long-lived assets, including certain identifiable intangibles and long-lived assets to be disposed of, whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2006, 2005 and 2004.
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
Goodwill and Intangible Assets
The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested annually as of the end of the third quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statement of income.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statement of income.
The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
As a result of the purchase price allocations from prior acquisitions and the Corporation’s decentralized structure, goodwill is included in multiple reporting units. Due to certain factors such as the highly competitive environment, cyclical nature of the business in some of the reporting units, general economic and market conditions as well as planned business or operational strategies, among others, the profitability of the Corporation’s individual reporting units may periodically suffer from downturns in these factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Corporation as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact the Corporation’s reporting units, the Corporation’s reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

Based on management’s assessment of the value of the Corporation’s goodwill which includes an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired.
Mortgage-servicing Rights
The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or market at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. An impairment loss amounting to $51,000 and $214,000 was recognized for the years ended December 31, 2006 and 2005, respectively. No impairment was recognized for the year ended December 31, 2004.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. At December 31, 2006 and 2005, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $818,364,000 and $675,852,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $2,598,000 and $2,057,000 at December 31, 2006 and 2005, respectively.
Trust Services
In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $3,718,000,000 and $6,838,000,000 at December 31, 2006 and 2005, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. In December 2006, the Corporation sold to an unaffiliated third party the servicing rights with respect to the following trust pension accounts: personal trust, customer employee benefit plans, guardianship accounts, insurance trust, escrow accounts and securities custody accounts. No gain or loss was recognized on this transaction. For a period not to exceed ten months after the closing date of the sale, the Corporation will transfer to the purchaser the trust accounts (of approximately $1.2 billion) and related servicing in a timely and orderly manner. Fees collected during the transfer period shall be allocated between both entities on a pro rata basis. The Bank’s Trust Division will focus its effort on the transfer and paying agent and IRA account services.
While the assets and operations of the Trust Division of the Corporation meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation has not segregated the Division’s assets and results of operation, as the amounts are immaterial. Results of operations (net of taxes) were approximately $908,000, $645,000 and $634,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Treasury Stock
Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the consolidated balance sheets. As of December 31, 2006 treasury stock has not been retired or reissued.
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
Earnings Per Common Share
Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share were 46,639,104 for the years ended December 31, 2006, 2005 and 2004. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the years ended December 31, 2006, 2005 and 2004.
Statements of Cash Flows
Supplemental Disclosures of Cash Flow Information:

	2006	2005	2004
	(Dollars in thousands)
Cash paid during the year for:
Interest	$301,619	$195,157	$136,824

Income taxes	$34,937	$6,713	$11,322

Noncash transactions:
Stock dividend (See Note 14)	$—	$—	$103,029

Minimum pension (liability) benefit (See Note 17)	$1,750	$2,075	$(90)

Initial adoption of SFAS No. 158 (See Note 17)	$107	$—	$—

Recent Accounting Pronouncements that Affect the Corporation
The adoption of the following accounting pronouncements did not have a material impact on the Corporation’s results of operations and financial condition:
•	SFAS No. 154, “Accounting Changes and Error Corrections”. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations or cash flows.

•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R.” In September 2006, FASB issued SFAS No. 158, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The standard was effective as of December 31, 2006 for the recognition of our plans’ funded status. Upon adoption of the standard, to recognize the amounts currently recorded in the consolidated statement of condition, the Corporation recorded an after-tax reduction of accumulated other comprehensive income of $107,000. Additional disclosures required by the new standard are included in Note 17.

•	Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued SAB 108, which provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations or cash flows.

The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its financial condition and results of operations.
•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133 (“SFAS 155”). In February 2006, the FASB issued SFAS No. 155, which permits the Corporation to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Corporation’s fiscal year that begins after September 15,

2006. The Corporation is currently evaluating the effects of the adoption of SFAS 155 on its consolidated financial position and results of operations.
•	SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140.” In March 2006, the FASB issued SFAS No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Corporation is currently evaluating the effects of the adoption of SFAS 156 on its consolidated financial position or results of operations.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial reporting and disclosures.

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of this statement to have a material impact on its consolidated financial statements.
2. Trading Securities:
Proceeds from sales of trading securities during 2006, 2005 and 2004 were approximately $9,750,934,000 $1,610,299,000 and $2,207,495,000 respectively. Net gains of approximately $1,117,000, $1,099,000 and $1,166,000 were realized during 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, an unrealized holding gain of $96,000, a loss of $294,000 and a gain of $27,000 was recognized, respectively. Trading gain on futures transactions of $30,000 was realized in 2006 and trading losses on futures transactions of $528,000 and $1,069,000 were realized in 2005 and 2004, respectively.

3. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	December 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,497	$29	$28	$252,498	4.90%
After one year to five years	485,258	—	15,421	469,837	3.89%

	737,755	29	15,449	722,335	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	2	948	3.85%
After one year to five years	16,005	—	523	15,482	4.26%
After five years to ten years	24,966	6	407	24,565	5.28%
Over ten years	14,781	166	—	14,947	5.79%

	56,702	172	932	55,942	5.10%

Mortgage-backed securities:
Over ten years	653,521	—	22,084	631,437	4.99%

Foreign securities
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,448,053	$201	$38,465	$1,409,789	4.57%

	December 31, 2005
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$279,780	$4	$598	$279,186	3.40%
After one year to five years	268,511	—	9,359	259,152	3.68%
After five years to ten years	219,920	—	6,483	213,437	4.15%

	768,211	4	16,440	751,775	3.58%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	12,750	43	3	12,790	4.93%
After one year to five years	9,920	11	54	9,877	4.07%
After five years to ten years	27,604	34	423	27,215	4.83%
Over ten years	3,786	10	78	3,718	6.35%

	54,060	98	558	53,600	4.82%

Mortgage-backed securities:
Over ten years	775,073	—	20,842	754,231	5.00%

Foreign securities
After one year to five years	75	—	—	75	5.60%

	$1,597,419	$102	$37,840	$1,559,681	4.42%

The number of positions, fair value and unrealized losses at December 31, 2006, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	11	$649,737	$15,449	—	$—	$—	11	$649,737	$15,449
Commonwealth of Puerto Rico and its subdivisions	6	13,673	223	14	21,508	709	20	35,181	932
Mortgage-backed securities	1	5,799	139	30	625,638	21,945	31	631,437	22,084

	18	$669,209	$15,811	44	$647,146	$22,654	62	$1,316,355	$38,465

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
As of December 31, 2006, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
There were no sales of investment securities available for sale during 2006. Proceeds from sales of investment securities available for sale were approximately $906,150,000 and $1,450,058,000, in 2005 and 2004, respectively. Gross gains of approximately $17,849,000 and $12,789,000 were realized in 2005 and 2004, respectively. Gross losses of approximately $7,800 and $1,314,000 were realized in 2005 and 2004, respectively.

4. Assets Pledged:
At December 31, 2006 and 2005, investment securities and loans were pledged to secure deposits of public funds. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge the collateral as of December 31, were as follows:

	2006	2005
	(Dollars in thousands)
Investment securities available for sale	$356,728	$321,789
Loans	313,582	294,433
Other	22,004	18,830

	$692,314	$635,052

At December 31, 2006 and 2005, investment securities with a carrying value of approximately $867,944,000 and $995,032,000, respectively, were pledged to securities sold under agreements to repurchase.
5. Loans:
The Corporation’s loan portfolio at December 31 consists of the following:

	2006	2005
	(Dollars in thousands)
Commercial and industrial	$2,489,959	$2,968,178
Consumer	604,619	564,198
Consumer Finance	849,036	—
Leasing	143,836	137,855
Construction	438,573	217,304
Mortgage	2,453,429	1,929,203

	6,979,452	5,816,738
Unearned income and deferred fees/costs	(232,173)	(8,108)
Allowance for loan losses	(106,863)	(66,842)

Loans, net	$6,640,416	$5,741,788

At December 31, the recorded investment in loans that were considered impaired is as follows:

	2006	2005
	(Dollars in thousands)
Impaired loans with related allowance	$19,069	$6,800
Impaired loans that did not require allowance	38,170	41,976

Total impaired loans	$57,239	$48,776

Allowance for impaired loans	$4,360	$2,227

Impaired loans measured based on fair value of collateral	$57,239	$48,776

Impaired loans measured based on discounted cash flows	$—	$—

Interest income recognized on impaired loans	$419	$24

The average balance of impaired loans for the years ended December 31, 2006 and 2005 was approximately $53 million and $65 million, respectively.
The following schedule reflects the approximate outstanding principal amount and the effect on earnings of non-accruing loans.

	2006	2005	2004
	(Dollars in thousands)
Principal balance as of December 31	$106,852	$73,679	$87,510

Interest income which would have been recorded had the loans not been classified as non-accruing	$3,112	$2,111	$2,351

Loans past due ninety days or more and still accruing interest	$20,938	$2,999	$3,377

6. Allowance for Loan Losses:
Changes in the allowance for loan losses are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$66,842	$69,177	$69,693
Allowance acquired (Island Finance)	35,104	—	—
Provision for loan losses	65,583	20,400	26,270

	167,529	89,577	95,963

Losses charged to the allowance:
Commercial and industrial	9,792	8,044	19,250
Construction	—	1,438	—
Consumer	16,679	17,351	18,969
Consumer Finance	38,345	—	—
Leasing	2,071	986	1,658

	66,887	27,819	39,877

Recoveries:
Commercial and industrial	2,463	1,686	5,271
Consumer	1,677	2,646	7,341
Consumer Finance	1,314	—	—
Leasing	767	752	479

	6,221	5,084	13,091

Net loans charged-off	60,666	22,735	26,786

Balance at end of year	$106,863	$66,842	$69,177

Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation is provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million. Through December 31, 2006, the Corporation had claimed $8.2 million from Wells Fargo under the guarantee.
7. Premises and Equipment:
The Corporation’s premises and equipment at December 31 are as follows:

	Useful life
	in years	2006	2005
		(Dollars in thousands)
Land		$6,926	$6,926
Buildings	50	39,875	39,278
Equipment	3-10	52,399	48,140
Leasehold improvements	Various	29,713	24,886

		128,913	119,230
Accumulated depreciation and amortization		(72,614)	(63,363)

		$56,299	$55,867

Depreciation and amortization of premises and equipment for the years ended December 31, 2006, 2005 and 2004 were approximately $17.6 million, $13.2 million and $13.2 million, respectively.

8. Goodwill and Other Intangible Assets:
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
The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Broker-dealer segment and the Consumer Finance segment as follows:

	2006	2005
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	113,509	—

	$148,300	$34,791

Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Broker-dealer segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. There has been no impairment in goodwill for each of the three years in the period ended December 31, 2006.
Other Intangible Assets
Other intangible assets at December 31, were as follows:

	2006	2005
	(Dollars in thousands)
Mortgage-servicing rights	$8,433	$7,974
Advisory-servicing rights	1,750	1,300
Intangible pension asset	—	818
Trade name	23,700	—
Customer relationships	9,717	—
Non-compete agreements	3,827	—

	$47,427	$10,092

Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Equity Opportunities Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. The intangible pension asset represents the plan’s unrecognized prior service cost. This asset is revised annually based on the actuarial valuations. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance and are being amortized over their estimated useful lives of 10 years and 3 years, respectively.

The estimated amortization expense for each of the next five years and thereafter of these intangible assets is the following:

Year	Amortization
(in thousands)
2007	$4,730
2008	4,730
2009	3,167
2010	2,559
2011	2,411
Thereafter	6,130

$23,727

9. Other Assets:
          Other assets at December 31 consist of the following:

	2006	2005
	(Dollars in thousands)
Deferred tax assets, net	$23,796	$19,635
Accounts receivable	109,877	65,728
Securities sold not delivered, net	2,945	72
Other real estate	6,173	2,249
Software, net	9,214	11,095
Prepaid expenses	17,437	8,468
Customers’ liabilities on acceptances	3,938	3,669
Derivative assets	59,260	47,436
Other	2,555	1,745

	$235,195	$160,097

10. Deposits:
At December 31, 2006 and 2005, interest-bearing deposits, including time deposits, amounted to $4,568 million and $4,552 million, respectively. At December 31, 2006 and 2005, time deposits amounted to approximately $2,807 million and $2,606 million, respectively, of which approximately $1,019 million in each year mature after one year.
Maturities of time deposits for the next five years and thereafter follow:

Year	Amount
(In thousands)
2007	$1,788,204
2008	154,627
2009	115,343
2010	165,953
2011	121,287
Thereafter	461,164

$2,806,578

The detail of deposits and interest expense are as follows:

	2006		2005		2004
	Carrying	Interest	Carrying	Interest	Carrying	Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(Dollars in thousands)
Non interest bearing
Private demand	$745,685	$—	$644,794	$—	$697,722	$—
Public demand	404	—	27,431	—	46,297	—

	746,089	—	672,225	—	744,019	—

Savings deposits
Savings	707,695	21,668	855,579	18,072	812,213	15,123
NOW and other transactions	1,053,612	27,802	1,090,342	19,563	1,172,918	9,722

	1,761,307	49,470	1,945,921	37,635	1,985,131	24,845

Certificates of deposits
Under $100,000	265,567	12,833	244,504	8,592	225,849	4,691
$100,000 and over	2,541,011	111,077	2,362,000	75,985	1,793,140	30,743

	2,806,578	123,910	2,606,504	84,577	2,018,989	35,434

	$5,313,974	$173,380	$5,224,650	$122,212	$4,748,139	$60,279

11. Other Borrowings:
Following are summaries of borrowings as of and for the periods indicated:

	December 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$1,628,400	$830,569	$209,549

Average indebtedness outstanding during the year	$1,317,477	$919,899	$373,855

Maximum amount outstanding during the year	$1,828,400	$986,759	$750,000

Average interest rate for the year	5.36%	5.31%	5.09%

Average interest rate at year-end	5.41%	5.45%	5.33%

	December 31, 2005
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$768,846	$947,767	$334,319

Average indebtedness outstanding during the year	$821,251	$1,051,350	$423,331

Maximum amount outstanding during the year	$975,155	$1,565,269	$830,000

Average interest rate for the year	3.37%	4.24%	3.20%

Average interest rate at year-end	4.26%	4.71%	4.35%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	December 31, 2006	December 31, 2005
	(In thousands)
Federal funds purchased and other borrowings:
Thirty to ninety days	$—	$118,846
Over ninety days	1,628,400	650,000

Total	$1,628,400	$768,846

Securities sold under agreements to repurchase:
Within thirty days	$480,563	$597,761
Over ninety days	350,006	350,006

Total	$830,569	$947,767

Commercial paper issued:
Within thirty days	$209,549	$334,319

As of December 31, 2006 and 2005 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 10.63 months and 18.92 months, respectively.
As of December 31, 2006, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
Barclays Bank PLC	$229,056	$235,246	0.26
Credit Suisse First Boston LLC	98,841	101,603	0.33
Federal Home Loan Bank New York	100,000	102,348	15.52
Lehman Brothers RS	250,006	271,894	62.19
UBS Financial Services Inc.	152,666	156,853	0.30

	$830,569	$867,944	20.75

The following investment securities were sold under agreements to repurchase:

	December 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$309,367	$287,569	$309,367	5.66%
Mortgage-backed securities	558,577	543,000	558,577	5.31%

Total	$867,944	$830,569	$867,944	5.44%

	December 31, 2005
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$296,848	$268,285	$296,848	5.43%
Mortgage-backed securities	698,184	679,482	698,184	4.41%

Total	$995,032	$947,767	$995,032	4.72%

12. Subordinated Capital Notes, Term Notes and Trust Preferred Securities:
Subordinated Capital Notes
Subordinated capital notes at December 31 consisted of the following:

	2006	2005
	(Dollars in thousands)
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032	$71,749	$72,034
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032	49,099	49,522
Subordinated notes with fixed interest of 7.00% maturing June 1, 2036	125,000	—

	245,848	121,556
Unamortized discount	(1,380)	(458)

	$244,468	$121,098

Term Notes
Term notes payable outstanding at December 31 consisted of the following:

	2006	2005
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$30,000	$30,000
Term notes maturing May 31, 2011 with fixed interest of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	47,000	47,000
Unamortized discount	(5,471)	(6,785)

	$41,529	$40,215

The term notes issued contain certain general covenants related to financial ratios, among others. The Corporation was in compliance with such covenants at December 31, 2006.
Trust Preferred Securities
At December 31, 2006, the Corporation had a established a trust for the purpose of issuing trust preferred securities to the public in connection with the acquisition of Island Finance. The trust is a 100% owned subsidiary of the Corporation and is consolidated pursuant to the provisions of FIN 46R, “Consolidation of Variable Interest Entities”. In connection with this financing arrangement, the Corporation completed the private placement of $125 million Preferred Securities and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes (included on the table for subordinated capital notes above) and the dividends are classified as interest expense in the accompanying condensed consolidated financial statements.
13. Reserve Fund:
The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of the Bank’s annual net income be made, until such fund equals 100% of total paid-in capital, on common and preferred stock. Such transfers restrict the retained earnings, which would otherwise be available for dividends. At December 31, 2006 and 2005, the reserve fund amounted to approximately $137.5 million and $133.8 million, respectively.
14. Common Stock Transactions:
During 2006 and 2005, the Corporation declared and paid quarterly cash dividends of $0.16 per common share. During 2004, the Corporation declared and paid quarterly cash dividends of $0.11 per common share except for the fourth quarter of 2004 when the Corporation declared a dividend of $0.16 per common share.
The Corporation adopted and implemented Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs, the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase Program under which it may acquire 3% of its outstanding common shares. As of December 31, 2006 and 2005, a total of 4,011,260 common shares with a cost of approximately $67,552,000 had been repurchased under these programs and are recorded as treasury stock in the accompanying consolidated balance sheets.
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

15. Income Tax:
The Corporation is subject to regular or the alternative minimum tax, whichever is higher. The effective tax rate is lower than the statutory rate primarily because interest income on certain United States and Puerto Rico debt securities is exempt from Puerto Rico income taxes.
The Corporation is also subject to federal income tax on its United States (U.S.) source income. However, the Corporation had no taxable U.S. income for each of the three years in the period ended December 31, 2006. The Corporation is not subject to federal income tax on U.S. Treasury securities that qualify as portfolio interest.
On August 1, 2005, a temporary two-year surtax of 2.5% applicable to corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5% for the years ended December 31, 2005 and 2006. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government’s budget deficit. This surtax increases the maximum marginal corporate income tax rate to 43.5% for the year ended December 31, 2006.
Puerto Rico international banking entities, or IBE’s, are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40 percent of the bank’s net income in the taxable year commenced on July 1, 2003, 30 percent of the bank’s net income in the taxable year commencing on July 1, 2004, and 20 percent of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank as in the case or our subsidiary, Santander International Bank. However, there cannot be any assurance that the IBE Act will not be modified in the future in a manner to reduce the tax benefits available to an IBE that operates as a subsidiary of a bank.
The components of the provision (benefit) for income tax for the years ended December 31 are as follows:

	2006	2005	2004
	(Dollars in thousands)
Current tax provision	$24,663	$27,934	$6,009
Deferred tax (benefit) provision	(2,123)	2,854	3,715

Provision for income tax	$22,540	$30,788	$9,724

The difference between the income tax provision and the amount computed using the statutory rate is due to the following:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax at statutory rate	$25,626	39%	$43,131	39%	$37,694	39%
Benefits of net tax-exempt income	(5,684)	-9%	(10,250)	-9%	(23,296)	-24%
Release of income tax contingencies	(2,000)	-3%	(3,700)	-3%	(5,410)	-6%
Effect of surtaxes	2,269	3%	1,867	1%	—	0%
Other	2,329	4%	(260)	0%	736	1%

Provision (benefit) for income tax	$22,540	34%	$30,788	28%	$9,724	10%

The release of income tax contingencies is due to the expiration of certain tax positions and in 2004 reflects the settlement of examinations by the taxing authorities and the expiration of the statute of limitations for certain tax years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	2006	2005
	(Dollars in thousands)
Deferred Tax Assets-
Unrealized loss on securities available for sale	$12,375	$12,438
Allowance for loan losses	5,188	4,352
Postretirement and pension benefits	11,579	10,392
Other	6,295	2,985

	35,437	30,167

Deferred Tax Liabilities-
Unrealized gain on derivatives	337	487
Amortization of intangibles	8,718	4,604
Difference in accounting treatment of certain loan origination activities, mortgage-servicing rights and other	2,586	5,441

	11,641	10,532

Net deferred tax asset	$23,796	$19,635

Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
16. Contingencies and Commitments:
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
On December 8, 2005 the Corporation received a subpoena from the Securities and Exchange Commission for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation submitted documents and information to the SEC in response to the subpoena concerning the transactions. The Corporation has cooperated fully with the SEC in connection with these inquiries. The Corporation is unable to predict what adverse consequences, or other effects this investigation might have on its financial condition or results of operations.
The Corporation leases certain operating facilities under non-cancelable operating leases, including leases with related parties, and has other agreements expiring at various dates through 2025. Rent expense charged to operations related to these leases was approximately $10,269,000, $6,927,000 and $5,868,000 for 2006, 2005 and 2004, respectively. At December 31, 2006, the minimum unexpired commitments for leases and other commitments are as follows:

Year	Amount
(In thousands)
2007	$18,703
2008	8,415
2009	6,279
2010	5,433
2011	3,968
Thereafter	14,736

$57,534

17. Pension Plans:
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
In 2006, the Corporation elected to freeze its defined benefit pension plan effective December 31, 2006. The plan will not be settled at this time, but no new employees will participate in the Corporation’s Plan. The Corporation recorded a $754,000 loss on curtailment of its defined benefit pension plan through current operations.
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
In September 2006, the FASB issued SFAS No. 158 which requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income (AOCI). Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard. Changes in the Corporation’s pension assets and liabilities before and after the AMPL and SFAS No. 158 adjustments are detailed below:

	Balance
	before AMPL &		SFAS	Adjusted
	SFAS NO. 158	AMPL	No. 158	Balance
	Adjustment	Adjustment	Adjustment	Dec. 31, 2006
	(Dollars in thousands)
Net prepaid pension Cost	$12,833	$—	$(12,833)	$—
Pension Benefit Liabilities	(27,465)	(2,050)	12,833	(16,682)
Postretirement Benefit Liability	(945)	—	(175)	(1,120)
Accumulated other comprehensive loss*	16,754	1,250	107	18,111

*	Net of tax

Amounts included in AOCI (pre-tax) as of December 31, 2006 were as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
	(Dollars in thousands)
Net transition asset	$(18)	$—	$(18)
Net actuarial loss	29,533	175	29,708

	$29,515	$175	$29,690

The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
	(Dollars in thousands)
Net transition asset	$(2)	$—	$(2)
Net actuarial loss	907	5	912

	$905	$5	$910

The following presents the funded status of the Corporation’s Plan at December 31, 2006 and 2005, based on the actuarial assumptions described below.

	2006	2005
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$38,287	$34,294
Service cost-benefits earned during the year	1,762	1,670
Interest cost on projected benefit obligation	2,369	2,106
Plan change	—	2,095
Actuarial (gain) loss	3,558	(778)
Benefit distributions	(1,333)	(1,100)
Effect of plan curtailment	(5,199)	—

Projected benefit obligation at end of year	39,444	38,287

Change in plan assets:
Fair value of plan assets at beginning of year	25,833	25,253
Actual return on plan assets	3,090	570
Employer contributions	2,676	1,110
Benefit distributions	(1,333)	(1,100)

Fair value of plan assets at end of year	30,266	25,833

Funded status	(9,178)	(12,454)
Unrecognized net actuarial gain	8,984	12,198
Unrecognized prior service cost	—	818
Unrecognized transition amount	(18)	(20)

(Accrued)/prepaid pension benefit	$(212)	$542

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(8,966)	$(8,013)
Accumulated other comprehensive income	8,966	7,737
Intangible pension assets	—	818

Net amount recognized	$—	$542

Increase in minimum liability included in other comprehensive income	$1,228	$1,612

Projected benefit obligation	39,444	38,287
Accumulated benefit obligation	39,444	33,847
Fair value of plan assets	30,266	25,833
For each of the three years in the period ended December 31, 2006, the pension costs for the Corporation’s Plan included the following components:

	2006	2005	2004
	(Dollars in thousands)
Service cost during the year	$1,762	$1,670	$1,259
Interest cost on projected benefit obligation	2,369	2,106	1,892
Expected return on assets	(2,228)	(2,210)	(2,080)
Net amortization	773	525	372
Curtailment loss	754	—	—

Net periodic pension cost	$3,430	$2,091	$1,443

Assumptions used to determine benefit obligation for the Corporation’s Plan as of December 31, included:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.00%

Rate of compensation increase	3.00%	3.00%	3.00%

Assumptions used to determine net periodic pension cost for the Corporation’s Plan as of December 31 included:

	2006	2005	2004
Discount rate	6.00%	6.00%	6.25%

Rate of compensation increase	3.00%	3.00%	3.00%

Expected return on plan assets	8.50%	8.50%	8.50%

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
The Corporation’s Plan asset allocations at December 31, by asset category are as follows:

	2006	2005
Asset Category:
Equity securities	62%	62%
Debt securities	36%	37%
Other	2%	1%

Total	100%	100%

Expected contribution to the Corporation’s Plan for 2007 is $5,742,680.

The following presents the funded status of the BCH Plan at November 30, 2006 and 2005, based on the actuarial assumptions described below:

	2006	2005
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,967	$32,898
Interest cost on projected benefit obligation	1,998	1,936
Actuarial loss	1,751	547
Benefit distributions	(3,827)	(2,414)

Projected benefit obligation at end of year	32,889	32,967

Change in plan assets:
Fair value of plan assets at beginning of year	24,725	24,684
Actual return on plan assets	1,797	409
Employer contributions	2,690	2,046
Benefit distributions	(3,827)	(2,414)

Fair value of plan assets at end of year	25,385	24,725

Funded status	(7,504)	(8,242)
Unrecognized actuarial gain	20,549	18,909

Prepaid pension benefit	$13,045	$10,667

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(7,504)	$(8,242)
Accumulated other comprehensive income	20,549	18,909

Net amount recognized	$13,045	$10,667

Increase in minimum liability included in other comprehensive income	$1,640	$1,790

Projected benefit obligation	32,889	32,967
Accumulated benefit obligation	32,889	32,967
Fair value of plan assets	25,385	24,725
For each of the three years in the period ended November 30, 2006, the pension costs for the BCH Plan included the following components. Effective November 30, 1996, the benefits in this plan were frozen.

	2006	2005	2004
	(Dollars in thousands)
Interest cost on projected benefit obligation	$1,998	$1,936	$1,990
Expected return on assets	(2,199)	(2,092)	(2,034)
Net amortization	513	440	391

Net periodic pension cost	$312	$284	$347

Assumptions used to determine benefit obligation for the BCH Plan as of November 30, included:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.00%

Rate of compensation increase	0.00%	0.00%	0.00%

Assumptions used to determine benefit obligations and net periodic pension cost for the BCH Plan as of November 30 included:

	2006	2005	2004
Discount rate	6.00%	6.00%	6.00%

Rate of compensation increase	0.00%	0.00%	0.00%

Expected return on plan assets	8.50%	8.50%	8.50%

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
The Corporation’s asset allocations for the BCH Plan at November 30 by asset category are as follows:

	2006	2005
Asset Category:
Equity securities	56%	66%
Debt securities	37%	13%
Other	7%	21%

Total	100%	100%

The Corporation’s expected contribution to the BCH Plan for 2006 is $1,947,605.
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
Equity securities include common stock of the Corporation as a percentage of the carrying value of the respective plan assets, as detailed below. There were no equity securities of the Corporation in plan assets as of December 31, 2006.

2005
Banco Santander Puerto Rico Employees’ Retirement Plan	6%
Banco Central Hispano Puerto Rico Employees’ Pension Plan	10%

Expected future benefit payments for the plans at the end of their respective fiscal years are as follows:

	Corporation's	BCH
	Plan	Plan
	(Dollars in thousands)
2007	$1,222	$2,217
2008	1,319	1,885
2009	1,394	1,944
2010	1,553	2,033
2011	1,703	2,917
2012 through 2016	11,641	16,229
18. Long Term Incentive Plan:
The Corporation’s parent company, BSCH, sponsors a Long Term Incentive Plan (the “Plan”) for certain of its employees and those of its subsidiaries, including the Corporation. The Plan contains service, performance and market conditions. In December 2006, the Corporation’s Board of Directors approved the Plan, which provides for settlement in cash to the participating employees. The Corporation will accrue the liability and recognize monthly compensation expense over the fourteen month period from December 2006 to January 2008, when the plan becomes exercisable. The cost of the plan will be reimbursed to the Corporation by BSCH, at which time it would be recognized as a capital contribution.
As of December 31, 2006 the performance and market conditions of the plan were met and the Corporation therefore recognized a compensation expense of $810,000 related to the Plan.
19. Related Party Transactions:
The Corporation engages in transactions with affiliated companies in the ordinary course of its business. At December 31, 2006, 2005 and 2004 and for the year ended, the Corporation had the following transactions with related parties:

	2006	2005	2004
	(Dollars in thousands)
Deposits from related parties	$60,062	$40,905	$170,170
Interest-bearing deposits with affiliates	555	389	471
Other borrowings with an affiliate	—	118,846	—
Loans to directors, officers, and related parties (on substantially the same terms and credit risks as loans to third parties)	4,388	5,929	8,886
Technical assistance income for services rendered	2,893	2,214	2,400
EDP services received	14,527	11,841	10,224
Technical assistance expense for software development	595	384	700
Rental income	319	—	—
Notional value of derivative financial instruments purchased from affiliates	1,705,623	972,183	116,432
Notional value of derivative financial instruments sold to affiliates	330,000	732,052	52,350
An affiliate charged the Corporation approximately $3,076,000 for the use of proprietary computer software in 2006, 2005 and 2004, which amounts are included above under the caption of technical assistance expense for services received.

20. Derivative Financial Instruments:
As of December 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2006	Dec. 31, 2006
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(351)	$—	$(214)
Foreign currency swaps	—	—	—	36
FAIR VALUE HEDGES
Interest rate swaps	1,189,740	(22,065)	64	—
OTHER DERIVATIVES
Options	153,528	33,512	7,057	—
Embedded options on stock-indexed deposits	(153,528)	(33,512)	(7,057)	—
Interest rate caps	36,889	68	12	—
Customer interest rate caps	(34,095)	(65)	(10)	—
Customer interest rate swaps	(1,619,554)	(52)	3,021	—
Interest rate swaps	1,621,555	479	(3,216)	—
Interest rate swaps	387,000	(849)	(397)	—
Loan commitments	1,988	9	49	—

			$(477)	$(178)

*	Net of tax
As of December 31, 2005, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2005	Dec. 31, 2005
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,369
Foreign currency swaps	117,725	2,182		(36)
FAIR VALUE HEDGES
Interest rate swaps	1,408,772	(26,880)	28	—
OTHER DERIVATIVES
Options	135,150	23,833	11,711	—
Embedded options on stock-indexed deposits	(134,767)	(23,833)	(9,401)	—
Interest rate caps	37,571	77	131	—
Customer interest rate caps	(35,851)	(75)	(118)	—
Customer interest rate swaps	(901,760)	(3,073)	(2,136)	—
Interest rate swaps	920,761	3,695	2,243	—
Interest rate swaps	354,000	(451)	(451)
Loan commitments	7,270	(40)	(43)	—

			$1,964	$1,333

*	Net of tax
The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of December 31, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $0.2 million, of which the Corporation expects to reclassify approximately $518,000 into earnings during the next quarter.
As of December 31, 2006, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.2 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.37% and 4.84%, respectively. As of December 31, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.0 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2006, the Corporation recognized a gain of approximately $64,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
The Corporation’s principal objective in entering into foreign currency derivative agreements is for the management of currency risk and changes in the fair value of assets and liabilities arising from fluctuations in foreign currencies. The Corporation’s policy is that each foreign currency contract be specifically tied to assets or liabilities with the objective of transforming the currency exposure of the hedged instrument to U.S. Dollars (“USD”). On December 15, 2005, the Corporation entered into a loan agreement with Banco Santander Central Hispano in which the Corporation borrowed 14,000,000,000 Japanese Yen (“JPY”) for a three month term at a per annum rate of 0.1629%. The purpose of this loan was to fund activity at the holding company level. Given that the Corporation’s business activity is primarily in USD, management decided to hedge the foreign currency exposure arising from this transaction. The Corporation entered into a foreign currency swap (“FX Swap”), of approximately $117.7 million, with an unrelated third party in which the Corporation sold JPY spot to buy USD, and bought JPY forward and sold USD, thus eliminating exposure to changes in USD/JPY exchange rates. The implicit economic cost of this transaction was 4.64%. This rate is equivalent to the three-month LIBOR (as of the date of the transaction) plus 15 basis points. Management classified this transaction as a foreign currency cash flow hedge because the FX swap is hedging the principal and interest to be paid at the maturity of the loan contract. The notional value of the FX swap was $117.7 million and it matured on March 15, 2006.
The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the year ended December 31, 2006, a loss of approximately $7.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $7.1 million was recorded on the option contracts. For the year ended December 31, 2005, a loss of approximately $9.4 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $11.7 million was recorded on the option contracts. Included in the option gain is the maturity of $1.0 billion in swaptions that resulted in a gain of approximately $2.3 million.
The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate cap, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. The Corporation recognized a loss on these transactions of $193,000 for the year ended December 31, 2006 and a gain of $120,000 for the year ended December 31, 2005.
To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. For the years ended December 31, 2006 and 2005, the Corporation recognized a loss of $397,000 and $451,000, respectively, on these transactions.
The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of December 31, 2006 the Corporation had loan commitments outstanding for approximately $2.0 million and recognized a gain of $49,000 on these commitments. At December 31, 2005, the Corporation had loan commitments outstanding for approximately $7.3 million and recognized a loss of $43,000 on these commitments.
21. Financial Instruments with Off-Balance Sheet Risk:
In the normal course of business, the Corporation is a party to transactions of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments may include commitments to extend credit, standby letters of credit, financial guarantees and interest rate caps, swaps and floors written. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in the different classes of financial instruments.
The Corporation’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments.
The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract amount of financial instruments, whose amounts represent credit risk as of December 31, 2006 and 2005, was as follows:

	2006	2005
	(Dollars in thousands)
Standby letters of credit and financial guarantees written	$184,959	$211,657

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,666,490	$1,461,258

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2006, the Corporation’s liabilities include $2,241,000 which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2006 had terms ranging from one month to seven years. The contract amounts of the standby letters of credit of approximately $184,959,000 at December 31, 2006, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
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

22. Fair Value of Financial Instruments:
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
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of December 31, 2006 and 2005, respectively. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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
Subordinated Capital Notes and Term Notes
The fair value of variable rate subordinated capital notes and fluctuating annual rate term notes is equal to the balance as of December 31, 2006 and 2005, since such notes are tied to floating rates. The fair value of the fixed annual rate term notes is based on discounted cash flows, which consider an estimated discount rate currently offered for certain borrowings.
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

Following are the cost and fair value of financial instruments as of December 31:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Consolidated balance sheets financial instruments:
Cash, cash equivalents and all interest- bearing deposits	$250,719	$250,719	$339,027	$339,027

Trading securities	$50,792	$50,792	$37,679	$37,679

Investment securities available for sale	$1,409,789	$1,409,789	$1,559,681	$1,559,681

Other investment securities	$50,710	$50,710	$41,862	$41,862

Loans held for sale	$196,277	$196,277	$213,102	$213,102

Loans	$6,640,416	$6,829,732	$5,741,788	$5,834,452

Accrued interest receivable	$102,244	$102,244	$77,962	$77,962

Deposits:
Non interest-bearing	$746,089	$746,089	$672,225	$672,225
Interest-bearing	4,567,885	4,582,696	4,552,425	4,576,746

Total	$5,313,974	$5,328,785	$5,224,650	$5,248,971

Federal funds purchased and other borrowings	$1,628,400	$1,628,400	$768,846	$768,846

Securities sold under agreements to repurchase	$830,569	$830,569	$947,767	$947,767

Commercial paper issued	$209,549	$210,935	$334,319	$334,282

Subordinated capital and term notes	$285,997	$303,843	$161,313	$161,921

Accrued interest payable	$91,245	$91,245	$65,160	$65,160

	2006		2005
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$184,959	$(2,241)	$211,657	$(1,424)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,666,490	$(1,667)	$1,461,258	$(1,461)

23. Significant Group Concentrations of Credit Risk:
Most of the Corporation’s business activities are with customers located within Puerto Rico. The Corporation has a diversified loan portfolio with no significant concentration in any economic sector.

24. Regulatory Matters:
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management’s opinion, the Corporation and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2006 and 2005.
At December 31, 2006 and 2005, the Corporation’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2006
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$529,191	8%	$723,269	10.93%
Tier I Capital (to Risk Weighted Assets)	$264,596	4%	$520,794	7.87%
Leverage Ratio	$269,000	3%	$520,794	5.81%

	December 31, 2005
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$472,889	8%	$726,939	12.30%
Tier I Capital (to Risk Weighted Assets)	$236,445	4%	$537,319	9.09%
Leverage Ratio	$247,593	3%	$537,319	6.51%

As of December 31, 2006, the Bank qualified as a well-capitalized institution under the regulatory framework. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table below. At December 31, 2006, there are no conditions or events that management believes to have changed the Bank’s category since the regulator’s last notification.
At December 31, 2006 and 2005, the Bank’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2006
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$469,346	8%	$651,350	11.10%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$234,673	4%	$583,941	9.95%	≥	6%
Leverage Ratio	$244,857	3%	$583,941	7.15%	≥	5%

	December 31, 2005
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$462,187	8%	$638,181	11.05%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$231,093	4%	$570,056	9.87%	≥	6%
Leverage Ratio	$245,222	3%	$570,056	6.98%	≥	5%

25. Segment Information:
Types of Products and Services
The Corporation has five (four in 2005) reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Wealth Management. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively. However, no separate disclosures are being provided for these operations, since they did not meet the quantitative thresholds for disclosure of segment information. Insurance commissions derived from the Commercial Banking and Consumer Finance segments are reported as part of the Insurance operations included in the “Other” column below.
Measurement of Segment Profit or Loss and Segment Assets
The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
The following present financial information of reportable segments as of and for the years ended December 31, 2006, 2005 and 2004. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	December 31, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$311,451	$175,877	$121,159	$80,630	$49,865	$64,956	$(67,149)	$736,789
Intersegment revenue	8,546	—	—	—	—	58,603	(67,149)	—
Interest income	268,806	162,572	118,154	80,275	2,283	41,359	(55,129)	618,320
Interest expense	87,654	90,423	34,738	113,878	3,183	46,096	(48,258)	327,714
Depreciation and amortization	5,567	1,852	3,633	776	1,030	4,737	—	17,595
Segment income (loss) before income tax	95,180	60,595	(1,287)	(38,101)	13,185	(56,442)	(7,421)	65,709
Segment assets	3,929,196	2,715,577	805,173	1,684,649	100,585	506,587	(553,599)	9,188,168

	December 31, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$246,704	$173,477	$90,838	$49,714	$21,270	$(17,040)	$564,963
Intersegment revenue	10,496	—	—	—	6,544	(17,040)	—
Interest income	208,098	164,261	77,447	1,697	(638)	(11,260)	439,605
Interest expense	59,348	60,998	96,100	2,003	5,629	(11,495)	212,583
Depreciation and amortization	5,774	1,808	642	731	4,229	—	13,184
Segment income (loss) before income tax	67,257	98,249	(9,956)	13,835	(57,861)	(930)	110,594
Segment assets	3,536,945	2,837,931	1,887,680	90,109	210,134	(290,851)	8,271,948

	December 31, 2004
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$194,097	$114,719	$113,253	$49,553	$19,238	$(9,799)	$481,061
Intersegment revenue	5,440	—	22	6	4,331	(9,799)	—
Interest income	158,748	108,333	99,830	1,313	1,164	(5,566)	363,822
Interest expense	34,499	23,141	85,802	1,107	1,884	(5,671)	140,762
Depreciation and amortization	6,139	1,211	237	511	5,140	—	13,238
Segment income (loss) before income tax	32,324	80,311	22,351	15,041	(52,755)	(620)	96,652
Segment assets	3,320,311	2,585,765	2,417,746	89,233	218,247	(307,655)	8,323,647
Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals at December 31, follows:

	2006	2005	2004
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$733,421	$557,040	$471,622
Other revenues	70,517	24,963	19,238
Elimination of intersegment revenues	(67,149)	(17,040)	(9,799)

Total consolidated revenues	$736,789	$564,963	$481,061

Total income before tax of reportable segments	$127,299	$167,609	$150,027
Income (loss) before tax of other segments	(54,169)	(56,085)	(52,755)
Elimination of intersegment profits	(7,421)	(930)	(620)

Consolidated income before tax	$65,709	$110,594	$96,652

Assets:
Total assets for reportable segments	$9,146,499	$8,257,552	$8,413,055
Assets not attributed to segments	595,268	305,247	218,247
Elimination of intersegment assets	(553,599)	(290,851)	(307,655)

Total consolidated assets	$9,188,168	$8,271,948	$8,323,647

26. Quarterly Results (Unaudited):
The following table reflects the unaudited quarterly results of the Corporation during the years ended December 31, 2006, 2005 and 2004.

	Quarters Ended 2006
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$132,084	$158,534	$162,086	$165,616
Net Interest Income	62,786	77,856	74,708	75,256
Net Interest Income after Provision for Loan Losses	55,248	61,881	54,308	53,586
Income before Provision for Income Tax	21,951	18,383	9,692	15,683
Net income	13,356	11,028	8,726	10,059

Earnings per Common Share	0.29	0.23	0.19	0.22

	Quarters Ended 2005
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$101,388	$104,050	$112,470	$121,697
Net Interest Income	56,108	54,262	55,577	61,075
Net Interest Income after Provision for Loan Losses	49,408	50,212	50,927	56,075
Income before Provision for Income Tax	33,130	28,016	23,693	25,755
Net income	25,914	19,633	17,395	16,864

Earnings per Common Share	0.56	0.42	0.37	0.36

	Quarters Ended 2004
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$87,033	$87,249	$93,319	$96,221
Net Interest Income	55,182	54,753	56,809	56,316
Net Interest Income after Provision for Loan Losses	46,432	48,753	49,789	51,816
Income before Provision for Income Tax	28,937	17,217	24,372	26,126
Net income	25,978	16,755	22,422	21,773

Earnings per Common Share	0.55	0.36	0.48	0.47

27. Santander BanCorp (Parent Company Only) Financial Information:
The following condensed financial information presents the financial position of the Parent Company only, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006.
The net income of Santander Bancorp (parent company only) is nominally greater than the consolidated net income of Santander BanCorp and subsidiaries, because it includes a transaction between Santander BanCorp’s wholly owned subsidiaries, Banco Santander and Santander Securities, which has a different accounting treatment in the stand-alone financial statements of each of these entities. Such transaction is eliminated in consolidation.
SANTANDER BANCORP
Balance Sheet Information- December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
ASSETS
Cash and due from banks	$15,890	$9,326
Interest-bearing deposits	51,000	45,000

Total cash and cash equivalents	66,890	54,326
Loans, net	262,824	139,435
Investment in Subsidiaries	786,731	627,005
Accrued Interest Receivable	10,414	1,705
Other Assets	787	2,585

	$1,127,646	$825,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$275,000	$118,846
Subordinated Capital Notes	248,343	120,973
Accrued Interest Payable	9,290	1,178
Other Liabilities	14,202	13,984

Total liabilities	546,835	254,981

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding at December 31, 2006 and 2005	126,626	126,626
Capital paid in excess of par value	552,195	552,195
Treasury stock at cost, 4,011,260 shares at December 31, 2006 and 2005	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	—	(36)
Retained earnings-
Undivided loss	(30,458)	(41,158)

Total stockholders’ equity	580,811	570,075

	$1,127,646	$825,056

Santander BanCorp
Statements of Income Information
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Interest Income:
Loans	$42,472	$5,629	$1,000
Interest-bearing deposits	1,952	848	59

Total interest income	44,424	6,477	1,059

Interest Expense:
Borrowings	34,661	4,253	1,378
Term and subordinated capital notes	14,619	3,402	502

Total interest expense	49,280	7,655	1,880

Net interest loss	(4,856)	(1,178)	(821)
Other Income:
Derivative gains (losses)	40	(122)	325
Equity in earnings of subsidiaries	50,327	83,617	90,021

Total other income	50,367	83,495	90,346

Other Operating Expenses:
Professional fees	1,419	1,149	1,394
Other taxes	475	285	180
Other operating expenses	376	202	275

Total other operating expenses	2,270	1,636	1,849

Income before provision (benefit) for income tax	43,241	80,681	87,676
Provision (benefit) for Income Tax	16	(55)	127

Net Income	$43,225	$80,736	$87,549

Santander BanCorp
Statements of Cash Flows Information
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,225	$80,736	$87,549

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends received	(15,684)	(51,225)	(67,076)
Deferred tax provision (benefit)	16	(55)	127
Increase in other assets and accrued interest receivable	(6,564)	(3,759)	(522)
Decrease (increase) other liabilities and accrued interest payable	851	2,097	(166)

Total adjustments	(21,381)	(52,942)	(67,637)

Net cash provided by (used in) operating activities	21,844	27,794	19,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(123,389)	(96,435)	(6,000)
Investment in subsidiary	(147,029)	—	—

Net cash used in investing activities	(270,418)	(96,435)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of borrowings	1,000,000	118,846	5,000
Repayment of borrowings	(843,846)	(30,000)	—
Issuance of term and subordinated capital notes	127,370	48,385	72,588
Repayment of subordinated notes	—	—	(74,000)
Dividends paid	(22,386)	(22,386)	(21,922)

Net cash provided by (used in) financing activities	261,138	114,845	(18,334)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,564	46,204	(4,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	54,326	8,122	12,544

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,890	$54,326	$8,122

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Management’s Report on Internal Control over Financial Reporting
Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.
The scope of management’s assessment as of December 31, 2006 did not include an assessment of the internal control over financial reporting of Santander Financial Services, Inc, a wholly owned subsidiary of the Corporation, which acquired substantially all the assets and business operations in Puerto Rico of Island Finance on February 28, 2006. The acquisition of Island Finance is material to the Corporation’s consolidated financial statements, and as such represents a material change in internal control over financial reporting. Santander Financial Services, Inc. represents 8.76% of the Corporation’s consolidated total assets as of December 31, 2006 and -1.96% (as a result of a pretax loss of approximately $1.3 million) of the Corporation’s pre-tax income for the year ended December 31, 2006. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) resulting from the acquisition of Island Finance may occur and are in the process of being evaluated by management as integration activities are implemented. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of acquisition. Thus, the scope of management’s assessment on internal control over financial reporting for fiscal year 2007 will include Santander Financial Services and the acquired business of Island Finance.
The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the Corporation’s internal control over financial reporting. Their report appears herein.

Change in Internal Control Over Financial Reporting
     With the exception of the Island Finance acquisition as noted above, there have been no changes in the Corporation’s internal controls over financial reporting during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Principal Holders of Capital Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors”, “Nominees for Election”, “Meetings of the Board of Directors and Committees” and “Executive Officers” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about April 20, 2007, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Compensation of Executive Officers” of the definitive Proxy Statement to be filed with the SEC on or about April 20, 2007, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Principal Holders of Capital Stock” of the definitive Proxy Statement to be filed with the SEC on or about April 20,2007, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Transactions with Related Parties” of the definitive Proxy Statement to be filed with the SEC on or about April 20, 2007, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Disclosure of Audit Fees” of the definitive Proxy Statement to be filed with the SEC on or about April 20, 2007, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     A. The following documents are incorporated by reference from Item 8 hereof:
(1)	Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements December 31, 2006, 2005 and, 2004
(2)	Financial Statement Schedules are not presented because the information is not applicable or is included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3)	The exhibits listed on the Exhibit Index on page 129 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP (REGISTRANT)

Dated: 03/28/2007	By:	S/JOSE RAMON GONZALEZ
Director and Vice Chairman
President and Chief Executive Officer

Dated: 03/28/2007	By:	S/CARLOS M. GARCIA
Director
Senior Executive Vice President and Chief Operating Officer

Dated: 03/28/2007	By:	S/ MARIA CALERO
Director
Executive Vice President and Chief Accounting Officer
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\GONZALO DE LAS HERAS	Chairman	03/28/2007

S:\ JESUS M. ZABALZA	Director	03/28/2007

S:\ VICTOR ARBULU	Director	03/28/2007

S:\ ROBERTO VALENTIN	Director	03/28/2007

S:\ STEPHEN FERRISS	Director	03/28/2007

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)
Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.
Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07

(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.5)
Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.
Exhibit 10A 10Q-06/30/03

(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.12)
Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.
Exhibit 10.1 8K-01/25/06

(10.13)	Novation Agreement among Santander BancCorp, Santusa Holdings S.L. And Lloyds TBS Bank PLC	Exhibit 10.1 8K-06/19/06

EXHIBIT INDEX — Con’t

Exhibit No.	Description	Reference
(10.14)	Amended and Restated USD 725,000,000 Loan Facility between Santander BanCorp and Lloyds TBS Bank PLC	Exhibit 10.1 8K-06/19/06

(10.15)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.16)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.17)	$800 million Bridge Facility Agreement Santander BanCorp, Santander Financial Services and National Australia Bank Limited	Exhibit 10.1 8K-12/27/06

(10.18)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(21)	Subsidiaries of the Registrant	Exhibit 21

(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-04/20/07

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1