Form 10-Q
period 2007-03-31
SANTANDER BANCORP
filed 2007-05-14
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
Commission File: 001-15849
SANTANDER BANCORP
(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Ponce de León Avenue, Hato Rey, Puerto Rico	00917

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of May 5, 2007
Common Stock, $2.50 par value	46,639,104

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

PART I
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$124,870	$125,077
Interest-bearing deposits	841	780
Federal funds sold and securities purchased under agreements to resell	53,279	73,407

Total cash and cash equivalents	178,990	199,264

Interest-Bearing Deposits	56,517	51,455
Trading Securities, at fair value	45,050	50,792
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	869,399	867,944
Other investment securities available for sale	496,624	541,845

Total investment securities available for sale	1,366,023	1,409,789

Other Investment Securities, at amortized cost	50,710	50,710
Loans Held for Sale, net	191,096	196,277
Loans, net	6,737,415	6,640,416
Accrued Interest Receivable	93,423	102,244
Premises and Equipment, net	54,861	56,299
Goodwill	148,300	148,300
Intangible Assets	47,212	47,427
Other Assets	224,965	235,195

	$9,194,562	$9,188,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$773,289	$746,089
Interest-bearing	4,395,266	4,567,885

Total deposits	5,168,555	5,313,974

Federal Funds Purchased and Other Borrowings	1,585,030	1,628,400
Securities Sold Under Agreements to Repurchase	823,012	830,569
Commercial Paper Issued	438,457	209,549
Term Notes	41,853	41,529
Subordinated Capital Notes	244,709	244,468
Accrued Interest Payable	85,620	91,245
Other Liabilities	221,447	249,214

Total liabilities	8,608,683	8,608,948

STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of income taxes	(41,296)	(44,213)
Retained earnings:
Reserve fund	137,511	137,511
Undivided profits	126,419	122,677

Total stockholders’ equity	585,879	579,220

	$9,194,562	$9,188,168

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2007	2006
Interest Income:
Loans	$148,355	$111,526
Investment securities	16,908	18,268
Interest-bearing deposits	1,150	959
Federal funds sold and securities purchased under agreements to resell	666	1,331

Total interest income	167,079	132,084

Interest Expense:
Deposits	45,964	38,637
Securities sold under agreements to repurchase and other borrowings	37,779	28,247
Subordinated capital notes	3,934	2,414

Total interest expense	87,677	69,298

Net interest income	79,402	62,786
Provision for Loan Losses	22,024	7,538

Net interest income after provision for loan losses	57,378	55,248

Other Income:
Bank service charges, fees and other	12,317	11,670
Broker-dealer, asset management and insurance fees	16,288	15,045
Gain (loss) on sale of loans	2,348	(2)
Other gains (losses)	3,099	(299)

Total other income	34,052	26,414

Other Operating Expenses:
Salaries and employee benefits	31,829	26,556
Occupancy costs	5,574	4,649
Equipment expenses	1,165	1,040
EDP servicing, amortization and technical assistance	9,406	8,053
Communication expenses	2,685	2,318
Business promotion	3,453	2,581
Other taxes	3,106	2,376
Other operating expenses	14,829	12,139

Total other operating expenses	72,047	59,712

Income before provision for income tax	19,383	21,950
Provision for Income Tax	7,654	8,594

Net Income Available to Common Shareholders	$11,729	$13,356

Basic and Diluted Earnings per Common Share	$0.25	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)

	Three Months ended	Year Ended
	March 31, 2007	December 31, 2006
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(44,213)	(41,591)
Unrealized net gain (loss) on investment securities available for sale, net of tax	3,132	(587)
Unrealized net loss on cash flow hedges, net of tax	(215)	(178)
Minimum pension liability, net of tax	—	(1,750)
Initial adoption of SFAS No. 158, net of tax	—	(107)

Balance at end of period	(41,296)	(44,213)

Reserve Fund:
Balance at beginning of year	137,511	133,759
Transfer from undivided profits	—	3,752

Balance at end of period	137,511	137,511

Undivided Profits:
Balance at beginning of year	122,677	113,114
Net income	11,729	43,169
Transfer to reserve fund	—	(3,752)
Deferred tax benefit amortization	(1)	(5)
Common stock cash dividends	(7,462)	(29,849)
Cumulative effect of adoption of FIN No.48	(524)	—

Balance at end of period	126,419	122,677

Total stockholders’ equity	$585,879	$579,220

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2007	2006
Comprehensive income
Net income	$11,729	$13,356

Other comprehensive income (loss) , net of tax:
Unrealized gains (losses) on investment securities available for sale, net of tax	3,115	(11,995)
Reclassification adjustment for gains included in net income, net of tax	17	110

Unrealized gains (losses) on investment securities available for sale, net of tax	3,132	(11,885)

Unrealized (losses) gains on derivatives used for cash flow hedges, net of tax	(215)	36

Total other comprehensive income (loss), net of tax	2,917	(11,849)

Comprehensive income	$14,646	$1,507

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,729	$13,356

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,184	3,552
Deferred tax benefit	(300)	(940)
Provision for loan losses	22,024	7,538
(Gain) loss on sale of loans	(2,348)	2
Gain on sale of mortgage-servicing rights	(69)	(3)
Losses on derivatives	217	791
Trading gains	(918)	(439)
Net discount amortization on securities	(1,247)	(922)
Net discount amortization on loans	(970)	(109)
Purchases and originations of loans held for sale	(178,070)	(181,850)
Proceeds from sales of loans	96,304	565
Repayments of loans held for sale	14,162	3,414
Proceeds from sales of trading securities	717,574	2,311,946
Purchases of trading securities	(710,930)	(2,320,974)
Net change in:
Decrease (increase) in accrued interest receivable	8,821	(19,026)
Decrease (increase) in other assets	4,511	(23,470)
(Decrease) increase in accrued interest payable	(5,625)	15,218
(Decrease) increase in other liabilities	(19,545)	21,119

Total adjustments	(52,225)	(183,588)

Net cash used in operating activities	(40,496)	(170,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease) increase in interest-bearing deposits	(5,062)	49,668
Proceeds from maturities of investment securities available for sale	7,959,997	7,696,795
Purchases of investment securities available for sale	(7,933,367)	(7,751,338)
Repayment of securities and securities called	23,267	29,080
Net (increase) decrease in loans	(44,754)	38,933
Proceeds from sales of mortgage-servicing rights	69	3
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	—	(740,761)
Purchases of premises and equipment	(563)	(334)

Net cash used in investing activities	(413)	(677,954)

The accompanying notes are an integral part of these consolidated financial statements.
CONTINUED

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(150,221)	141,049
Net (decrease) increase in federal funds purchased and other borrowings	(43,370)	606,154
Net decrease in securities sold under agreements to repurchase	(7,557)	(25,778)
Net increase (decrease) in commercial paper issued	228,908	(15,125)
Net increase in term notes	324	310
Issuance of subordinated capital notes	13	124,909
Dividends paid	(7,462)	—

Net cash provided by financing activities	20,635	831,519

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,274)	(16,667)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	199,264	237,993

CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,990	$221,326

		(Concluded)
The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander Central Hispano, S.A. (“BSCH”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the quarters ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
     These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Corporation’s Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Corporation’s Form 10-K.
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
     Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and Subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management, Santander Mortgage Corporation, Santander Financial Services, Inc., Santander International Bank, Santander Insurance Agency and Island Insurance Corporation, respectively.
     Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.
     In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of goodwill and other intangibles, income taxes, the valuation of foreclosed real estate, deferred tax assets and financial instruments.
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
     The counterparties to securities purchased under resell agreements maintain effective control over such securities and accordingly, those securities are not reflected in the Corporation’s consolidated balance sheets. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where deemed appropriate.

          The Corporation maintains effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated balance sheets.
Investment Securities
     Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of income as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•	Investments in debt, equity or other securities that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
Loans Held for Sale
          Loans held for sale are recorded at the lower of cost or fair value computed on the aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs.
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
          Included in the review of individual loans are those that are impaired as defined by GAAP. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate and construction loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
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
Mortgage-servicing Rights
          The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment was recognized for the three months ended March 31, 2007. An impairment loss of $51,000 was recognized for the year ended December 31, 2006.
          MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. Amortization may be accelerated or decelerated to the extent that changes in interest rates or prepayment rates warrant.
Mortgage Banking
          Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. No asset or liability is recorded by the Corporation for mortgages serviced (except for mortgage-servicing rights arising from the sale of mortgages), advances to investors and escrow balances.
          The Corporation recognizes as a separate asset the right to service mortgage loans for others whenever those servicing rights are acquired. The Corporation acquires MSRs by purchasing or originating loans and selling or securitizing those loans (with the servicing rights retained) and allocates the total cost of the mortgage loans sold to the MSRs (included in intangible assets in the accompanying consolidated balance sheets) and the loans based on their relative fair values. Further, mortgage-servicing rights are periodically assessed for impairment based on the fair value of those rights. MSRs are amortized over the estimated life of the related servicing income. Mortgage loan-servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $3,443,000,000 and $3,718,000,000 at March 31, 2007 and December 31, 2006, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. In December 2006, the Corporation sold to an unaffiliated third party the servicing rights with respect to the following trust accounts: personal trust, customer employee benefit plans, guardianship accounts, insurance trust, escrow accounts and securities custody accounts. No gain or loss was recognized on this transaction. For a period not to exceed ten months after the closing date of the sale, the Corporation will transfer to the purchaser the trust accounts (amounting to approximately $1.1 billion at March 31, 2007) and related servicing in a timely and orderly manner. Fees collected during the transfer period shall be allocated between both entities on a pro rata basis. The Bank’s Trust Division will focus its efforts on the transfer and paying agent and IRA account services.
          While the assets and operations of the Trust Division of the Corporation meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation has not segregated the Division’s assets and results of operation, as the amounts are immaterial. Results of operations (net of taxes) were approximately $135,000 for the three months ended March 31, 2007 and $908,000 for the year ended December 31, 2006.
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
Income Taxes
          The Corporation uses the asset and liability balance sheet method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Corporation also accounts for uncertain tax positions, if any.
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended March 31, 2007 and 2006, respectively. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended March 31, 2007 and 2006.
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

•	SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140.” In March 2006, the FASB issued SFAS No. 156 to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of this statement did not have a material impact on the Corporation’s financial condition, results of operations or cash flows.

•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R.” In September 2006, FASB issued SFAS No. 158, which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The standard was effective as of December 31, 2006 for the recognition of our plans’ funded status. Upon adoption of the standard, to recognize the amounts currently recorded in the consolidated statement of condition, the Corporation recorded an after-tax reduction of accumulated other comprehensive income of $107,000.

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a Corporation should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. The provisions of FIN 48 were effective on January 1, 2007 and resulted in a reduction of retained earnings of $524,000.
             The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its financial condition and results of operations.
•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Corporation’s financial reporting and disclosures.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Corporation’s financial reporting and disclosures.

2. Investment Securities Available for Sale:
          The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$227,470	$11	$42	$227,439	5.03%
After one year to five years	485,442	—	12,569	472,873	3.89%

	712,912	11	12,611	700,312	4.25%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	1	949	3.85%
After one year to five years	16,009	—	491	15,518	4.26%
After five years to ten years	24,920	53	365	24,608	5.28%
Over ten years	14,761	177	—	14,938	5.79%

	56,640	230	857	56,013	5.10%

Mortgage-backed securities:
Over ten years	629,700	—	20,077	609,623	4.99%

Foreign securities:
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,399,327	$241	$33,545	$1,366,023	4.62%

	December 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,497	$29	$28	$252,498	4.90%
After one year to five years	485,258	—	15,421	469,837	3.89%

	737,755	29	15,449	722,335	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	2	948	3.85%
After one year to five years	16,005	—	523	15,482	4.26%
After five years to ten years	24,966	6	407	24,565	5.28%
Over ten years	14,781	166	—	14,947	5.79%

	56,702	172	932	55,942	5.10%

Mortgage-backed securities:
Over ten years	653,521	—	22,084	631,437	5.00%

Foreign securities:
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,448,053	$201	$38,465	$1,409,789	4.57%

          The number of positions, fair value and unrealized losses at March 31, 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	2	$156,660	$43	12	$471,873	$12,568	14	$628,533	$12,611
Commonwealth of Puerto Rico and its subdivisions	2	2,086	5	19	33,187	852	21	35,273	857
Mortgage-backed securities	—	—	—	30	609,623	20,077	30	609,623	20,077

	4	$158,746	$48	61	$1,114,683	$33,497	65	$1,273,429	$33,545

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
          As of March 31, 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2007.
          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

4. Loans:
          The Corporation’s loan portfolio consists of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial and industrial	$2,494,263	$2,489,959
Consumer	645,403	604,619
Consumer Finance	870,071	849,036
Leasing	133,228	143,836
Construction	488,039	438,573
Mortgage	2,486,141	2,453,429

	7,117,145	6,979,452
Unearned income and deferred fees/costs	(264,559)	(232,173)
Allowance for loan losses	(115,171)	(106,863)

Loans, net	$6,737,415	$6,640,416

5. Allowance for Loan Losses:
          Changes in the allowance for loan losses are summarized as follows:

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Balance at beginning of year	$106,863	$66,842
Allowance acquired (Island Finance)	—	17,830
Provision for loan losses	22,024	7,538

	128,887	92,210

Losses charged to the allowance:
Commercial and industrial	1,916	784
Mortgage	1,150	—
Consumer	4,747	3,695
Consumer Finance	6,327	1,051
Leasing	969	192

	15,109	5,722

Recoveries:
Commercial and industrial	695	655
Consumer	166	390
Consumer Finance	353	—
Leasing	179	184

	1,393	1,229

Net loans charged-off	13,716	4,493

Balance at end of period	$115,171	$87,717

          Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation is provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million. Through March 31,

2007, the Corporation had claimed $16.2 million from Wells Fargo under the guarantee. As of March 31, 2007, the Corporation had $4.8 million remaining under this guarantee.
6. Goodwill and Other Intangible Assets:
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
          The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	113,509	113,509

	$148,300	$148,300

          Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. There has been no impairment in goodwill for each of the periods reported.
Other Intangible Assets
          Other intangible assets at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Mortgage-servicing rights	$8,874	$8,433
Advisory-servicing rights	1,800	1,750
Trade name	23,700	23,700
Customer relationships	9,452	9,717
Non-compete agreements	3,386	3,827

	$47,212	$47,427

          Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Equity Opportunities Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance and are being amortized over their estimated useful lives of 10 years and 3 years, respectively.

7. Other Assets:
          Other assets at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Deferred tax assets, net	$22,468	$23,796
Accounts receivable	109,333	109,877
Securities sold not delivered, net	4,389	2,945
Repossesed assets	5,750	6,173
Software, net	8,390	9,214
Prepaid expenses	13,520	17,437
Customers’ liabilities on acceptances	2,341	3,938
Derivative assets	56,489	59,260
Other	2,285	2,555

	$224,965	$235,195

8. Other Borrowings:
          Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$1,585,030	$823,012	$438,457

Average indebtedness outstanding during the period	$1,622,051	$825,155	$288,396

Maximum amount outstanding during the period	$1,625,000	$851,578	$440,000

Average interest rate for the period	5.60%	5.52%	5.38%

Average interest rate at period-end	5.39%	5.45%	5.32%

	December 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$1,628,400	$830,569	$209,549

Average indebtedness outstanding during the period	$1,317,477	$919,899	$373,855

Maximum amount outstanding during the period	$1,828,400	$986,759	$750,000

Average interest rate for the period	5.36%	5.31%	5.09%

Average interest rate at period-end	5.41%	5.45%	5.33%

          Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$15,000	$—
Over ninety days	1,570,030	1,628,400

Total	$1,585,030	$1,628,400

Securities sold under agreements to repurchase:
Within thirty days	$98,006	$480,563
Over ninety days	725,006	350,006

Total	$823,012	$830,569

Commercial paper issued:
Within thirty days	$354,083	$209,549
After thirty to ninety days	84,374	—

Total	$438,457	$209,549

          As of March 31, 2007 and December 31, 2006 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 7.72 months and 10.63 months, respectively.
          As of March 31, 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan	$393,600	$411,877	30.59
Federal Home Loan Bank New York	100,000	102,743	12.56
Lehman Brothers RS	250,006	272,942	59.23
UBS Financial Services Inc.	79,406	81,837	0.33

	$823,012	$869,399	34.18

The following investment securities were sold under agreements to repurchase:

	March 31, 2007
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
		(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$312,602	$288,744	$312,602	5.66%
Mortgage-backed securities	556,797	534,268	556,797	5.31%

Total	$869,399	$823,012	$869,399	5.44%

	December 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
		(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$309,367	$287,569	$309,367	5.66%
Mortgage-backed securities	558,557	543,000	558,577	5.31%

Total	$867,924	$830,569	$867,944	5.44%

9. Income Tax:
     The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million to the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Corporation’s liability for unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties.
     The Corporation’s principal tax jurisdiction is Puerto Rico. Several subsidiaries are also subject to United States income tax. Tax years 2002-2006 remain open to examination by the major tax jurisdiction to which the Corporation is subject.
     The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2007, the Corporation recognized $242,000 of interest and penalties for uncertain tax positions. At March 31, 2007, the Corporation had $12.9 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
     It is reasonably possible that the amount of unrecognized tax benefits with respect to certain tax positions will change during the next 12 months as a result of the expiration of the statutes of limitations related to tax position. However, the Corporation does not anticipate that the total amount of any change would be significant.

10. Derivative Financial Instruments:
As of March 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the quarter	Income (loss)* for
	Notional		ended	the quarter ended
	Value	Fair Value	March 31, 2007	March 31, 2007
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(703)	$—	$(215)
FAIR VALUE HEDGES
Interest rate swaps	1,089,640	(17,479)	(444)	—
OTHER DERIVATIVES
Options	153,528	32,535	(977)	—
Embedded options on stock-indexed deposits	(153,528)	(32,535)	977	—
Interest rate caps	29,501	46	(22)	—
Customer interest rate caps	(26,876)	(44)	22	—
Customer interest rate swaps	(1,592,430)	2,083	2,135	—
Interest rate swaps	1,598,012	(1,454)	(1,933)	—
Interest rate swaps	223,000	(859)	(10)	—
Loan commitments	3,656	43	35	—

			$(217)	$(215)

* Net of tax
As of December 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2006	Dec. 31, 2006
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(351)	$—	$(214)
Foreign currency swaps	—	—	—	36
FAIR VALUE HEDGES
Interest rate swaps	1,189,740	(22,065)	64	—
OTHER DERIVATIVES
Options	153,528	33,512	7,057	—
Embedded options on stock-indexed deposits	(153,528)	(33,512)	(7,057)
Interest rate caps	36,889	68	12	—
Customer interest rate caps	(34,095)	(65)	(10)	—
Customer interest rate swaps	(1,619,554)	(52)	3,021	—
Interest rate swaps	1,621,555	479	(3,216)	—
Interest rate swaps	387,000	(849)	(397)	—
Loan commitments	1,988	9	49	—

			$(477)	$(178)

* Net of tax

     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of March 31, 2007 and December 31, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $0.2 million and $0.2 million, respectively, of which the Corporation expects to reclassify approximately $189,000 and $518,000, respectively, into earnings during the next quarter.
     As of March 31, 2007, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.1 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.36% and 4.96%, respectively. As of March 31, 2007, the Corporation had retail fixed rate certificates of deposit amounting to approximately $936 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the quarter ended March 31, 2007, the Corporation recognized a loss of approximately $444,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the quarter ended March 31, 2007, a gain of approximately $1.0 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $1.0 million was recorded on the option contracts. For the year ended December 31, 2006, a loss of approximately $7.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $7.1 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate cap, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the three months ended March 31, 2007 and the year ended December 31, 2006, the Corporation recognized a gain on these transactions of $202,000 and a loss of $193,000, respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded in earnings. For the three months ended March 31, 2007 and the year ended December 31, 2006, the Corporation recognized a loss of $10,000 and $397,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of March 31, 2007, the Corporation had loan commitments outstanding for approximately $3.6 million and recognized a gain of $35,000 on these commitments. At December 31, 2006, the Corporation had loan commitments outstanding for approximately $2.0 million and recognized a gain of $49,000 on these commitments.

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
12. Pension Plans:
     The Corporation maintains two frozen qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit cost for the Plan for the three month periods ended March 31, 2007 and 2006 were as follows:

	For the three months ended
	March 31,
	2007	2006
	(Dollars in thousands)
Service cost	$—	$443
Interest cost on projected benefit obligation	559	566
Expected return on assets	(683)	(558)
Net amortization	94	169

Net periodic pension cost (benefit)	$(30)	$620

     The expected contribution to the Plan for 2007 is $5,742,680.
     The components of net periodic benefit cost for the Central Hispano Plan for the three month periods ended March 31, 2007 and 2006 were as follows:

	For the three months ended
	March 31,
	2007	2006
	(Dollars in thousands)
Interest cost on projected benefit obligation	456	485
Expected return on assets	(541)	(543)
Net amortization	137	121

Net periodic pension cost	$52	$63

     The expected contribution to the Central Hispano Plan for 2007 is $1,947,605.

13. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,930,000 at March 31, 2007, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2007 had terms ranging from one month to six years. The aggregate contract amount of the standby letters of credit of approximately $175,580,000 at March 31, 2007, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

14. Segment Information:
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
     The following present financial information of reportable segments as of and for the three months ended March 31, 2007 and 2006. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	March 31, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$84,176	$46,721	$37,203	$18,049	$13,743	$13,621	$(12,382)	$201,131
Intersegment revenue	1,773	—	—	—	—	10,609	(12,382)	—
Interest income	72,914	41,581	36,471	17,912	577	6,364	(8,740)	167,079
Interest expense	23,995	24,437	9,790	27,604	807	7,828	(6,784)	87,677
Depreciation and amortization	999	495	1,117	189	288	1,096	—	4,184
Segment income (loss) before income tax	29,729	13,310	436	(11,091)	3,364	(14,409)	(1,956)	19,383
Segment assets	3,908,973	2,736,851	769,343	1,625,461	100,245	562,956	(509,267)	9,194,562

	March 31, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$69,306	$43,159	$12,421	$20,035	$13,963	$8,545	$(8,931)	$158,498
Intersegment revenue	2,110	—	—	—	—	6,821	(8,931)	—
Interest income	59,051	42,195	12,386	20,012	501	5,534	(7,595)	132,084
Interest expense	17,633	20,326	3,565	27,151	655	6,819	(6,851)	69,298
Depreciation and amortization	1,329	443	314	175	257	1,034	—	3,552
Segment income (loss) before income tax	22,472	18,563	675	(8,261)	4,782	(15,450)	(831)	21,950
Segment assets	3,509,538	2,944,555	767,087	1,848,637	96,357	1,037,369	(1,050,014)	9,153,529

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$199,892	$158,884
Other revenues	13,621	8,545
Elimination of intersegment revenues	(12,382)	(8,931)

Total consolidated revenues	$201,131	$158,498

Total income before tax of reportable segments	$35,748	$38,231
Loss before tax of other segments	(14,409)	(15,450)
Elimination of intersegment profits	(1,956)	(831)

Consolidated income before tax	$19,383	$21,950

Assets:
Total assets for reportable segments	$9,140,873	$9,166,174
Assets not attributed to segments	562,956	1,037,369
Elimination of intersegment assets	(509,267)	(1,050,014)

Total consolidated assets	$9,194,562	$9,153,529

15. Subsequent Event
     In April 2007, the Bank transferred its merchant business to a Subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period until conversion to the unrelated third party’s system, the Bank will provide certain processing and other services to the third party acquirer. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $13 million is expected to be recognized in income when the Bank has no further significant continuing involvement. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations.

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)

	Quarters ended
	March 31,
	2007	2006
CONDENSED INCOME STATEMENTS
Interest income	$167,079	$132,084
Interest expense	87,677	69,298

Net interest income	79,402	62,786
Broker-deaker, asset management and insurance fees	16,288	15,045
Other income	17,764	11,369
Operating expenses	72,047	59,712
Provision for loan losses	22,024	7,538
Income tax provision	7,654	8,594

Net income	$11,729	$13,356

PER COMMON SHARE DATA*
Net income	$0.25	$0.29
Book value	$12.56	$12.06
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,816,618	$6,155,757
Allowance for loan losses	107,823	79,234
Earning assets	8,407,105	8,093,820
Total assets	9,049,145	8,355,936
Deposits	5,173,868	4,938,292
Borrowings	2,978,779	2,586,459
Common equity	580,368	538,086
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,928,511	$6,668,267
Allowance for loan losses	115,171	87,717
Earning assets	8,625,801	8,599,205
Total assets	9,194,562	9,153,529
Deposits	5,168,555	5,355,246
Borrowings	3,133,061	2,899,287
Common equity	585,879	562,570
Continued

	Quarters ended
	March 31,
	2007	2006
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.94%	3.24%
Efficiency ratio (1)	62.28%	65.50%
Return on average total assets (on an annualized basis)	0.53%	0.65%
Return on average common equity (on an annualized basis)	8.20%	10.07%
Dividend payout	64.00%	55.17%
Average net loans/average total deposits	131.75%	124.65%
Average earning assets/average total assets	92.90%	96.86%
Average stockholders’ equity/average assets	6.41%	6.44%
Fee income to average assets (annualized)	1.28%	1.30%
Capital:
Tier I capital to risk-adjusted assets	7.88%	7.60%
Total capital to risk-adjusted assets	10.96%	10.62%
Leverage Ratio	5.88%	6.11%
Asset quality:
Non-performing loans to total loans	1.68%	1.10%
Annualized net charge-offs to average loans	0.80%	0.29%
Allowance for loan losses to period-end loans	1.64%	1.30%
Allowance for loan losses to non-performing loans	97.07%	118.03%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	85.05%	81.14%
Non-performing assets to total assets	1.35%	0.85%
Recoveries to charge-offs	9.22%	21.48%
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$14,231,000	$13,178,000
Bank branches	61	63
Consumer Finance branches	70	70

Total Branches	131	133
ATMs	142	150
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This financial discussion contains an analysis of the consolidated financial position and consolidated results of operations of Santander BanCorp and its wholly-owned subsidiaries (the “Corporation”) and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.
Critical Accounting Policies
          The consolidated financial statements of the Corporation and its wholly-owned subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2006.
Overview of Results of Operations for the Three Months Ended March 31, 2007
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
          Net income for the first quarter of 2007 reached $11.7 million, or $0.25 per share, compared to net income of $13.4 million or $0.29 per share, reported during the first quarter of 2006. The Corporation’s net income for the first quarter of 2007 included an after-tax compensation expense of $1.5 million associated with a long-term incentive plan sponsored by Santander BanCorp’s parent company, Banco Santander Central Hispano, S.A. (BSCH). The plan becomes exercisable in January 2008. The cost of the plan will be reimbursed to the Corporation by BSCH, at which time it will be recognized as a capital contribution. Excluding the compensation cost related to the long-term incentive plan, Santander BanCorp’s earnings would have been $13.2 million, or $0.28 per share. The Corporation’s financial results for the quarter ended March 31, 2007 were impacted by the following:
•	The Corporation experienced a tax equivalent net interest margin expansion of 70 basis points including the Island Finance business and a 33 basis point reduction excluding Island Finance, for the quarter ended March 31, 2007 versus the same period in the prior year. The reduction in the Corporation’s net interest income excluding Island Finance was mainly impacted by the settlement of approximately $608.2 million in commercial loans secured by mortgages in May 2006 that had a net spread of approximately 1.5%.

•	For the quarter ended March 31, 2007, non-interest income increased $7.6 million primarily due to: an increase in gain on sale of residential mortgage and charged-off loans of $2.4 million, an increase in insurance fees of $1.2 million, an increase in credit card fees of $0.6 million, trading gains of $0.4 million, mortgage servicing rights recognized of $0.9 million, a decrease in loss on valuation of mortgage loans held for sale of $0.7 million, an increment in gain on sale of equipment and Real Estate Owned (“REO”) of $0.2 and $0.3 million, respectively, and increases in other fees of $0.3 million.

•	The Corporation experienced an increase in operating expenses related to the Island Finance operation and expenses related to a long term incentive plan sponsored by the Corporation’s parent company. Excluding the Island Finance operation and expenses related to the long term incentive plan, operating expenses increased by $2.5 million or 4.7% for the quarter ended March 31, 2007. This increment is mainly due to increases of $1.1 in business promotion expense and $1.0 million in provision for repossessed assets and related expenses.

•	The Corporation’s net income for the first quarter of 2007 included an after-tax compensation expense of $1.5 million associated with a long-term incentive plan sponsored by BSCH. The plan becomes exercisable in January

2008. The cost of the plan will be reimbursed to the Corporation by BSCH, at which time it will be recognized as a capital contribution.

•	The Corporation’s income tax expense decreased $0.9 million for the three month period ended March 31, 2007. This decrease was due to lower net income before tax and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006. The effective income tax rate was 39.5% for the quarter ended March 31, 2007 versus 39.2% for the same period in 2006.
          Santander BanCorp (the “Corporation”) reported net income of $11.7 million for the three months ended March 31, 2007, compared with $13.4 million for the same period in 2006. Earnings per common share (EPS) for the quarters ended March 31, 2007 and 2006 were $0.25 and $0.29, respectively, based on 46,639,104 average shares outstanding for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the quarter ended March 31, 2007 were 0.53% and 8.20%, respectively, compared with 0.65% and 10.07% reported during the same quarter of 2006. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended March 31, 2007 compared with the same quarter of the prior year reflected a decrease of 322 basis points, from 65.50% to 62.28%. Excluding the effect of the long term incentive plan, ROE, ROA and the Efficiency Ratio on a tax equivalent basis for the first quarter of 2007 would have been 9.25%, 0.59% and 60.14%, respectively.
Net Interest Income
          The Corporation’s net interest income for the three months ended March 31, 2007 reached $79.4 million, an increase of 26.5% over $62.8 million for the same period in 2006. This improvement was due to an increase in average interest-earning assets of $313.3 million or 3.9% driven by an increase in average net loans of $660.9 million or 10.7% offset by decreases in average investment securities of $272.1 million or 15.8% and average interest-bearing deposits of $75.5 million or 35.6%. The increase in average interest-earning assets was offset by an increase of $303.8 million or 4.3% in average interest-bearing liabilities. Net interest margin, on a tax equivalent basis, for the first quarter of 2007 was 3.94% compared with 3.24% for the first quarter of 2006, an increase of 70 basis points. This increase was mainly due to an increase of 145 basis points in the yield on average interest-earning assets. There was also an increase of 84 basis points in the average cost of interest-bearing liabilities. Excluding Island Finance operations, net interest margin on a tax equivalent basis for the first quarter of 2007 was 2.91%, a 33 basis point reduction from 3.24% for the same period in 2006.
          The table on page 34, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the first quarters of 2007 and 2006. The table on Interest Variance Analysis — Tax Equivalent Basis on page 33, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the first quarter of 2007 compared with the same period of 2006.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $2.2 million and $2.0 million for the quarters ended March 31, 2007 and 2006, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the quarters ended March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Interest income — tax equivalent basis	$169,304	$134,044
Interest expense	87,677	69,298

Net interest income — tax equivalent basis	$81,627	$64,746

Net interest margin — tax equivalent basis (1)	3.94%	3.24%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis)

          The Corporation’s interest income on a tax equivalent basis increased $35.3 million, or 26.3% to $169.3 million for the quarter ended March 31, 2007 from $134.0 million for the quarter ended March 31, 2006. The increase of $35.3 million in tax equivalent interest income is attributable to a $8.7 million increase related to the volume of interest earning assets and a $26.6 million increase related to the yield on such assets.
          The yield on average interest-earning assets increased 145 basis points from 6.72% for the quarter ended March 31, 2006 to 8.17% for the quarter ended March 31, 2007. Average interest earning assets increased $313.3 million or 3.9% for the quarter ended March 31, 2007 compared to the first quarter of 2006. The increment in average interest earning assets compared to the first quarter of 2006 was driven by an increase in average net loans of $660.9 million, which was partially offset by a decrease in average investment securities of $272.1 million and in average interest bearing deposits of $75.5 million. The increase in average net loans was due to an increase of $490.4 million or 22.5% in average mortgage loans as a result of the Corporation’s continued emphasis of growing this portfolio. There was also an increase of $444.5 million or 55.9% in the average consumer loan portfolio, which includes an increase of $393.6 million in consumer finance portfolio, resulting from the acquisition of Island Finance. These increases were partially offset by a decrease in the commercial loan portfolio (including leasing) of $245.4 million or 7.5% due primarily to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006. Excluding the loans settled with Doral in 2006, the average commercial loan portfolio (including leasing) grew $384.8 million or 14.5%. The reduction of $272.1 million or 15.8% in average investment securities is mainly attributed to the repayments of this portfolio.
          The Corporation’s interest expense for the quarter ended March 31, 2007 increased 26.5% to $87.7 million from $69.3 million for the quarter ended March 31, 2006. This change was due to an increase in average interest-bearing liabilities of $303.8 million and an increase of 84 basis points in the average cost of interest-bearing liabilities. The growth in average interest-bearing liabilities was driven by an increase in average borrowings of $360.6 million or 15.2% compared to the quarter ended March 31, 2006. This change was due to an increase in borrowings of $215.7 million incurred in connection with the funding of the acquisition of Island Finance and the refinancing of other existing debt of the Corporation, an increase in average FHLB Advances of $391.9 million partially offset by reductions in average repurchase agreements of $111.6 million and an increase in average commercial paper of $135.4 million. Although there was a decrease in average interest-bearing deposits of $88.6 million or 2.0%, there was a change in the composition of deposits that contributed to the increase in interest expense. Average time deposits and average brokered deposits increased $74.6 million or 5.77% and $58.2 million or 4.6%, respectively, while average savings and NOW accounts decreased $221.4 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.
          The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, between changes related to the average volume of interest earning assets and interest bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest earning assets and average interest bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Three Months Ended March 31, 2007
	Compared to the Three Months Ended
	March 31, 2006
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(872)	$207	$(665)
Time deposits with other banks	(91)	282	191
Investment securities	(3,269)	1,663	(1,606)
Loans	12,886	24,454	37,340

Total interest income, on a tax equivalent basis	8,654	26,606	35,260

Interest expense:
Savings and NOW accounts	(1,434)	2,935	1,501
Other time deposits	1,442	4,384	5,826
Borrowings	4,571	4,973	9,544
Long-term borrowings	457	1,051	1,508

Total interest expense	5,036	13,343	18,379

Net interest income, on a tax equivalent basis	$3,618	$13,263	$16,881

          The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the three months ended March 31, 2007 and 2006.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2007			March 31, 2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$87,275	$1,150	5.34%	$95,759	$959	4.06%
Federal funds sold and securities purchased under agreements to resell	49,334	666	5.47%	116,355	1,331	4.64%

Total interest bearing deposits	136,609	1,816	5.39%	212,114	2,290	4.38%

U.S.Treasury securities	64,481	808	5.08%	44,692	470	4.26%
Obligations of other U.S.government agencies and corporations	607,109	7,447	4.97%	801,657	8,699	4.40%
Obligations of government of Puerto Rico and political subdivisions	88,702	1,184	5.41%	91,855	1,224	5.40%
Collateralized mortgage obligations and mortgage backed securities	629,270	7,671	4.94%	740,786	8,713	4.77%
Other	64,316	897	5.66%	46,959	507	4.38%

Total investment securities	1,453,878	18,007	5.02%	1,725,949	19,613	4.61%

Loans:
Commercial	2,434,232	42,561	7.09%	2,907,986	46,334	6.46%
Construction	455,405	9,955	8.87%	227,942	4,768	8.48%
Consumer	622,738	17,929	11.68%	571,845	14,378	10.20%
Consumer Finance	616,361	35,738	23.52%	222,773	12,387	22.55%
Mortgage	2,668,072	41,069	6.16%	2,177,643	32,147	5.90%
Lease financing	127,633	2,229	7.08%	126,802	2,127	6.80%

Gross loans	6,924,441	149,481	8.75%	6,234,991	112,141	7.29%
Allowance for loan losses	(107,823)			(79,234)

Loans, net	6,816,618	149,481	8.89%	6,155,757	112,141	7.39%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,407,105	169,304	8.17%	8,093,820	134,044	6.72%

Total non-interest earning assests	642,040			262,116

Total assets	$9,049,145			$8,355,936

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,752,120	$13,346	3.09%	$1,973,471	$11,845	2.43%
Other time deposits	1,366,614	15,258	4.53%	1,292,030	12,262	3.85%
Brokered deposits	1,328,879	17,360	5.30%	1,270,667	14,530	4.64%

Total interest bearing deposits	4,447,613	45,964	4.19%	4,536,168	38,637	3.45%
Borrowings	2,735,602	37,443	5.55%	2,374,987	27,899	4.76%
Term Notes	41,700	336	3.27%	40,379	348	3.50%
Subordinated Notes	201,477	3,934	7.92%	171,093	2,414	5.72%

Total interest bearing liabilities/interest expense	7,426,392	87,677	4.79%	7,122,627	69,298	3.95%

Total non-interest bearing liabilities	1,042,385			695,223

Total liabilities	8,468,777			7,817,850

Stockholders’ Equity	580,368			538,086

Total liabilities and stockholders’ equity	$9,049,145			$8,355,936

Net interest income, on a tax equivalent basis		$81,627			$64,746

Net interest spread			3.38%			2.77%
Cost of funding earning assets			4.23%			3.47%
Net interest margin, on a tax equivalent basis			3.94%			3.24%

Provision for Loan Losses
          The Corporation’s provision for loan losses increased $14.5 million or 192.2% from $7.5 million for the quarter ended March 31, 2006 to $22.0 million for the first quarter of 2007. The increase in the provision for loan losses was due primarily to the Island Finance operation which registered an increase in the provision for loan losses of $11.5 million for the quarter ended March 31, 2007 when compared to the first quarter of 2006. The increase in the provision for loan losses was due to a 25.3% increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $135.4 million as of March 31, 2007, from $108.1 million as of March 31, 2006, and $127.8 million as of December 31, 2006. Non-performing loans were $118.7 million as of March 31, 2007, an increase of $44.3 million compared to non-performing loans as of March 31, 2006. The Island Finance portfolio reflected non-performing loans of $25.4 million as of March 31, 2007, with a provision for loan losses of $14.5 million recognized in the quarter ended March 31, 2007.
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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the three months ended
	March 31,	March 31,
	2007	2006
	(In thousands)
Bank service fees on deposit accounts	$3,266	$3,281
Other service fees:
Credit card fees	4,480	3,882
Mortgage-servicing fees	703	719
Trust fees	435	683
Other fees	3,433	3,105
Broker-dealer, asset management and insurance fees	16,288	15,045
Gain (loss) on sale of loans	2,348	(2)
Gain on sale of mortgage servicing rights	69	3
Trading gains	918	529
Losses on derivatives	(217)	(791)
Gain on mortgage servicing rights recognized	859	—
Other gains (losses), net	339	(866)
Other	1,131	826

	$34,052	$26,414

          The table below details the breakdown of commissions from broker-dealer, asset management and insurance agency operations:

	For the three months ended
	March 31, 2007	March 31, 2006
	(In thousands)
Broker-dealer	$6,499	$7,879
Asset management	5,651	4,979

Total Santander Securities	12,150	12,858
Insurance Agency	4,138	2,187

Total	$16,288	$15,045

          For the quarter ended March 31, 2007, other income reached $34.1 million compared to $26.4 million reported for the same period in 2006. The $7.6 million or 28.9% increase in other income was mainly due to an increase of $2.0 million in insurance fees resulting from commissions earned on credit life insurance policies sold on Island Finance loans. There was a higher gain on sale of residential mortgage and charged-off loans of $2.4 million. There was an increase in credit card fees of $0.6 million, trading gains of $0.4 million, mortgage servicing rights recognized of $0.9 million, decrease in loss on valuation of mortgage loans held for sale of $0.7 million, an increase in gain on sale of equipment and REOs of $0.2 and $0.3 million, respectively, and an increase in other fees of $0.3 million.
          Broker-dealer, asset management and insurance fees increased $1.2 million or 8.3% for the quarter ended March 31, 2007 compared to the same figures reported in 2006, due to an improvement of $2.0 million or 89.2% in insurance commissions earned by Santander Insurance on credit life policies sold on Island Finance customers. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 47.8% to the Corporation’s other income for the quarter ended March 31, 2007 and 57.0% for the same period in 2006.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	For the three months ended
	March 31,	March 31,
	2007	2006
	(In thousands)
Salaries	$18,374	$16,577
Pension and other benefits	16,560	12,520
Expenses deferred as loan origination costs	(3,105)	(2,541)

Total personnel costs	31,829	26,556

Occupancy costs	5,574	4,649

Equipment expenses	1,165	1,040

EDP servicing expense, amortization and technical services	9,406	8,053

Communications	2,685	2,318

Business promotion	3,453	2,581

Other taxes	3,106	2,376

Other operating expenses:
Professional fees	3,130	2,576
Amortization of intangibles	1,200	655
Printing and supplies	478	395
Credit card expenses	2,872	2,352
Insurance	827	661
Examinations and FDIC assessment	479	497
Transportation and travel	709	690
Repossessed assets provision and expenses	1,325	335
Collections and related legal costs	467	375
All other	3,342	3,603

Other operating expenses	14,829	12,139

Non-personnel expenses	40,218	33,156

Total Operating expenses	$72,047	$59,712

          The Efficiency Ratio for the quarters ended March 31, 2007 and 2006 was 62.28% and 65.50%, respectively, reflecting an improvement of 322 basis points. This improvement was mainly the result of higher operating income. During the first quarter of 2007 the Corporation recognized compensation expense of $2.5 million pursuant to a Long Term Incentive Plan related to certain employees. The Corporation is accruing the compensation which will be reimbursed by the Parent Company in January 2008 at which time, such amount will be recognized as a capital contribution. Excluding the effect of this incentive plan the Efficiency Ratio was 60.14%, a 536 basis point improvement over the previous year.
          Operating expenses increased $12.3 million or 20.7% from $59.7 million for the quarter ended March 31, 2006 to $72.0 million for the quarter ended March 31, 2007. This increase was due primarily to the Island Finance operation which contributed to an increase in operating expenses of $7.3 million for the quarter ended March 31, 2007 compared to March of 2006 (first month of operations of Island Finance with the Corporation), and $2.5 million associated with the long-term incentive plan.

           During the first quarter of 2007 there were increases in salaries and employee benefits of $5.3 million together with an increase in non-personnel expenses of $7.1 million. The increase in salaries and employee benefits of $5.3 million was due to an increase in Island Finance salaries and employee benefits for the quarter ended March 31, 2007 compared to $3.3 million for March 2006, compensation expense related to the long term incentive plan of $2.5 million and a net decrease of $0.5 million in personnel expenses due to the reduction plan instituted by the Corporation in 2006. The $7.1 million increase in non-personnel costs was primarily due to increases in expenses from Island Finances operations of $4.0 million, in business promotion of $1.1 million, repossessed assets provision and related expenses of $1.0 million, and EDP servicing, amortization and technical services of $0.4 million and credit card expenses of $0.5 million.
Provision for Income Tax
          The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items. A temporary two-year surtax of 2.5% applicable to taxable years beginning after December, 31, 2004, increased the maximum marginal corporate income tax rate from 39% to 41.5% for the two year period ended December 31, 2006. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government deficit. These surtaxes increased the maximum marginal corporate income tax rate to 43.5% for the year ended December 31, 2006. These surtaxes are no longer in effect.
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
          The Corporation adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation has been recorded as a decrease of $0.5 million to Retained Earnings with a corresponding increase in the liability for unrecognized tax benefits. Penalties and tax related interest expense are reported as a component of income tax expense. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Corporation’s unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties.
          The provision for income tax amounted to $7.7 million, or 39.5% of pretax earnings, for the quarter ended March 31, 2007 compared to $8.6 million, or 39.2% of pretax earnings, for the same period in 2006. The decrease in the provision for income tax during the first quarter of 2007 was due in primarily to lower taxable income in 2007 compared to 2006 and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006.

Financial Position – March 31, 2007
Assets
          The Corporation’s assets reached $9.2 billion as of March 31, 2007, a 0.1% or $6.4 million increase when compared to total assets of $9.2 billion at December 31, 2006 and a 0.5% or $41.0 million increase when compared to total assets of $9.2 billion at March 31, 2006. As of March 31, 2007 there was an increase of $91.8 million and $260.2 million in net loans, including loans held for sale, compared to December 31, 2006 and March 31, 2006 balances, respectively. This improvement in net loans was partially offset by a decrease in investment securities of $43.8 million and $194.4 million when compared with figures reported at December 31, 2006 and March 31, 2006, respectively.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	Dec. 31,	Mar.07/Dec.06	March 31,	Mar.07/Mar.06
	2007	2006	Variance	2006	Variance
		(In thousands)
Commercial and industrial	$2,493,919	$2,489,699	$4,220	$2,951,716	$(457,797)
Construction	484,989	435,182	49,807	249,696	235,293
Mortgage	2,681,941	2,654,540	27,401	2,279,785	402,156
Consumer	647,082	606,214	40,868	542,188	104,894
Consumer Finance	612,448	625,266	(12,818)	598,964	13,484
Leasing	123,303	132,655	(9,352)	133,635	(10,332)

Gross Loans	7,043,682	6,943,556	100,126	6,755,984	287,698
Allowance for loan losses	(115,171)	(106,863)	(8,308)	(87,717)	(27,454)

Net Loans	$6,928,511	$6,836,693	$91,818	$6,668,267	$260,244

          The net loan portfolio, including loans held for sale, reflected an increase of 1.3% or $91.8 million, reaching $6.9 billion at March 31, 2007, compared to the figures reported as of December 31, 2006. Compared to March 31, 2006, the net loan portfolio grew by $260.2 million, or 3.9%. The mortgage loan portfolio at March 31, 2007 grew $27.4 million or 1.0% compared to December 31, 2006 and $402.2 million or 17.6% compared to March 31, 2006. Construction loans increased $49.8 million or 11.4% as of March 31, 2007 compared to December 31, 2006, and $235.3 million or 94.2% compared to March 31, 2006. The consumer loan portfolio (including consumer finance) also reflected growth of $28.1 million or 2.3%, as of March 31, 2007, compared to December 31, 2006. Compared to March 31, 2006 the consumer loan portfolio reflected growth of $118.4 or 10.4% stemming from a $65.8 million increase in personal installment loans and $39.2 million in credit cards together with a $13.5 million increase in consumer finance. The commercial loan portfolio (including leasing) decreased $5.1 million December 31, 2006. Compared to March 31, 2006, there was a decrease in the commercial loan portfolio (including leasing) of $468.1 million as a result of the settlement of commercial loans secured by mortgages with Doral during the second quarter of 2006. The growth in the construction loan and residential mortgage portfolios were driven by the opportunity to regain a leading role as a residential construction lender and the enhanced mortgage distribution capabilities. The corporate portfolio benefited from a client by client business plan that yielded new relationships and opportunities with existing clients. The consumer portfolio at the Bank grew as a result of successful campaigns launched in credit cards and personal installment loans to increase cross-selling to the existing client base and attract new clients.
          Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. The Corporation has established the so-called “Business Focus Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional divisions coordinates all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and internet. Growth in the consumer loan portfolio came as a result of the acquisition of Island Finance. Island Finance has a network of 70 branches throughout Puerto Rico offering consumer finance products. Management continues to focus on regaining market share with a strong emphasis on the mortgage and consumer loan portfolios. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, and the increased branch network, the Corporation has been able to continue growing its loan portfolio.
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
          A reserve for expected losses is determined under the provisions of SFAS No. 5 for all loans not evaluated individually for impairment, based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.). The Corporation groups small homogeneous loans by type of loan (consumer, credit card, mortgage, etc.) and applies a loss factor, which is determined using an average history of actual net losses over the previous 2 to 3 years and other statistical loss estimates. Historical loss rates are reviewed at least quarterly and adjusted based on changing borrower and/or collateral conditions and actual collections and charge-off experience. Historical loss rates for the different portfolios may be adjusted for significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effect of the trends in the nature and volume of loans (delinquency, charge-offs, non accrual), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from internal and external agencies.
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

ALLOWANCE FOR LOAN LOSSES

	For the three months ended
	March 31,
	2007	2006
	(In thousands)
Balance at beginning of year	$106,863	$66,842
Allowance acquired (Island Finance)	—	17,830
Provision for loan losses	22,024	7,538

	128,887	92,210

Losses charged to the allowance:
Commercial and industrial	1,916	784
Mortgage	1,150	—
Consumer	4,747	3,695
Consumer Finance	6,327	1,051
Leasing	969	192

	15,109	5,722

Recoveries:
Commercial and industrial	695	655
Consumer	166	390
Consumer Finance	353	—
Leasing	179	184

	1,393	1,229

Net loans charged-off	13,716	4,493

Balance at end of period	$115,171	$87,717

Ratios:
Allowance for loan losses to period-end loans	1.64%	1.30%
Recoveries to charge-offs	9.22%	21.48%
Annualized net charge-offs to average loans	0.80%	0.29%
          The Corporation’s allowance for loan losses was $115.2 million or 1.64% of period-end loans at March 31, 2007 a 34 basis point increase compared to $87.7 million, or 1.30% of period-end loans at March 31, 2006. The $115.2 million in the allowance for loan losses is comprised of $49.8 million related to the consumer finance operations with a provision for loan losses of $14.5 million for the quarter ended March 31, 2007 and $65.4 million for commercial banking with a provision for loan losses of $7.5 million for the same period.
          The increment in the allowance for loan losses to period-end loan was partially due to increases in non-performing loans and loans past due 90 days or more of $27.3 million or 25.3%, from $108.1 million at March 31, 2006 to $131.4 million for the at March 31, 2007. There were also higher net charge-offs of $9.2 million during the first quarter of 2007 compared to the first quarter of 2006, due in large part to the current adverse economic environment in Puerto Rico.
          The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 85.05% and 81.14% at March 31, 2007 and March 31, 2006, respectively, increasing 391 basis points. Compared to December 31, 2006, this ratio improved by 143 basis points from 83.62%. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 167.0% at March 31, 2007 compared to 139.7% as of March 31, 2006 and 161.3% as of December 31, 2006.
          The annualized ratio of net charge-offs to average loans for the quarter ended March 31, 2007 increased 51 basis points to 0.80% from 0.29% for the same period in 2006. This change was due to an increment in average gross loans of $0.7 billion or 11.1% when compared with figures reported for the same period in 2006.
          At March 31, 2007, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $64.9 million and $5.5 million, respectively. At December 31, 2006 impaired loans with related allowance amounted to $57.2 million and $4.4 million, respectively.

          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
          As of March 31, 2007, the Corporation’s total non-performing loans (excluding other real estate owned) reached $118.7 million or 1.68% of total loans from $106.9 million or 1.54% of total loans as of December 31, 2006 and from $74.3 million or 1.10% of total loans as of March 31, 2006. The Corporation’s non-performing loans (excluding Island Finance non-performing loans of $25.4 million) reflected an increase of $18.9 million or 25.4% compared to non-performing loans as of March 31, 2006 and $11.1 million compared to non-performing loans as of December 31, 2006 (excluding Island Finance non-performing loans of $24.7 million). The increase of non-performing loans (excluding Island Finance non-performing loans) is principally due to non-performing residential mortgages, which increased $10.9 million, commercial loans (including construction and leasing) which increased $5.1 million and consumer loans which increased $2.9 million when compared to March 31, 2006. Compared to December 31, 2006, non-performing loans reflected an increase of $11.1 million or 13.5%. This increase was composed of increases in non-performing residential mortgages, commercial loans (including construction and leasing) and consumer loans of $3.4 million, $6.3 million and $0.9 million, respectively. Island Finance non-performing loans and loans past due 90 days or more increased $2.0 million compared to March 31, 2006 and $0.7 million compared to December 31, 2006.
          Non-performing loans and accruing loans past due 90 days or more of the Island Finance portfolio were $36.0 million, reflecting an increase of $1.6 million compared to December 31, 2006 and an increase of $6.0 million compared to March 31, 2006. Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 are subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation is provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million. As of March 31, 2007, the Corporation had $4.8 million remaining under this guarantee.
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio.
Non-performing Assets and Past Due Loans

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in thousands)
Commercial and Industrial	$21,515	$15,549	$13,152
Construction	3,966	3,966	4,219
Mortgage	56,304	51,341	45,304
Consumer	8,155	7,590	5,631
Consumer Finance	25,429	24,731	—
Leasing	2,527	2,783	3,452
Restructured Loans	756	892	2,560

Total non-performing loans	118,652	106,852	74,318
Repossessed Assets	5,750	6,173	3,504

Total non-performing assets	$124,402	$113,025	$77,822

Accruing loans past-due 90 days or more	$16,768	$20,938	$33,782

Non-Performing loans to total loans	1.68%	1.54%	1.10%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	1.92%	1.84%	1.60%
Non-Performing assets to total assets	1.35%	1.23%	0.85%

Liabilities
          As of March 31, 2007, total liabilities reached $8.6 billion, a decrease of $0.3 million compared to the December 31, 2006 balance. This decrease in total liabilities was principally due to decreases in total deposits of $145.4 million or 2.7%, offset by an increase in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) of $178.5 million or 6.0%.
          At March 31, 2007, total deposits were $5.2 billion, reflecting a decrease of $145.5 million, or 2.7% over deposits of $5.3 billion as of December 31, 2006. This change was composed of an increase in non interest-bearing deposits of $27.2 million or 3.7% and a decrease in interest-bearing deposits of $172.6 million or 3.8%.
          Total borrowings at March 31, 2007 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) increased $178.5 million or 6.0% and $233.8 million or 8.1%, compared to borrowings at December 31, 2006 and March 31, 2006, respectively.
          In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement (the “Agreement”) with National Australia Bank Limited (the “Lender”). The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial Services had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement (the “Loan”) bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Company and Santander Financial Services will pay the Lender a facility fee (the “Facility Fee”) of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007. The Loan is guaranteed by BSCH, the parent of the Corporation. The Corporation pays BSCH a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.
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
          Stockholders’ equity was $585.9 million, or 6.4% of total assets at March 31, 2007, compared to $579.2 million or 6.3% of total assets at December 31, 2006. The $6.7 million change in stockholders’ equity was composed of net income of $11.7 million for the period, a decrease in accumulated other comprehensive loss of $2.9 million, partially offset by dividends declared $7.5 million and cumulative effect of adoption of FIN 48 of $0.5 million.
          The Corporation declared a cash dividend of $0.16 per common share to all stockholders of record as of March 9, 2007 and expects to continue to pay quarterly dividends. The current annualized dividend yield is 3.6%.
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
          During the three months ended March 31, 2007 and 2006, the Corporation did not repurchase any shares of common stock. As of March 31, 2007, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          As of March 31, 2007, the Corporation’s common stock price per share was $17.61, resulting in a market capitalization of $0.8 billion, including affiliated holdings.
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
          As of March 31, 2007, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2007 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2007 were 7.88% and 10.96%, respectively, and the leverage ratio was 5.88%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 10 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2007 and December 31, 2006.
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

     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$825,000	$(703)	$—	$(215)
Fair Value Hedges
Interest Rate Swaps	1,089,640	(17,479)	(444)	—

Totals	$1,914,640	$(18,182)	$(444)	$(215)

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	$825,000	$(351)	$—	$(214)
Foreign Currency Swaps	—	—	—	36
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

*	Net of tax.
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
          As of March 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to interest rate swaps designed as cash flow hedges was an unrealized loss of $215,000. As of December 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $214,000.
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

          The fair value hedges have maturities through the year 2032 as of March 31, 2007 and December 31, 2006. The weighted-average rate paid and received on these contracts is 5.36% and 4.96%, and 5.37% and 4.84%, as of March 31, 2007 and December 31, 2006, respectively.
          The $1.1 billion and $1.2 billion fair value hedges are associated to the swapping of fixed rate debt as of March 31, 2007 and December 31, 2006, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,413,442	$(230)	$192
Interest Rate Caps	56,377	2	—
Other	3,656	43	35
Equity Derivatives	307,056	—	—

Totals	$3,780,531	$(185)	$227

	December 31, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,109	$(422)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,137	$(410)	$(541)

*	The notional amount represents the gross sum of long and short.

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
          The Corporation’s one-year cumulative GAP position at March 31, 2007, was negative $2.3 billion or -26.3% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2007 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of March 31, 2007

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:

Investment Portfolio	$226,719	$5,017	$304,874	$734,783	$88,196	$—	$102,194	$1,461,783
Deposits in Other Banks	113,970	5,030	—	(10,129)	—	—	126,636	235,507
Loan Portfolio
Commercial	1,404,495	204,827	311,440	337,001	220,161	78,095	61,203	2,617,222
Construction	461,255	452	9,607	7,106	—	—	6,569	484,989
Consumer	322,777	237,752	479,102	182,711	35,644	—	1,544	1,259,530
Mortgage	72,782	234,920	612,936	538,730	956,245	271,549	(5,221)	2,681,941
Fixed and Other Assets	—	—	—	—	—	—	453,590	453,590

Total Assets	$2,601,998	$687,998	$1,717,959	$1,790,202	$1,300,246	$349,644	$746,515	$9,194,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$438,457	$—	$—	$—	$—	$—	$—	$438,457
Repurchase Agreements	98,006	225,006	—	200,000	300,000	—	—	823,012
Federal Funds Purchased and Other Borrowings	1,335,030	250,000	—	—	—	—	—	1,585,030
Deposits
Certificates of Deposit	890,260	826,844	671,729	204,768	32,094	113	(17,449)	2,608,359
Demand Deposits and Savings Accounts	166,712	—	160,237	445,570	—	—	770	773,289
Transactional Accounts	368,821	244,043	539,174	634,869	—	—	—	1,786,907
Term and Subordinated Debt	—	—	26,089	6,106	254,367	—	—	286,562
Other Liabilities and Capital	—	—	—	—	—	—	892,946	892,946

Total Liabilities and Capital	$3,297,286	$1,545,893	$1,397,229	$1,491,313	$586,461	$113	$876,267	$9,194,562

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,750,013	$814,537	$1,313,788	$218,577	$225,167	$6,000	$—	$5,328,082
Interest Rate Swaps (Liabilities)	3,371,070	937,504	909,026	31,727	72,755	6,000	—	5,328,082
Caps	41,014	12,813	1,552	998	—	—	—	56,377
Caps Final Maturity	41,014	12,813	1,552	998	—	—	—	56,377

GAP	$(1,316,345)	$(980,862)	$725,492	$485,739	$866,197	$349,531	$(129,752)	$—

Cumulative GAP	$(1,316,345)	$(2,297,207)	$(1,571,715)	$(1,085,976)	$(219,779)	$129,752	$—	$—

Cumulative interest rate gap to earning assets	-15.06%	-26.28%	-17.98%	-12.42%	-2.51%	1.48%
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
          NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $40 million of maximum NIM loss for a 1% parallel shock and $150 million maximum MVE loss for a 1% parallel shock.
          As of March 31, 2007, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $20.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $40.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $96.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $150.0 million limit.
          As of March 31, 2007 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2007, the Corporation had $2.8 billion in unsecured lines of credit ($2.7 billion available) and $7.3 billion in collateralized lines of credit with banks and financial entities ($5.7 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
          The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from BSCH or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by BSCH and affiliates to the Corporation is $1.9 billion.
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
          In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement with National Australia Bank Limited. The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial Services had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Company and Santander Financial Services will pay the Lender a facility fee of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007.
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
          The Corporation’s parent company, BSCH, sponsors a Long Term Incentive Plan (the “Plan”) for certain of its employees and those of its subsidiaries, including the Corporation. The Plan contains service, performance and market conditions. The Corporation’s Board of Directors approved the Plan in December 2006, which provides for settlement in cash to the participating employees. The Corporation will accrue the liability and recognize monthly compensation expense over the fourteen month period from December 2006 to January 2008, when the plan becomes exercisable. The cost of the plan will be reimbursed to the Corporation by BSCH, at which time it would be recognized as a capital contribution.
          In April 2007, the Bank transferred its merchant business to a Subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period until conversion to the unrelated third party’s system, the Bank will provide certain processing and other services to the third party acquirer. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $13 million is expected to be recognized in income when the Bank has no further significant continuing involvement.
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2007, the Corporation had a liquidity ratio of 9.8%. At March 31, 2007, the Corporation had total available liquid assets of $1.1 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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
          The acquisition of Island Finance on February 28, 2006, is material to the Corporation’s consolidated financial statements, and as such represents a material change in internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) resulting from the acquisition of Island Finance may occur and are in the process of being evaluated by management as integration activities are implemented. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business for the 2007 annual management report on internal control over financial reporting.
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
          On December 8, 2005, the Corporation received a subpoena from the SEC for the production of documents concerning its mortgage loan transactions with an unrelated local financial institution. The Corporation provided documents and information to the SEC in response to the subpoena and other mortgage loan portfolio transactions. The Corporation is cooperating fully with the SEC in connection with these inquiries.
          Other than this matter, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.
ITEM 1A. RISK FACTORS
          There have been no material changes in risk factors as previously disclosed under Item 1A. of the Corporation’s Form 10-K for the year ended December 31, 2006.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5 – OTHER INFORMATION
          None

ITEM 6 – EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07

(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX – Con’t

Exhibit No.	Exhibit Description	Reference
(10.13)	Amended and Restated USD 725,000,000 Loan Facility between Santander BanCorp and Lloyds TBS Bank PLC.	Exhibit 10.1 8K-06/19/06

(10.14)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.15)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.16)	$800 million Bridge Facility Agreement Santander BanCorp, Santander Financial Services and National Australia Bank Limited	Exhibit 10.1 8K-12/27/06

(10.17)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-04/20/07

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: May 11, 2007	By: /s/	José Ramón González
President and Chief Executive Officer

Dated: May 11, 2007	By: /s/	Carlos M. García
Senior Executive Vice President and Chief Operating Officer

Dated: May 11, 2007	By: /s/	María Calero
Executive Vice President and Chief Accounting Officer