Form 10-Q
period 2007-06-30
SANTANDER BANCORP
filed 2007-08-08
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of June 30, 2007
Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$149,736	$125,077
Interest-bearing deposits	2,544	780
Federal funds sold and securities purchased under agreements to resell	113,948	73,407

Total cash and cash equivalents	266,228	199,264

Interest-Bearing Deposits	50,000	51,455
Trading Securities, at fair value	46,088	50,792
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	808,924	867,944
Other investment securities available for sale	520,905	541,845

Total investment securities available for sale	1,329,829	1,409,789

Other Investment Securities, at amortized cost	50,159	50,710
Loans Held for Sale, net	164,916	196,277
Loans, net	6,717,741	6,640,416
Accrued Interest Receivable	79,335	102,244
Premises and Equipment, net	53,424	56,299
Goodwill	148,300	148,300
Intangible Assets	46,652	47,427
Other Assets	243,487	235,195

	$9,196,159	$9,188,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$628,647	$746,089
Interest-bearing	4,651,485	4,567,885

Total deposits	5,280,132	5,313,974

Federal Funds Purchased and Other Borrowings	1,581,500	1,628,400
Securities Sold Under Agreements to Repurchase	768,831	830,569
Commercial Paper Issued	382,662	209,549
Term Notes	42,149	41,529
Subordinated Capital Notes	240,033	244,468
Accrued Interest Payable	72,879	91,245
Other Liabilities	256,127	249,214

Total liabilities	8,624,313	8,608,948

STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	304,171	304,171
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of income taxes	(51,962)	(44,213)
Retained earnings:
Reserve fund	137,511	137,511
Undivided profits	123,052	122,677

Total stockholders’ equity	571,846	579,220

	$9,196,159	$9,188,168

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$298,189	$249,231	$149,834	$137,705
Investment securities	33,649	37,052	16,742	18,784
Interest-bearing deposits	2,260	1,921	1,110	962
Federal funds sold and securities purchased under agreements to resell	1,222	2,413	556	1,082

Total interest income	335,320	290,617	168,242	158,533

INTEREST EXPENSE:
Deposits	92,828	81,085	46,864	42,449
Securities sold under agreements to repurchase and other borrowings	77,007	62,513	39,229	34,266
Subordinated capital notes	7,886	6,377	3,952	3,963

Total interest expense	177,721	149,975	90,045	80,678

Net interest income	157,599	140,642	78,197	77,855
PROVISION FOR LOAN LOSSES	52,874	23,513	30,850	15,975

Net interest income after provision for loan losses	104,725	117,129	47,347	61,880

OTHER INCOME (LOSS):
Bank service charges, fees and other	24,452	23,362	12,134	11,692
Broker-dealer, asset management and insurance fees	32,369	29,476	16,081	14,431
Gain on sale of securities	238	—	49	—
Gain on sale of mortgage servicing rights	168	18	99	15
Gain (loss) on sale of loans	4,338	(3)	1,990	(1)
Other income (loss)	4,400	(752)	1,559	(450)

Total other income	65,965	52,101	31,912	25,687

OTHER OPERATING EXPENSES:
Salaries and employee benefits	65,902	56,115	34,073	29,559
Occupancy costs	11,488	10,734	5,914	6,085
Equipment expenses	2,241	2,334	1,076	1,294
EDP servicing, amortization and technical assistance	18,021	17,860	8,614	9,806
Communication expenses	5,451	4,985	2,766	2,667
Business promotion	8,000	5,743	4,548	3,162
Other taxes	4,948	5,079	1,843	2,703
Other operating expenses	29,750	26,047	14,920	13,908

Total other operating expenses	145,801	128,897	73,754	69,184

Income before provision for income tax	24,889	40,333	5,505	18,383
PROVISION FOR INCOME TAX	9,064	15,950	1,409	7,355

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,825	$24,383	$4,096	$11,028

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.52	$0.09	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)

	Six Months ended	Year Ended
	June 30, 2007	December 31, 2006
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171

Balance at end of period	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(44,213)	(41,591)
Unrealized net loss on investment securities available for sale, net of tax	(8,280)	(587)
Unrealized net gain (loss) on cash flow hedges, net of tax	531	(178)
Minimum pension liability, net of tax	—	(1,750)
Initial adoption of SFAS No. 158, net of tax	—	(107)

Balance at end of period	(51,962)	(44,213)

Reserve Fund:
Balance at beginning of year	137,511	133,759
Transfer from undivided profits	—	3,752

Balance at end of period	137,511	137,511

Undivided Profits:
Balance at beginning of year	122,677	113,114
Net income	15,825	43,169
Transfer to reseve fund	—	(3,752)
Deferred tax benefit amortization	(2)	(5)
Common stock cash dividends	(14,924)	(29,849)
Cummulative effect of adoption of FIN No.48	(524)	—

Balance at end of period	123,052	122,677

Total stockholders’ equity	$571,846	$579,220

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Comprehensive Income (Loss)
Net income	$15,825	$24,383	$4,096	$11,028

Other comprehensive losses, net of tax:
Unrealized losses on investments securities available for sale, net of tax	(8,280)	(22,104)	(11,395)	(10,109)
Reclassification adjustment for gains and losses on investment securities available for sale included in net income, net of tax	—	363	(17)	253

Unrealized losses on investment securities available for sale, net of tax	(8,280)	(21,741)	(11,412)	(9,856)
Unrealized gains on derivative used for cash flow hedges, net of tax	531	36	746	—

Other comprehensive losses, net of tax	(7,749)	(21,705)	(10,666)	(9,856)

Comprehensive income (loss)	$8,076	$2,678	$(6,570)	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	For the six months ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,825	$24,383

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,324	8,120
Deferred tax (benefit) provision	(9,097)	482
Provision for loan losses	52,874	23,513
Stocks incentive programs	7,982	—
Gain on sale of securities	(238)	—
Gain on equity securities	—	(497)
(Gain) loss on sale of loans	(4,338)	3
Gain on sale of mortgage-servicing rights	(168)	(18)
Gain on derivatives	758	1,311
(Gain) loss on sale of trading securities	(1,241)	601
Net discount accretion on securities	(2,534)	(1,431)
Net discount accretion on loans	(1,416)	(1,636)
Purchases and originations of loans held for sale	(332,806)	(428,152)
Proceeds from sales of loans held for sale	171,532	564
Repayments of loans held for sale	14,612	6,590
Proceeds from sales of trading securities	1,199,498	6,818,935
Purchases of trading securities	(1,201,459)	(6,828,539)
Net change in:
Decrease (increase) in accrued interest receivable	22,909	(14,368)
Decrease (increase) in other assets	832	(36,680)
(Decrease) increase in accrued interest payable	(18,366)	9,142
(Decrease) increase in other liabilities	(11,079)	17,481

Total adjustments	(103,421)	(424,579)

Net cash used in operating activities	(87,596)	(400,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest-bearing deposits	1,455	49,332
Proceeds from sales of investment securities available for sale	20,301	—
Proceeds from maturities of investment securities available for sale	16,919,244	14,746,499
Purchases of investment securities available for sale	(16,910,514)	(14,833,975)
Proceeds from equity securities	—	497
Purchases of other investments	—	(972)
Repayment of other investments	551	—
Repayment of securities and securities called	51,156	67,800
Net decrease in loans	53,578	523,561
Proceeds from sales of mortgage-servicing rights	168	18
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalent acquired	—	(740,761)
Purchases of premises and equipment	(1,117)	(2,638)

Net cash provided by (used in) investing activities	134,822	(190,639)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(30,459)	$(237,819)
Net (decrease) increase in federal funds purchased and other borrowings	(46,900)	606,154
Net (decrease) increase in securities sold under agreements to repurchase	(61,738)	25,265
Net increase in commercial paper issued	173,113	102,813
Net increase in term notes	620	662
Issuance of subordinated capital notes	26	124,898
Dividends paid	(14,924)	(7,462)

Net cash provided by financing activities	19,738	614,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	66,964	23,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,264	237,993

CASH AND CASH EQUIVALENTS, END OF PERIOD	$266,228	$261,669

(Concluded)
The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander Central Hispano, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
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
Investment Securities
     Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of income as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•	Investments in debt, equity or other securities that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
          In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period until conversion to the unrelated third party’s system, the Bank will provide certain processing and other services to the third party acquirer. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $12.3 million is expected to be recognized in income upon conversion to the unrelated third party’s system. Such conversion is expected to occur during the fourth quarter of 2007. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations.
Goodwill and Intangible Assets
          The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested annually as of the end of the third quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statement of income.
          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statement of income.
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
          Based on management’s assessment of the value of the Corporation’s goodwill which includes an independent valuation, among others, management determined that the Corporation’s goodwill was not impaired for the year ended December 31, 2006 and semester ended June 30, 2007. However, as a result of unfavorable economic conditions in Puerto Rico, the Corporation has decided to perform a valuation of the goodwill for its consumer finance segment as of July 1, 2007 and if required, any impairment adjustment would be recorded during the third quarter of 2007.
Mortgage-servicing Rights
          The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the six months ended June 30, 2007. An impairment loss of $51,000 was recognized for the year ended December 31, 2006.
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
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $1,380,000,000 and $3,718,000,000 at June 30, 2007 and December 31, 2006, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. In December 2006, the Corporation sold to an unaffiliated third party the servicing rights with respect to the following trust accounts: personal trust, customer employee benefit plans, guardianship accounts, insurance trust, escrow accounts and securities custody accounts. No gain or loss was recognized on this transaction. For a period not to exceed ten months after the closing date of the sale, the Corporation will transfer to the purchaser the trust accounts (amounting to approximately $0.3 billion at June 30, 2007) subject to the customer's consent and related servicing in a timely and orderly manner. Fees collected during the transfer period shall be allocated between both entities on a pro rata basis. The Bank’s Trust Division will focus its efforts on the transfer and paying agent and IRA account services.
          While the assets and operations of the Trust Division of the Corporation meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation has not segregated the Division’s assets and results of operation, as the amounts are immaterial. Results of operations (net of taxes) were approximately $286,000 for the six months ended June 30, 2007 and $908,000 for the year ended December 31, 2006.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended June 30, 2007 and 2006, respectively. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the quarters ended June 30, 2007 and 2006.

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

2. Investment Securities Available for Sale:
          The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$262,898	$39	$628	$262,309	4.62%
After one year to five years	458,600	—	15,933	442,667	3.96%

	721,498	39	16,561	704,976	4.20%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	2,535	—	12	2,523	4.16%
After one year to five years	13,473	—	502	12,971	4.28%
After five years to ten years	24,970	—	521	24,449	5.28%
Over ten years	14,787	48	124	14,711	5.79%

	55,765	48	1,159	54,654	5.12%

Mortgage-backed securities:
Over ten years	601,182	—	31,033	570,149	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,378,495	$87	$48,753	$1,329,829	4.58%

	December 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,497	$29	$28	$252,498	4.90%
After one year to five years	485,258	—	15,421	469,837	3.89%

	737,755	29	15,449	722,335	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	2	948	3.85%
After one year to five years	16,005	—	523	15,482	4.26%
After five years to ten years	24,966	6	407	24,565	5.28%
Over ten years	14,781	166	—	14,947	5.79%

	56,702	172	932	55,942	5.10%

Mortgage-backed securities:
Over ten years	653,521	—	22,084	631,437	5.00%

Foreign securities:
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,448,053	$201	$38,465	$1,409,789	4.57%

          The duration of long-term (over one year) investment securities in the available portfolio is approximately 3.1 years at June 30, 2007, comprised of approximately 1.8 years for treasuries and agencies of the United States Government, 4.1 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 4.5 years for mortgage backed securities and 1.4 years for all other securities.

          The number of positions, fair value and unrealized losses at June 30, 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	2	$165,027	$50	10	$467,108	$16,511	12	$632,135	$16,561
Commonwealth of Puerto Rico and its subdivisions	6	12,889	125	19	34,156	1034	25	47,045	1,159
Mortgage-backed securities	—	—	—	31	570,149	31,033	31	570,149	31,033

	8	$177,916	$175	60	$1,071,413	$48,578	68	$1,249,329	$48,753

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
          As of June 30, 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by interest rate increases. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by interest rate increases. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2007.
          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Loans:
          The Corporation’s loan portfolio consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)

Commercial and industrial	$2,403,731	$2,489,959
Consumer	668,602	604,619
Consumer Finance	906,826	849,036
Leasing	120,615	143,836
Construction	502,980	438,573
Mortgage	2,541,113	2,453,429

	7,143,867	6,979,452
Unearned income and deferred fees/costs	(298,210)	(232,173)
Allowance for loan losses	(127,916)	(106,863)

	$6,717,741	$6,640,416

4. Allowance for Loan Losses:
          Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Dollars in thousands)

Balance at beginning of year	$106,863	$66,842	$115,171	$87,717
Allowance acquired (Island Finance)	—	17,830	—	—
Provision for loan losses	52,874	23,513	30,850	15,975

	159,737	108,185	146,021	103,692

Losses charged to the allowance:
Commercial and industrial	3,484	7,223	1,568	6,439
Mortage	1,150	—	—	—
Consumer	11,717	7,362	6,970	3,667
Consumer Finance	16,190	7,619	9,863	6,568
Leasing	1,485	986	516	794

	34,026	23,190	18,917	17,468

Recoveries:
Commercial and industrial	799	1,220	104	565
Consumer	429	966	263	576
Consumer Finance	723	70	370	70
Leasing	254	444	75	260

	2,205	2,700	812	1,471

Net loans charged-off	31,821	20,490	18,105	15,997

Balance at end of period	$127,916	$87,695	$127,916	$87,695

5. Goodwill and Other Intangible Assets:
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
          The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	113,509	113,509

	$148,300	$148,300

          Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. There has been no impairment in goodwill for each of the periods reported. However, as a result of unfavorable economic conditions in Puerto Rico, the Corporation has decided to perform a valuation of the goodwill for its consumer finance segment as of July 1, 2007 and if required, any impairment adjustment would be recorded during the third quarter of 2007.
Other Intangible Assets
          Other intangible assets at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Mortgage-servicing rights	$9,096	$8,433
Advisory-servicing rights	1,724	1,750
Trade name	23,700	23,700
Customer relationships	9,187	9,717
Non-compete agreements	2,945	3,827

	$46,652	$47,427

          Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance and are being amortized over their estimated useful lives of 10 years and 3 years, respectively.

6. Other Assets:
          Other assets at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Deferred tax assets, net	$34,638	$23,796
Accounts receivable	101,402	109,877
Securities sold not delivered, net	—	2,945
Repossesed assets	6,898	6,173
Software, net	7,743	9,214
Prepaid expenses	23,903	17,437
Customers’ liabilities on acceptances	2,657	3,938
Derivative assets	62,780	59,260
Other	3,466	2,555

	$243,487	$235,195

7. Other Borrowings:
          Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period-end	$1,581,500	$768,831	$382,662

Average indebtedness outstanding during the period	$1,606,970	$790,612	$379,185

Maximum amount outstanding during the period	$1,643,740	$851,578	$560,000

Average interest rate for the period	5.59%	5.53%	5.38%

Average interest rate at period-end	5.39%	5.46%	5.35%

	December 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period-end	$1,628,400	$830,569	$209,549

Average indebtedness outstanding during the period	$1,317,477	$919,899	$373,855

Maximum amount outstanding during the period	$1,828,400	$986,759	$750,000

Average interest rate for the period	5.36%	5.31%	5.09%

Average interest rate at period-end	5.41%	5.45%	5.33%

          Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$415,000	$—
After thirty to ninety days	685,000	—
Over ninety days	481,500	1,628,400

Total	$1,581,500	$1,628,400

Securities sold under agreements to repurchase:
Within thirty days	$43,825	$480,563
Over ninety days	725,006	350,006

Total	$768,831	$830,569

Commercial paper issued:
Within thirty days	$139,527	$209,549
After thirty to ninety days	243,135	—

Total	$382,662	$209,549

          As of June 30, 2007 and December 31, 2006 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 10.91 months and 10.63 months, respectively.
          As of June 30, 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)

JP Morgan	$375,000	$392,102	29.10
Federal Home Loan Bank of New York	100,000	103,092	9.57
Lehman Brothers RS	293,831	313,730	47.93

	$768,831	$808,924	33.76

The following investment securities were sold under agreements to repurchase:

	June 30, 2007
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$357,317	$334,893	$357,317	4.85%
Mortgage-backed securities	451,607	433,938	451,607	5.09%

Total	$808,924	$768,831	$808,924	4.98%

	December 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)

Obligations of U.S. Government agencies and corporations	$309,367	$287,569	$309,367	5.66%
Mortgage-backed securities	558,577	543,000	558,577	5.31%

Total	$867,944	$830,569	$867,944	5.44%

8. Income Tax:
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
          The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended June 30, 2007, the Corporation recognized $525,000 of interest and penalties for uncertain tax positions. At June 30, 2007, the Corporation had $13.6 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
          It is reasonably possible that the amount of unrecognized tax benefits with respect to certain tax positions will change during the next 12 months as a result of the expiration of the statutes of limitations related to the tax positions. The Corporation anticipates to release approximately $1.6 million of this liability due to expiration of statutes of limitation during the next 12 months.

9. Derivative Financial Instruments:
As of June 30, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the six months	Income (Loss)* for
	Notional		ended	the six months ended
	Value	Fair Value	June 30, 2007	June 30, 2007
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$520	$—	$531
FAIR VALUE HEDGES
Interest rate swaps	1,054,640	(31,025)	(1,116)	—
OTHER DERIVATIVES			—
Options	152,135	29,983	2,893	—
Embedded options on stock-indexed deposits	152,135	(29,983)	(2,893)	—
Interest rate caps	22,139	43	(25)	—
Customer interest rate caps	19,686	(42)	26	—
Customer interest rate swaps	1,358,115	1,334	1,386	—
Interest rate swaps	1,363,698	(760)	(1,239)	—
Interest rate swaps	148,000	(653)	196	—
Loan commitments	2,971	23	14	—

			$(758)	$531

*	Net of tax
As of December 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income (Loss)* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2006	Dec. 31, 2006
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(351)	$—	$(214)
Foreign currency swaps	—	—	—	36
FAIR VALUE HEDGES
Interest rate swaps	1,189,740	(22,065)	64	—
OTHER DERIVATIVES
Options	153,528	33,512	7,057	—
Embedded options on stock-indexed deposits	153,528	(33,512)	(7,057)	—
Interest rate caps	36,889	68	12	—
Customer interest rate caps	34,095	(65)	(10)	—
Customer interest rate swaps	1,619,554	(52)	3,021	—
Interest rate swaps	1,621,555	479	(3,216)	—
Interest rate swaps	387,000	(849)	(397)
Loan commitments	1,988	9	49	—

			$(477)	$(178)

*	Net of tax
          The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of June 30, 2007 and December 31, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized gain of $0.5 million and unrealized loss of $0.2 million, respectively, of which the Corporation expects to reclassify approximately $241,000 and $518,000, respectively, into earnings during the next quarters.
          As of June 30, 2007, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.1 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.36% and 5.03%, respectively. As of June 30, 2007, the Corporation had retail fixed rate certificates of deposit amounting to approximately $896 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the six month period ended June 30, 2007, the Corporation recognized a loss of approximately $1,116,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of income.
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
          The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through earnings and recorded in other gains and losses in the consolidated statements of income. For the six months ended June 30, 2007, a loss of approximately $2.9 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $2.9 million was recorded on the option contracts. For the year ended December 31, 2006, a loss of approximately $7.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $7.1 million was recorded on the option contracts.
          The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate cap, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2007 and the year ended December 31, 2006, the Corporation recognized a gain on these transactions of $148,000 and a loss of $193,000, respectively, on these transactions.
          To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded in earnings. For the six months ended June 30, 2007 and the year ended December 31, 2006, the Corporation recognized a gain of $196,000 and a loss of $397,000, respectively, on these transactions.
          The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of June 30, 2007, the Corporation had loan commitments outstanding for approximately $3.0 million and recognized a gain of $14,000 on these commitments. At December 31, 2006, the Corporation had loan commitments outstanding for approximately $2.0 million and recognized a gain of $49,000 on these commitments.

10. Contingencies and Commitments:
          The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations, consolidated financial position or consolidated cash flows of the Corporation.
11. Pension Plans:
          The Corporation maintains two frozen qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
          The components of net periodic benefit cost for the Plan for the six and three month periods ended June 30, 2007 and 2006 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$—	$886	$—	$443
Interest cost on projected benefit obligation	1,118	1,132	559	566
Expected return on assets	(1,366)	(1,116)	(683)	(558)
Net amortization	188	338	94	169

Net periodic pension cost (benefit)	$(60)	$1,240	$(30)	$620

          The expected contribution to the Plan for 2007 is $5,742,680.
          The components of net periodic benefit cost for the Central Hispano Plan for the six and three month periods ended June 30, 2007 and 2006 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Interest cost on projected benefit obligation	912	970	456	485
Expected return on assets	(1,082)	(1,086)	(541)	(543)
Net amortization	274	242	137	121

Net periodic pension cost	$104	$126	$52	$63

          The expected contribution to the Central Hispano Plan for 2007 is $1,947,605.

12. Guarantees:
          The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,757,000 at June 30, 2007, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2007 had terms ranging from one month to seven years. The aggregate contract amount of the standby letters of credit of approximately $151,854,000 at June 30, 2007, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
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
          The following present financial information of reportable segments as of and for the six months ended June 30, 2007 and 2006. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	June 30, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$167,766	$93,380	$73,426	$37,776	$29,776	$24,447	$(25,286)	$401,285
Intersegment revenue	5,005	5,600	—	—	2,104	12,577	(25,286)	—
Interest income	148,218	83,479	71,357	35,593	1,173	12,484	(16,984)	335,320
Interest expense	48,720	49,636	19,208	56,241	1,617	15,375	(13,076)	177,721
Depreciation and amortization	2,020	1,018	2,199	380	567	2,140	—	8,324
Segment income (loss) before income tax	54,401	25,957	(5,896)	(21,544)	7,961	(31,323)	(4,667)	24,889
Segment assets	3,820,064	2,776,946	724,439	1,633,827	104,679	593,954	(457,750)	9,196,159

	June 30, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance*	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$144,064	$84,189	$48,098	$40,396	$24,965	$27,643	$(26,637)	$342,718
Intersegment revenue	6,337	1,180	—	—	317	18,803	(26,637)	—
Interest income	123,234	82,813	48,071	40,131	1,140	19,306	(24,078)	290,617
Interest expense	38,830	41,041	13,918	55,937	1,422	20,006	(21,179)	149,975
Depreciation and amortization	2,736	935	1,421	393	518	2,117	—	8,120
Segment income (loss) before income tax	43,678	35,072	2,307	(17,864)	7,284	(27,056)	(3,088)	40,333
Segment assets	3,604,756	2,521,172	770,576	1,813,308	97,090	1,120,009	(997,450)	8,929,461

*	Includes 4 months of operations
Reconciliation of Segment Information to Consolidated Amounts
          Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$402,124	$341,712
Other revenues	24,447	27,643
Elimination of intersegment revenues	(25,286)	(26,637)

Total consolidated revenues	$401,285	$342,718

Total income before tax of reportable segments	$60,879	$70,477
Loss before tax of other segments	(31,323)	(27,056)
Elimination of intersegment profits	(4,667)	(3,088)

Consolidated income before tax	$24,889	$40,333

Assets:
Total assets for reportable segments	$9,059,955	$8,806,902
Assets not attributed to segments	593,954	1,120,009
Elimination of intersegment assets	(457,750)	(997,450)

Total consolidated assets	$9,196,159	$8,929,461

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Six months ended		Three months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
CONDENSED INCOME STATEMENTS
Interest income	$335,320	$290,617	$168,242	$158,533
Interest expense	177,721	149,975	90,045	80,678

Net interest income	157,599	140,642	78,197	77,855
Gain on sale of securities	238	—	49	—
Broker-deaker, asset management and insurance fees	32,369	29,476	16,081	14,431
Other income	33,358	22,625	15,782	11,256
Operating expenses	145,801	128,897	73,754	69,184
Provision for loan losses	52,874	23,513	30,850	15,975
Income tax provision	9,064	15,950	1,409	7,355

Net income	$15,825	$24,383	$4,096	$11,028

PER COMMON SHARE DATA*
Net income	$0.34	$0.52	$0.09	$0.24
Book value	$12.26	$11.93	$12.26	$11.93
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.32	$0.32	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,888,251	$6,275,696	$6,916,569	$6,395,385
Allowance for loan losses	112,513	81,508	117,151	83,757
Earning assets	8,467,210	8,151,597	8,484,144	8,209,808
Total assets	9,113,814	8,614,003	9,135,829	8,870,339
Deposits	5,149,455	4,985,142	5,125,327	5,031,478
Borrowings	3,063,169	2,755,037	3,104,104	2,923,128
Common equity	588,392	551,520	596,328	564,806
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,882,657	$6,412,318	$6,882,657	$6,412,318
Allowance for loan losses	127,916	87,695	127,916	87,695
Earning assets	8,624,961	8,365,508	8,624,961	8,365,508
Total assets	9,196,159	8,929,461	9,196,159	8,929,461
Deposits	5,280,132	4,969,942	5,280,132	4,969,942
Borrowings	3,015,175	3,065,851	3,015,175	3,065,851
Common equity	571,846	556,278	571,846	556,278
Continued

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.86%	3.58%	3.79%	3.91%
Efficiency ratio (1)	64.06%	65.45%	65.78%	65.41%
Return on average total assets (on an annualized basis)	0.35%	0.57%	0.18%	0.50%
Return on average common equity (on an annualized basis)	5.42%	8.92%	2.76%	7.83%
Dividend payout	94.12%	61.54%	177.78%	66.67%
Average net loans/average total deposits	133.77%	125.89%	134.95%	127.11%
Average earning assets/average total assets	92.91%	94.63%	92.87%	92.55%
Average stockholders’ equity/average assets	6.46%	6.40%	6.53%	6.37%
Fee income to average assets (annualized)	1.26%	1.24%	1.24%	1.18%
Capital:
Tier I capital to risk-adjusted assets	7.78%	8.17%	7.78%	8.17%
Total capital to risk-adjusted assets	10.81%	11.25%	10.81%	11.25%
Leverage Ratio	5.69%	5.86%	5.69%	5.86%
Asset quality:
Non-performing loans to total loans	1.95%	1.68%	1.95%	1.68%
Annualized net charge-offs to average loans	0.92%	0.65%	1.03%	0.99%
Allowance for loan losses to period-end loans	1.82%	1.35%	1.82%	1.35%
Allowance for loan losses to non-performing loans	93.39%	80.09%	93.39%	80.09%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	86.87%	74.15%	86.87%	74.15%
Non-performing assets to total assets	1.56%	1.27%	1.56%	1.27%
Recoveries to charge-offs	6.48%	11.64%	4.29%	8.42%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.29x	1.57x	1.12x	1.47x
Including interest on deposits	1.14x	1.27x	1.06x	1.23x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,568,000	$12,572,000	$13,568,000	$12,572,000
Bank branches	61	63	61	63
Consumer Finance branches	69	70	69	70

Total Branches	130	133	130	133
ATMs	141	147	141	147
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses.

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
          The corporation, similarly to other financial institutions, is subject to certain risks, many of which are beyond management’s control, though efforts and initiatives are undertaken to manage those risks in conjunction with return optimization. Among the risks being managed are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operations, (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations, (3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. In addition, the Corporation is subject to legal, compliance and reputational risks, among others.
          As a provider of financial services, the Corporation’s earnings are significantly affected by general economic and business conditions. Credit, funding, including deposit origination and fee income generation activities are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition, customer preferences, interest rate conditions and prevailing market rates on competing products. The Corporation constantly monitors general business and economic conditions, industry-related trends and indicators, competition from traditional and non-traditional financial services providers, interest rate volatility, indicators of credit quality, demand for loans and deposits, operational efficiencies, including systems, revenue and profitability improvement and regulatory changes in the financial services industry, among others. The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial services providers could adversely affect the Corporation’s profitability.
           In addition to the information contained in this Form 10-Q, readers should consider the description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2006. While not all inclusive, Item 1 of the Form 10k referred to above, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that provides further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
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
Overview of Results of Operations for the Six-Month and Three-Month Periods Ended June 30, 2007
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation. For six-month period and quarter ended June 30, 2007, net income and other selected financial data, as reported are the following:

	Six Months Ended		Three Months Ended
($ in millions, except earnings per share)	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Net Income	$15.8	$24.4	$4.1	$11.0
EPS	$0.34	$0.52	$0.09	$0.24
ROA	0.35%	0.57%	0.18%	0.50%
ROE	5.42%	8.92%	2.76%	7.83%
Efficiency Ratio (*)	64.06%	65.45%	65.78%	65.41%
          The Corporation’s net income for the six month-period and quarter ended June 30, 2007 included an after-tax compensation expense associated with certain incentive plans sponsored and reimbursable by Banco Santander Central Hispano, S.A. (Santander Group), Santander BanCorp’s parent company.

	Six Months Ended		Three Months Ended
($ in millions, except earnings per share)	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Compensation expense sponsored by Santander Group, net of tax	$5.0	$—	$3.5	$—

Excluding compensation expense sponsored by Santander Group, the selected financial data would have been:

	Six Months Ended		Three Months Ended
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Net Earnings	$20.8	$24.4	$7.6	$11.0
EPS	$0.45	$0.52	$0.16	$0.24
ROA	0.46%	0.57%	0.34%	0.50%
ROE	7.16%	8.92%	5.14%	7.83%
Efficiency Ratio (*)	60.42%	65.45%	60.60%	65.41%

(*)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income, excluding gain on sale of securities.

          Santander BanCorp (the “Corporation”) reported net income of $15.8 million for the six-month period ended June 30, 2007, compared with $24.4 million for the same period in 2006. Earnings per common share (EPS) for the six-month periods ended June 30, 2007 and 2006 were $0.34 and $0.52, respectively, based on 46,639,104 average common shares for each period. The Corporation’s net income for the second quarter and the first semester of 2007 included an after-tax compensation expense associated with certain incentive plans sponsored and reimbursable by Banco Santander Central Hispano, S.A. (Santander Group), Santander BanCorp’s parent company. Santander Group sponsored two reimbursable incentive programs to which employees of the Corporation are eligible to participate: (i) one related to a long term incentive plan upon reaching certain global corporate goals in 2006 and (ii) another related to the grant of 100 shares of Santander Group stock to all employees of Santander Group’s operating entities as part of this year’s celebration of Santander Group 150th Anniversary.
(i)	The long term incentive plan resulted in an after-tax compensation expense of $0.9 million and $2.4 million, respectively, for the quarter and the semester ended June 30, 2007. The incentive becomes exercisable by plan participants in January 2008, at which time, the compensation expense associated with the plan will be reimbursed to the Corporation by Santander Group and recorded as a capital contribution.
(ii)	The grant of 100 common shares of Santander Group to the Corporation’s employees resulted in an after-tax compensation expense of $2.6 million during the second quarter of 2007. The settlement of this grant will be made in August of 2007, at which time the compensation expense will be reimbursed to the Corporation by an affiliate and recognized as a capital contribution.
          Excluding the compensation cost related to these incentive plans, Santander BanCorp’s earnings would have been $20.8 million or $0.45 per share for the six months ended June 30, 2007, a 14.4% reduction when compared to the same semester in 2006. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2007 were 0.35% and 5.42%, respectively, compared with 0.57% and 8.92% reported during the same six-month period of 2006. The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2007, reflected an improvement of 139 basis points, reaching 64.06% compared to 65.45% for the six months ended June 30, 2006. This improvement was mainly due to a higher net interest income.
          For the second quarter of 2007, the Corporation reported net income of $4.1 million, compared with $11.0 million for the same quarter in 2006. Earnings per common share (EPS) for the quarters ended June 30, 2007 and 2006 were $0.09 and $0.24, respectively, based on 46,639,104 average common shares for each period. The Corporation’s net income for the second quarter included an after-tax compensation expense of $0.9 million and $2.6 million associated with the long-term incentive plan and 100 shares granted by Santander Group to each employee of the Corporation. Excluding the compensation cost related to these incentive plans, Santander BanCorp’s earnings would have been $7.6 million, or $0.16 per share for the quarter ended June 30, 2007, a 30.7% reduction compared to the second quarter of 2006. ROA on an annualized basis was 0.18% for the quarter ended June 30, 2007 and 0.50% for the quarter ended in June 30, 2006. ROE on an annualized basis for the quarters ended June 30, 2007 and 2006 was 2.76% and 7.83%, respectively. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended June 30, 2007 reflected an increase of 37 basis points to 65.78% from 65.41% for the same period in 2006.
          The Corporation’s financial results for the six months and three months periods ended June 30, 2007 were impacted by the following:
•	The provision for loan losses increased $14.9 million or 93.1% for the quarter ended June 30, 2007 compared to the same period in 2006 and $29.4 million or 124.9% for the six months ended June 30, 2007 compared to 2006.

•	The Corporation experienced a 12 basis point reduction in net interest margin, on a tax equivalent basis, to 3.79% for the quarter ended June 30, 2007 versus the same period in 2006 and an expansion of 28 basis points to 3.86% for the six months ended June 30, 2007 versus the same period in the prior year.

•	For the quarter and six months ended June 30, 2007, other income increased $6.2 million or 24.2% and $13.9 million or 26.6% primarily due to a penalty on cancellation of certain structured certificates of deposit, an increase in gain on sale of residential mortgage loans and previously charged off loans, increases in broker-dealer, asset management and insurance fees, and trading gains, mortgage servicing rights recognized, and decreases in loss on valuation of mortgage loans held for sale.

•	The Corporation experienced an increase in operating expenses of $4.6 million or 6.6% and $16.9 million or 13.1%, for the quarter and the six months ended June 30, 2007, respectively, when compared to the same periods in 2006. These increases were primarily related to the incentive plans previously described above and for the six months ended June 30, 2007, to increased operating expenses related to the Island Finance operation.

•	The Corporation’s income tax expense decreased $5.9 million and $6.9 million, respectively for the three and six month periods ended June 30, 2007 when compared to the same periods in 2006. These decreases were due to lower net income before tax and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006. The effective income tax rate was 25.6% for the quarter ended June 30, 2007 versus 40.0% for the same period in 2006. For the six months ended June 30, 2007, the effective income tax rate was 36.4% versus 39.5% for the same period in 2006.

•	The Corporation grew its net loan portfolio by 7.3% year over year.
Net Interest Income
          The Corporation’s net interest income for the six months ended June 30, 2007 was $157.6 million, an increase of $17.0 million, or 12.1%, compared with $140.6 million for the six months ended June 30, 2006. This improvement was due to an increase in interest income of $44.7 million that was partially offset by an increase in interest expense of $27.7 million. The improvement in interest income was due to an increase of $49.0 million or 19.6% in interest on loans for a total of $298.2 million for the six months ended in June 30, 2007 from $249.2 million for the same period in 2006. The increase in interest expense was due to an increase of $14.5 million in interest on securities sold under agreements to repurchase and other borrowings and in interest expense on deposits of $11.7 million.
          The Corporation’s net interest income for the three months ended June 30, 2007 reached $78.2 million compared with $77.9 million for the same period in 2006, reflecting an increase of $0.3 million. There was an increase in interest income of $9.7 million, or 6.1% that was partially offset by an increase in interest expenses of $9.4 million or 11.6%. The improvement in interest income was principally due to an increase of $12.1 million or 8.8%, in interest on loans, partially offset by increases in interest expense on securities sold under agreements to repurchase and other borrowings of $5.0 million and in interest expense on deposits of $4.4 million.
          The table on pages 35 and 36, Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the six-month periods and quarters ended June 30, 2007 and 2006. The table on Interest Variance Analysis — Tax Equivalent Basis on page 34, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the six months and the quarter ended June 30, 2007 compared with the same periods of 2006.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $4.3 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. For the quarters ended June 30, 2007 and 2006 the tax equivalent adjustments were $2.1 million and $2.2 million, respectively.

     The following table sets forth the principal components of the Corporation’s net interest income for the six and three month periods ended June 30, 2007 and 2006.

	Six months ended		Three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(Dollars in thousands)
Interest income — tax equivalent basis	$339,601	$294,802	$170,298	$160,758
Interest expense	177,720	149,975	90,045	80,678

Net interest income — tax equivalent basis	$161,881	$144,827	$80,253	$80,080

Net interest margin — tax equivalent basis (1)	3.86%	3.58%	3.79%	3.91%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis).
          For the six months ended June 30, 2007, net interest margin, on a tax equivalent basis, was 3.86% compared to net interest margin, on a tax equivalent basis, of 3.58% for the same period in 2006. This increase of 28 basis points in net interest margin, on a tax equivalent basis, was mainly due to an increase of 80 basis points in the yield on average interest earning assets together with an increase in average interest earning assets of $315.6 million. These increases were partially offset by an increase in the cost of interest bearing liabilities of 61 basis points and an increase in average interest bearing liabilities of $242.6 million. Interest income, on a tax equivalent basis, increased $44.8 million or 15.2% for the six months ended June 30, 2007 compared to 2006, while interest expense increased $27.7 million or 18.5% over the same period.
          For the six months ended June 30, 2007 average interest earning assets increased $315.6 million or 3.9% and average interest bearing liabilities increased $242.6 million or 3.3% compared to the same period in 2006. The increment in average interest earning assets compared to the six months ended June 30, 2006 was driven by an increase in average net loans of $612.6 million, which was partially offset by decreases in average investment securities and average interest bearing deposits of $240.0 million and $57.0 million, respectively. The increase in average net loans was due to an increase of $414.5 million or 18.3% in average mortgage loans. There was also an increase of $266.7 million or 27.1% in the average consumer loan portfolio as a result of an increase in the average consumer finance portfolio of $196.8 million as well as increases in average credit cards and personal installment loans of $38.0 million and $32.2 million, respectively. These increases were partially offset by a decrease in the commercial loan portfolio of $37.7 million or 1.2% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006. Excluding the loans settled with Doral in 2006, the average commercial loan portfolio grew $427.3 million or 16.2%.
          The increase in average interest bearing liabilities of $242.6 million for the six months ended June 30, 2007, was driven by an increase in average borrowings of $270.2 million compared to the six months ended June 30, 2006. This increase was due to an increase in average other borrowings of $221.3 million incurred in connection with the operations of Island Finance and the refinancing of other existing debt of the Corporation, an increase in average federal funds purchased of $11.6 million and increases in average FHLB Advances of $177.2 million and average commercial paper of $2.2 million, partially offset by a reduction in average repurchase agreements of $142.1 million. There was also an increase in average term notes and subordinated notes of $37.9 million. These increase in average borrowings were partially offset by a decrease in average interest bearing deposits of $65.6 million. The decrease in average interest bearing deposits was driven by a decrease in average savings and NOW accounts of $208.0 million partially offset by increases in average brokered deposits and average other time deposits of $79.1 million and $63.3 million, respectively.
          Net interest margin, on a tax equivalent basis, for the second quarter of 2007 was 3.79% compared with 3.91% for the second quarter of 2006. This decrease of 12 basis points in net interest margin, on a tax equivalent basis, was mainly due to an increase of 43 basis points in the average cost of interest bearing liabilities and an increase in average interest bearing liabilities of $127.1 million. This was partially offset by an increase in average interest earning assets of $274.3 million and an increase in the yield on average interest earning assets of 20 basis points. Interest income, on a tax equivalent basis increased $9.5 million or 5.9% during the second quarter of 2007 compared to the same period in 2006, while interest expense increased $9.4 million or 11.6%.
          For the second quarter of 2007 average interest earning assets increased $274.3 million or 3.3% and average interest bearing liabilities increased $127.1 million or 1.7% compared to the same period in 2006. The increase in average interest earning assets compared to the second quarter of 2006 was driven by an increase in average net loans of $521.2 million, which was partially offset by a decrease in average investments of $208.2 million and average interest bearing deposits of $38.6 million. The increase in average net loans was due to an increase of $339.5 million or 14.4% in average mortgage loans. There was also an increase of $91.2 million or 7.8% in the average consumer loan portfolio primarily in the average credit card and personal installment loan portfolios which increased $45.2 million and $43.8 million, respectively. An increase of $123.9 million, or 4.2%, in the average commercial loan portfolio was due primarily to an increase in average construction loans of $224.8 million and partially offset by a decrease in average corporate loans of $242.5 million primarily as a result of the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006. Excluding the loans settled with Doral in the second quarter of 2006, the average commercial loan portfolio grew $425.5 million or 16.1%.
          The increase in average interest bearing liabilities of $127.1 million for the quarter ended June 30, 2007, was driven by an increase in average borrowings of $180.8 million compared to the quarter ended June 30, 2006. This increase was due to an increase in average other borrowings of $14.1 million incurred in connection with the operations of Island Finance and the refinancing of other existing debt of the Corporation, an increase in average federal funds purchased of $24.4 million and an increase in average FHLB Advances of $176.2 million and in average commercial paper of $138.4 million partially offset by a reduction in average repurchase agreements of $172.3 million. The increase in average borrowings was partially offset by a decrease in average interest bearing deposits of $53.8 million. The decrease in average interest bearing deposits was driven by a decrease in average savings and NOW accounts of $194.8 million partially offset by increases in average brokered deposits and average other time deposits of $99.8 million and $41.1 million, respectively.
          The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the six months and the quarter ended June 30, 2007, compared to the six months and the quarter ended June 30, 2006, between changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Six Months Ended June 30, 2007			Three Months Ended June 30, 2007
	Compared to the Six Months			Compared to the Three Months Ended
	Ended June 30, 2006			June 30, 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,476)	$285	$(1,191)	$(601)	$75	$(526)
Time deposits with other banks	(24)	363	339	74	74	148
Investment securities	(5,877)	1,529	(4,348)	(2,564)	(177)	(2,741)
Loans	25,609	24,390	49,999	11,365	1,294	12,659

Total interest income, on a tax equivalent basis	18,232	26,567	44,799	8,274	1,266	9,540

Interest expense:
Savings and NOW accounts	(2,781)	4,689	1,908	(1,342)	1,748	406
Other time deposits	3,254	6,580	9,834	1,675	2,334	4,009
Borrowings	7,032	7,489	14,521	2,407	2,570	4,977
Long-term borrowings	1,122	360	1,482	3	(28)	(25)

Total interest expense	8,627	19,118	27,745	2,743	6,624	9,367

Net interest income, on a tax equivalent basis	$9,605	$7,449	$17,054	$5,531	$(5,358)	$173

          The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and six months ended June 30, 2007 and 2006.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2007			June 30, 2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$88,937	$2,260	5.12%	$90,035	$1,921	4.30%
Federal funds sold and securities purchased under agreements to resell	45,203	1,222	5.45%	101,069	2,413	4.81%

Total interest bearing deposits	134,140	3,482	5.23%	191,104	4,334	4.57%

U.S.Treasury securities	64,320	1,605	5.03%	53,800	1,183	4.43%
Obligations of other U.S.government agencies and corporations	614,897	14,860	4.87%	768,735	18,093	4.75%
Obligations of government of Puerto Rico and political subdivisions	90,118	2,435	5.45%	96,675	2,624	5.47%
Collateralized mortgage obligations and mortgage backed securities	614,912	14,866	4.88%	719,196	17,045	4.78%
Other	60,572	1,908	6.35%	46,391	1,077	4.68%

Total investment securities	1,444,819	35,674	4.98%	1,684,797	40,022	4.79%

Loans:
Commercial	2,470,931	85,792	7.00%	2,725,729	89,744	6.64%
Construction	474,970	20,523	8.71%	248,834	10,572	8.57%
Consumer	641,435	37,469	11.78%	571,497	29,992	10.58%
Consumer Finance	611,443	69,993	23.08%	414,661	48,071	23.38%
Mortgage	2,679,585	82,475	6.16%	2,265,054	67,653	5.97%
Lease financing	122,400	4,193	6.91%	131,429	4,414	6.77%

Gross loans	7,000,764	300,445	8.65%	6,357,204	250,446	7.94%
Allowance for loan losses	(112,513)			(81,508)

Loans, net	6,888,251	300,445	8.80%	6,275,696	250,446	8.05%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,467,210	339,601	8.09%	8,151,597	294,802	7.29%

Total non-interest earning assests	646,604			462,406

Total assets	$9,113,814			$8,614,003

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,729,127	$26,099	3.04%	$1,937,105	$24,191	2.52%
Other time deposits	1,376,182	31,412	4.60%	1,312,897	26,253	4.03%
Brokered deposits	1,348,079	35,316	5.28%	1,268,944	30,641	4.87%

Total interest bearing deposits	4,453,388	92,827	4.20%	4,518,946	81,085	3.62%
Borrowings	2,776,766	76,320	5.54%	2,506,558	61,799	4.97%
Term Notes	41,858	687	3.31%	41,438	714	3.47%
Subordinated Notes	244,545	7,886	6.50%	207,041	6,377	6.21%

Total interest bearing liabilities/interest expense	7,516,557	177,720	4.77%	7,273,983	149,975	4.16%

Total non-interest bearing liabilities	1,008,865			788,500

Total liabilities	8,525,422			8,062,483

Stockholders’ Equity	588,392			551,520

Total liabilities and stockholders’ equity	$9,113,814			$8,614,003

Net interest income, on a tax equivalent basis		$161,881			$144,827

Net interest spread			3.32%			3.13%
Cost of funding earning assets			4.23%			3.71%
Net interest margin, on a tax equivalent basis			3.86%			3.58%

QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2007			June 30, 2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$90,599	$1,110	4.91%	$84,375	$962	4.57%
Federal funds sold and securities purchased under agreements to resell	41,117	556	5.42%	85,951	1,082	5.05%

Total interest bearing deposits	131,716	1,666	5.07%	170,326	2,044	4.81%

U.S.Treasury securities	64,160	796	4.98%	62,807	713	4.55%
Obligations of other U.S.government agencies and corporations	622,599	7,414	4.78%	736,176	9,394	5.12%
Obligations of government of Puerto Rico and political subdivisions	91,518	1,251	5.48%	101,442	1,401	5.54%
Collateralized mortgage obligations and mortgage backed securities	600,712	7,196	4.80%	697,843	8,332	4.79%
Other	56,870	1,011	7.13%	45,829	569	4.98%

Total investment securities	1,435,859	17,668	4.94%	1,644,097	20,409	4.98%

Loans:
Commercial	2,464,685	43,231	7.04%	2,546,838	43,410	6.84%
Construction	494,334	10,568	8.57%	269,496	5,804	8.64%
Consumer	659,926	19,538	11.88%	570,858	15,613	10.97%
Consumer Finance	606,580	34,257	22.65%	604,441	35,685	23.68%
Mortgage	2,690,971	41,406	6.15%	2,351,504	35,506	6.04%
Lease financing	117,224	1,964	6.72%	136,005	2,287	6.74%

Gross loans	7,033,720	150,964	8.61%	6,479,142	138,305	8.56%
Allowance for loan losses	(117,151)			(83,757)

Loans, net	6,916,569	150,964	8.75%	6,395,385	138,305	8.67%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,484,144	170,298	8.05%	8,209,808	160,758	7.85%

Total non-interest earning assests	651,685			660,531

Total assets	$9,135,829			$8,870,339

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,706,387	$12,753	3.00%	$1,901,139	$12,347	2.60%
Other time deposits	1,385,663	16,155	4.68%	1,344,574	13,991	4.17%
Brokered deposits	1,367,067	17,956	5.27%	1,267,239	16,111	5.10%

Total interest bearing deposits	4,459,117	46,864	4.22%	4,512,952	42,449	3.77%
Borrowings	2,817,478	38,877	5.53%	2,636,683	33,900	5.16%
Term Notes	42,015	352	3.36%	42,487	366	3.46%
Subordinated Notes	244,611	3,952	6.48%	243,958	3,963	6.52%

Total interest bearing liabilities/interest expense	7,563,221	90,045	4.78%	7,436,080	80,678	4.35%

Total non-interest bearing liabilities	976,280			869,453

Total liabilities	8,539,501			8,305,533

Stockholders’ Equity	596,328			564,806

Total liabilities and stockholders’ equity	$9,135,829			$8,870,339

Net interest income, on a tax equivalent basis		$80,253			$80,080

Net interest spread			3.27%			3.50%
Cost of funding earning assets			4.26%			3.94%
Net interest margin, on a tax equivalent basis			3.79%			3.91%

Provision for Loan Losses
          The Corporation’s provision for loan losses increased $29.4 million or 124.9% from $23.5 million for the six months ended June 30, 2006 to $52.9 million for the same period in 2007. For the three months ended June 30, 2007, the provision for loan losses reached $30.9 million, an increase of $14.9 million or 93.1%, from $16.0 million for the same period in 2006. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the challenging economic conditions in Puerto Rico, requiring the Corporation to increase the level of its reserve for loan losses. There was an increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $147.3 million as of June 30, 2007, from $118.3 million as of June 30, 2006, and $127.8 million as of December 31, 2006. Non-performing loans were $137.0 million as of June 30, 2007, an increase of $27.5 million or 25.1%, compared to non-performing loans as of June 30, 2006. The Island Finance operation registered an increase in the provision for loan losses of $21.0 million for the six months ended June 30, 2007 when compared to the same period in 2006. The Island Finance portfolio reflected non-performing loans of $33.6 million as of June 30, 2007, with a provision for loan losses of $34.1 million recognized in the semester ended June 30, 2007.
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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands)
Bank service fees on deposit accounts	$6,539	$6,634	$3,297	$3,360
Other service fees:
Credit card and payment processing fees	6,538	7,906	2,057	4,024
Mortgage servicing fees	1,440	1,351	737	632
Trust fees	989	1,404	554	721
Other fees	8,946	6,067	5,489	2,955

Total fee income	24,452	23,362	12,134	11,692
Broker/dealer, asset management, and insurance fees	32,369	29,476	16,081	14,431
Gain on sale of securities, net	238	—	49	—
Gain (loss) on sale of loans	4,338	(3)	1,990	(1)
Gain on sale of mortgage servicing rights	168	18	99	15
Trading gains (losses)	1,241	(371)	511	(900)
Loss on derivatives	(758)	(1,311)	(541)	(520)
Other gains (losses), net	2,104	(1,852)	907	(986)
Other	1,813	2,782	682	1,956

	$65,965	$52,101	$31,912	$25,687

          The table below details the breakdown of commissions from broker-dealer, asset management and insurance agency operations:

	For the six months ended		For the three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(In thousands)
Broker-dealer	$13,524	$14,397	$7,025	$6,518
Asset management	11,796	9,712	6,145	4,733

Total Santander Securities	25,320	24,109	13,170	11,251
Insurance	7,049	5,367	2,911	3,180

Total	$32,369	$29,476	$16,081	$14,431

          For the six months ended June 30, 2007, other income reached $66.0 million, a $13.9 million or 26.6% increase when compared to $52.1 million for the same period in 2006. This increase was due to a higher gain on sale of loans of $4.3 million composed mainly of a gain on sale on previously charged-off loans of $3.4 million and a $0.9 million gain on sale of mortgage loans. There were increases in other fees due to a penalty of $1.9 million on the cancellation of certain structured certificates of deposit, other gains due to losses on valuation of mortgage loans available for sale during 2006 of $2.4 million, recognized mortgage servicing rights of $1.5 million and trading gains of $1.6 million. Also, broker-dealer, asset management and insurance fees reflected an increase of $ 2.9 million, due to increases in broker-dealer and asset management fees of $1.2 million for the semester ended June 30, 2007 when compared to the same periods in 2006 and an increase of $1.7 million in insurance fees generated from credit life commissions related to the Island Finance operation. These increases were partially offset by a decrease of $1.4 million in credit card fees due to a reduction in merchant fees at point-of-sale (POS) terminals due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”) and subsequently sold the stock of MBPR to an unrelated third party. For an interim period until conversion to the unrelated third party’s system, the Bank will provide certain processing and other services to the third party acquirer. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $12.3 million is expected to be recognized in income upon conversion to the unrelated third party’s system. Such conversion is expected to occur during the fourth quarter of 2007.
          For the quarter ended June 30, 2007, other income reached $31.9 million, a $6.2 million or 24.2% increase when compared to $25.7 million reported for the same period in 2006. This increase in other income was due to higher gain on sale of loans of $2.0 million composed mainly of a gain on sale on previously charged-off loans of $1.6 million and $0.4 million gain on sale of mortgage loans for the second quarter of 2007 when compared with the same period in 2006. There were increases of $1.9 million in other fees due to a penalty on the cancellation of certain structured certificates of deposit, $1.9 million in other gains due primarily to losses on valuation of mortgage loans available for sale of $1.7 million during 2006, and $1.4 million in trading gains. Also, broker-dealer, asset management and insurance fees reflected an increase of $1.7 million for the three months ended June 30, 2007 when compared to the same periods in 2006, due to an increase in commission from broker-dealer and asset management of $1.9 million and a decrease in insurance fees of $0.2 million due primarily to higher provision for cancellations recorded. These increases were partially offset by a decrease of $2.0 million in credit card fees due to a reduction in merchant fees due to the sale of the Corporation’s merchant business to an unrelated to the third party during the first quarter of 2007. There was a $1.3 million decrease in other income composed by $0.9 million of income related to sale of previously charged off loans during the second quarter of 2006, reduction of rental income on imprinters of $0.2 million due to the sale of merchant business during the first quarter of 2007 and reduction in swap income of $0.2 million.
          Broker-dealer, asset management and insurance fees increased $2.9 million or 9.8% and $1.7 million or 11.4% for the six months and three months ended June 30, 2007, respectively, when compared with the same figures reported in 2006. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 49.1% to the Corporation’s other income for the six months ended June 30, 2007 and 56.6% for the same period in 2006 and 50.4% for the quarter ended June 30, 2007 and 56.2% for the same period in 2006.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In thousands)
Salaries	$35,883	$36,213	$17,509	$19,636
Pension and other benefits	36,308	25,650	19,748	13,130
Expenses deferred as loan origination costs	(6,289)	(5,748)	(3,184)	(3,207)

Total personnel costs	65,902	56,115	34,073	29,559

Occupancy costs	11,488	10,734	5,914	6,085

Equipment expenses	2,241	2,334	1,076	1,294

EDP servicing expense, amortization and technical services	18,021	17,859	8,614	9,806

Communications	5,451	4,985	2,766	2,667

Business promotion	8,000	5,743	4,548	3,162

Other taxes	4,948	5,079	1,843	2,703

Other operating expenses:
Professional fees	6,436	6,422	3,306	3,846
Amortization of intangibles	2,428	1,851	1,228	1,196
Printing and supplies	1,058	990	579	595
Credit card expenses	4,103	5,049	1,231	2,697
Insurance	1,905	1,140	1,078	479
Examinations and FDIC assessment	958	974	479	477
Transportation and travel	1,526	1,358	816	668
Repossessed assets provision and expenses	2,527	583	1,202	248
Collections and related legal costs	653	873	186	498
All other	8,156	6,808	4,815	3,204

Other operating expenses	29,750	26,048	14,920	13,908

Non-personnel expenses	79,899	72,782	39,681	39,625

Total Operating expenses	$145,801	$128,897	$73,754	$69,184

               The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2007 and 2006 was 64.06% and 65.45%, respectively, reflecting an improvement of 139 basis points. This improvement was mainly the result of higher net interest income. During the six months ended June 30, 2007 the Corporation recognized compensation expense of $4.0 million pursuant to a Long Term Incentive Plan to certain employees. In addition, during the second quarter of 2007, the Corporation recognized a compensation expense of $4.3 million related to the grant by Santander Group of 100 shares to each employee of the Corporation. Excluding the effect of these incentive plans the Efficiency Ratio, on a tax equivalent basis, would have been 60.42% a 503 basis point improvement over the period in 2006.
               Operating expenses increased $16.9 million or 13.1% for the six months ended June 30, 2007, compared to the same period in 2006, of which $7.3 million relate to Island Finance and $8.3 million relate to the incentive plans described above. Excluding these items, operating expenses for the six months ended June 30, 2007 reflected an increase of $1.3 million or 1.2% compared to the same period in 2006. The $1.3 million increment in other operating expenses was mainly due to increases in business promotion of $3.0 million and repossessed asset provision and expenses of $1.9 million. These increases were partially offset by decreases in salaries of $2.6 million and credit card expenses of $0.9 million due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007.

               The Efficiency Ratio, on a tax equivalent basis, for the quarters ended June 30, 2007 and 2006 was 65.78% and 65.41%, respectively, reflecting an increase of 37 basis points. This increase was mainly the result of higher operating expenses. During the second quarter of 2007 the Corporation recognized compensation expense of $1.5 million pursuant to a Long Term Incentive Plan to certain employees, and $4.3 million related to the grant by Santander Group of 100 shares of its stock to each employee of the Corporation. Excluding the effect of these incentive plans, the Efficiency Ratio, on a tax equivalent basis, would have been 60.60% a 481 basis point improvement over the same quarter of 2006.
               Operating expenses increased $4.6 million or 6.6% from $69.2 million for the quarter ended June 30, 2006 to $73.8 million for the quarter ended June 30, 2007. This increase was due primarily to the additional compensation expense recognized during the second quarter of 2007 of $5.8 million pursuant to the incentive plans described above. Excluding this item, operating expenses for the second quarter of 2007 decreased $1.2 million compared to second quarter of 2006. The $1.2 million decrease in other operating expenses was mainly due to decreases in salaries, credit card expenses and EDP servicing, amortization and technical services of $1.3 million, $1.5 million and $1.2 million, respectively. These decreases were partially offset by increases of $1.4 million in business promotion and $1.0 million in repossessed asset provision and expenses.
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
     Puerto Rico international banking entities, or IBE’s, such as Santander International Bank (SIB), are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the bank’s net income in the taxable year commenced on July 1, 2003, 30% of the bank’s net income in the taxable year commencing on July 1, 2004, and 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank as is the case of SIB.
     The Corporation adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation has been recorded as a decrease of $0.5 million to Retained Earnings with a corresponding increase in the liability for unrecognized tax benefits. Penalties and tax related interest expense are reported as a component of income tax expense. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Corporation’s unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties. For the six months ended June 30, 2007, the Corporation recognized $525,000 of interest and penalties for uncertain tax positions. At June 30, 2007, the Corporation had $13.6 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods, which included $1.6 million of interest and penalties.
     The provision for income tax amounted to $9.1 million, or 36.4% of pretax earnings, for the six months ended June 30, 2007 compared to $16.0 million, or 39.6% of pretax earnings, for the same period in 2006. For the quarters ended June 30, 2007 and 2006, the provision for income tax amounted $1.4 million or 25.6% of pretax earnings and $7.4 million or 40.0% of pretax earnings, respectively. The decrease in the provision for income tax during the first semester of 2007 was due in primarily to lower taxable income in 2007 compared to the same period in 2006 and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006.

Island Finance
The table below presents condensed results of operations and selected financial information of Island Finance for the quarters and semesters ended June 30, 2007 and 2006 including certain supplemental information, such as insurance commissions related to the Island Finance loan portfolio and interest expense mark-up charged by the Corporation. The results of Island Finance are included within the results of the Corporation’s Consumer Finance business segment. Please refer to Note 13 “Segment Information” to the unaudited consolidated financial statements in this Quarterly Report on Form 10Q.

Santander Financial Services	Six Months Ended		Three Months Ended
Condensed Statement of Income	Jun-07	Jun-06	Jun-07	Jun-06*
	($ in thousands)
Interest income	$71,357	$48,071	$34,886	$35,685
Interest expense	(19,208)	(13,917)	(9,418)	(10,353)

Net interest income	52,149	34,154	25,468	25,332
Provision for loan losses	(34,074)	(13,113)	(19,550)	(10,075)

Net interest income after provision for loan losses	18,075	21,041	5,918	15,257
Other income	2,069	27	1,337	(8)
Operating expenses	(26,040)	(18,760)	(13,587)	(13,617)

Net income (loss) before tax	(5,896)	2,308	(6,332)	1,632
Income tax benefit (expense)	2,291	(958)	2,466	(603)

Net income (loss)	$(3,605)	$1,350	$(3,866)	$1,029

Other indirect benefits derived from Santander Financial Services:
Credit insurance commissions, net of income tax	$1,693	$1,086	$558	$917
Interest expense mark-up, net of income tax	$381	$1,035	$191	$769

	Six Months Ended		Quarter Ended
Other Selected Information	Jun-07	Jun-06*	Jun-07	Jun-06
Total Assets	$724,439	$770,576	$724,439	$770,576
Gross loans, net of unearned income	620,246	644,725	620,246	644,725
Net loans	554,037	607,040	554,037	607,040
Allowance for loan losses	59,888	23,394	59,888	23,394
Non performing loans	33,615	33,404	33,615	33,404
Accruing loans past due 90 days or more	8,358	—	4,161	—
Net interest margin	17.09%	17.22%	16.96%	17.31%

(*)	includes four months of operations
          As a result of the unfavorable economic conditions in Puerto Rico, the Corporation has decided to perform a valuation of the goodwill for its consumer finance segment as of July 1, 2007 and if required, any impairment adjustment would be recorded during the third quarter of 2007. The Corporation cannot provide assurance that this valuation will not result in an impairment adjustment, or, if it is required to record an impairment adjustment, the amount of such adjustment.

Financial Position – June 30, 2007
Assets
          The Corporation’s assets reached $9.2 billion as of June 30, 2007, a 0.1% or $8.0 million increase when compared to total assets of $9.19 billion at December 31, 2006 and a 3.0% or $266.7 million increase when compared to total assets of $8.9 billion at June 30, 2006. As of June 30, 2007 there was an increase of $46.0 million and $470.3 million in net loans, including loans held for sale, compared to December 31, 2006 and June 30, 2006 balances, respectively. This increase in net loans was partially offset by a decrease in investment securities of $80.5 million and $213.1 million when compared with figures reported at December 31, 2006 and June 30, 2006, respectively.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	Dec. 31,	Jun. 07/Dec.06	June 30,	Jun.07/Jun.06
	2007	2006	Variance	2006	Variance
		(In thousands)
Commercial and industrial	$2,403,375	$2,489,699	$(86,324)	$2,394,009	$9,366
Construction	500,328	435,182	65,146	297,221	203,107
Mortgage	2,710,573	2,654,540	56,033	2,472,509	238,064
Consumer	670,367	606,214	64,153	567,442	102,925
Consumer Finance	613,924	625,266	(11,342)	630,434	(16,510)
Leasing	112,006	132,655	(20,649)	138,398	(26,392)

Gross Loans	7,010,573	6,943,556	67,017	6,500,013	510,560
Allowance for loan losses	(127,916)	(106,863)	(21,053)	(87,695)	(40,221)

Net Loans	$6,882,657	$6,836,693	$45,964	$6,412,318	$470,339

          The Corporation experienced net loan growth of 7.3% year over year. This growth was primarily due to mortgage and construction loans reflecting growth of $238.1 million or 9.6% and $203.1 million or 68.3%, respectively. Credit cards and personal installment loans at Banco Santander Puerto Rico also reflected growth of $102.9 million or 18.1%. Combined, these three segments achieved double digit loan growth consistent with the business strategy of the Corporation. Residential mortgage loan origination for the second quarter of 2007 was $164.3 million or 33.3% less than the $246.3 million originated during the same quarter last year. For the six months ended June 30, 2007 residential mortgage loan origination was $342.3 million or 20.3% less than the $429.5 million originated during the same period in 2006. The total of mortgage loans sold during the second quarter of 2007 was $64.2 million. For the six months ended June 30, 2007, mortgage loans sold were $150.0 million versus $0.3 million during the six months ended June 30, 2006.
     Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. The Corporation has established the so-called “Business Focus Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional divisions coordinate all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards, overdraft lines and auto leasing. These products are offered through our retail branch network, sales representatives, telephone banking, and internet. Growth in the consumer loan portfolio came as a result of the acquisition of Island Finance. Island Finance has a network of 69 branches throughout Puerto Rico offering consumer finance products. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, and the increased branch network, the Corporation has been able to continue growing its loan portfolio.
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

ALLOWANCE FOR LOAN LOSSES

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$106,863	$66,842	$115,171	$87,717
Allowance acquired (Island Finance)	—	17,830	—	—
Provision for loan losses	52,874	23,513	30,850	15,975

	159,737	108,185	146,021	103,692

Losses charged to the allowance:
Commercial and industrial	3,484	7,223	1,568	6,439
Mortgage	1,150	—	—	—
Consumer	11,717	7,362	6,970	3,667
Consumer Finance	16,190	7,619	9,863	6,568
Leasing	1,485	986	516	794

	34,026	23,190	18,917	17,468

Recoveries:
Commercial and industrial	799	1,220	104	565
Consumer	429	966	263	576
Consumer Finance	723	70	370	70
Leasing	254	444	75	260

	2,205	2,700	812	1,471

Net loans charged-off	31,821	20,490	18,105	15,997

Balance at end of period	$127,916	$87,695	$127,916	$87,695

Ratios:
Allowance for loan losses to period-end loans	1.82%	1.35%	1.82%	1.35%
Recoveries to charge-offs	6.48%	11.64%	4.29%	8.42%
Annualized net charge-offs to average loans	0.92%	0.65%	1.03%	0.99%
     The Corporation’s allowance for loan losses was $127.9 million or 1.82% of period-end loans at June 30, 2007 a 47 basis point increase compared to $87.7 million, or 1.35% of period-end loans at June 30, 2006. The $127.9 million in the allowance for loan losses is comprised of $59.9 million related to the consumer finance operations with a provision for loan losses of $34.1 million for the six months ended June 30, 2007 and $68.0 million for commercial banking with a provision for loan losses of $18.8 million for the same period.
     The increment in the allowance for loan losses to period-end loan was partially due to increases in non-performing loans and loans past due 90 days or more of $29.0 million or 24.5%, from $118.3 million at June 30, 2006 to $147.3 million at June 30, 2007.
     The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 86.87% and 74.15% at June 30, 2007 and June 30, 2006, respectively, increasing 12.72 percentage points. Compared to December 31, 2006, this ratio improved by 325 basis points from 83.62% at June 30, 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 181.4% at June 30, 2007 compared to 141.3% as of June 30, 2006 and 161.3% as of December 31, 2006.
     The annualized ratio of net charge-offs to average loans for the first semester of 2007 increased 27 basis points to 0.92% from 0.65% for the same period in 2006. This change was due to an increment in net charge offs during 2007 when compared with figures reported for the same period in 2006.
     At June 30, 2007, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $93.8 million and $6.5 million, respectively. At December 31, 2006 impaired loans with related allowance amounted to $57.2 million and $4.4 million, respectively.

     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of June 30, 2007, the Corporation’s total non-performing loans (excluding other real estate owned) reached $137.0 million or 1.95% of total loans from $106.9 million or 1.54% of total loans as of December 31, 2006 and from $109.5 million or 1.68% of total loans as of June 30, 2006. The Corporation’s non-performing loans (excluding Island Finance non-performing loans of $33.6 million) reflected an increase of $27.3 million or 35.8% compared to non-performing loans as of June 30, 2006 (excluding Island Finance non-performing loans of $33.4 million) and $21.2 million compared to non-performing loans as of December 31, 2006 (excluding Island Finance non-performing loans of $24.7 million). The increase of non-performing loans (excluding Island Finance non-performing loans) is principally due to non-performing residential mortgages, which increased $19.1 million, commercial loans (including construction and leasing) which increased $7.8 million and consumer loans which increased $2.6 million when compared to June 30, 2006. Compared to December 31, 2006, non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $21.2 million or 25.9%. This increase was composed of increases in non-performing residential mortgages, commercial loans (including construction and leasing) and consumer loans of $14.6 million, $6.2 million and $0.9 million, respectively. Non-performing loans and accruing loans past due 90 days or more of the Island Finance portfolio were $37.8 million at June 30, 2007, reflecting an increase of $3.5 million compared to December 31, 2006 and an increase of $4.4 million compared to June 30, 2006.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio.
Non-performing Assets and Past Due Loans

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in thousands)
Commercial and Industrial	$22,333	$15,549	$14,105
Construction	3,966	3,966	4,093
Mortgage	65,923	51,341	46,866
Consumer	8,513	7,590	5,963
Consumer Finance	33,615	24,731	33,404
Leasing	2,223	2,783	2,502
Restructured Loans	392	892	2,560

Total non-performing loans	136,965	106,852	109,493
Repossessed Assets	6,898	6,173	3,730

Total non-performing assets	$143,863	$113,025	$113,223

Accruing loans past-due 90 days or more	$10,293	$20,938	$8,772

Non-Performing loans to total loans	1.95%	1.54%	1.68%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	2.10%	1.84%	1.82%
Non-Performing assets to total assets	1.56%	1.23%	1.27%

Liabilities
     As of June 30, 2007, total liabilities reached $8.6 billion, an increase of $15.4 million compared to the December 31, 2006 balance. This increase in total liabilities was principally due to an increase in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) of $60.7 million or 2.1% to $3.0 billion as of June 30, 2007. This increase was partially offset by a decrease in total deposits of $33.8 million at June 30, 2007 from $5.3 billion at December 31, 2006.
     Total deposits of $5.3 billion as of June 30, 2007 were composed of $1.4 billion in brokered deposits and $3.9 billion of customer deposits. Compared to December 31, 2006, brokered deposits reflected an increase of $78.5 million, or 5.8% as of June 30, 2007, while customer deposits reflected a decrease of $112.3 million or 2.8%.
     Total borrowings at June 30, 2007 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) increased $60.7 million or 2.1% and decreased $50.7 million or 1.7%, compared to borrowings at December 31, 2006 and June 30, 2006, respectively. The $60.7 million increment for the six months ended June 30, 2007 when compared with December 31, 2006 includes an increase in commercial paper of $173.1 million offset by decreases in securities sold under agreements to repurchase, federal funds and other borrowings and term and capital notes of $61.7 million, $46.9 million and $3.8 million, respectively.
     During December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement (the “Agreement”) with National Australia Bank Limited (the “Lender”). The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial Services had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement (the “Loan”) bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Corporation and Santander Financial Services paid the Lender a facility fee (the “Facility Fee”) of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007. The Loan is guaranteed by Santander Group, the parent of the Corporation. The Corporation pays Santander Group a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan. The Corporation and Santander Financial Services, Inc. are analyzing several alternatives for the refinancing of this facility at or prior to its stated maturity. Among the alternatives under analysis are the extensions of the current bridge facility, a similar bridge facility with another financial institution or the issuance of unsecured senior notes of the Corporation.
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
     Stockholders’ equity was $571.8 million, or 6.2% of total assets at June 30, 2007, compared to $579.2 million or 6.3% of total assets at December 31, 2006. The $7.4 million decrease in stockholders’ equity was composed of an increase in accumulated other comprehensive loss of $7.7 million, dividends declared of $14.9 million and cumulative effect of adoption of FIN 48 of $0.5 million. This reduction was partially offset by net income of $15.8 million for the period.
     The Corporation declared a cash dividend of $0.32 per common share during the first semester of 2007 to all stockholders and expects to continue to pay quarterly dividends. The current annualized dividend yield is 4.3%.
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
     During the six months ended June 30, 2007 and 2006, the Corporation did not repurchase any shares of common stock. As of June 30, 2007, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
     As of June 30, 2007, the Corporation’s common stock price per share was $14.86, resulting in a market capitalization of $0.7 billion, including affiliated holdings.
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
     As of June 30, 2007, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2007 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2007 were 7.78% and 10.81%, respectively, and the leverage ratio was 5.69%.
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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 9 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of June 30, 2007 and December 31, 2006.
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
Hedging Activities:
   The following table summarizes the derivative contracts designated as hedges as of June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)*
Cash Flow Hedges
Interest Rate Swaps	$825,000	$520	$—	$531
Fair Value Hedges
Interest Rate Swaps	1,054,640	(31,025)	(1,116)	—

Totals	$1,879,640	$(30,505)	$(1,116)	$531

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)*
Cash Flow Hedges
Interest Rate Swaps	$825,000	$(351)	$—	$(214)
Foreign Currency Swaps	—	—	—	36
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

*	Net of tax.
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
     As of June 30, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to interest rate swaps designated as cash flow hedges was an unrealized gain of $531,000. As of December 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $214,000.
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
     The fair value hedges have maturities through the year 2032 as of June 30, 2007 and December 31, 2006. The weighted-average rate paid and received on these contracts is 5.36% and 5.03% as of June 30, 2007, and 5.37% and 4.84%, as of December 31, 2006.
     The $1.1 billion and $1.2 billion fair value hedges are associated to the swapping of fixed rate debt as of June 30, 2007 and December 31, 2006, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
Derivative instruments not designated as hedging instruments:
     Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,869,813	$(79)	$343
Interest Rate Caps	41,825	1	1
Other	2,971	23	14
Equity Derivatives	304,270	—	—

Totals	$3,218,879	$(55)	$358

	December 31, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,109	$(422)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,137	$(410)	$(541)

*	The notional amount represents the gross sum of long and short.

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
     The Corporation’s one-year cumulative GAP position at June 30, 2007, was negative $2.5 billion or -28.3% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at June 30, 2007 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2007

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total

	(dollars in thousands)
ASSETS:
Investment Portfolio	$237,401	$32,237	$234,090	$590,530	$230,774	$—	$101,044	$1,426,076
Deposits in Other Banks	165,355	—	—	(14,408)	—	—	165,281	316,228
Loan Portfolio
Commercial	1,320,950	210,467	359,728	257,593	208,091	99,152	59,400	2,515,381
Construction	472,151	3,385	12,590	8,965	3,509	1,424	(1,696)	500,328
Consumer	337,481	224,996	476,995	210,872	40,109	—	(6,162)	1,284,291
Mortgage	75,638	239,743	631,645	569,829	1,038,847	148,355	6,516	2,710,573
Fixed and Other Assets	—	—	—	—	—	—	443,282	443,282

Total Assets	$2,608,976	$710,828	$1,715,048	$1,623,381	$1,521,330	$248,931	$767,665	$9,196,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$382,662	$—	$—	$—	$—	$—	$—	$382,662
Repurchase Agreements	43,825	225,006	300,000	200,000	—	—	—	768,831
Federal FundsPurchased and Other Borrowings	1,340,000	241,500	—	—	—	—	—	1,581,500
Deposits
Certificates of Deposit	1,064,906	860,655	512,724	364,130	95,798	18,656	(31,535)	2,885,334
Demand Deposits and Savings Accounts	160,142	—	171,395	297,266	—	—	(156)	628,647
Transactional Accounts	402,305	218,873	534,130	610,843	—	—	—	1,766,151
Term and Subordinated Debt	—	—	26,677	15,155	240,350	—	—	282,182
Other Liabilities and Capital	—	—	—	—	—	—	900,852	900,852

Total Liabilities and Capital	$3,393,840	$1,546,034	$1,544,926	$1,487,394	$336,148	$18,656	$869,161	$9,196,159

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,081,382	$512,619	$1,406,299	$415,524	$327,629	$6,000	$—	$4,749,453
Interest Rate Swaps (Liabilities)	2,738,440	708,320	1,052,803	128,575	115,315	6,000	—	4,749,453
Caps	32,420	7,707	733	965	—	—	—	41,825
Caps Final Maturity	32,420	7,707	733	965	—	—	—	41,825

GAP	$(1,441,922)	$(1,030,907)	$523,618	$422,936	$1,397,496	$230,275	$(101,496)	$—

Cumulative GAP	$(1,441,922)	$(2,472,829)	$(1,949,211)	$(1,526,275)	$(128,779)	$101,496	$—	$—

Cumulative interest rate gap to earning assets	-16.47%	-28.25%	-22.27%	-17.44%	-1.47%	1.16%
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
     As of June 30, 2007, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $21.0 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $40.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $95.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $150.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of June 30, 2007.

	NET INTEREST MARGIN SHOCK REPORT
	June 30, 2007
	-200	-100	-50
(In thousands)	BP’s	BP’s	BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Gross Interest Margin	$372.0	$351.3	$339.9	$328.8	$318.3	$307.8	$287.4
Sensitivity	$43.2	$22.5	$11.1		$(10.5)	$(21.0)	$(41.4)

	MARKET VALUE SHOCK REPORT
	June 30, 2007
	-200	-100	-50
(In thousands)	BP’s	BP’s	BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Equity Market Value	$738.0	$694.4	$654.9	$611.1	$561.1	$515.3	$425.5
Sensitivity	$126.9	$83.3	$43.8		$(50.0)	$(95.8)	$(185.6)
     As of June 30, 2007 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2007, the Corporation had $1.5 billion in unsecured lines of credit ($1.3 billion available) and $7.9 billion in collateralized lines of credit with banks and financial entities ($6.3 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
     The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Group or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by Santander Group and affiliates to the Corporation is $1.9 billion.
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
     In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement with National Australia Bank Limited. The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial Services had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Corporation and Santander Financial Services paid the Lender a facility fee of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan is due and payable on September 21, 2007. The Loan is guaranteed by Santander Group, the parent of the Corporation. The Corporation pays Santander Group a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan. The Corporation and Santander Financial Services, Inc. are analyzing several alternatives for the refinancing of this facility at or prior to its stated maturity. Among the alternatives under analysis are the extension of the current bridge facility, a similar bridge facility with another financial institution or the issuance of unsecured senior notes of the Corporation.
     In December 2006 the Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037 to the Trust.
     The Corporation’s parent company, Santander Group, sponsors a Long Term Incentive Plan (the “Plan”) for certain of its employees and those of its subsidiaries, including the Corporation. The Corporation’s Board of Directors approved the Plan in December 2006, which provides for settlement in cash to participating employees. The Corporation will accrue the liability and recognize monthly compensation expense over the fourteen month period from December 2006 to January 2008, when the plan becomes exercisable. The cost of the plan will be reimbursed to the Corporation by Santander Group, at which time it will be recognized as a capital contribution.
     During the second quarter of 2007, the Corporation recognized a compensation expense related to the grant by Santander Group of 100 shares of its stock to all employees of Santander Group’s operating entities as part of this year’s celebration of Santander Group 150th Anniversary. The settlement of this grant will be made in August of 2007, at which time the compensation expense will be reimbursed to the Corporation by an affiliate and recognized as a capital contribution.
     In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period until conversion to the unrelated third party’s system, the Bank will provide certain processing and other services to the third party acquirer. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $12.3 million is expected to be recognized in income upon conversion to the unrelated third party’s system. Such conversion is expected to occur during the fourth quarter of 2007. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations.
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2007, the Corporation had a liquidity ratio of 7.8%. At June 30, 2007, the Corporation had total available liquid assets of $0.8 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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

PART II – OTHER INFORMATION
ITEM I – LEGAL PROCEEDINGS
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation. For discussion of certain other legal proceedings involving the Corporation please refer to the Corporation's Annual Report on Form 10K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
     Except as noted below, there have been no material changes in risk factors as previously disclosed under Item 1A. of the Corporation’s Form 10-K for the year ended December 31, 2006.
Continued deterioration in economic conditions in Puerto Rico exposes the Corporation to greater risk.
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
     The Puerto Rico economy is in the midst of an economic recession. Economic activity index, provided by the Puerto Rico Planning Board, reflected a reduction of 2.4% for the first two months of 2007, as well as, increases in unemployment reached 10.2%, decrease in construction (value of permits) of 29.5%, decrease in cement sales of 14.6% and in mortgage production of 32.9%. Retail sales appear to have increased approximately 1% during the first two months of 2007, but not enough to point towards increased consumer confidence. Automobile sales continue their downward trend with a decrease of 18.7% as of February 2007. Consumer spending appears to be under strict control pointing to evidence of financial strain.
     The ongoing economic environment and uncertainties in Puerto Rico may continue to have an adverse effect on the quality of the Corporation’s loan portfolios and may result in a rise in delinquency rates and charge offs, until the economic condition in Puerto Rico improves. These concerns may also impact growth in interest and non interest income. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that the Corporation will not have to increase it provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provisions for loan and lease losses could have a material adverse impact on the Corporation’s future financial condition and results of operations.
     In addition, as a result of unfavorable economic conditions in Puerto Rico, the Corporation has decided to perform a valuation of the goodwill for its consumer finance segment as of July 1, 2007 and if required, any impairment adjustment would be recorded during the third quarter of 2007. The Corporation cannot provide assurance that this valuation will not result in an impairment adjustment, or, if it is required to record an impairment adjustment, the amount of such adjustment.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Santander BanCorp’s Annual Meeting of Stockholders was held on May 24, 2007. A quorum was obtained with 44,505,499 shares represented in person or by proxy, which represents 95.43% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•	The following three directors were elected for a three-year term, ending in April 2010:

	For	Withheld
María Calero	43,649,287	856,212
Victor Arbulú	44,432,605	72,894
Stephen Ferris	44,432,605	72,894
•	A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2007 was approved with the following results:

For	44,484,120
Against	400
Abstained	20,979
ITEM 5 – OTHER INFORMATION
     None

ITEM 6 – EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00
(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04
(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04
(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B
(3.2)	Bylaws	Exhibit 3.1 8-A12B
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04
(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04
(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04
(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05
(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06
(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06
(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06
(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06
(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06
(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06
(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02
(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07
(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07
(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02
(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03
(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05
(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06
(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05
(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04
(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04
(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05
(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX – Con’t

Exhibit No.	Exhibit Description	Reference
(10.13)	Amended and Restated USD 725,000,000 Loan Facility between Santander BanCorp and Lloyds TBS Bank PLC.	Exhibit 10.1 8K-06/19/06
(10.14)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06
(10.15)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06
(10.16)	$800 million Bridge Facility Agreement Santander BanCorp, Santander Financial Services and National Australia Bank Limited	Exhibit 10.1 8K-12/27/06
(10.17)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06
(10.18)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q
(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04
(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-04/20/07
(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3
(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: August 8, 2007	By:	/s/ José Ramón González

President and Chief Executive Officer

Dated: August 8, 2007	By:	/s/ Carlos M. García

Senior Executive Vice President and Chief Operating Officer

Dated: August 8, 2007	By:	/s/ María Calero

Executive Vice President and Chief Accounting Officer