Form 10-Q
period 2007-09-30
SANTANDER BANCORP
filed 2007-11-14
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2007

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)
SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and Cash Equivalents:
Cash and due from banks	$137,799	$125,077
Interest-bearing deposits	1,117	780
Federal funds sold and securities purchased under agreements to resell	130,195	73,407

Total cash and cash equivalents	269,111	199,264

Interest-Bearing Deposits	1,620	51,455
Trading Securities, at fair value:
Securities pledged that can be repledged	12,453	—
Other trading securities	45,648	50,792

Total trading securities	58,101	50,792

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	768,768	867,944
Other investment securities available for sale	644,215	541,845

Total investment securities available for sale	1,412,983	1,409,789

Other Investment Securities, at amortized cost	48,809	50,710
Loans Held for Sale, net	175,307	196,277
Loans, net	6,724,952	6,640,416
Accrued Interest Receivable	82,562	102,244
Premises and Equipment, net	52,597	56,299
Goodwill	113,995	148,300
Intangible Assets	40,581	47,427
Other Assets	264,696	235,195

	$9,245,314	$9,188,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$643,680	$746,089
Interest-bearing	5,429,056	4,567,885

Total deposits	6,072,736	5,313,974

Federal Funds Purchased and Other Borrowings	900,220	1,628,400
Securities Sold Under Agreements to Repurchase	733,306	830,569
Commercial Paper Issued	403,660	209,549
Term Notes	42,493	41,529
Subordinated Capital Notes	243,138	244,468
Accrued Interest Payable	77,952	91,245
Other Liabilities	241,819	249,214

Total liabilities	8,715,324	8,608,948

STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	308,171	304,171
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of income taxes	(40,256)	(44,213)
Retained earnings:
Reserve fund	137,511	137,511
Undivided profits	65,490	122,677

Total stockholders’ equity	529,990	579,220

	$9,245,314	$9,188,168

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands, except per share data)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans	$448,859	$390,280	$150,670	$141,049
Investment securities	50,846	55,599	17,196	18,547
Interest-bearing deposits	2,974	3,267	715	1,346
Federal funds sold and securities purchased under agreements to resell	2,789	3,557	1,568	1,144

Total interest income	505,468	452,703	170,149	162,086

INTEREST EXPENSE:
Deposits	144,052	125,603	51,223	44,518
Securities sold under agreements to repurchase and other borrowings	115,897	101,272	38,890	38,759
Subordinated capital notes	11,882	10,478	3,997	4,101

Total interest expense	271,831	237,353	94,110	87,378

Net interest income	233,637	215,350	76,039	74,708
PROVISION FOR LOAN LOSSES	100,224	43,913	47,350	20,400

Net interest income after provision for loan losses	133,413	171,437	28,689	54,308

OTHER INCOME:
Bank service charges, fees and other	34,162	35,243	9,711	11,881
Broker-dealer, asset management and insurance fees	49,086	43,078	16,717	13,601
Gain on sale of securities	238	—	—	—
Gain on sale of mortgage servicing rights	206	69	38	51
Gain on sale of loans	5,121	184	782	188
Other income	7,645	4,517	3,245	5,269

Total other income	96,458	83,091	30,493	30,990

OTHER OPERATING EXPENSES:
Salaries and employee benefits	97,249	91,430	31,347	35,316
Occupancy costs	17,686	16,713	6,198	5,979
Equipment expenses	3,379	3,607	1,139	1,274
EDP servicing, amortization and technical assistance	27,317	28,735	9,243	10,875
Communication expenses	8,157	7,767	2,706	2,782
Business promotion	12,338	8,540	4,338	2,797
Goodwill and other intangibles impairment charges	39,705	—	39,705	—
Other taxes	8,486	8,055	3,537	2,976
Other operating expenses	45,677	39,656	15,980	13,607

Total other operating expenses	259,994	204,503	114,193	75,606

(Loss) Income before provision (benefit) for income tax	(30,123)	50,025	(55,011)	9,692
PROVISION (BENEFIT) FOR INCOME TAX	4,151	16,916	(4,912)	966

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(34,274)	$33,109	$(50,099)	$8,726

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.73)	$0.71	$(1.07)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)

	Nine Months ended	Year Ended
	September 30, 2007	December 31, 2006
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171
Capital contribution	4,000	—

Balance at end of period	308,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of taxes:
Balance at beginning of year	(44,213)	(41,591)
Unrealized net gain (loss) on investment securities available for sale, net of tax	4,396	(587)
Unrealized net loss on cash flow hedges, net of tax	(439)	(178)
Minimum pension liability, net of tax	—	(1,750)
Initial adoption of SFAS No. 158, net of tax	—	(107)

Balance at end of period	(40,256)	(44,213)

Reserve Fund:
Balance at beginning of year	137,511	133,759
Transfer from undivided profits	—	3,752

Balance at end of period	137,511	137,511

Undivided Profits:
Balance at beginning of year	122,677	113,114
Net (loss) income	(34,274)	43,169
Transfer to reseve fund	—	(3,752)
Deferred tax benefit amortization	(2)	(5)
Common stock cash dividends	(22,387)	(29,849)
Cummulative effect of adoption of FIN No.48	(524)	—

Balance at end of period	65,490	122,677

Total stockholders’ equity	$529,990	$579,220

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Comprehensive (Loss) Income
Net (loss) income	$(34,274)	$33,109	$(50,099)	$8,726

Other comprehensive gain (losses), net of tax:
Unrealized gain (losses) on investments securities available for sale, net of tax	4,396	(2,713)	12,676	19,391
Reclassification adjustment for gains and losses on investment securities available for sale included in net income, net of tax	—	337	—	(26)

Unrealized gain (losses) on investment securities available for sale, net of tax	4,396	(2,376)	12,676	19,365
Unrealized net loss on cash flow hedges, net of tax	(439)	(854)	(970)	(890)

Other comprehensive (loss) income, net of tax	3,957	(3,230)	11,706	18,475

Comprehensive (loss) income	$(30,317)	$29,879	$(38,393)	$27,201

The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	For the nine months ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,274)	$33,109

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,803	12,794
Deferred tax benefit	(13,407)	(485)
Provision for loan losses	100,224	43,913
Goodwill and other intangibles impairment charges	39,705	—
Gain on sale of securities	(238)	—
Gain on sale of loans	(5,121)	(184)
Gain on sale of mortgage-servicing rights	(206)	(69)
Loss on derivatives	31	563
(Gain) loss on sale of trading securities	(1,766)	108
Net discount accretion on securities	(4,532)	(2,133)
Net discount accretion on loans	(1,639)	(2,452)
Purchases and originations of loans held for sale	(455,524)	(665,133)
Proceeds from sales of loans held for sale	222,726	98,567
Repayments of loans held for sale	17,983	8,107
Proceeds from sales of trading securities	1,773,247	6,814,757
Purchases of trading securities	(1,786,744)	(6,828,539)
Net change in:
Decrease (increase) in accrued interest receivable	19,682	(34,356)
Increase in other assets	(19,577)	(41,657)
(Decrease) increase in accrued interest payable	(13,293)	36,558
(Decrease) increase in other liabilities	(7,228)	1,007

Total adjustments	(122,874)	(558,634)

Net cash used in operating activities	(157,148)	(525,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest-bearing deposits	49,835	49,905
Proceeds from sales of investment securities available for sale	20,301	—
Proceeds from maturities of investment securities available for sale	26,353,520	21,587,808
Purchases of investment securities available for sale	(26,432,349)	(21,603,840)
Purchases of other investments	—	(973)
Repayment of other investments	1,901	—
Repayment of securities and securities called	75,984	97,995
Net decrease in loans	57,784	467,459
Proceeds from sales of mortgage-servicing rights	206	69
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalent acquired	—	(740,761)
Payment for the acquisition of net assets of insurance company, net of cash and cash equivalent acquired	—	(2,074)
Purchases of premises and equipment	(2,480)	(3,974)

Net cash provided by (used in) investing activities	124,702	(148,386)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$751,007	$109,438
Net (decrease) increase in federal funds purchased and other borrowings	(728,180)	671,154
Net decrease in securities sold under agreements to repurchase	(97,263)	(95,091)
Net increase in commercial paper issued	194,111	34,872
Net increase in term notes	965	987
Issuance of subordinated capital notes	40	124,916
Capital contribution	4,000	—
Dividends paid	(22,387)	(14,924)

Net cash provided by financing activities	102,293	831,352

NET CHANGE IN CASH AND CASH EQUIVALENTS	69,847	157,441
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,264	237,993

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,111	$395,434

(Concluded)
The accompanying notes are an integral part of these consolidated financial statements.

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
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
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
          Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation (“SSC”), Santander Asset Management (“SAM”), Santander Mortgage Corporation (“SMC”), Santander Financial Services, Inc. (“SFS”), Santander International Bank (“SIB”), Santander Insurance Agency (“SIA”) and Island Insurance Corporation (“IIC”), respectively.
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
Investment Securities
     Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included results of operations. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of operations as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of taxes, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of operations.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
          The amortization of premiums is deducted and the accretion of discounts is added to net interest income based on a method which approximates the interest method over the outstanding life of the related securities. The cost of securities sold is determined by specific identification. For securities available for sale, held to maturity and other investment securities, the Corporation reports separately in the consolidated statements of operations, net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any.
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
          In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period results of operations along with the change in value of the designated hedged item. If the hedge relationship is terminated, hedge accounting is discontinued and any balance related to the derivative is recognized in current operations, and the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized to earnings as a yield adjustment. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and would be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in results of operations.

          Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
Loans Held for Sale
          Loans held for sale are recorded at the lower of cost or fair value computed on the aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs.
Loans
          Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, unearned finance charges and any deferred fees or costs on originated loans.
          Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized using methods that approximate the interest method over the term of the loans as an adjustment to interest yield. Discounts and premiums on purchased loans are amortized to results of operations over the expected lives of the loans using methods that approximate the interest method.
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
          The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to results of operations over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.
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
          Larger commercial, construction loans and certain mortgage loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation.
          Included in the review of individual loans are those that are impaired as defined by GAAP. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate, construction and mortgage loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
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
          In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period that ended October 30, 2007, the Bank provided certain processing and other services to the third party acquirer. The gain on the transaction of $12.3 million was recognized in the fourth quarter of 2007. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction.
Goodwill and Intangible Assets
          The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested for impairment annually as of September 30, 2007 to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statement of operations.
          In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operation expenses in the consolidated statements of operations.
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
          As a result of the current unfavorable economic environment in Puerto Rico, SFS’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation decided to perform the impairment test of the goodwill and other intangibles of SFS as of July 1, 2007, a quarter in advance of the scheduled annual impairment test. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangibles assets of SFS exceeds its fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Corporation, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed during the fourth quarter of 2007. However, because an impairment loss is probable and can be reasonably estimated, the Corporation has, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. The Corporation may change these estimates during the fourth quarter of 2007, as necessary, upon the completion of the valuation report, which will include additional procedures for determining the fair value of SFS’s assets and liabilities.
          In conjunction with the impairment test mentioned in the previous paragraph, the Corporation also conducted an impairment test of its intangible assets with definite lives associated with its consumer finance business in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. The Corporation determined, based on this test, that undiscounted future cash flows from the use of the assets and their eventual disposition exceeded their current carrying amount and, thus, an impairment was not required as of September 30, 2007. Consequently, no impairment losses on intangible assets with definite lives were recorded in operating expenses in the consolidated statement of operations as of September 30, 2007.

          Upon completion of the interim impairment test, the Corporation plans to conduct an update of its annual impairment test as of September 30, 2007 for the consumer finance business intangibles with the assistance of an independent valuation specialist.
          The Corporation will conduct a goodwill valuation for all other segments during the fourth quarter of 2007 and any impairment loss that may result would be recognized as of December 31, 2007.
Mortgage-servicing Rights
          The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period results of operations. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics, which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is recognized through a valuation allowance and is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the nine months ended September 30, 2007. An impairment loss of $51,000 was recognized for the year ended December 31, 2006.
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
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $1,191,000,000 and $3,718,000,000 at September 30, 2007 and December 31, 2006, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. In December 2006, the Corporation sold to an unaffiliated third party the servicing rights with respect to the following trust accounts: personal trust, customer employee benefit plans, guardianship accounts, insurance trust, escrow accounts and securities custody accounts. No gain or loss was recognized on this transaction on December 2006. For the third quarter of 2007, a gain of $382,000 was recognized as a result of the transfer of trust accounts. For a period not to exceed ten months after the closing date of the sale, the Corporation will transfer to the purchaser the trust accounts (amounting to approximately $156 million at September 30, 2007), subject to the customer’s consent and related servicing in a timely and orderly manner. Fees collected during the transfer period shall be allocated between both entities on a pro rata basis. Since December 31, 2006, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and IRA account services.
          While the assets and operations of the Trust Division of the Corporation meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Corporation has not segregated the Division’s assets and results of operation, as the amounts are immaterial. Results of operations (net of taxes) were approximately $461,000 for the nine months ended September 30, 2007 and $908,000 for the year ended December 31, 2006.
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
Insurance Commissions
          The Corporation’s insurance agency operation earns commissions on the sale of insurance policies issued by unaffiliated insurance companies to the Corporation’s customers. Commission revenue is reported net of the provision for commission returns on insurance policy cancellations, which is based on management’s estimate of future insurance policy cancellations as a result of historical turnover rates by types of credit facilities subject to insurance.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common shareholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended September 30, 2007 and 2006, respectively. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the quarters ended September 30, 2007 and 2006.
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

2. Investment Securities Available for Sale:
     The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$353,843	$75	$435	$353,483	4.16%
After one year to five years	457,780	—	6,669	451,111	3.96%

	811,623	75	7,104	804,594	4.05%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,380	—	4	1,376	3.99%
After one year to five years	20,248	—	541	19,707	4.44%
After five years to ten years	19,364	—	272	19,092	5.41%
Over ten years	14,068	50	195	13,923	5.79%

	55,060	50	1,012	54,098	5.11%

Mortgage-backed securities:
Over ten years	576,525	—	22,284	554,241	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,443,258	$125	$30,400	$1,412,983	4.46%

	December 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
		(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,497	$29	$28	$252,498	4.90%
After one year to five years	485,258	—	15,421	469,837	3.89%

	737,755	29	15,449	722,335	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	2	948	3.85%
After one year to five years	16,005	—	523	15,482	4.26%
After five years to ten years	24,966	6	407	24,565	5.28%
Over ten years	14,781	166	—	14,947	5.79%

	56,702	172	932	55,942	5.10%

Mortgage-backed securities:
Over ten years	653,521	—	22,084	631,437	5.00%

Foreign securities:
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,448,053	$201	$38,465	$1,409,789	4.57%

     The duration of long-term (over one year) investment securities in the available portfolio is approximately 2.8 years at September 30, 2007, comprised of approximately 1.5 years for treasuries and agencies of the United States Government, 4.7 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 4.5 years for mortgage backed securities and 1.4 years for all other securities.

     The number of positions, fair value and unrealized losses at September 30, 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	3	$158,893	$83	10	$475,773	$7,021	13	$634,666	$7,104
Commonwealth of Puerto Rico and its subdivisions	9	17,069	223	19	34,418	789	28	51,487	1,012
Mortgage-backed securities	—	—	—	31	554,241	22,284	31	554,241	22,284

	12	$175,962	$306	60	$1,064,432	$30,094	72	$1,240,394	$30,400

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
     As of September 30, 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. Substantially all of these securities are rated the equivalent of AAA by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2007.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Loans:
     The Corporation’s loan portfolio consists of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial and industrial	$2,443,187	$2,489,959
Consumer	669,074	604,619
Consumer Finance	918,525	849,036
Leasing	109,804	143,836
Construction	495,383	438,573
Mortgage	2,548,611	2,453,429

	7,184,584	6,979,452
Unearned income and deferred fees/costs
Commercial Banking	(4,187)	(8,404)
Consumer Finance	(310,901)	(223,769)
Allowance for loan losses	(144,544)	(106,863)

	$6,724,952	$6,640,416

4. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the nine months ended		For the three months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$106,863	$66,842	$127,916	$87,695
Allowance acquired (Island Finance)	—	17,830	—	—
Provision for loan losses	100,224	43,913	47,350	20,400

	207,087	128,585	175,266	108,095

Losses charged to the allowance:
Commercial and industrial	7,217	8,539	3,733	1,316
Construction	2,632	—	2,632	—
Mortage	1,768	—	618	—
Consumer	19,351	11,413	7,634	4,051
Consumer Finance	32,080	17,171	15,890	9,552
Leasing	2,349	1,592	864	606

	65,397	38,715	31,371	15,525

Recoveries:
Commercial and industrial	1,050	1,725	251	505
Consumer	612	1,284	183	318
Consumer Finance	852	723	129	653
Leasing	340	555	86	111

	2,854	4,287	649	1,587

Net loans charged-off	62,543	34,428	30,722	13,938

Balance at end of period	$144,544	$94,157	$144,544	$94,157

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
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill is allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	79,204	113,509

	$113,995	$148,300

     Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. Based on management’s assessment of the value of the Corporation’s goodwill which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles assets related to the consumer finance segment was impaired for the nine month period ended September 30, 2007.
     As a result of the current unfavorable economic environment in Puerto Rico, SFS’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation decided to perform the impairment test of the goodwill and other intangibles of SFS as of July 1, 2007, a quarter in advance of the scheduled annual impairment test. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangibles assets of SFS exceeds its fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Corporation, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed during the fourth quarter of 2007. However, because an impairment loss is probable and can be reasonably estimated, the Corporation has, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. The Corporation may change these estimates during the fourth quarter of 2007, as necessary, upon the completion of the valuation report, which will include additional procedures for determining the fair value of SFS’s assets and liabilities.
     Upon completion of the interim impairment test, the Corporation plans to conduct an update of its annual impairment test as of September 30, 2007 for its consumer finance business intangibles with the assistance of an independent valuation specialist.
     The Corporation will conduct a goodwill valuation for all other segments during the fourth quarter of 2007 and any impairment loss that may result would be recognized as of December 31, 2007.
Other Intangible Assets
     Other intangible assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Mortgage-servicing rights	$9,208	$8,433
Advisory-servicing rights	1,648	1,750
Consumer Finance:
Trade name	18,300	23,700
Customer relationships	8,922	9,717
Non-compete agreements	2,503	3,827

	$40,581	$47,427

     Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance and are being amortized over their estimated useful lives of 10 years and 3 years, respectively. These intangible assets are also tested for impairment on an interim basis. If the Corporation determines the fair value of the other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the differences.
     As previously mentioned, the Corporation conducted an impairment test as of July 1, 2007 of SFS’s intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and recorded and impairment charge on its trade name asset of $5.4 million as of September 30, 2007. In addition, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. The Corporation determined, based on this test, that undiscounted future cash flows from the use of the assets and their eventual disposition exceeded their current carrying amount and, thus, an impairment was not required as of September 30, 2007. Consequently, no impairment losses on intangible assets with definite lives were recorded in operating expenses in the consolidated statement of operations as of September 30, 2007.
     Upon completion of the interim impairment test, the Corporation plans to conduct an update of its annual impairment test as of September 30, 2007 for its consumer finance business with the assistance of an independent valuation specialist.

6. Other Assets:
     Other assets at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Deferred tax assets, net	$33,782	$23,796
Accounts receivable	116,426	109,877
Securities sold not delivered, net	—	2,945
Repossesed assets	13,739	6,173
Software, net	7,771	9,214
Prepaid expenses	21,763	17,437
Customers’ liabilities on acceptances	720	3,938
Derivative assets	67,837	59,260
Other	2,658	2,555

	$264,696	$235,195

7. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$900,220	$733,306	$403,660

Average indebtedness outstanding during the period	$1,575,526	$774,958	$407,617

Maximum amount outstanding during the period	$1,649,271	$851,578	$676,957

Average interest rate for the period	5.60%	5.54%	5.50%

Average interest rate at period-end	5.35%	5.55%	6.08%

	December 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$1,628,400	$830,569	$209,549

Average indebtedness outstanding during the period	$1,317,477	$919,899	$373,855

Maximum amount outstanding during the period	$1,828,400	$986,759	$750,000

Average interest rate for the period	5.36%	5.31%	5.09%

Average interest rate at period-end	5.41%	5.45%	5.33%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$70,000	$—
Over ninety days	830,220	1,628,400

Total	$900,220	$1,628,400

Securities sold under agreements to repurchase:
Within thirty days	$108,300	$480,563
Over ninety days	625,006	350,006

Total	$733,306	$830,569

Commercial paper issued:
Within thirty days	$274,451	$209,549
After thirty to ninety days	129,209	—

Total	$403,660	$209,549

     As of September 30, 2007 and December 31, 2006 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 8.59 months and 10.63 months, respectively.
     As of September 30, 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan	$375,000	$393,874	26.07
Morgan Stanley	39,275	39,829	0.30
Barclays	59,200	59,987	0.13
Lehman Brothers	250,006	275,078	53.21
PR Daily Liquidity Fund	9,825	12,453	0.10

	$733,306	$781,221	31.50

The following investment securities were sold under agreements to repurchase:

	September 30, 2007
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$374,893	$348,481	$374,893	4.82%
Mortgage-backed securities	406,328	384,825	406,328	5.21%

Total	$781,221	$733,306	$781,221	5.02%

	December 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$309,367	$287,569	$309,367	5.66%
Mortgage-backed securities	558,577	543,000	558,577	5.31%

Total	$867,944	$830,569	$867,944	5.44%

8. Income Tax:
     The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million to the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Corporation’s liability for unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions is as follows:

(in thousands)
Balance at December 31, 2006	$12,676
Current additions on new tax positions	2,667
Current additions on interest and penalties	798
Releases of contingencies	(1,573)

Balance at September 30, 2007	$14,568

     The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended September 30, 2007, the Corporation recognized $798,000 of interest and penalties for uncertain tax positions recognized during 2006 and $ 2.7 million on a new tax positions recognized during 2007. At September 30, 2007, the Corporation had $14.6 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods. The Corporation recognized a tax benefit of $1.6 million as a result of the expiration of the statute of limitations related to the uncertain tax positions.
     The Corporation’s principal tax jurisdiction is Puerto Rico. Several subsidiaries are also subject to United States income tax. Tax years 2003-2006 remain open to examination by the major tax jurisdiction to which the Corporation is subject.
     For the quarter and nine-month period ended September, 30, 2007 the Corporation recorded a non-cash charge of $20.0 million related to establishing a valuation allowance against its deferred tax assets originating from its consumer finance business. In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), management evaluates its deferred income taxes, on a quarterly basis to determine if valuation allowances are required. SFAS No. 109 prescribes that an entity conduct an assessment to determine whether valuation whether valuation allowances should be established based on the consideration of all available evidence using a

“more likely than not” criteria. In reaching such determination, significant weighting is given to data and evidence that can be objectively verified. The Corporation currently has substantial net operating loss carryforwards from its consumer finance business. The Corporation has recorded a 100% valuation allowance against its deferred tax assets from its consumer finance business due to the uncertainty of their ultimate realization.
9. Derivative Financial Instruments:
As of September 30, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the nine months	Income (Loss)* for
	Notional		ended	the nine months ended
	Value	Fair Value	Sept. 30, 2007	Sept. 30, 2007
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(1,071)	$—	$(439)
FAIR VALUE HEDGES
Interest rate swaps	1,034,640	(16,269)	(589)	—
OTHER DERIVATIVES			—
Options	155,340	28,542	1,077	—
Embedded options on stock-indexed deposits	155,340	(28,542)	(1,077)	—
Interest rate caps	14,198	25	(41)	—
Customer interest rate caps	14,198	(25)	40	—
Customer interest rate swaps	1,538,006	18,738	18,790	—
Interest rate swaps	1,549,589	(18,180)	(18,659)	—
Interest rate swaps	242,000	(533)	315	—
Loan commitments	3,870	121	113	—

			$(31)	$(439)

*	Net of tax
As of December 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income (Loss)* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2006	Dec. 31, 2006
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(351)	$—	$(214)
Foreign currency swaps	—	—	—	36
FAIR VALUE HEDGES
Interest rate swaps	1,189,740	(22,065)	64	—
OTHER DERIVATIVES
Options	153,528	33,512	7,057	—
Embedded options on stock-indexed deposits	153,528	(33,512)	(7,057)	—
Interest rate caps	36,889	68	12	—
Customer interest rate caps	34,095	(65)	(10)	—
Customer interest rate swaps	1,619,554	(52)	3,021	—
Interest rate swaps	1,621,555	479	(3,216)	—
Interest rate swaps	387,000	(849)	(397)
Loan commitments	1,988	9	49	—

			$(477)	$(178)

*	Net of tax
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of September 30, 2007, the Corporation had outstanding $650 million of interest rate swaps designed as cash flows. As of September 30, 2007 and December 31, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $0.4 million and $0.2 million, respectively, of which the Corporation expects to reclassify approximately $205,000 into earnings during the next quarter.
     As of September 30, 2007, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.0 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.47% and 5.10%, respectively. As of September 30, 2007, the Corporation had retail fixed rate certificates of deposit amounting to approximately $873 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the nine month period ended September 30, 2007, the Corporation recognized a loss of approximately $589,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of operations.
     As of December 31, 2006, the Corporation also had outstanding interest rate swap agreements, with a notional amount of approximately $1.2 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.37% and 4.84%, respectively. As of December 31, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.0 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2006, the Corporation recognized a gain of approximately $64,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of operations.
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other gains and losses in the consolidated statements of operations. For the nine months ended September 30, 2007, a loss of approximately $1.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $1.1 million was recorded on the option contracts. For the year ended December 31, 2006, a loss of approximately $7.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $7.1 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate cap, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Corporation recognized a gain on these transactions of $130,000 and a loss of $193,000, respectively, on these transactions.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to the forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded in earnings. For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Corporation recognized a gain of $315,000 and a loss of $397,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of September 30, 2007, the Corporation had loan commitments outstanding for approximately $3.9 million and recognized a gain of $113,000 on these commitments. At December 31, 2006, the Corporation had loan commitments outstanding for approximately $2.0 million and recognized a gain of $49,000 on these commitments.

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
11. Pension Plans:
     The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit cost for the Plan for the six and three month periods ended September 30, 2007 and 2006 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$—	$1,329	$—	$443
Interest cost on projected benefit obligation	1,677	1,698	559	566
Expected return on assets	(2,049)	(1,674)	(683)	(558)
Net amortization	282	507	94	169

Net periodic pension cost (benefit)	$(90)	$1,860	$(30)	$620

     The expected contribution to the Plan for 2007 is $5,742,680.
     The components of net periodic benefit cost for the Central Hispano Plan for the nine and three month periods ended September 30, 2007 and 2006 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Interest cost on projected benefit obligation	1,368	1,455	456	485
Expected return on assets	(1,623)	(1,629)	(541)	(543)
Net amortization	411	363	137	121

Net periodic pension cost	$156	$189	$52	$63

     The expected contribution to the Central Hispano Plan for 2007 is $1,947,605.

12. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,542,000 at September 30, 2007, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2007 had terms ranging from one month to seven years. The aggregate contract amount of the standby letters of credit of approximately $143,152,000 at September 30, 2007, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
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
     The following present financial information of reportable segments as of and for the nine months ended September 30, 2007 and 2006. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	September 30, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$251,528	$140,270	$108,314	$56,510	$45,531	$36,248	$(36,475)	$601,926
Intersegment revenue	6,960	8,443	—	—	1,706	19,366	(36,475)	—
Interest income	223,732	125,701	105,947	54,173	2,021	18,547	(24,653)	505,468
Interest expense	71,673	76,105	28,112	90,161	2,811	22,810	(19,841)	271,831
Depreciation and amortization	3,084	1,638	3,415	570	905	3,191	—	12,803
Segment (loss) income before income tax	62,193	38,344	(49,895)	(38,075)	11,196	(48,247)	(5,639)	(30,123)
Segment assets	3,862,242	2,791,709	668,981	1,666,353	122,773	610,628	(477,372)	9,245,314

	September 30, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance*	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$223,583	$129,594	$83,351	$60,643	$36,801	$49,367	$(47,545)	$535,794
Intersegment revenue	8,910	5,535	—	—	799	32,301	(47,545)	—
Interest income	191,928	121,966	83,149	60,418	1,727	33,222	(39,707)	452,703
Interest expense	59,715	65,816	24,456	85,142	2,260	34,630	(34,666)	237,353
Depreciation and amortization	4,094	1,378	2,503	586	765	3,468	—	12,794
Segment income (loss) before income tax	67,239	46,696	(413)	(28,085)	10,150	(40,034)	(5,528)	50,025
Segment assets	3,623,185	2,608,981	772,375	1,938,746	106,918	1,066,155	(938,235)	9,178,125

*	Includes 7 months of operations
Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$602,153	$533,972
Other revenues	36,248	49,367
Elimination of intersegment revenues	(36,475)	(47,545)

Total consolidated revenues	$601,926	$535,794

Total income before tax of reportable segments	$23,763	$95,587
Loss before tax of other segments	(48,247)	(40,034)
Elimination of intersegment profits	(5,639)	(5,528)

Consolidated (loss) income before tax	$(30,123)	$50,025

Assets:
Total assets for reportable segments	$9,111,958	$9,050,205
Assets not attributed to segments	610,728	1,066,155
Elimination of intersegment assets	(477,372)	(938,235)

Total consolidated assets	$9,245,314	$9,178,125

14. Subsequent events:
     On October 3, 2007, the Corporation and SFS entered into a Bridge Facility Agreement (the “Facility”) with National Australia Bank Limited, through its offshore banking unit (the “Lender”). The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the previously announced agreement among the Corporation, SFS and Banco Santander Puerto Rico, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $465 million, respectively, all of which was drawn on October 3, 2007.
     The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.265% per annum, commencing on the date of the initial drawdown. Interest under the Loan is payable in monthly interest periods due on the 24th day of each month, with the first monthly interest payment due on November 24, 2007. The Corporation and SFS did not pay any facility fee or commission to the Lender in connection with the Loan. The entire principal balance of the Loan is due and payable on March 24, 2008.
     Upon the occurrence and during the continuance of an Event of Default (as defined in the Facility) under the Facility, the Lender shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Lender, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum.
     The Corporation’s and SFS’s obligations to pay interest and principal under the Facility are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Facility.
     All amounts payable by the Corporation and SFS under the Facility shall be made without set-off or counter-claim, and free and clear of any withholding or deduction in respect of taxes, levies, imposts, deductions, charges, withholdings or duties of any nature imposed or levied on such payments. The Loan is guaranteed by Santander Group. The Corporation and SFS will each pay Santander Group a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	Septembet 30,		September 30,
	2007	2006	2007	2006
CONDENSED STATEMENTS OF OPERATIONS
Interest income	$505,468	$452,703	$170,149	$162,086
Interest expense	271,831	237,353	94,110	87,378

Net interest income	233,637	215,350	76,039	74,708
Gain on sale of securities	238	—	—	—
Broker-deaker, asset management and insurance fees	49,086	43,078	16,717	13,601
Other income	47,134	40,013	13,776	17,389
Operating expenses	220,289	204,503	74,488	75,606
Goodwill and other intangibles impairment charges	39,705	—	39,705	—
Provision for loan losses	100,224	43,913	47,350	20,400
Income tax provision (benefit)	4,151	16,916	(4,912)	966

Net (loss) income	$(34,274)	$33,109	$(50,099)	$8,726

PER COMMON SHARE DATA*
Net (loss) income	$(0.73)	$0.71	$(1.07)	$0.19
Book value	$11.36	$12.35	$11.36	$12.35
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.48	$0.48	$0.16	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,897,835	$6,357,917	$6,916,691	$6,519,678
Allowance for loan losses	119,059	84,113	131,938	89,238
Earning assets	8,531,286	8,202,568	8,656,943	8,302,847
Total assets	9,173,901	8,738,768	9,291,722	8,949,021
Deposits	5,232,073	4,994,872	5,394,209	5,014,014
Borrowings	3,043,964	2,849,409	3,006,182	3,036,824
Common equity	583,809	557,495	574,776	569,259
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,900,259	$6,595,346	$6,900,259	$6,595,346
Allowance for loan losses	144,544	94,157	144,544	94,157
Earning assets	8,690,883	8,615,126	8,690,883	8,615,126
Total assets	9,245,314	9,178,125	9,245,314	9,178,125
Deposits	6,072,736	5,331,678	6,072,736	5,331,678
Borrowings	2,322,817	2,947,745	2,322,817	2,947,745
Common equity	529,990	576,016	529,990	576,016
Continued

Nine months ended	Three months ended
September 30,	September 30,
2007	2006	2007	2006
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	3.76%	3.61%	3.56%	3.66%
Efficiency ratio (1)	65.59%	67.25%	68.81%	70.56%
Return on average total assets (on an annualized basis)	-0.50%	0.51%	-2.14%	0.39%
Return on average common equity (on an annualized basis)	-7.85%	7.94%	-34.58%	6.08%
Dividend payout	-65.75%	67.61%	-14.95%	84.21%
Average net loans/average total deposits	131.84%	127.29%	128.22%	130.03%
Average earning assets/average total assets	93.00%	93.86%	93.17%	92.78%
Average stockholders’ equity/average assets	6.36%	6.38%	6.19%	6.36%
Fee income to average assets (annualized)	1.21%	1.20%	1.13%	1.13%
Capital:
Tier I capital to risk-adjusted assets	7.61%	8.14%	7.61%	8.14%
Total capital to risk-adjusted assets	10.69%	11.19%	10.69%	11.19%
Leverage Ratio	5.44%	5.96%	5.44%	5.96%
Asset quality:
Non-performing loans to total loans	2.80%	1.63%	2.80%	1.63%
Annualized net charge-offs to average loans	1.19%	0.71%	1.73%	0.84%
Allowance for loan losses to period-end loans	2.05%	1.41%	2.05%	1.41%
Allowance for loan losses to non-performing loans	73.33%	86.53%	73.33%	86.53%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	70.77%	73.91%	70.77%	73.91%
Non-performing assets to total assets	2.28%	1.23%	2.28%	1.23%
Recoveries to charge-offs	4.36%	11.07%	2.07%	10.22%
EARNINGS (2) TO FIXED CHARGES:
Excluding interest on deposits	1.07	x	1.44	x	0.65	x	1.22	x
Including interest on deposits	1.03	x	1.21	x	0.84	x	1.11	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$14,244,000	$12,969,000	$14,244,000	$12,969,000
Bank branches	61	63	61	63
Consumer Finance branches	69	70	69	70

Total Branches	130	133	130	133
ATMs	142	148	142	148
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income, excluding securities gains and losses.

(2)	Earnings excludes goodwill and other intangibles impairment charges.

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
          The Puerto Rican economy is in the midst of an economic recession that has deepened in recent months according to the Coincident Index of Economic Activity published by Puerto Rico Planning Board. The index declined from -1.0% in the first quarter of 2007 to -2.7% in the second quarter, evidencing a weakness in the economy. As of August 2007, the labor market remained fragile with nonfarm employment declining 1.6%, compared to the same period in 2006, yet the unemployment rate declined by 0.8% as a result of a reduction in the labor force participation rate. Construction activity continues to be adversely affected with the value of construction permits and cement sales each falling by approximately 12.0% during the second quarter of 2007. In addition, retail sales adjusted for inflation remained weak with total sales declining 2.0% as of July 2007 and the sale of new automobile units dropping 17% as of August 2007. The downward trend in retail sales reflects weakness in the consumer confidence and erosion in purchasing power.
          As a result of the current unfavorable economic environment in Puerto Rico, SFS’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation decided to perform the impairment test of the goodwill and other intangibles of SFS as of July 1, 2007, a quarter in advance of the scheduled annual impairment test. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangibles assets of SFS exceeds its fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Corporation, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed during the fourth quarter of 2007. However, because an impairment loss is probable and can be reasonably estimated, the Corporation has, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. The Corporation will change these estimates, as necessary, upon the completion of the valuation report, which will include additional procedures for determining the fair value of SFS’s assets and liabilities. These impairment charges did not result in cash expenditures and will not result in future cash expenditures.
          In conjunction with the impairment test mentioned in the previous paragraph, the Corporation also conducted an impairment test of its intangible assets with definite lives associated with its consumer finance business in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In addition, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. The Corporation determined, based on this test, that undiscounted future cash flows from the use of the assets and their eventual disposition exceeded their current carrying amount and, thus, an impairment was not required as of September 30, 2007. Consequently, no impairment losses on intangible assets with definite lives were recorded in operating expenses in the consolidated statement of operations as of September 30, 2007.

          Upon completion of the interim impairment analysis, the Corporation plans to conduct an update of its annual impairment assessments as of the end of September 30, 2007 for its consumer finance business intangibles with the assistance of an independent valuation specialist.
          The Corporation will conduct a goodwill valuation for all other segments during the fourth quarter of 2007 and any impairment loss that may result would be recognized as of December 31, 2007.
          The Corporation has taken and continues to proactively take significant measures to face the on-going challenges presented by the Puerto Rico economy:
•	Banco Santander Puerto Rico (BSPR) sold its merchant business to an unrelated third party resulting in a pre-tax gain of $12.3 million that will be recognized in the fourth quarter of 2007. This transaction eliminates the need for additional capital investment to support system enhancements required by the business and results in cost efficiencies in processing and personnel expenses. Through a marketing alliance with the unrelated third party, BSPR expects to offers better merchant products and services to its client base and to promote growth in demand deposit accounts, an attractive source of funding.

•	BSPR sold to an unaffiliated third party the servicing rights with respect to the less profitable and more labor and system intensive lines of its trust business. For the third quarter of 2007, a gain of $382,000 was recognized as a result of the transferred accounts to the third party. BSPR will continue to offer trust services related to transfer and paying agent and IRA accounts. This transaction avoided additional capital investment in the trust business and reduced a significant portion of the labor force dedicated to the business.

•	The Corporation maintains an on-going strict control on operating expenses and an efficiency plan driven to lower its current efficiency ratio. The operating expenses, excluding goodwill and other intangible assets impairment charges and stock incentive compensation expense sponsored by Santander Group, experienced a decrease of $2.9 million or 3.9% for the third quarter of 2007, when compared to the same period in 2006.

•	The Corporation expects to merge as of December 31, 2007 its mortgage banking subsidiary with Banco Santander Puerto Rico to obtain cost efficiencies and broaden the array of products that current mortgage specialists are offering.

•	The Corporation will continue to monitor non-performing assets and to deploy significant resources to manage the non-performing loan portfolio. Management expects to improve its collection efforts by devoting more full time employees and outside resources. Concurrently, management will continue with its stringent underwriting and lending criteria.
          In addition to the information contained in this Form 10-Q, readers should consider the description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2006. While not all inclusive, Item 1 of the Form 10-K, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that provides further discussion of the operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
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
Overview of Results of Operations for the Nine-Month and Three-Month Periods Ended September 30, 2007
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiaries (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
          For the nine-month period and quarter ended September 30, 2007 and 2006, net income and other selected financial information, as reported are the following:

	Nine Months Ended		Three Months Ended
($ in millions, except earnings per share)	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Net (Loss) Income	$(34.3)	$33.1	$(50.1)	$8.7
EPS	$(0.73)	$0.71	$(1.07)	$0.19
ROA	-0.50%	0.51%	-2.14%	0.39%
ROE	-7.85%	7.94%	-34.58%	6.08%
Efficiency Ratio (*)	65.59%	67.25%	68.81%	70.56%

(*)	Operating expenses, excluding goodwill and trade name impairment charges, divided by net interest income on a tax equivalent basis, plus other income, excluding gain on sale of securities.
Use of Non-GAAP Financial Measures
          The presentation of non-GAAP financial measures is beneficial to investors for purpose of comparing the operating results of the nine-month period and quarter ended September 30, 2007 with the results of the same period for 2006. Non-GAAP financial measures for the nine-month period and quarter ended September 30, 2007 excludes the goodwill and trade name impairment charges and the after-tax compensation expense associated with certain incentive plans sponsored and reimbursable by Banco Santander, S.A. (Santander Group), Santander BanCorp’s parent company.

	Nine Months Ended		Three Months Ended
($ in millions, except earnings per share)	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Goodwill and trade name impairment charges	$39.7	$—	$39.7	$—
Compensation expense sponsored by Santander Group (net of tax)	$6.2	$—	$1.1	$—

Excluding goodwill and trade name impairment charges and compensation expense sponsored by Santander Group, the non-GAAP selected financial data would have been:

	Nine Months Ended		Three Months Ended
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Net Income (Loss)	$11.6	$33.1	$(9.3)	$8.7
EPS	$0.25	$0.71	$(0.20)	$0.19
ROA	0.17%	0.51%	-0.40%	0.39%
ROE	2.66%	7.94%	-6.41%	6.08%
Efficiency Ratio (*)	62.58%	67.25%	67.13%	70.56%

(*)	Operating expenses, excluding goodwill and trade name impairment charges, divided by net interest income on a tax equivalent basis, plus other income, excluding gain on sale of securities.
Results of Operations for the Nine-Month and Three-Month Period ended September 30, 2007 and September 30, 2006
          The Corporation reported a net loss of $34.3 million for the nine-month period ended September 30, 2007, compared with net income of $33.1 million for the same period in 2006. Earnings (loss) per common share (EPS) for the nine-month periods ended September 30, 2007 and 2006 were $(0.73) and $0.71, respectively, based on 46,639,104 average common shares for each period. The Corporation’s net loss for the third quarter and the nine-month period ended September 30, 2007 included the goodwill and trade name impairment charges, described above, and an after-tax compensation expense associated with certain incentive plans sponsored and reimbursable by Santander Group, the Corporation’s parent company. Santander Group sponsored two reimbursable incentive programs to which employees of the Corporation are eligible to participate: (i) one related to a long term incentive plan upon reaching certain global corporate goals in 2006 and (ii) another related to the grant of 100 shares of Santander Group stock to all employees of Santander Group’s operating entities as part of this year’s celebration of Santander Group 150th Anniversary, distributed during the second quarter.
(i)	The long term incentive plan resulted in an after-tax compensation expense of $1.1 million and $3.5 million, respectively, for the quarter and nine-month period ended September 30, 2007. The incentive becomes exercisable by plan participants in January 2008, at which time, the compensation expense associated with the plan will be reimbursed to the Corporation by Santander Group and recorded as a capital contribution.

(ii)	The grant of 100 common shares of Santander Group to the Corporation’s employees resulted in an after-tax compensation expense of $2.6 million for the nine-month period ended September 30, 2007. The settlement of this grant was effective in August of 2007 and was reimbursed to the Corporation by an affiliate and recognized as a capital contribution.
          Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2007 were (0.50)% and (7.85)%, respectively, compared with 0.51% and 7.94% reported during the same nine-month period of 2006. The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2007, reached 65.59% compared to 67.25% for the nine months ended September 30, 2006. This improvement was mainly due to higher net interest income.
          For the third quarter of 2007, the Corporation reported a net loss of $50.1 million, compared with a net income of $8.7 million for the same quarter in 2006. Earnings (loss) per common share (EPS) for the quarters ended September 30, 2007 and 2006 were $(1.07) and $0.19, respectively, based on 46,639,104 average common shares for each period. The

Corporation’s net loss for the third quarter included goodwill and trade name impairment charges of $39.7 million and after-tax compensation expense of $1.1 million associated with the long-term incentive plan.
          The Corporation’s financial results for the nine-month and three-month periods ended September 30, 2007 were impacted by the following:
•	The Corporation recognized an impairment charges of $34.3 million for goodwill and $5.4 million for trade name during the third quarter of 2007 as an operating expense. These impairment charges did not result in cash expenditures and will not result in future cash expenditures.

•	The provision for loan losses increased $27.0 million or 132.1% for the quarter ended September 30, 2007 compared to the same period in 2006 and $56.3 million or 128.2% for the nine-month period ended September 30, 2007 compared to 2006. The provision for loan losses represented 154.1% and 160.2% of the net charge-off for the quarter and nine months ended September 30, 2007, respectively.

•	The Corporation experienced a reduction of 10 basis points on net interest margin, on a tax equivalent basis, to 3.56% for the quarter ended September 30, 2007 versus the same period in 2006 and an expansion of 15 basis points to 3.76% for the nine-month period ended September 30, 2007 versus the same period in the prior year.

•	For the quarter and the nine-month period ended September 30, 2007, other income decreased $0.5 million or 1.6% and increased $13.4 million or 16.1%, respectively. The increment for the nine-month period ended September 30, 2007 as compared to the same period in 2006 is basically attributed to fees related to an early cancellation of certain client structured certificates of deposit, an increase in gain on sale of residential mortgage loans, gain on sale of previously charged off loans, increases in broker-dealer, asset management and insurance fees, trading gains and mortgage servicing rights recognized, and decreases in loss on valuation of mortgage loans held for sale.

•	The operating expenses, excluding goodwill and other intangibles impairment charges and stock incentive compensation expense sponsored and reimbursable by Santander Group, experienced a decrease of $2.9 million or 3.9% and an increase of $5.7 million or 2.8% in operating expenses, for the quarter and the nine months ended September 30, 2007, respectively, when compared to the same periods in 2006. The increase for the nine month ended September 30, 2007 was primarily related to the SFS operation (seven months of operations in 2006).

•	The Corporation’s income tax expense decreased $5.9 million and $12.8 million, respectively, for the three and nine-month periods ended September 30, 2007 when compared to the same periods in 2006. This decrease was due to lower net income before tax and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006. For the quarter and nine months ended September 30, 2007, the effective income tax rate was a benefit of (8.9)% and (13.8)%, respectively, versus 10.0% and 33.8% for the same period in 2006, respectively.

•	The Corporation grew its net loan portfolio by 4.2% year over year.
Net Interest Income
          The Corporation’s net interest income for the nine months ended September 30, 2007 was $233.6 million, an increase of $18.3 million, or 8.5%, compared with $215.4 million for the nine months ended September 30, 2006. This improvement was due to an increase in interest income of $52.8 million that was partially offset by an increase in interest expense of $34.5 million. The improvement in net interest income was due to an increase of $58.6 million or 15.0% in interest on loans for a total of $448.9 million for the nine months ended in September 30, 2007 from $390.3 million for the same period in 2006.

The increase in interest expense was due to increases of $18.5 million in interest on deposits and $14.6 million in interest on securities sold under agreements to repurchase and other borrowings.
          The Corporation’s net interest income for the three months ended September 30, 2007 reached $76.0 million compared with $74.7 million for the same period in 2006, reflecting an increase of $1.3 million. There was an increase in interest income of $8.1 million, or 5.0% that was partially offset by an increase in interest expense of $6.7 million or 7.7%. The improvement in net interest income was principally due to an increase of $9.6 million or 6.8%, in interest on loans, which was partially offset by increases in interest expense on deposits of $6.7 million.
          The table on pages 37 and 38, Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, respectively, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the nine-month periods and quarters ended September 30, 2007 and 2006. The table on Interest Variance Analysis — Tax Equivalent Basis on page 36, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the nine months and the quarter ended September 30, 2007 compared with the same periods of 2006.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $6.0 million and $6.1 million for the nine months ended September 30, 2007 and 2006, respectively. For the quarters ended September 30, 2007 and 2006 the tax equivalent adjustments were $1.7 million and $2.0 million, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the nine and three month periods ended September 30, 2007 and 2006.

	Nine months ended		Three months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(Dollars in thousands)
Interest income — tax equivalent basis	$511,462	$458,839	$171,862	$164,037
Interest expense	271,831	237,353	94,110	87,378

Net interest income — tax equivalent basis	$239,631	$221,486	$77,752	$76,659

Net interest margin — tax equivalent basis (1)	3.76%	3.61%	3.56%	3.66%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the nine-month period ended September 30, 2007, net interest margin, on a tax equivalent basis, was 3.76% compared to net interest margin, on a tax equivalent basis, of 3.61% for the same period in 2006. This increase of 15 basis points in net interest margin, on a tax equivalent basis, was mainly due to an increase of 54 basis points in the yield on average interest earning assets together with an increase in average interest earning assets of $328.7 million. These increases were partially offset by an increase in the cost of interest bearing liabilities of 45 basis points and an increase in average interest bearing liabilities of $278.7 million. Interest income, on a tax equivalent basis, increased $52.6 million or 11.5% during the nine months ended September 30, 2007 compared to 2006, while interest expense increased $34.5 million or 14.5% over the same period.
     For the nine months ended September 30, 2007 average interest earning assets increased $328.7 million or 4.0% and average interest bearing liabilities increased $278.7 million or 3.8% compared to the same period in 2006. The increment in average interest earning assets compared to the nine months ended September 30, 2006 was driven by an increase in average net loans of $539.9 million, which was partially offset by decreases in average investment securities and in average interest bearing deposits of $192.1 million and $19.1 million, respectively. The increase in average net loans was due to an increase of $333.0 million or 14.1% in average mortgage loans. There was also an increase of $201.1 million or 19.0% in the average consumer loan portfolio as a result of an increase in the average consumer finance portfolio of $121.8 million as well as increases in average credit cards and personal installment loans of $43.1 million and $36.4 million, respectively. The commercial loan portfolio experienced an increase of $40.7 million or 1.4% due primarily to increases in average construction loans of $211.2 million and average retail commercial banking loans of $79.4 million. These increases were partially offset by decreases in average corporate loans of $233.3 million due to the settlement with an unrelated financial institution of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006. Excluding the loans settled with an unrelated financial institution in 2006, the average commercial loan portfolio grew $351.7 million or 13.0%.
     The increase in average interest bearing liabilities of $278.7 million for the nine-month period ended September 30, 2007, was driven by an increase in average borrowings of $167.5 million compared to the nine months ended September 30, 2006. This increase was due to increases in average other borrowings of $108.1 million incurred in connection with the operations of Island Finance and the refinancing of other existing debt of the Corporation, in average federal funds purchased of $16.0 million, in average FHLB Advances of $189.4 million and in average commercial paper of $12.9 million, partially offset by a reduction in average repurchase agreements of $158.9 million. There was also an increase in average subordinated notes of $25.7 million. The average interest bearing deposits reflected increases of $84.1 million which comprised increases in brokered deposits and other time deposits of $143.5 million and $118.6 million, respectively, offset by a decrease in savings and NOW accounts of $178.0 million.
     Net interest margin, on a tax equivalent basis, for the third quarter of 2007 was 3.56% compared to 3.66% for the third quarter of 2006. The change in net interest margin, on a tax equivalent basis, was mainly due to an increase of 14 basis points in the average cost of interest bearing liabilities and an increase in average interest bearing liabilities of $347.5 million. This was partially offset by an increase in average interest earning assets of $354.2 million and an increase in the yield on average interest earning assets of 4 basis points. Interest income, on a tax equivalent basis, increased $7.8 million or 4.8% during the third quarter of 2007, compared to the same period in 2006, while interest expense increased $6.7 million or 7.7%.
     For the third quarter of 2007, average interest earning assets increased $354.1 million or 4.3% and average interest bearing liabilities increased $347.5 million or 4.7% compared to the same period in 2006. The increase in average interest earning assets compared to the third quarter of 2006 was driven by increases in average net loans of $397.0 million and average interest bearing deposits of $ 55.3 million, which was partially offset by a decrease in average investments of $98.2 million. The increase in average net loans was due to an increase of $172.5 million or 6.8% in average mortgage loans. There was also an increase of $72.1 million or 6.0% in the average consumer loan portfolio primarily in the credit cards and personal installment loan portfolios, which increased $53.1 million and $44.7 million, respectively, offset by $25.8 million decrease in consumer finance portfolio. There was an increase of $195.0 million or 6.8% in the average commercial loan portfolio due primarily to increases in average construction loans of $181.9 million and average corporate loans of $68.5 million partially offset by a decrease in average retail commercial banking loans of $24.0 million and average leasing portfolio of $31.4 million.
     The increase in average interest bearing liabilities of $347.5 million for the quarter ended September 30, 2007, was driven by an increase in average interest bearing deposits of $378.2 million which comprised increases in brokered deposits and other time deposits of $269.8 million and $227.5 million, respectively, offset by a decrease in savings and NOW accounts of $119.2 million. The increase in average interest bearing deposits was offset by a decrease in average borrowings of $34.5 million compared to the quarter ended September 30, 2006. This decrease was due to a decrease in average other borrowings of $114.5 million incurred in connection with the operations of Island Finance and the refinancing of other existing debt of the Corporation, an increase in average federal funds purchased of $24.6 million and a increases in average FHLB Advances of $213.4 million and in average commercial paper of $33.9 million partially offset by a reduction in average repurchase agreements of $191.9 million.
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the nine months and the quarter ended September 30, 2007, compared to the nine months and the quarter ended September 30, 2006, between changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Months Ended Sept. 30, 2007			Three Months Ended Sept. 30, 2007
	Compared to the Nine Months			Compared to the Three Months Ended
	Ended Sept. 30, 2006			Sept. 30, 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,019)	$251	$(768)	$397	$27	$424
Time deposits with other banks	243	(536)	(293)	265	(896)	(631)
Investment securities	(7,042)	631	(6,411)	(1,203)	(862)	(2,065)
Loans	34,495	25,600	60,095	8,694	1,403	10,097

Total interest income, on a tax equivalent basis	26,677	25,946	52,623	8,153	(328)	7,825

Interest expense:
Savings and NOW accounts	(3,644)	5,495	1,851	(844)	787	(57)
Other time deposits	9,449	7,149	16,598	6,299	463	6,762
Borrowings	6,708	7,914	14,622	(484)	585	101
Long-term borrowings	1,220	187	1,407	60	(134)	(74)

Total interest expense	13,733	20,745	34,478	5,031	1,701	6,732

Net interest income, on a tax equivalent basis	$12,944	$5,201	$18,145	$3,122	$(2,029)	$1,093

          The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters and nine months ended September 30, 2007 and 2006.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2007			September 30, 2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$101,400	$2,974	3.92%	$94,026	$3,267	4.65%
Federal funds sold and securities purchased under agreements to resell	71,475	2,789	5.22%	97,987	3,557	4.85%

Total interest bearing deposits	172,875	5,763	4.46%	192,013	6,824	4.75%

U.S.Treasury securities	89,412	3,119	4.66%	56,394	1,953	4.63%
Obligations of other U.S.government agencies and corporations	616,577	22,000	4.77%	749,045	27,242	4.86%
Obligations of government of Puerto Rico and political subdivisions	98,296	3,861	5.25%	93,623	3,862	5.52%
Collateralized mortgage obligations and mortgage backed securities	597,413	21,734	4.86%	705,039	25,189	4.78%
Other	58,878	2,888	6.56%	48,537	1,767	4.87%

Total investment securities	1,460,576	53,602	4.91%	1,652,638	60,013	4.86%

Loans:
Commercial	2,462,449	129,005	7.00%	2,616,377	131,581	6.72%
Construction	484,704	30,120	8.31%	273,478	17,644	8.63%
Consumer	652,832	58,301	11.94%	573,477	46,566	10.86%
Consumer Finance	609,716	104,476	22.91%	487,927	83,149	22.78%
Mortgage	2,689,971	124,188	6.16%	2,356,987	106,390	6.02%
Lease financing	117,222	6,007	6.85%	133,784	6,672	6.67%

Gross loans	7,016,894	452,097	8.61%	6,442,030	392,002	8.14%
Allowance for loan losses	(119,059)			(84,113)

Loans, net	6,897,835	452,097	8.76%	6,357,917	392,002	8.24%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,531,286	511,462	8.02%	8,202,568	458,839	7.48%

Total non-interest earning assests	642,615			536,200

Total assets	$9,173,901			$8,738,768

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,717,838	$38,487	3.00%	$1,895,871	$36,636	2.58%
Other time deposits	1,444,422	50,470	4.67%	1,325,794	41,401	4.18%
Brokered deposits	1,394,147	55,095	5.28%	1,250,630	47,566	5.09%

Total interest bearing deposits	4,556,407	144,052	4.23%	4,472,295	125,603	3.75%
Borrowings	2,758,100	114,845	5.57%	2,590,572	100,223	5.17%
Term Notes	42,017	1,052	3.35%	40,717	1,049	3.44%
Subordinated Notes	243,847	11,882	6.51%	218,120	10,478	6.42%

Total interest bearing liabilities/interest expense	7,600,371	271,831	4.78%	7,321,704	237,353	4.33%

Total non-interest bearing liabilities	989,721			859,569

Total liabilities	8,590,092			8,181,273

Stockholders’ Equity	583,809			557,495

Total liabilities and stockholders’ equity	$9,173,901			$8,738,768

Net interest income, on a tax equivalent basis		$239,631			$221,486

Net interest spread			3.24%			3.15%
Cost of funding earning assets			4.26%			3.87%
Net interest margin, on a tax equivalent basis			3.76%			3.61%

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2007			September 30, 2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$125,919	$715	2.25%	$101,876	$1,346	5.24%
Federal funds sold and securities purchased under agreements to resell	123,162	1,568	5.05%	91,924	1,144	4.94%

Total interest bearing deposits	249,081	2,283	3.64%	193,800	2,490	5.10%

U.S.Treasury securities	138,777	1,514	4.33%	61,497	769	4.96%
Obligations of other U.S.government agencies and corporations	619,884	7,139	4.57%	710,306	9,149	5.11%
Obligations of government of Puerto Rico and political subdivisions	114,386	1,425	4.94%	87,618	1,238	5.61%
Collateralized mortgage obligations and mortgage backed securities	562,985	6,868	4.84%	677,187	8,144	4.77%
Other	55,139	980	7.05%	52,761	691	5.20%

Total investment securities	1,491,171	17,926	4.77%	1,589,369	19,991	4.99%

Loans:
Commercial	2,445,763	43,214	7.01%	2,401,240	41,837	6.91%
Construction	503,855	9,597	7.56%	321,962	7,071	8.71%
Consumer	675,253	20,832	12.24%	577,371	16,575	11.39%
Consumer Finance	606,317	34,483	22.56%	632,068	35,078	22.02%
Mortgage	2,710,404	41,713	6.16%	2,537,857	38,737	6.11%
Lease financing	107,037	1,814	6.72%	138,418	2,258	6.47%

Gross loans	7,048,629	151,653	8.54%	6,608,916	141,556	8.50%
Allowance for loan losses	(131,938)			(89,238)

Loans, net	6,916,691	151,653	8.70%	6,519,678	141,556	8.61%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,656,943	171,862	7.88%	8,302,847	164,037	7.84%

Total non-interest earning assests	634,779			646,174

Total assets	$9,291,722			$8,949,021

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,695,628	$12,387	2.90%	$1,814,747	$12,444	2.72%
Other time deposits	1,578,677	19,058	4.79%	1,351,169	15,148	4.45%
Brokered deposits	1,484,377	19,778	5.29%	1,214,599	16,926	5.53%

Total interest bearing deposits	4,758,682	51,223	4.27%	4,380,515	44,518	4.03%
Borrowings	2,721,377	38,525	5.62%	2,755,860	38,424	5.53%
Term Notes	42,329	366	3.43%	41,048	335	3.24%
Subordinated Notes	242,476	3,996	6.54%	239,916	4,101	6.78%

Total interest bearing liabilities/interest expense	7,764,864	94,110	4.81%	7,417,339	87,378	4.67%

Total non-interest bearing liabilities	952,082			962,423

Total liabilities	8,716,946			8,379,762

Stockholders’ Equity	574,776			569,259

Total liabilities and stockholders’ equity	$9,291,722			$8,949,021

Net interest income, on a tax equivalent basis		$77,752			$76,659

Net interest spread			3.07%			3.17%
Cost of funding earning assets			4.31%			4.18%
Net interest margin, on a tax equivalent basis			3.56%			3.66%

Provision for Loan Losses
     The Corporation’s provision for loan losses increased $56.3 million or 128.3% from $43.9 million for the nine months ended September 30, 2006 to $100.2 million for the same period in 2007. For the three months ended September 30, 2007, the provision for loan losses reached $47.4 million, an increase of $27.0 million or 132.1%, from $20.4 million for the same period in 2006. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the challenging economic conditions in Puerto Rico, requiring the Corporation to increase the level of its reserve for loan losses. There was an increase in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $204.3 million as of September 30, 2007, from $127.4 million as of September 30, 2006, and $127.8 million as of December 31, 2006. Non-performing loans were $197.1 million as of September 30, 2007, an increase of $88.3 million or 81.2%, compared to non-performing loans as of September 30, 2006. The Island Finance operation registered an increase in the provision for loan losses of $23.9 million for the nine months ended September 30, 2007 when compared to the same period in 2006. The Island Finance portfolio reflected non-performing loans of $37.0 million as of September 30, 2007, with a provision for loan losses of $51.4 million recognized in the nine-month period ended September 30, 2007.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)
Bank service fees on deposit accounts	$9,983	$10,047	$3,444	$3,414
Other service fees:
Credit card and payment processing fees	8,656	11,981	2,118	4,075
Mortgage servicing fees	2,182	1,929	742	578
Trust fees	1,504	2,196	515	792
Other fees	11,837	9,090	2,892	3,022

Total fee income	34,162	35,243	9,711	11,881
Broker/dealer, asset management, and insurance fees	49,086	43,078	16,717	13,601
Gain on sale of securities, net	238	—	—	—
Gain on sale of loans	5,121	184	782	188
Gain on sale of mortgage servicing rights	206	69	38	51
Trading gains (losses)	1,766	(148)	525	223
(Loss) gain on derivatives	(31)	(563)	727	747
Other gains, net	3,505	929	1,401	2,772
Other	2,405	4,299	592	1,527

	$96,458	$83,091	$30,493	$30,990

     The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the nine months ended		For the three months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(In thousands)
Broker-dealer	$21,865	$19,358	$8,341	$4,960
Asset management	17,764	15,025	5,968	5,313

Total Santander Securities	39,629	34,383	14,309	10,273
Insurance	9,457	8,695	2,408	3,328

Total	$49,086	$43,078	$16,717	$13,601

     For the nine months ended September 30, 2007, other income reached $96.5 million, a $13.4 million or 16.1% increase when compared to $83.1 million for the same period in 2006. This increase was due to a higher gain on sale of loans of $5.1 million composed mainly of a gain on sale on previously charged-off loans of $3.8 million and a $1.3 million gain on sale of mortgage loans. There were increases in other fees due to a penalty of $1.9 million on the cancellation of certain structured certificates of deposit, in other gains due to losses on valuation of mortgage loans available for sale during 2006 of $1.2 million, recognized mortgage servicing rights of $1.0 million and trading gains of $1.9 million. Also, broker-dealer, asset management and insurance fees reflected an increase of $ 6.0 million, due to increases in broker-dealer and asset management fees of $5.2 million for the nine-month period ended September 30, 2007 when compared to the same periods in 2006 and an increase of $0.8 million in insurance fees generated from credit life commissions related to the SFS operation. These increases were partially offset by a decrease of $3.3 million in credit card fees due to a reduction in merchant fees at point-of-sale (POS) terminals due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. In April 2007, the Corporation transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”) and subsequently sold the stock of MBPR to an unrelated third party. For an interim period that ended October 30, 2007, the Corporation provided certain processing and other services to the third party acquirer. As part of the transaction, the Corporation entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Corporation expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction. The gain on the transaction of $12.3 million was recognized in the fourth quarter of 2007.
     For the quarter ended September 30, 2007, other income reached $30.5 million, a $0.5 million or 1.6% decrease when compared to $31.0 million reported for the same period in 2006. This decrease in other income was due to a decrease of $2.0 million in credit card fees due to a reduction in merchant fees due to the sale of the Corporation’s merchant business to an unrelated to the third party during the first quarter of 2007 and a favorable change in the valuation of mortgage loans available for sale of $1.2 million for the third quarter of 2006. Also, there were decreases in rental income on imprinters of $0.2 million due to the sale of merchant business during the first quarter of 2007 and reduction in swap income of $0.3 million. These reductions were partially offset by $3.1 million increment in broker-dealer, asset management and insurance fees for the three months ended September 30, 2007 when compared to the same period in 2006, due to an increase in commission from broker-dealer and asset management of $4.0 million and a decrease in insurance fees of $0.9 million due primarily to higher provision for cancellations recorded.
     Broker-dealer, asset management and insurance fees increased $6.0 million or 14.0% and $3.1 million or 22.9% for the nine months and three months ended September 30, 2007, respectively, when compared with the same figures reported in 2006. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 51.0% to the Corporation’s other income for the nine months ended September 30, 2007 and 51.8% for the same period in 2006 and 54.8% for the quarter ended September 30, 2007 and 43.9% for the same period in 2006.

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries	$54,125	$51,971	$18,242	$17,645
Personnel reduction cost	—	9,608	—	7,836
Stock incentive plans	10,113	—	1,825	—
Pension and other benefits	41,983	38,878	13,963	13,114
Expenses deferred as loan origination costs	(8,972)	(9,027)	(2,683)	(3,279)

Total personnel costs	97,249	91,430	31,347	35,316

Occupancy costs	17,686	16,713	6,198	5,979

Equipment expenses	3,379	3,607	1,139	1,274

EDP servicing expense, amortization and technical services	27,317	28,735	9,243	10,875

Communications	8,157	7,767	2,706	2,782

Business promotion	12,338	8,540	4,338	2,797

Goodwill and other intangibles impairment charges	39,705	—	39,705	—

Other taxes	8,486	8,055	3,537	2,976

Other operating expenses:
Professional fees	9,824	9,858	3,441	3,436
Amortization of intangibles	3,675	2,928	1,247	1,077
Printing and supplies	1,537	1,435	479	444
Credit card expenses	5,119	7,744	1,016	2,695
Insurance	3,005	1,746	1,100	607
Examinations and FDIC assessment	1,455	1,451	497	478
Transportation and travel	2,208	2,007	682	649
Repossessed assets provision and expenses	5,705	953	3,178	371
Collections and related legal costs	906	1,199	253	453
All other	12,243	10,335	4,087	3,397

Other operating expenses	45,677	39,656	15,980	13,607

Non-personnel expenses	162,745	113,073	82,846	40,290

Total Operating expenses	$259,994	$204,503	$114,193	$75,606

     The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2007 and 2006 was 65.59% and 67.25%, respectively, reflecting an improvement of 166 basis points. This improvement was mainly the result of higher net interest income. As previously discussed, the Corporation recorded an estimated impairment charge of $34.3 million for goodwill and $5.4 million for trade name. These impairment charges did not result in cash expenditures and will not result in future cash expenditures. During the nine months ended September 30, 2007 the Corporation recognized compensation expense of $5.8 million pursuant to a Long Term Incentive Plan to certain employees. In addition, the Corporation recognized a compensation expense of $4.3 million related to the grant by Santander Group of 100 shares to each employee of the Corporation. Excluding the effect of these incentive plans the Efficiency Ratio, on a tax equivalent basis, would have been 62.58% a 467 basis point improvement over the same period in 2006.
     For the nine-month period ended September 30, 2007, compared to the same period in 2006, operating expenses increased $55.5 million or 27.1%, of which $39.7 million relate to goodwill and trade name impairment charges, $5.8 million relate to other operating expenses of SFS and $10.1 million expenses relate to the stock incentive plans recognized during the year of 2007 which was partially offset by a personnel reduction program during 2006 of 9.6 million. There were also increases in business promotion, repossessed assets provision and expenses and salaries and other benefits of $4.7 million, $4.7 million and $2.6 million, respectively. These increases were partially offset by a decrease in credit card expenses of $2.5 million due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. Excluding stock incentive plans expense recognized, expenses related to a personnel reduction program in 2006 and impairment charges recognized during the third quarter of 2007, operating expenses for the nine months ended September 30, 2007 reflected an increase of $15.3 million of 7.8% compared to the same period in 2006.
          The Efficiency Ratio, on a tax equivalent basis, for the quarters ended September 30, 2007 and 2006 was 68.81% and 70.56%, respectively, reflecting an improvement of 175 basis points. This improvement was mainly the result of lower operating expenses and higher net interest income. During the third quarter of 2007 the Corporation recognized $39.7 million related to goodwill and trade name impairment charges and compensation expense of $1.8 million pursuant to a Long Term Incentive Plan to certain employees. Excluding the effect of this incentive plan, the Efficiency Ratio, on a tax equivalent basis, would have been 67.13%, a 343 basis point improvement over the same quarter of 2006.
     Operating expenses increased $38.6 million or 51.0% from $75.6 million for the quarter ended September 30, 2006 to $114.2 million for the quarter ended September 30, 2007. This increase was primarily due to a goodwill and trade name estimated impairment charges of $39.7 million and compensation expense recognized during the third quarter of 2007 of $1.8 million pursuant to the stock incentive plans sponsored by Santander Group described above, partially offset by expenses related to a personnel reduction program during the third quarter of 2006 of $7.8 million. These changes were partially offset by increases in repossessed assets provision and expenses of $2.8 million, in business promotion of $1.5 million and salaries and other benefits of $2.1 million and a decrease in credit card expenses of $1.7 million. Excluding stock incentive plans expense recognized for the third quarter of 2007, expenses related to a personnel reduction program for the same quarter in 2006 and impairment charges recognized during the third quarter of 2007, operating expenses for the quarter ended September 30, 2007 reflected an increase of $4.9 million or 7.2% compared to the same period in 2006.
Provision for Income Tax
     The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. However, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items. A temporary two-year surtax of 2.5% applicable to taxable years beginning after December, 31, 2004, increased the maximum marginal corporate income tax rate from 39% to 41.5% for 2005 and 2006. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government deficit. These surtaxes increased the maximum marginal corporate income tax rate to 43.5% for the year ended December 31, 2006. These surtaxes are no longer in effect.
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
          The Corporation adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of applying this interpretation has been recorded as a decrease of $0.5 million to Retained Earnings with a corresponding increase in the liability for unrecognized tax benefits. Penalties and tax related interest expense are reported as a component of income tax expense. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Corporation’s unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties. For the nine months ended September 30, 2007, the Corporation recognized $798,000 of interest and penalties for uncertain tax positions recognized during 2006 and $ 2.7 million on new tax positions recognized during 2007. At September 30, 2007, the Corporation had $14.6 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods. The Corporation recognized a tax benefit of $1.6 million as a result of the expiration of the statute of limitations related to the tax position.
     The provision for income tax amounted to $4.2 million, or (13.8)% of pretax earnings, for the nine months ended September 30, 2007 compared to $16.9 million, or 33.8% of pretax earnings, for the same period in 2006. For the quarters ended September 30, 2007 and 2006, the Corporation had an income tax benefit of $4.9 million or (8.9)% of pretax earnings and income tax provision of $1.0 million or 10.0% of pretax earnings, respectively. The decrease in the provision for income tax during the nine-month period ended September 30, 2007 was due in primarily to lower taxable income in 2007 compared to the same period in 2006 and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006.
     For the quarter and nine-month period ended September, 30, 2007 the Corporation recorded a non-cash charge of $20.0 million related to establishing a valuation allowance against it’s deferred tax assets from its consumer finance business primarily related to the goodwill and trade name impairment charges. In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), management evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. SFAS No. 109 prescribes that an entity conduct an assessment to determine whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” criteria. In reaching such determination, significant weighting is given to data and evidence that can be objectively verified. The Corporation currently has substantial net operating loss carryforwards from its consumer finance business. The Corporation has recorded a 100% valuation allowance against the deferred tax assets from its consumer finance business due to the uncertainty of their ultimate realization.

Santander Financial Services
     The table below presents condensed results of operations and selected financial information of Santander Financial Services (“Island Finance”) for the quarters and nine months ended September 30, 2007 and 2006 including certain supplemental information, such as insurance commissions related to the Island Finance loan portfolio and interest expense mark-up charged by the Corporation. The results of Island Finance are included within the results of the Corporation’s Consumer Finance business segment. Please refer to Note 13 “Segment Information” to the unaudited consolidated financial statements in this Quarterly Report on Form 10Q.

	Quarter Ended		Nine-Month Period Ended
Santander Financial Services	Sep-07	Sep-06	Sep-07	Sep-06*
Condensed Statements of Operations	($ in thousands)		($ in thousands)
Interest income	$34,590	$35,078	$105,947	$83,149
Interest expense	(8,904)	(10,538)	(28,112)	(24,456)

Net interest income	25,686	24,540	77,835	58,693
Provision for loan losses	(17,300)	(14,400)	(51,374)	(27,513)

Net interest income after provision for loan losses	8,386	10,140	26,461	31,180
Other income	298	175	2,367	202
Goodwill and other intangibles impairment charges	(39,705)	—	(39,705)	—
Operating expenses	(12,798)	(13,036)	(39,018)	(31,796)

Net loss before tax	(43,999)	(2,721)	(49,895)	(414)
Income tax (expense) benefit	(2,778)	1,108	(487)	150

Net loss	$(46,777)	$(1,613)	$(50,382)	$(264)

Supplementary information of Santander Financial Services:
Credit insurance commissions, net of income tax	$737	$1,040	$2,431	$2,126
Interest expense mark-up, net of income tax	$191	$773	$572	$1,808

	Quarter Ended		Nine-Month Period Ended
Other Selected Information	Sep-07	Sep-06	Sep-07	Sep-06*
Total Assets	$668,981	$772,375	$668,981	$772,375
Gross loans, net of unearned income	607,624	638,246	607,624	638,246
Net loans	546,197	609,350	546,197	609,350
Allowance for loan losses	61,427	28,896	61,427	28,896
Non performing loans	37,039	27,052	37,039	27,052
Accruing loans past due 90 days or more	1,822	11,050	1,822	11,050
Net interest margin	18.39%	16.03%	17.50%	16.70%

(*)	includes seven months of operations
     As a result of the current unfavorable economic environment in Puerto Rico, SFS’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation decided to perform the impairment test of the goodwill and other intangibles of SFS as of July 1, 2007, a quarter in advance of the scheduled annual impairment test. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangibles assets of SFS exceeds their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Corporation, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed during the fourth quarter of 2007. However, because an impairment loss is probable and can be reasonably estimated, the Corporation has, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. The Corporation may change these estimates during the fourth quarter of 2007, as necessary, upon the completion of the valuation report, which will include additional procedures for determining the fair value of SFS’s assets and liabilities.

These impairment charges did not result in cash expenditures and will not result in future cash expenditures.
     In conjunction with the impairment test mentioned in the previous paragraph the Corporation also conducted an impairment test of its intangible assets with definite lives associated with its consumer finance business in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. The determination of recoverability was based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. The result of this determination disclosed that undiscounted future cash flows from the use of the assets and their eventual disposition exceeded its current carrying amount and, thus, impairment was not required as of September 30, 2007.
     Upon completion of the interim impairment test, the Corporation plans to conduct an update of its annual impairment test as of September 30, 2007 for its consumer finance business intangibles with the assistance of an independent valuation specialist.
     The Corporation will conduct a goodwill valuation for all other segments during the fourth quarter of 2007 and any impairment loss will be recognized as of December 31, 2007.
Financial Position – September 30, 2007
Assets
     The Corporation’s assets reached $9.2 billion as of September 30, 2007, a 0.6% or $57.1 million increase when compared to total assets of $9.2 billion at December 31, 2006 and a 0.7% or $67.2 million increase when compared to total assets of $9.2 billion at September 30, 2006. As of September 30, 2007 there were increases of $63.6 million in net loans, including loans held for sale, and $10.5 million in investment securities when compared to December 31, 2006. There was an increase in net loans of $304.9 million partially offset by decreases in cash and cash equivalents and investment securities of $127.5 million and $59.3 million, respectively when compared with figures reported at September 30, 2006.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	September 30,	Dec. 31,	Sep. 07/Dec.06	September 30,	Sep.07/Sep.06
	2007	2006	Variance	2006	Variance
	(In thousands)
Commercial and industrial	$2,442,827	$2,489,699	$(46,872)	$2,421,725	$21,102
Construction	492,970	435,182	57,788	353,404	139,566
Mortgage	2,728,306	2,654,540	73,766	2,554,720	173,586
Consumer	670,460	606,214	64,246	581,515	88,945
Consumer Finance	607,943	625,266	(17,323)	638,246	(30,303)
Leasing	102,297	132,655	(30,358)	139,893	(37,596)

Gross Loans	7,044,803	6,943,556	101,247	6,689,503	355,300
Allowance for loan losses	(144,544)	(106,863)	(37,681)	(94,157)	(50,387)

Net Loans	$6,900,259	$6,836,693	$63,566	$6,595,346	$304,913

     The Corporation experienced net loan growth of 4.6% year over year. This growth was primarily due to mortgage and construction loans reflecting growth of $173.6 million or 6.8% and $139.6 million or 39.5%, respectively. Credit cards and personal installment loans at Banco Santander Puerto Rico also reflected growth of $88.9 million or 15.3%. Residential mortgage loan origination for the third quarter of 2007 was $125.2 million or 47.3% less than the $237.7 million originated during the same quarter last year. For the nine months ended September 30, 2007 residential mortgage loan origination was $467.5 million or 29.9% less than the $667.2 million originated during the same period in 2006. The total of mortgage loans sold during the third quarter of 2007 was $50.5 million. For the nine months ended September 30, 2007, mortgage loans sold were $201.4 million versus $94.4 million during the nine months ended September 30, 2006.
     Commercial banking provides financial services and products primarily to middle-market companies. These products and services are sold through a group of relationship managers and officers distributed among six regions throughout the island. The Corporation has established the so-called “Business Focus Meetings” between credit and relationship officers at the middle-market and corporate segments in order to facilitate and expedite business transactions. The Corporate/Institutional divisions coordinate all banking and credit related services to customers through a group of corporate relationship officers. The corporate group provides financial services and products basically to corporations with annual revenues over $75 million. The Consumer Lending division provides financing solutions to individuals in the form of unsecured personal loans, credit cards and overdraft lines. These products are offered through our retail branch network, sales representatives, telephone banking, and internet. Growth in the consumer loan portfolio mainly results from the acquisition of Island Finance. Island Finance has a network of 69 branches throughout Puerto Rico offering consumer finance products. Due to more effective marketing strategies, streamlining of the loan application and approval process with continued stringent credit policies, and innovative products and massive consumer and credit card campaigns, and the increased branch network, the Corporation has been able to continue growing its loan portfolio.
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
     Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant to SFAS No. 114. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral.
     A reserve for expected losses is determined under the provisions of SFAS No. 5 for all loans not evaluated individually for impairment, based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.). The Corporation groups small homogeneous loans by type of loan (consumer, credit card, mortgage, etc.) and applies a loss factor, which is determined using an average history of actual net losses and other statistical loss estimates. Historical loss rates are reviewed at least quarterly and adjusted based on changing borrower and/or collateral conditions and actual collections and charge-off experience. Historical loss rates for the different portfolios may be adjusted for significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effect of the trends in the nature and volume of loans (delinquency, charge-offs, non accrual), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from internal and external agencies.
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

ALLOWANCE FOR LOAN LOSSES

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$106,863	$66,842	$127,916	$87,695
Allowance acquired (Island Finance)	—	17,830	—	—
Provision for loan losses	100,224	43,913	47,350	20,400

	207,087	128,585	175,266	108,095

Losses charged to the allowance:
Commercial and industrial	7,217	8,539	3,733	1,316
Construction	2,632	—	2,632	—
Mortgage	1,768	—	618	—
Consumer	19,351	11,413	7,634	4,051
Consumer Finance	32,080	17,171	15,890	9,552
Leasing	2,349	1,592	864	606

	65,397	38,715	31,371	15,525

Recoveries:
Commercial and industrial	1,050	1,725	251	505
Consumer	612	1,284	183	318
Consumer Finance	852	723	129	653
Leasing	340	555	86	111

	2,854	4,287	649	1,587

Net loans charged-off	62,543	34,428	30,722	13,938

Balance at end of period	$144,544	$94,157	$144,544	$94,157

Ratios:
Allowance for loan losses to period-end loans	2.05%	1.41%	2.05%	1.41%
Recoveries to charge-offs	4.36%	11.07%	2.07%	10.22%
Annualized net charge-offs to average loans	1.19%	0.71%	1.73%	0.84%
     The Corporation’s allowance for loan losses was $144.5 million or 2.05% of period-end loans at September 30, 2007 a 64 basis point increase compared to $94.2 million, or 1.41% of period-end loans at September 30, 2006. The $144.5 million in the allowance for loan losses is comprised of $61.4 million related to the consumer finance operations with a provision for loan losses of $51.4 million for the nine months ended September 30, 2007 and $83.1 million for commercial banking with a provision for loan losses of $48.8 million for the same period.
     The increment in the allowance for loan losses to period-end loan was partially due to increases in non-performing loans and loans past due 90 days or more of $76.9 million or 60.3%, from $127.4 million at September 30, 2006 to $204.3 million at September 30, 2007.
     The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 70.77% and 73.91% at September 30, 2007 and September 30, 2006, respectively, decreasing 314 basis points. Compared to December 31, 2006, this ratio decreased by 12.85 percentage points from 83.62% at September 30, 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 120.62% at September 30, 2007 compared to 147.10% as of September 30, 2006 and 161.30% as of December 31, 2006.
     The annualized ratio of net charge-offs to average loans for the nine-month period ended September 30, 2007 increased 48 basis points to 1.19% from 0.71% for the same period in 2006. This change was due to an increment in net charge offs during 2007 when compared with figures reported for the same period in 2006.
     At September 30, 2007, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $110.1 million and $11.9 million, respectively. At December 31, 2006 impaired loans with related allowance amounted to $57.2 million and $4.4 million, respectively.

     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of September 30, 2007, the Corporation’s total non-performing loans (excluding other real estate owned) reached $197.1 million or 2.80% of total loans from $106.9 million or 1.54% of total loans as of December 31, 2006 and from $108.8 million or 1.63% of total loans as of September 30, 2006. The Corporation’s non-performing loans (excluding Island Finance non-performing loans of $37.0 million) reflected an increase of $78.3 million or 95.8% compared to non-performing loans as of September 30, 2006 (excluding Island Finance non-performing loans of $27.1 million) and $78.0 million compared to non-performing loans as of December 31, 2006 (excluding Island Finance non-performing loans of $24.7 million). The increase of non-performing loans (excluding Island Finance non-performing loans) is principally due to non-performing commercial loans (including construction and leasing) which increased $55.3 million, residential mortgages, which increased $21.1 million and consumer loans which increased $4.1 million when compared to September 30, 2006. Compared to December 31, 2006, non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $78.0 million or 94.9%. This increase was composed of increases in non-performing commercial loans (including construction and leasing), residential mortgages and consumer loans of $53.6 million, $22.0 million and $2.6 million, respectively.
     The increase of non-performing consumer loans of $9.8 million or 36.92% and $12.3 million or 49.7% compared to non-performing consumer loans as of September 30, 2006 and December 31, 2006, respectively, result from the weakness in the Puerto Rico economy. Non-performing loans and accruing loans past due 90 days or more of the Island Finance portfolio were $38.9 million at September 30, 2007, reflecting an increase of $4.5 million compared to December 31, 2006 and an increase of $0.8 million compared to September 30, 2006.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to improve its collection efforts by devoting more full time employees and outside resources. Concurrently, management will continue with its stringent underwriting and lending criteria.

Non-performing Assets and Past Due Loans

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Commercial and Industrial	$23,681	$15,549	$14,295
Construction	50,431	3,966	3,966
Mortgage	73,321	51,341	52,230
Consumer	10,194	7,590	6,131
Consumer Finance	37,039	24,731	27,052
Leasing	1,762	2,783	2,352
Restructured Loans	694	892	2,792

Total non-performing loans	197,122	106,852	108,818
Repossessed Assets	13,738	6,173	3,988

Total non-performing assets	$210,860	$113,025	$112,806

Accruing loans past-due 90 days or more	$7,134	$20,938	$18,569

Non-Performing loans to total loans	2.80%	1.54%	1.63%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	2.90%	1.84%	1.90%
Non-Performing assets to total assets	2.27%	1.23%	1.23%

Liabilities
     As of September 30, 2007, total liabilities reached $8.7 billion, an increase of $106.3 million compared to the December 31, 2006 balance. This increase in total liabilities was principally due to an increase in total deposits of $758.8 million at September 30, 2007 from $5.3 billion at December 31, 2006. This increase was partially offset by a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) of $631.7 million or 21.4% to $2.3 billion as of September 30, 2007.
     Total deposits of $6.1 billion as of September 30, 2007 were composed of $1.6 billion in brokered deposits and $4.5 billion of customer deposits. Compared to December 31, 2006, brokered deposits and customer deposits reflected increases of $211.4 million, or 15.7% and $547.3 million or 13.8%, respectively, as of September 30, 2007. The increase in customer deposits was due to a certificate of deposit for the amount of $680 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico, described below.
     Total borrowings at September 30, 2007 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $631.7 million or 21.4% and $624.9 million or 21.2%, compared to borrowings at December 31, 2006 and September 30, 2006, respectively.
     The $631.7 million decrease for the nine months ended September 30, 2007 when compared with December 31, 2006 includes a decrease in fed funds purchased and other borrowings of $728.2 million due to the refinance of the outstanding indebtedness incurred under bridge facility agreement among the Corporation, Santander Financial and National Australia Bank Limited. Also, there were a decreases in securities sold under agreements to repurchase of $97.3 million and subordinated capital notes of $1.3 million. These decreases were partially offset by an increase in commercial paper issued of $194.1 million as of September 30, 2007.
      On September 21, 2007, the Corporation and SFS, entered into a fully-collateralized Bridge Facility Agreement (the “Facility”) with Banco Santander Puerto Rico. The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $445 million, respectively. The Facility is fully-collateralized by a certificate of deposit in the amount of $680 million opened by Santander Group, and provided as security for the Facility pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Santander Group. The Corporation and SFS each have agreed to pay a fee of 0.10%, on an annualized basis, to Santander Group in connection with its agreement to collateralize the loan with the deposit. The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.10% per annum. Interest under the Loan is payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan is due and payable on October 3, 2007.
     On October 3, 2007, the Corporation and SFS entered into a Bridge Facility Agreement (the “Facility”) with National Australia Bank Limited, through its offshore banking unit (the “Lender”). The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the previously announced agreement among the Corporation, SFS and Banco Santander Puerto Rico, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $465 million, respectively, all of which was drawn on October 3, 2007.
     The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.265% per annum, commencing on the date of the initial drawdown. Interest under the Loan is payable in monthly interest periods due on the 24th day of each month, with the first monthly interest payment due on November 24, 2007. The Corporation and SFS did not pay any facility fee or commission to the Lender in connection with the Loan. The entire principal balance of the Loan is due and payable on March 24, 2008.
     Upon the occurrence and during the continuance of an Event of Default (as defined in the Facility) under the Facility, the Lender shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Lender, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum.
     The Corporation's and SFS's obligations to pay interest and principal under the Facility are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Facility.
     All amounts payable by the Corporation and SFS under the Facility shall be made without set-off or counter-claim, and free and clear of any withholding or deduction in respect of taxes, levies, imposts, deductions, charges, withholdings or duties of any nature imposed or levied on such payments. The Loan is guaranteed by Santander Group. The Corporation and SFS will each pay Santander Group a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.
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
     Stockholders’ equity was $530.0 million, or 5.7% of total assets at September 30, 2007, compared to $579.2 million or 6.3% of total assets at December 31, 2006. The $49.2 million decrease in stockholders’ equity was composed of net loss of $34.3 million, dividends declared of $22.4 million and cumulative effect of adoption of FIN 48 of $0.5 million. This decrease was partially offset by a decrease in accumulated other comprehensive loss of $4.0 million and a stock incentive plan expense recognized as capital contribution of $4.0 million during 2007.
     The Corporation declared a cash dividend of $0.48 per common share during the nine-month period ended September 30, 2007 to all stockholders and expects to continue to pay quarterly dividends. The current annualized dividend yield is 5.0%.
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
     During the nine months ended September 30, 2007 and 2006, the Corporation did not repurchase any shares of common stock. As of September 30, 2007, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
     As of September 30, 2007, the Corporation’s common stock price per share was $12.84, resulting in a market capitalization of $0.6 billion, including affiliated holdings.
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
     As of September 30, 2007, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2007 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2007 were 7.61% and 10.69%, respectively, and the leverage ratio was 5.44%.

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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 9 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of September 30, 2007 and December 31, 2006.
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
     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges as of September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)*
Cash Flow Hedges
Interest Rate Swaps	$650,000	$(1,071)	$—	$(439)
Fair Value Hedges
Interest Rate Swaps	1,034,640	(16,269)	(589)	—

Totals	$1,684,640	$(17,340)	$(589)	$(439)

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(In thousands)	Amounts	Fair Value	(Loss)	(Loss)*
Cash Flow Hedges
Interest Rate Swaps	$825,000	$(351)	$—	$(214)
Foreign Currency Swaps	—	—	—	36
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

*	Net of tax.

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
          As of September 30, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to interest rate swaps designated as cash flow hedges was an unrealized loss of $439,000. As of December 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $214,000.
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
          The fair value hedges have maturities through the year 2032 as of September 30, 2007 and December 31, 2006. The weighted-average rate paid and received on these contracts is 5.47% and 5.10% as of September 30, 2007, and 5.37% and 4.84%, as of December 31, 2006.
          The $1.0 billion and $1.2 billion fair value hedges are associated to the swapping of fixed rate debt as of September 30, 2007 and December 31, 2006, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,329,595	$25	$446
Interest Rate Caps	28,396	—	(1)
Other	3,870	121	113
Equity Derivatives	310,680	—	—

Totals	$3,672,541	$146	$558

	December 31, 2006
	Notional		Gain
(In thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,109	$(422)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,137	$(410)	$(541)

*	The notional amount represents the gross sum of long and short.

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
          The Corporation’s one-year cumulative GAP position at September 30, 2007, was negative $2.6 billion or -29.0% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at September 30, 2007 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30, 2007

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total

	(dollars in thousands)
ASSETS:
Investment Portfolio	$334,169	$28,649	$252,045	$686,645	$109,779	$—	$108,606	$1,519,893
Deposits in Other Banks	132,827	—	—	5,397	—	—	132,507	270,731
Loan Portfolio
Commercial	1,278,231	273,508	378,990	231,696	193,485	85,759	103,455	2,545,124
Construction	462,422	2,851	12,212	8,539	3,050	1,748	2,148	492,970
Consumer	358,769	221,092	460,175	202,803	40,110	—	(4,546)	1,278,403
Mortgage	81,368	246,852	659,851	583,354	1,030,412	111,761	14,708	2,728,306
Fixed and Other Assets	—	—	—	—	—	—	409,887	409,887

Total Assets	$2,647,786	$772,952	$1,763,273	$1,718,434	$1,376,836	$199,268	$766,765	$9,245,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$403,660	$—	$—	$—	$—	$—	$—	$403,660
Repurchase Agreements	108,300	125,006	300,000	200,000	—	—	—	733,306
Federal FundsPurchased and Other
Borrowings	900,220	—	—	—	—	—	—	900,220
Deposits
Certificates of Deposit	1,860,658	982,276	566,410	276,903	41,007	18,510	(19,733)	3,726,031
Demand Deposits and Savings Accounts	140,894	—	158,255	339,802	—	—	4,729	643,680
Transactional Accounts	405,202	222,426	533,924	541,473	—	—	—	1,703,025
Term and Subordinated Debt	—	—	26,677	15,531	243,342	—	81	285,631
Other Liabilities and Capital	—	—	—	—	—	—	849,761	849,761

Total Liabilities and Capital	$3,818,934	$1,329,708	$1,585,266	$1,373,709	$284,349	$18,510	$834,838	$9,245,314

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,263,775	$423,931	$1,818,552	$277,688	$224,289	$6,000	$—	$5,014,235
Interest Rate Swaps (Liabilities)	2,874,830	648,636	1,345,052	67,840	71,877	6,000	—	5,014,235
Caps	20,515	6,268	681	932	—	—	—	28,396
Caps Final Maturity	20,515	6,268	681	932	—	—	—	28,396

GAP	$(1,782,203)	$(781,461)	$651,507	$554,573	$1,244,899	$180,758	$(68,073)	$—

Cumulative GAP	$(1,782,203)	$(2,563,664)	$(1,912,157)	$(1,357,584)	$(112,685)	$68,073	$—	$—

Cumulative interest rate gap to earning assets	-20.17%	-29.02%	-21.64%	-15.37%	-1.28%	0.77%
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
          As part of its interest rate risk management process, the Corporation analyzes on an ongoing basis the profitability of the balance sheet structure, and how this structure will react under different market scenarios. In order to carry out this task, management prepares three standardized reports with detailed information on the sources of interest income and expense: the “Financial Profitability Report”, the “Net Interest Income Shock Report” and the “Market Value Shock Report”. The former report deals with historical data while the latter two deal with expected future earnings.
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
          The ALCO has decided to maintain its negative interest rate gap in the current yield curve environment. However it is not yet prepared to increase the duration of its investment portfolio with new acquisitions of securities until some steepening in the yield curve is observed. Any increase in the duration of its equity will only be achieved by an increase in the commercial activity of the Bank.
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
          As of September 30, 2007, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $24.0 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $40.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $98.4 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $150.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of September 30, 2007.

	NET INTEREST MARGIN SHOCK REPORT
	September 30, 2007
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$376.3	$354.6	$343.5	$332.0	$320.1	$308.0	$285.5
Sensitivity	$44.3	$22.6	$11.5		$(11.9)	$(24.0)	$(46.5)

	MARKET VALUE SHOCK REPORT
	September 30, 2007
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$730.2	$693.9	$654.4	$609.7	$558.6	$511.3	$419.7
Sensitivity	$120.5	$84.2	$44.7		$(51.1)	$(98.4)	$(190.0)
          As of September 30, 2007 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2007, the Corporation had $2.2 billion in unsecured lines of credit ($1.8 billion available) and $11.9 billion in collateralized lines of credit with banks and financial entities ($8.2 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
          The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Group or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by Santander Group and affiliates to the Corporation is $2.1 billion.
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
          On September 21, 2007, the Corporation and SFS entered into a fully-collateralized Bridge Facility Agreement (the “Facility”) with Banco Santander Puerto Rico. The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $445 million, respectively. The Facility is fully-collateralized by a certificate of deposit in the amount of $680 million opened by Santander Group and provided as security for the Facility pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Santander Group. The Corporation and SFS each have agreed to pay a fee of 0.10%, on an annualized basis, to Santander Group in connection with its agreement to collateralize the loan with the deposit. The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.10% per annum. Interest under the Loan is payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan is due and payable on October 3, 2007.
          On October 3, 2007, the Corporation and SFS entered into a Bridge Facility Agreement (the “Facility”) with National Australia Bank Limited, through its offshore banking unit (the “Lender”). The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the previously announced agreement among the Corporation, SFS and Banco Santander Puerto Rico, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $465 million, respectively, all of which was drawn on October 3, 2007.
          The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.265% per annum, commencing on the date of the initial drawdown. Interest under the Loan is payable in monthly interest periods due on the 24th day of each month, with the first monthly interest payment due on November 24, 2007. The Corporation and SFS did not pay any facility fee or commission to the Lender in connection with the Loan. The entire principal balance of the Loan is due and payable on March 24, 2008.
          Upon the occurrence and during the continuance of an Event of Default (as defined in the Facility) under the Facility, the Lender shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Lender, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum.
          The Corporation's and SFS’s obligations to pay interest and principal under the Facility are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Facility.
          All amounts payable by the Corporation and SFS under the Facility shall be made without set-off or counter-claim, and free and clear of any withholding or deduction in respect of taxes, levies, imposts, deductions, charges, withholdings or duties of any nature imposed or levied on such payments. The Loan is guaranteed by Santander Group. The Corporation and SFS will each pay Santander Group a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.
          In December 2006, the Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037 to the Trust.
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

          During the second quarter of 2007, the Corporation recognized a compensation expense related to the grant by Santander Group of 100 shares of its stock to all employees of Santander Group’s operating entities as part of this year’s celebration of Santander Group 150th Anniversary. The settlement of this grant was in August of 2007, at which time the compensation expense was reimbursed to the Corporation by an affiliate and recognized as a capital contribution.
          In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period that ended October 30, 2007, the Bank provided certain processing and other services to the third party acquirer. The gain on the transaction of $12.3 million was recognized in the fourth quarter of 2007. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction.
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2007, the Corporation had a liquidity ratio of 10.27%. At September 30, 2007, the Corporation had total available liquid assets of $0.9 billion. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     The acquisition of Island Finance on February 28, 2006 is material to the Corporation’s consolidated financial statements and as such represents a material change in internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) resulting from the acquisition of Island Finance may occur and are in the process of being evaluated by management as integration activities are implemented. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business for the 2007 annual management report on internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM I – LEGAL PROCEEDINGS
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation. For discussion of certain other legal proceedings involving the Corporation, please, refer to the Corporation’s Annual Report on Form 10K for the year ended December 31, 2006.
ITEM 1A. RISK FACTORS
     Except as noted below, there have been no material changes in risk factors as previously disclosed under Item 1A. of the Corporation’s Form 10-K for the year ended December 31, 2006.
Continued deterioration in economic conditions in Puerto Rico exposes the Corporation to greater risk.
     The Corporation’s financial activities and credit exposure are concentrated in Puerto Rico. As a consequence, the Corporation’s financial condition and results of operations are highly dependent on Puerto Rico’s economic conditions. Any business disruption resulting from a prolonged economic recession, adverse political and economic events, and/or any natural disasters – i.e., hurricanes – could further reduce lending activity and result in further increases in nonperforming assets and charge-offs, thus affecting the Corporation’s financial performance and profitability in the short-term.
     The Puerto Rican economy is in the midst of an economic recession that has deepened in recent months according to the Coincident Index of Economic Activity published by Puerto Rico Planning Board. The index declined from -1.0% in the first quarter of 2007 to -2.7% in the second quarter, evidencing a weakness in the economy. As of August 2007, the labor market remained fragile with nonfarm employment declining 1.6%, compared to the same period in 2006, yet the unemployment rate declined by 0.8% as a result of a reduction in the labor force participation rate. Construction activity continues to be adversely affected with the value of construction permits and cement sales each falling by approximately 12.0% during the second quarter of 2007. In addition, retail sales adjusted for inflation remained weak with total sales declining 2.0% as of July 2007 and the sale of new automobile units dropping 17% as of August 2007. The downward trend in retail sales reflects weakness in the consumer confidence and erosion in purchasing power.
     The ongoing economic environment and uncertainties in Puerto Rico may continue to have an adverse effect on the quality of the Corporation’s loan portfolios and may result in a rise in delinquency rates and charge offs, until the economic condition in Puerto Rico improves. These concerns may also impact growth in interest and non interest income. Although the Corporation’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that the Corporation will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in the Corporation’s provisions for loan and lease losses could have a material adverse impact on the Corporation’s future financial condition and results of operations.
     As a result of the current unfavorable economic environment in Puerto Rico, SFS’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation decided to perform the impairment test of the goodwill and other intangibles of SFS as of July 1, 2007, a quarter in advance of the scheduled annual impairment test. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangibles assets of SFS exceeds its fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. The Corporation, with the assistance of an independent valuation firm, has begun the second step of the impairment test and expects the resulting valuation report to be completed during the fourth quarter of 2007. However, because an impairment loss is probable and can be reasonably estimated, the Corporation has, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. The Corporation will change these estimates, as necessary, upon the completion of the valuation report, which will include additional procedures for determining the fair value of SFS’s assets and liabilities. These impairment charges did not result in cash expenditures and will not result in future cash expenditures.
     In conjunction with this impairment test the Corporation also conducted an impairment test of its intangible assets with definite lives associated with its consumer finance business in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. The Corporation determined, based on this test, that undiscounted future cash flows from the use of the assets and their eventual disposition exceeded their current carrying amount and thus, an impairment was not required as of September 30, 2007. Consequently, no impairment losses on intangible assets with definite lives were recorded in operating expenses in the consolidated statement of operations as of September 30, 2007.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 – OTHER INFORMATION
     None

ITEM 6 – EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07

(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX — Con’t

Exhibit No.	Exhibit Description	Reference
(10.13)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.14)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.15)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.16)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.17)	Bridge Facility Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-09/26/07

(10.18)	Bridge Facility Agreement among Santander BanCorp, Santander Financial Services, Inc. and National Australia Bank Limited.	Exhibit 10.1 8K-10/09/07

(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-04/20/07

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: November 14, 2007	By:/s/ José Ramón González

President and Chief Executive Officer

Dated: November 14, 2007	By:/s/ Carlos M. García

Senior Executive Vice President and
Chief Operating Officer

Dated: November 14, 2007	By:/s/ María Calero

Executive Vice President and
Chief Accounting Officer