Form 10-K
period 2007-12-31
SANTANDER BANCORP
filed 2008-03-17
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2007
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
Indicate by check mark whether the Corporation (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Corporation was required to file such reports) and has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑. As of December 31, 2007 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $37,988,701 based upon the reported closing price of $8.66 on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders of the Corporation to be held on or about March 24, 2008, are incorporated herein by reference to Item 10 through 14 of Part III.

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
Banco Santander, S.A. (“Santander Spain”) currently owns 90.6% of the Corporation’s outstanding stock, directly and through its subsidiaries. Santander Spain (SAN.MC, STD.N) is the main financial group (“Santander Group” or “Group”) in Spain and Latin America, and the largest in the Euro Zone by market capitalization. It is the first financial group in Spain and Latin America and maintains an important business activity in Europe, where it reached a prominent presence in the United Kingdom through the acquisition of Abbey National. Santander Group also owns the third largest banking group in Portugal and Santander Consumer Finance, a leading consumer finance franchise with presence in Germany, Italy and seven other European countries.
In Latin America, Santander Group is the leading banking franchise. In this region, the Group maintains a leading position where it manages over $300 billion in business volumes (loans, deposits and off-balance sheet items under management) has 4,498 offices in nine countries. In 2007, Santander reported $3,648 million in net attributable income in Latin America, 19% higher than the prior year.
The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico (the “Bank”), Santander Securities Corporation, Santander Insurance Agency, Inc., Santander Mortgage Corporation (merged with the Bank effective January 1, 2008), Santander International Bank of Puerto Rico, Inc., Santander Asset Management Corporation, Santander Financial Services (“SFS”), Island Insurance Corporation and Santander PR Capital Trust I. As of December 31, 2007, the Corporation had, on a consolidated basis, total assets of $9.2 billion, total net loans of $6.9 billion, total deposits of $5.2 billion and stockholder’s equity of $536.5 million. The Corporation also had $13.3 billion of customer financial assets under management.
Banco Santander Puerto Rico
The Corporation’s main subsidiary, Banco Santander Puerto Rico (“the Bank”), is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 61 branches and 140 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2007, the Bank had total assets of approximately $7.9 billion, total deposits of $5.2 billion and stockholders’ equity of $609.7 million.
The Bank is a Puerto Rico chartered commercial bank subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Commissioner”). It provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals. In addition, the Bank provides mortgage banking services through its wholly-owned subsidiary, Santander Mortgage Corporation (“Santander Mortgage”). Effective January 1, 2008, Santander Mortgage was merged into the Bank in order to obtain cost efficiencies and broaden the array of products that current mortgages specialist are offering. The Bank also provides specialized products and services to foreign customers through its wholly owned subsidiary, Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”), an international banking entity organized under the International Banking Center Regulatory Act of Puerto Rico (“IBC Act”).
Santander Mortgage Corporation
Since 1992, the Corporation has engaged in mortgage banking through Santander Mortgage. Effective January 1, 2008, Santander Mortgage Corporation was merged into the Bank and ceased to operate as a separate legal entity. Santander Mortgage’s business principally consisted in the origination and acquisition of loans secured by residential mortgages. Santander Mortgage has engaged in the origination of FHA-insured and VA-guaranteed single-family residential loans, which are primarily securitized into GNMA mortgage-backed securities and sold to institutional or private investors in the secondary market. Conventional loans that conform to the mortgage securitization programs of FNMA and FHLMC are generally pooled into FNMA and FHLMC mortgage-backed securities and sold to investors in the secondary market. Conventional loans that do not conform to the requirements of FNMA or FHLMC, so called non-conforming loans were generally sold to the Bank. Santander Mortgage complemented its internal loan originations by purchasing FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities.
Santander International Bank of Puerto Rico, Inc.
Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”) is a wholly owned subsidiary of Banco Santander Puerto Rico, organized during 2001 to operate as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico. Santander International Bank was created for the purpose of providing specialized products and services to foreign customers.
Santander Securities Corporation
Santander Securities Corporation (“Santander Securities”) is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $9.4 billion in assets under management, composed of over $5.9 billion in customer assets at the retail broker-dealer and $3.5 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management. Santander Securities has three offices islandwide and an office in Miami, Fl.
Santander Asset Management Corporation
Santander Asset Management Corporation (“Santander Asset Management” or “SAM”) is a wholly owned subsidiary of Santander Securities created for the purpose of managing assets for Puerto Rico investment companies (mutual funds) and institutional accounts. The funds managed by Santander Asset Management invest primarily in fixed-income securities, including Puerto Rico and U.S. Government securities, mortgage-backed and asset-backed securities and municipal obligations. Santander Asset Management also services its institutional accounts, which consist primarily of university endowments, insurance companies, governmental agencies, pension funds and individual investors.
Santander Insurance Agency, Inc.
The Corporation’s subsidiary, Santander Insurance Agency, Inc. (“Santander Insurance”) was established in October 2000 as the first financial holding company insurance operation to receive approval from the Commissioner of Insurance of Puerto Rico (“Insurance Commissioner”). This was a result of the Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach-Bliley Act”) that authorized financial holding companies to enter into the insurance business. Santander Insurance Agency offers a growing base of products, including life, disability, unemployment and title insurance as a corporate agent, and also operates as a general agent offering bid, payment and performance bonds, and insurance to cover equipment and auto leases.
Santander Financial Services, Inc.
During the first quarter of 2006, Santander Financial Services, Inc. (“Santander Financial Services” or “Island Finance”) closed the acquisition of the operation and certain assets of Island Finance Inc., the second largest consumer finance company in Puerto Rico (as reported with the Office of the Commissioner of Financial Institutions). This acquisition further diversifies Santander in Puerto Rico. Island Finance is a well established consumer finance business in Puerto Rico. The company has operated in Puerto Rico for over 40 years, is one of the most recognized brand names in consumer finance and commands a 20% market share as of September 30, 2007 (as reported with the Office of the Commissioner of Financial Institutions). This acquisition boosted Santander’s business footprint by adding 68 consumer retail branches and close to 157,000 clients. Santander Financial Services, Inc. through, Island Finance, provides consumer loans and real estate-secured loans to customers, as well as sales finance contracts through retail merchants.

Island Insurance Corporation
In July 2006, the Corporation acquired Island Insurance Corporation, a Puerto Rico life insurance company, duly licensed by the Puerto Rico Commissioner of Insurance. This corporation is currently inactive.
Santander PR Capital Trust I
A statutory trust organized under the Statutory Trust Act of the state of Delaware. It was formed for the purpose of issuing trust redeemable preferred securities issued pursuant to the acquisition of Island Finance in 2006.
Operations
The Corporation operates a client-oriented, full-service bank, offering products and services in the areas of commercial, mortgage and consumer banking. Insurance, securities and asset management services are also offered through the Corporation’s various subsidiaries. The Corporation organizes its operations in five reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments, and Wealth Management.
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
Mortgage Banking. Through Santander Mortgage up to December 31, 2007 and as a Bank’s division thereafter, this business segment, the fourth largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico, originates, sells, and services a variety of residential mortgage loans. Santander Mortgage sold mortgages to the Bank for its mortgage portfolio and to various other financial institutions through securitizations of conforming loans. Total mortgage loan originations amounted to $562.4 million in 2007, the mortgage loan portfolio reached $2.7 billion by year-end and the mortgage servicing portfolio consisted of $1.1 billion serviced for other institutions.
Consumer Finance. The Island Finance operation provides consumer loans and real estate-secured loans in Puerto Rico through its 68 consumer retail branches in Puerto Rico, as well as sales finance contracts through retail merchants. Island Finance provides mostly sub-prime lending thus entering a market segment not previously covered by the Corporation.
Treasury and Investments. The Corporation’s Treasury Department handles its investment portfolio and liquidity position. It also focuses on offering another level of financial service to our clients in the form of derivative instruments that can protect the owner of small- and medium-sized business from the impact of interest rate fluctuations.

Wealth Management. The Corporation’s Wealth Management segment includes the operations of its subsidiary Santander Securities. Santander Securities offers a complete range of products and services as part of an overall wealth management program that includes asset management and other trust services. The combination of Santander Asset Management products and Santander Securities’ distribution capabilities has allowed the Group to provide a diverse range of high quality investment alternatives in the Puerto Rico market.
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
The Bank is a member of the FHLB of New York and as such is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its FHLB advances outstanding or 1.0% of 30.0% of total assets. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-NY held by the Bank. As of December 31, 2007 the Bank had $64.6 million in FHLB’s capital stock.
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
In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve determines should be deducted from Tier I capital. The Federal Reserve has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% or more, depending on their overall condition. As of December 31, 2007, the Bank exceeded each of its capital requirements and was a well-capitalized institution as defined in the Federal Reserve regulations.
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
Banking Operations
General
Banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Corporation, the Bank or Santander Spain. However, management is not aware of any current recommendations by any federal or state regulatory authority that, if implemented, would have or would be reasonably likely to have a material effect on the liquidity, capital resources or operations of the Bank or the Corporation.
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
The FDIC also requires that state-chartered nonmember banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital plus supplementary (Tier II) capital) to risk weighted assets of 8%. Under the standards the FDIC applies, the Bank’s assets are assigned weights of 0% to 100% based upon credit and certain other risks it believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2007, the Bank exceeded each of its core capital requirements and was a well-capitalized institution as defined in the FDIC regulations.
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
At December 31, 2007, the Bank was well capitalized. Like any other institution, the Bank’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Bank, and should be considered in conjunction with other available information regarding the Bank’s financial condition and results of operations.
Cross-Guarantees
Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC insured depository institution controlled by Santander Spain.
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
The deposits of Banco Santander Puerto Rico are insured up to the applicable limits by the DIF of the FDIC and are subject to the deposit insurance assessments to maintain the DIF. After 2006 the FDIC utilized a risk based assessment system that imposed insurance premiums based upon a matrix that took into account a bank’s capital level and supervisory rating. Premiums under that assessment system ranged from 0 cents for each $100 of domestic deposits for well-capitalized and well managed banks to 27 cents for each $100 of domestic deposits for the weakest institution. Banco Santander Puerto Rico was not required to pay insurance premium to the FDIC during 2007.
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
On December 28, 2006, Banco Santander Puerto Rico reached an agreement to transfer two million dollars ($2,000,000) in FDIC Assessment Credits to an unrelated financial institution for the purchase price of one million eight hundred fifty five thousand dollars ($1,855,000). Banco Santander Puerto Rico complied with Final Rule of the Reform Act and submitted the executed Transfer Form to the FDIC’s Division of Finance. As of December 31, 2007, Banco Santander Puerto Rico still has available $422,000 in FDIC credits to offset future assessments.
Banco Santander Puerto Rico is also subject to separate assessments to repay bonds (“FICO bonds”). The assessment for the payment on the FICO bonds for the quarter beginning on January 1, 2007 is 1.22 cents per $100 of DIF- assessable deposits. As of December 31, 2007, Banco Santander Puerto Rico had a DIF deposit assessment base of approximately $5.3 billion.
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
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) sanctions may contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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
Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; and (iii) any other components that the Commissioner may determine from time to time. As of December 31, 2007, the legal lending limit for the Bank under this provision was approximately $55.6 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any other components that the Commissioner may determine from time to time. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.
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
Section 27 of the Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited to a reserve fund until the amount deposited to the credit of the reserve fund is equal to 100% of total paid-in capital (common and preferred) of the commercial bank. As of December 31, 2007, the Bank had an adequate reserve fund established.
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
Section 14 of the Banking Law authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. The Bank currently has two subsidiaries, Santander Mortgage, a mortgage company (merged into the Bank on January 1, 2008), and Santander International Bank, an international banking entity.
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
IBC Act
Santander International Bank, an international banking entity, is subject to supervision and regulation by the Commissioner of Financial Institutions under the International Banking Center Regulatory Act (the “IBC Act”). Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an International Banking Entity (IBE) may be initiated without the prior approval of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBC Act and the regulations issued thereunder by the Commissioner (the IBC Regulations) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBC Act further provides that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities in Puerto Rico.
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
Mortgage Banking Operations
The mortgage banking business is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections, appraisals and required credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, mortgages lenders are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. This business segment’s affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The mortgage banking operation is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law (the “Mortgage Banking Law”), and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loans products. Although the Bank believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting the Bank’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Bank.
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
Broker Dealer Operations
Santander Securities is registered as a broker-dealer with the SEC and the Commissioner, and is also a member of the Financial Industry Regulatory Authority (the “FINRA”). As a registered broker-dealer, it is subject to regulation and supervision by the SEC, the Commissioner and the FINRA in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Santander Securities is subject to the SEC’s net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain regulatory capital in relation to their liabilities and the size of their customer business.
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
Island Insurance Corporation is registered as an insurance company with the office of the Commissioner of Insurance of Puerto Rico (the “Insurance Commissioner”). Island Insurance Corporation is subject to regulation and supervision by the Insurance Commissioner. As of December 31, 2007, this corporation is inactive.
Recent Puerto Rico Legislation
During the month of December 2007, the Governor of Puerto Rico signed Law 181 (“Law 181”). Law 181 reduces the special tax rate on long term capital gains applicable to individuals, estates and trusts from 12.5% to 10%. In the case of the sale of real property or stock by nonresident individuals the applicable rate will be 25%, however, if the individual is a U.S. citizen, the rate will be 10%. The special tax rate on long term capital gains for corporations and partnerships was reduced from 20% to 15%. The special tax rates will apply only to transactions that occurred on July 1, 2007 and after.
Also, on December 2007, the Governor of Puerto Rico signed Law 197 (“Law 197”) which provides certain credits when individuals purchase certain new or existing homes. The incentives are as follows: (a) for a new constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower. Credits under Law 197 need to be certified by the Secretary of Treasury and the maximum amount of credits to be granted under Law 197 is $220,000,000.
Under Law 197, an individual may benefit from the credit no more than twice, the amount of credit granted will be credited against the principal amount of the mortgage, the individual must acquire the property before June 30, 2008, and for new constructed homes constituting the principal residence and existing homes, the individual must live in it as his or her principal residence at least three consecutive years. Noncompliance with this requirement will affect only the homebuyer’s credit and not the tax credit granted to the financial institution.
The benefit for the Bank is that the credit may be used against income taxes, including estimated taxes, for years commencing after December 31, 2007 in three installments, subject to certain limitations, between January 1, 2008 and June 30, 2011; the credit may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, as certified by the Secretary of Treasury, may be claimed as a refund.
Employees
As of December 31, 2007, the Corporation and its subsidiaries have approximately 2,622 employees. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.

Availability at our website
We make available free of charge, through our investor relations section at our internet website, www.santandernet.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
The Corporation is subject to risk in several areas. Discussed below, and elsewhere in this report, are the various risk factors that could cause the Corporation’s financial condition and results of operations to vary significantly from period to period. Please refer to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks. Also refer to the MD&A section, Quantitative and Qualitative Disclosures about Market Risk, and the Financial Statements and Supplementary Data sections in this report for additional information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2007 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on the Corporation’s financial condition and results of operations.
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
The Corporation’s financial activities and credit exposure are concentrated in Puerto Rico. As a result, the Corporation’s financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. An extended economic slowdown, adverse political or economic developments or natural disasters such as hurricanes, affecting Puerto Rico could result in a reduction in lending activities and an increase in the level of non-performing assets and charge offs, all of which would adversely affect the Corporation’s profitability.
Competition. The Corporation operates in a highly competitive environment in Puerto Rico composed of other local and international banks as well as mortgage banking companies, insurance companies and brokers-dealers. Increased competition could require that the Corporation lower rates charged on loans or increase rates offered on deposits, which could adversely affect profitability.
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

Governmental fiscal and monetary policy. The Corporation’s earnings are affected by domestic and international monetary policy. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. These policies, to a large extent, determine the Corporation’s cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect net interest margin. These policies can also affect the value of financial instruments, such as debt securities and mortgage servicing rights as well as affecting as borrowers by potentially increasing the risk that they may fail to repay their loans.
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
Current Economic Condition of the Commonwealth of Puerto Rico. The Corporation’s financial activities and credit exposure are concentrated in Puerto Rico. As a consequence, the Corporation’s financial condition and results of operations are highly dependent on Puerto Rico’s economic conditions. Any business disruption resulting from a prolonged economic recession, adverse political and economic events, and/or any natural disasters — i.e., hurricanes — could further reduce lending activity and result in further increases in non-performing assets and charge-offs, thus affecting the Corporation’s financial performance and profitability in the short-term.
The Puerto Rico economy is in the midst of a prolonged economic recession since the the second quarter of 2006. The unfavorable economic conditions prevailed in fourth quarter of 2007 with continuing weakness in the labor market. Nonfarm employment declined 1.5% and the unemployment rate increased 1.5 percentage points to 11.1% compared to the fourth quarter of 2006. Meanwhile, the construction sector, which historically played an important role in the economy, remained stagnant as the government’s fiscal deficit and the housing market imbalances inhibit the public and private sector from investing in new construction projects. Construction data as of November 2007 shows that the value of construction permits and cement sales declined 3.5% and 12.3% respectively compared to the same period in 2006. On the other hand, employment layoffs due to businesses’ adjustments to the current cycle reduced consumer earnings, while rising oil and food prices led to a surge in inflation that eroded their purchasing power and confidence level. As a result, retail sales adjusted for inflation remained weak with total sales declining 1.0% as of October 2007 when compared with accumulated figures for 2006. The sale of new automobile units for the fourth quarter of 2007 — another important gauge of consumer spending health — also remained in negative territory with sales declining by 108 units compared with the fourth quarter of 2006.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
As of December 31, 2007, the Corporation owned nineteen facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies one hundred twenty-two leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at both Torre Santander buildings, in Hato Rey, Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and the Operational Center building in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.
During 2007, the Bank sold and leased-back certain properties as further described in the accompanying financial statements and MD&A.
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
Management believes that there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiary is a party or of which any of their property is subject.
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

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share
2007
1st Quarter	$19.79	$17.49	$0.16	$12.56
2nd Quarter	18.87	14.45	0.16	12.26
3rd Quarter	15.14	10.30	0.16	11.36
4th Quarter	8.76	7.90	0.16	11.50

2006
1st Quarter	$25.98	$20.10	$0.16	$12.06
2nd Quarter	25.23	22.47	0.16	11.93
3rd Quarter	24.45	18.89	0.16	12.35
4th Quarter	19.80	17.46	0.16	12.42
As of December 31, 2007 the approximate number of record holders of the Corporation’s Common Stock was 132, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $8.66 per share representing a market capitalization of $403.9 million as of December 31, 2007.
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
Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor. The Corporation currently pays regular quarterly cash dividends. During 2005, 2006 and 2007, the Corporation declared and paid cash dividends of $0.64 per common share, for a total dividend payment to common shareholders of $29.9 million. The annualized dividend yield for the year ended December 31, 2007 was 7.4%.

Stock Performance Graph
The graph below shows the cumulative stockholder return of the Common Stock of the Corporation during the measurement period. The graph compares the return of the Common Stock of the Corporation (identified by its official symbol as “SBP”) to the cumulative return of the Puerto Rico Stock Index (PRSI) and the S&P Small Cap Commercial Bank Index (S6CBNK). The performance of the Common Stock and the mentioned indexes are valued using a base value of 100. The Common Stock value as of December 31, 2007 was $8.66. The Board of Directors of the Corporation acknowledges that the market price of the Common Stock is influenced by numerous factors. The stock price shown in the graph is not necessarily indicative of future performance. This stock performance graph should not be deemed to be soliciting material under the proxy rules or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless the Corporation specifically states otherwise.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated and other financial and operating information for the Corporation and subsidiaries and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation’s consolidated financial statements and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and “Selected Statistical Information” appearing elsewhere in this Annual Report. The selected Balance Sheet and Statement of Income data as of and for the year ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from the Corporation’s consolidated audited financial statements.

Santander BanCorp and Subsidiaries
Selected Financial Data

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per data share)
CONDENSED STATEMENTS OF OPERATIONS

Interest income	$674,210	$618,320	$439,605	$363,822	$335,784
Interest expense	362,531	327,714	212,583	140,762	132,612

Net interest income	311,679	290,606	227,022	223,060	203,172
Security gains	1,265	—	17,842	11,475	10,790
(Loss) gain on extinghuishment of debt	—	—	(5,959)	—	13,638
Broker-dealer, asset management and insurance fees	68,265	56,973	53,016	51,113	49,526
Other income	78,590	61,496	60,459	54,651	36,207
Operating expenses	344,016	277,783	221,386	217,377	223,815
Provision for loan losses	147,824	65,583	20,400	26,270	49,745
Income tax provision (benefit)	4,204	22,540	30,788	9,724	(46)

Net (loss) income	$(36,245)	$43,169	$79,806	$86,928	$39,819

PER PREFERRED SHARE DATA
Outstanding shares:
Average	—	—	—	—	2,610,008
End of period	—	—	—	—	—
Cash Dividend per Share	$—	$—	$—	$—	$2.73
PER COMMON SHARE DATA*
Net (loss) income	$(0.78)	$0.93	$1.71	$1.86	$0.70
Book value	$11.50	$12.42	$12.19	$11.86	$10.20
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104	46,661,248
End of period	46,639,104	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.64	$0.64	$0.64	$0.49	$0.44
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$6,900,764	$6,439,205	$5,871,433	$4,723,538	$4,009,801
Allowance for loan losses (1)	125,897	87,465	67,956	73,518	64,909
Earning assets	8,530,213	8,262,748	7,882,180	7,300,735	6,453,419
Total assets	9,195,712	8,820,630	8,285,992	7,634,471	6,797,701
Deposits	5,221,999	5,054,687	5,082,520	4,153,245	3,749,684
Borrowings	3,089,947	2,876,720	2,415,172	2,811,152	2,322,957
Preferred equity	—	—	—	—	64,175
Common equity	573,536	563,593	576,226	495,963	526,660
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,911,380	$6,836,693	$5,954,890	$5,490,120	$4,136,670
Allowance for loan losses (1)	166,952	106,863	66,842	69,177	69,693
Earning assets	8,519,773	8,598,703	7,933,139	8,069,346	7,079,888
Total assets	9,160,213	9,188,168	8,271,948	8,323,647	7,366,656
Deposits	5,160,703	5,313,974	5,224,650	4,748,139	4,142,228
Borrowings	3,138,730	2,954,515	2,212,245	2,863,367	2,595,033
Common equity	536,536	579,220	568,527	553,346	475,706
Continued on the following page

Continued from the previous page

	Year ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
SELECTED RATIOS
Performance:
Net interest margin (2)	3.74%		3.63%		3.02%		3.33%		3.42%
Efficiency ratio (3)	66.32%		66.82%		62.97%		62.78%		67.06%
Return on average total assets	(0.39)%		0.49%		0.96%		1.14%		0.59%
Return on average common equity	(6.32)%		7.66%		13.85%		17.53%		5.54%
Dividend payout	(82.05)%		68.82%		37.43%		26.34%		62.86%
Average net loans/average total deposits	132.15%		127.39%		115.52%		113.73%		106.94%
Average earning assets/average total assets	92.76%		93.68%		95.13%		95.63%		94.94%
Average stockholders’ equity/average assets	6.24%		6.39%		6.95%		6.50%		8.69%
Fee income to average assets	1.26%		1.20%		1.15%		1.18%		1.30%
Capital:
Tier I capital to risk-adjusted assets	7.43%		7.87%		9.09%		8.63%		8.47%
Total capital to risk-adjusted assets	10.56%		10.93%		12.30%		11.05%		10.03%
Leverage Ratio	5.38%		5.81%		6.50%		6.43%		5.89%
Asset quality:
Non-performing loans to total loans	4.16%		1.54%		1.22%		1.57%		2.34%
Annualized net charge-offs to average loans	1.25%		0.93%		0.38%		0.56%		0.91%
Allowance for loan losses to period-end loans	2.36%		1.54%		1.11%		1.24%		1.66%
Allowance for loan losses to non-performing loans	56.70%		100.01%		90.72%		79.05%		70.85%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	55.36%		83.62%		87.17%		76.11%		69.16%
Non-performing assets to total assets	3.39%		1.23%		0.92%		1.10%		1.40%
Recoveries to charge-offs	3.97%		9.30%		18.28%		32.83%		22.12%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	0.82	x	1.42	x	2.19	x	2.17	x	1.51	x
Including interest on deposits	0.91	x	1.20	x	1.51	x	1.68	x	1.30	x
EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:
Excluding interest on deposits	0.82	x	1.42	x	2.19	x	2.17	x	1.38	x
Including interest on deposits	0.91	x	1.20	x	1.51	x	1.68	x	1.23	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,263,000		$14,154,000		$12,960,000		$12,827,700		$10,669,700

Full services branches	61		61		64		65		66
Consumer retail branches	68		70		—		—		—

Total branches	129		131		64		65		66
ATMs	140		144		149		150		141

*	Share and per share data is based on the average number of shares outstanding during the periods, after giving retroactive effect in 2003, to the 10% stock dividend declared on July 9, 2004.

Basic and diluted earning per share are the same.

(1)	After retroactive reclassification adjustment of the allowance for losses on off balance sheet items in 2004 corresponding to the year ended December 31, 2003.

(2)	On a tax equivalent basis.

(3)	Operating expenses less intangibles impairment charges in 2007 divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, gain on sale of POS and Trust division in 2007, gain on sale of FDIC assessment credits and gain on tax credit purchased in 2006, (loss) gain on extinguishment of debt in 2003 and 2005 and gain on sale of building in 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Business
Santander BanCorp and subsidiaries is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a full range of financial products and services to consumers and commercial customers through its subsidiaries. The Corporation’s subsidiaries are engaged in the following businesses:
•	Commercial Banking — Banco Santander Puerto Rico

•	Mortgage Banking — Santander Mortgage Corporation (merged into the Bank at January 1, 2008)

•	Securities Brokerage and Investment Banking — Santander Securities Corporation

•	Asset Management — Santander Asset Management Corporation

•	Consumer Finance — Santander Financial Services, Inc.

•	Insurance — Santander Insurance Agency, Inc. and Island Insurance Corporation

•	International Banking — Santander International Bank of Puerto Rico, Inc.
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
On July 9, 2004, the Corporation declared a 10% stock dividend to all common shareholders of record as of July 20, 2004. All share and per share computations for 2003 were restated to reflect the stock dividend.
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
The Puerto Rico economy is in the midst of a prolonged economic recession since the second quarter of 2006. The unfavorable economic conditions prevailed in the fourth quarter of 2007 with continuing weakness in the labor market. Nonfarm employment declined 1.5% and the unemployment rate increased 1.5 percentage points to 11.1% compared to the fourth quarter of 2006. Meanwhile, the construction sector, which historically played an important role in the economy, remained stagnant as the government’s fiscal deficit and the housing market imbalances inhibit the public and private sector from investing in new construction projects. Construction data as of November 2007 shows that the number of construction permits and cement sales declined 3.5% and 12.3% respectively compared to the same period in 2006. On the other hand, employment layoffs due to businesses’ adjustments to the current cycle reduced consumer earnings, while rising oil and food prices led to a surge in inflation that eroded their purchasing power and confidence level. As a result, retail sales adjusted for inflation remained weak with total sales declining 1.0% as of October 2007 when compared with accumulated figures for 2006. The sale of new automobile units for the fourth quarter of 2007 — another important gauge of consumer spending health — also remained in negative territory with sales declining by 108 units compared with the fourth quarter of 2006.
As a result of the current unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Because the Corporation was unable to complete the second step of the impairment test during the third quarter and an impairment loss was probable and could be reasonably estimated, the Corporation recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which were recorded as reductions to goodwill and other intangible asset, respectively, during the third quarter of 2007. The estimated impairment charges were calculated based on the market and income approach valuation methodologies. These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation completed the second step of the impairment test during the fourth quarter of 2007. Accordingly, during the fourth quarter the Corporation recorded an additional non-cash impairment charge of $3.6 million. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million which comprised $26.8 of goodwill and $16.5 million of other intangibles assets. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.
Upon the completion of the interim impairment test, the Corporation performed its annual impairment assessment as of October 1, 2007 with the assistance of the independent valuation specialist. Based upon their test, and after consideration of the July 1, 2007 impairment charge, the Corporation determined that no additional impairment charge was necessary as of October 1, 2007.

The Corporation has taken and continues to proactively take significant measures to face the on-going challenges presented by the Puerto Rico economy:
•	Banco Santander Puerto Rico sold in 2007 its merchant business to an unrelated third party resulting in a pre-tax gain of $12.3 million that was recognized in the fourth quarter of 2007. This transaction eliminates the need for additional capital investment to support system enhancements required by the business and results in cost efficiencies in processing and personnel expenses. Through a marketing alliance with the unrelated third party, BSPR expects to offer better merchant products and services to its client base and to promote growth in demand deposit accounts, an attractive source of funding.

•	BSPR sold in 2006 to an unaffiliated third party the servicing rights with respect to the less profitable and more labor and system intensive lines of its trust business. For the year ended December 31, 2007, a gain of $454,000 was recognized as a result of the transferred accounts to the third party. BSPR will continue to offer trust services related to transfer and paying agent and IRA accounts. This transaction avoided additional capital investment in the trust business and reduced a significant portion of the labor force dedicated to the business.

•	The Corporation maintains strict controls on operating expenses and an efficiency plan driven to lower its current efficiency ratio. The efficiency ratio, excluding goodwill and other intangible assets impairment charges and stock incentive compensation expense sponsored by Santander Spain, experienced an improvement of 376 basis points to reach 63.06% for the year ended December 31, 2007 from 66.82% for the year ended December 31, 2006.

•	The Corporation merged as of January 1, 2008 its mortgage banking subsidiary into the Bank to obtain cost efficiencies and broaden the array of products that current mortgage specialists are offering.

•	The Corporation will continue to monitor non-performing assets and to deploy significant resources to manage the non-performing loan portfolio. Management expects to improve its collection efforts by devoting more full time employees and outside resources. Concurrently, management will continue with its stringent underwriting and lending criteria.
The Corporation reported net loss of $36.2 million for the year ended December 31, 2007, or $(0.78) per common share, a decrease of $79.4 million or 184.0% from a net income of $43.2 million for the year ended December 31, 2006. This decrease in net income was principally due to increases in the provision for loan losses of $82.2 million and operating expenses of $66.2 million, partially offset by increases in net interest income of $21.1 million and $29.7 million in non-interest income and a decrease in the provision for income tax of $18.3 million. The Corporation’s net loss for the year ended December 31, 2007 included the goodwill and trade name impairment charges, described above, and an after-tax compensation expense associated with certain incentive plans sponsored by Santander Spain.
Santander Spain sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized compensation expense under this plan amounting to $10.3 million and $0.8 million in 2007 and 2006, respectively, at which time the liability will be reclassified into capital as a capital contribution. The settlement of this plan will be made by Santander Spain.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of this year’s celebration of Santander Group’s 150th Anniversary distributed during August of 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.2 million in 2007.
Loss per common share for the year ended December 31, 2007 was $0.78 a decrease of $1.71 from earning per common share of $0.93 for the year ended December 31, 2006. Return on average common equity (ROE) and return on average assets (ROA) were (6.32)% and (0.39)%, respectively, for the year ended December 31, 2007, reflecting a decrease of 1,398 basis points in ROE and 88 basis points in ROA when compared to ROE and ROA of 7.66% and 0.49%, respectively, for the year ended December 31, 2006. The efficiency ratio (on a tax-equivalent basis) for the year ended December 31, 2007, was 66.32%, an improvement of 50 basis points compared 66.82% for the same period in 2006.
Financial results for the year ended December 31, 2007 were principally impacted by the following items:
•	non-cash impairment charges on the consumer finance business of $43.3 million resulting in an overall net loss on Santander Financial Services, Inc. of $58.5 million for the year ended December 31, 2007;

•	a gain of $12.3 million recognized during the fourth quarter due to the sale of the Bank’s merchant business to an unrelated third party during the first quarter of 2007.

•	an increase in the provision for loan losses of $82.2 million or 125.4% for the year ended December 31, 2007 compared to 2006. The $167.0 million allowance for loan losses as of December 31, 2007 represents 2.36% of total loans, 56.70% of non-performing loans and 82.32% of non-performing loans excluding loans secured by real estate;

•	the provision for loan losses represented 168.5% of the net charge-offs for the year December 31, 2007;

•	net interest margin expansion of 11 basis points to 3.74% for the year ended December 31, 2007 as compared to the prior year;

•	an increase in net interest income on a tax equivalent basis of 6.6% to $319.2 million for the year December 31, 2007 when compared to the prior year;

•	an increase in non-interest income of $29.7 million or 25.0% for the year ended December 31, 2007, attributed mainly to gain on merchant business sold, higher fees in broker-dealer, asset management and insurance fees, an early cancellation penalty on certain client structured certificates of deposit, and an increase in gain on sale of loans, trading gains and mortgage servicing rights recognized;

•	an increase of $8.9 million or 3.2% in operating expenses, for the year ended December 31, 2007, excluding goodwill and other intangibles impairment charges and stock incentive compensation expense sponsored by Santander Spain, when compared to 2006;

•	after-tax compensation expense related to stock incentive plans sponsored by Santander Spain, of $9.0 million for the year ended December 31, 2007;

•	a non-cash charge of $23.1 million related to establishing a valuation allowance against its deferred tax assets from its consumer finance business, mainly related to the goodwill and other intangibles impairment charges and allowance for loan losses;

•	sale of two properties and a certain parking spaces to an unrelated third party under a sales and lease-back transaction resulting in gain of $32.6 million which was deferred and is being amortized as a reduction of rent expense over the term of the related lease agreements; and

•	The common stock dividend for the quarter ended December 31, 2007 was $0.16 resulting in a current annualized dividend yield of 7.4%.
The Corporation’s principal source of revenues is net interest income, which is the difference between the interest earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income represents approximately 37.9% of the Corporation’s total revenues (defined as interest income plus other income) for 2007. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on these balances.
Lending activities is one of the most important aspects of the Corporation’s operations. The economic environment and uncertainties in Puerto Rico caused reduced lending activity and impacted the quality of the Corporation’s loan portfolio increasing the delinquency rates and charge offs. The net loan portfolio, including loans held for sale, increased $0.1 billion, or 1.1% reaching $6.9 billion at December 31, 2007, compared to the figures reported at December 31, 2006. As of December 31, 2007, the allowance for loan losses reached $167.0 million, reflecting an increase of $60.1 million or 56.3%, which includes $98.6 million related to the Bank portfolio and $68.4 million related to Island Finance portfolio. The ratio of allowance for loan losses to total loans increased to 2.36% at December 31, 2007 from 1.54% at December 31, 2006.
Although the Corporation has diversified its sources of revenue, interest income from the loan portfolio continues to account for the majority of total revenues, representing 72.9% of total gross revenues for 2007. As a result, the primary influence on the Corporation’s operating results is the demand for loans in Puerto Rico, which is significantly affected by economic conditions, competition, the demand and supply of housing, the fiscal policies of the federal and Puerto Rico governments and interest rate levels. Changes in interest rates, the Corporation’s principal market risk, can significantly impact its results of operations by affecting net interest income and the gains or losses realized on the sale of loans and securities. As described under “Risk Management”, the Corporation uses derivative instruments to hedge, to a limited extent, its interest rate risk in order to protect its net interest income under different interest rate scenarios.
For the year ended December 31, 2007, other income reached $148.1 million, a $29.7 million or 25.0% increase when compared to $118.5 million for the same period in 2006 attributed mainly to gain on merchant business sold of $12.3 million, higher fees in broker-dealer and asset management and insurance fees of $11.3 million, an early cancellation penalty on certain client structured certificates of deposit of $3.4 million and an increase in gain on sale of loans of $4.7 million offset by a decrease in credit card fees of $7.0 million due to the sale of the Corporation’s merchant business to an unrelated third party.
Broker-dealer, asset management and insurance fees accounted for 46.1% of the Corporation’s other income and 8.3% of its total revenues for 2007. The Corporation also earns revenues from other sources that are not as dependent on interest levels, such as bank service fees on deposit accounts and credit card fees. Other income, including broker-dealer, asset management and insurance fees, accounted for 18.0% of total revenues for 2007.
For the year ended December 31, 2007, compared to the same period in 2006, operating expenses increased $66.2 million or 23.8%, of which $43.3 million relate to goodwill and other intangibles impairment charges, $14.8 million relate to the stock compensation and $4.2 million relate to other operating expenses of SFS. This increase was partially offset by a personnel reduction program and stock compensation during 2006 of $10.4 million and $0.8 million, respectively. There were also increases in salaries and other employee benefits of $7.3 million, $5.4 million in repossessed assets provision and expenses, $4.6 million in business promotion and $0.6 million in professional fees. These increases were partially offset by a decrease in credit card expenses of $4.3 million due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. Excluding expense from stock incentive plans sponsored by Santander Spain, expenses related to a personnel reduction program in 2006 and impairment charges recognized during 2007, operating expenses for the year ended December 31, 2007 reflected an increase of $19.4 million or 7.3% compared to the same period in 2006.
Deposits at December 31, 2007 were $5.2 billion, reflecting a decrease of $153.3 million or 2.9% compared to deposits of $5.3 billion as of December 31, 2006.
Total borrowings at December 31, 2007 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) reflected an increase of $184.2 million or 6.2% to $3.1 billion at December 31, 2007 compared with $3.0 billion at December 31, 2006.
As of December 31, 2007, the Company had $13.3 billion in customer financial assets under management, reflecting a decrease of 6.3% compared with the prior year, principally as a result of the sale of certain trust assets. This is a significant part of the financial assets of Puerto Rico households and reflects the Corporation’s strong positioning in its primary market. Customer financial assets under management include bank deposits (excluding brokered deposits), broker-dealer customer accounts, mutual fund assets managed, and trust, institutional and private accounts under management.
SBP common stock price per share was $8.66 as of December 31, 2007 resulting in a market capitalization of $0.4 billion (including affiliated holdings).
During the fourth quarter of 2007, Santander BanCorp declared and paid a cash dividend of 16 cents per common share to its shareholders of record, resulting in a current annual dividend yield of 7.4%.
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
A reserve for expected losses is determined under the provisions of SFAS No. 5 for all loans not evaluated individually for impairment, based on historical loss experience by loan type, management judgment of the quantitative factors (historical net charge-offs, statistical loss estimates, etc.), as well as qualitative factors (current economic conditions, portfolio composition, delinquency trends, industry concentrations, etc.). The Corporation groups small homogeneous loans by type of loan (consumer, credit card, mortgage, auto, etc.) and applies a loss factor, which is determined using an average history of actual net losses over the previous 12 months and other statistical data. Historical loss rates are reviewed at least quarterly and adjusted based on changing borrower and/or collateral conditions and actual collections and charge-off experience. Historical loss rates for the different portfolios may be adjusted for significant factors that in management’s judgment reflect the impact of any current conditions on loss trends. Factors that management considers in the analysis include the effect of the trends in the nature and volume of loans (delinquency, charge-offs, non accrual), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from internal audit and regulators.
An additional or unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific and loss estimate components of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the components of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific and loss estimate components of the reserve.
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
Valuation of Certain Financial Instruments. Certain financial instruments including derivatives, hedged items, trading and investment securities available for sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses, as appropriate. Fair values for most of the Corporation’s trading and investment securities are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. For securities where listed market prices are not readily available, the determination of the fair value requires management judgment as to the benchmark to be used. Significant changes in factors such as interest rates and accelerated prepayment rates could affect the fair value of the trading and investment securities. Management assesses the fair value of its portfolio at least monthly. Any impairment that is considered other than temporary is recorded in the consolidated statement of operations.
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
Income taxes. In preparing the consolidated financial statements, the Corporation is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. The Corporation accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual for uncertain tax positions is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of uncertain tax positions, which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. amounting to $23.1 million at December 31, 2007. Accordingly, a deferred tax asset valuation allowance of $23.1 million was recorded at December 31, 2007.
The Corporation accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Goodwill and other intangible assets. The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested at least annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statement of operations.
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

The Corporation’s goodwill, resulted from business acquisitions, and consists of $10.5 million that resulted from the acquisition by the Bank of Banco Central Hispano Puerto Rico, $24.3 million that resulted from the acquisition by Santander Securities of Merrill Lynch’s retail brokerage business in Puerto Rico and $86.7 million that resulted from the acquisition of Island Finance.
The value of the goodwill is supported ultimately by revenue from the commercial banking segment, the wealth management segment and the consumer finance segment. A decline in earnings as a result of a lack of growth, or our inability to deliver cost effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary be recorded as a write-down in the consolidated statement of operations.
On an annual basis, or more frequently if circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation for potential impairment is inherently complex, and involves significant judgment in the use of estimates and assumptions.
To determine the fair value of the reporting units being evaluated for goodwill impairment, the Corporation uses the assistance of an independent consultant. The determination of the fair value of the reporting units (acquired segments) involves the use of estimates and assumptions including expected results of operations, an assumed discount rate and an assumed growth rate for the reporting units. Specifically, the independent consultant prepared analyses regarding the fair value of equity of the Corporation’s reporting units, Commercial Banking, Wealth Management and Consumer Finance. The consultant may use up to three separate valuation approaches:
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
As a result of the current unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of SFS exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Because the Corporation was unable to complete the second step of the impairment test during the third quarter and an impairment loss was probable and could be reasonably estimated, the Corporation recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which were recorded as reductions to goodwill and other intangible assets, respectively, during the third quarter of 2007. The estimated impairment charges were calculated based on the market and income approach valuation methodologies. These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation completed the second step of the impairment test during the fourth quarter of 2007. Accordingly, during the fourth quarter the Corporation recorded an additional non-cash impairment charge of $3.6 million. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July

1, 2007 were $43.3 million which comprised $26.8 of goodwill and $16.5 million of other intangibles assets. This impairment charge did not result in cash expenditures and will not result in future cash expenditures. Upon the completion of the interim impairment test, the Corporation performed its annual impairment assessment as of October 1, 2007 with the assistance of the independent valuation specialist. Based upon their test, and after consideration of the July 1, 2007 impairment charge, the Corporation determined that no additional impairment charge was necessary as of October 1, 2007.
In assessing the recoverability of goodwill and other intangibles, the Corporation must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for these assets not previously recorded. The key assumptions used by management to determine the fair value of the reporting units include company specific risk elements that are consistent with the risks inherent in its current business models for each reporting unit. Changes in judgment and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill and other intangibles.
Pension and Other Postemployment Benefits. The determination of the Corporation’s obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 17 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in healthcare costs. Management participates in the determination of these factors, which normally undergo evaluation against industry assumptions, among other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the Corporation’s assumptions are accumulated and amortized over future periods and therefore, generally affect recognized expense and recorded obligation in such future periods. The Corporation uses an independent actuarial firm for the determination of the pension and post-retirement benefit costs and obligations.
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
In developing the expected return on plan assets, the Corporation considers the asset allocation, historical returns on the types of assets held in the pension trust, the current economic environment, as well as input from the actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. The expected rate of return for plan assets was set at 8.5% for the years ended December 31, 2007, 2006 and 2005. In selecting a discount rate, the Corporation considers the Moody’s long-term AA Corporate Bond yield as a guide. At December 31, 2007, the discount rate was 6.50% for the Corporation’s Plan and 5.75% for BCH’s Plan.
Management believes that the assumptions made are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.

Results of Operations
The following financial discussion is based upon and should be read in conjunction with the Corporation’s consolidated financial statements for the years ended December 31, 2007, 2006, and 2005.
The following table sets forth the principal components of the Corporation’s net (loss) income for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(Dollars in thousands)
Components of net (loss) income:
Net interest income	$311,679	$290,606	$227,022
Provision for loan losses	147,824	65,583	20,400
Other income	148,120	118,469	125,358
Other operating expenses	344,016	277,783	221,386
Provision for income tax	4,204	22,540	30,788

Net (loss) income	$(36,245)	$43,169	$79,806

2007 compared to 2006. The Corporation’s net income decreased $79.5 million or 184.0% for the year ended December 31, 2007 compared to figures reported in 2006. This decrease was principally due to an increase in the provision for loan losses of $82.2 million and operating expenses of $66.2 million, partially offset by an increase in net interest income of $21.1 million and in non-interest income of $29.7 million and a decrease in the provision for income tax of $18.3 million. The increase in operating expenses was mainly due to $43.3 million of goodwill and other intangibles impairment charges on the consumer finance segment and $14.8 million in compensation expense related to stock incentive plans sponsored by Santander Spain. The increase in other income was mainly due to a gain of $12.3 million recognized during the fourth quarter of 2007 due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007 and higher fees in broker-dealer, asset management and insurance fees of $11.3 million.
2006 compared to 2005. The Corporation’s net income decreased $36.6 million or 45.9% for the year ended December 31, 2006 compared to figures reported in 2005. This decrease was principally due to an increase of $56.4 million or 25.5% in other operating expenses and $45.2 million or 221.5% in provision for loan losses and decreases of $6.9 million or 5.5% in other income. The increase in operating expenses was mainly due to Island Finance operations and expenses related to a personnel reduction program. These changes were partially offset by an increase in net interest income of $63.6 million and a decrease in provision for income tax of $8.2 million.
Net Interest Income
The Corporation reported net interest income of $311.7 million, $290.6 million and $227.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.
To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading “Change in Interest Income and Interest Expense—Volume and Rate Analysis,” has been adjusted by an amount equal to the income taxes which would have been paid had the interest income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $7.5 million in 2007, $9.0 million in 2006 and $11.1 million in 2005.
The following table sets forth the principal components of the Corporation’s net interest income for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(Dollars in thousands)
Interest income — tax equivalent basis	$681,755	$627,306	$450,664
Interest expense	(362,531)	(327,714)	(212,583)

Net interest income — tax equivalent basis	$319,224	$299,592	$238,081

Net interest margin — tax equivalent basis (1)	3.74%	3.63%	3.02%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for such period.
2007 compared to 2006. For the year ended December 31, 2007, net interest margin, on a tax equivalent basis, was 3.74% compared to net interest margin, on a tax equivalent basis, of 3.63% for the same period in 2006. This increase of 11 basis points in net interest margin, on a tax equivalent basis, was mainly due to an increase of 40 basis points in the yield on average interest earning assets together with an increase in average interest earning assets of $267.5 million. These increases were partially offset by an increase in the cost of interest bearing liabilities of 31 basis points and an increase in average interest bearing liabilities of $242.8 million.
Interest income, on a tax equivalent basis, increased $54.5 million or 8.7% for the year ended December 31, 2007 compared to 2006, while interest expense increased $34.8 million or 10.6% over the same period. The increase of $54.5 million in interest income, on a tax equivalent basis, was due principally to a $65.1 million increase in interest income on average net loans offset by $8.5 million decrease in interest income on average investment securities.
For the year ended December 31, 2007 average interest earning assets increased $267.5 million or 3.2% and average interest bearing liabilities increased $242.8 million or 3.3% compared to the same period in 2006. The increment in average interest earning assets compared to the previous year was driven by an increase in average net loans of $461.6 million, which was partially offset by decreases in average investment securities and average interest bearing deposits of $161.9 million and $32.2 million, respectively. The increase in average net loans was due to an increase of $266.8 million or 11.0% in average mortgage loans. There was also an increase of $165.2 million or 15.0% in the average consumer loan and consumer finance portfolios as a result of an increase in the average consumer finance portfolio of $84.8 million as well as increases in average credit cards and personal installment loans of $44.7 million and $35.9 million, respectively. The commercial loan and construction loan portfolios experienced an increase of $67.9 million or 2.3% due primarily to increases in average construction loans of $178.8 million and average retail commercial banking loans of $61.7 million. These increases were partially offset by decrease in average corporate loans of $150.3 million due to the settlement with an unrelated financial institution of $232.5 million of commercial loans secured by mortgages during the second quarter of 2006. Excluding the loans settled with an unrelated financial institution in 2006, the average commercial loan portfolio grew $300.5 million or 10.9%.
Interest expense on average interest-bearing liabilities increased by $34.8 million, or 10.6%, to reach $362.5 million at December 31, 2007 when compared to $327.7 million for the same period in 2006. This increase was due to increases in interest expense on average interest bearing deposits and average borrowings of $18.0 million and $15.5 million, respectively.
The increase in average interest bearing liabilities of $242.8 million for the year ended December 31, 2007, was driven by an increase in average borrowings of $193.8 million compared to the same period in 2006. This increase was due to increments in average FHLB Advances of $279.3 million and average federal funds purchased and other borrowings of $72.7 million to finance the operations of Island Finance and the refinancing of other existing debt of the Corporation. There was also an increase in average commercial paper of $5.5 million. These increases were offset by a reduction in average repurchase agreements of $163.8 million. The average interest bearing deposits reflected an increment of $29.6 million which comprised increase in brokered deposits and other time deposits of $118.6 million and $56.5 million, respectively, offset by a decrease in savings and NOW accounts of $145.5 million.
2006 compared to 2005. For the year ended December 31, 2006, net interest margin, on a tax equivalent basis, was 3.63% compared with 3.02% for the same period in 2005. This increase of 61 basis points in net interest margin was mainly due to an increase of 187 basis points in the yield on average interest earning assets primarily as a result of the acquisition of the assets of Island Finance. Excluding the Island Finance operation, net interest margin, on a tax equivalent basis, for the year ended December 31, 2006 is 2.80%, a decrease of 22 basis points compared to 2005. Interest income, on a tax equivalent basis increased $176.6 million or 39.2% during the year ended December 31, 2006 compared to the same period in 2005, while interest expense increased $115.1 million or 54.2% over the same period. The increase in interest income, on a tax equivalent basis, was mainly due to an increase in interest income on average net loans of $176.9 million from $361.7 million in 2005 to $538.7 million in 2006.
Average interest-earning assets increased $380.6 million or 4.8% to $8.3 billion at December 31, 2006 compared with December 31, 2005. The increment in average interest-earning assets compared to the year ended December 31, 2005 was driven by an increase in average net loans of $567.8 million, which was partially offset by decreases in average investment securities and average interest-bearing deposits of $103.6 million and $83.6 million, respectively. The increase in average net loans was due to an increase of $538.2 million or 28.5% in average mortgage loans as a result of the Corporation’s continued emphasis on strengthening its residential mortgage production capabilities. There was also an increase of $590.2 million or 115.5% in the average consumer loan portfolio as a result of the acquisition of Island Finance. The increase in the average consumer loan portfolio was comprised of an increase of $523.6 in consumer finance portfolio as a result of the acquisition of Island Finance, $41.5 million in personal loans and $25.1 in credit card loans. The increase in the consumer loan portfolio was partially offset by a decrease in the commercial loan portfolio of $541.1 million or 15.3% due to the settlement with Doral of $608.2 million of commercial loans secured by mortgages during the second quarter of 2006 and the settlement with R&G of $301.3 million of commercial loans secured by mortgages during the fourth quarter of 2005. Excluding the settlement of the loans with Doral and R&G, the average commercial loan portfolio grew $426.3 million or 16.6%.
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
The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits	$85,278	$3,343	3.92%	$94,890	$4,439	4.68%	$133,622	$4,065	3.04%
Federal funds sold and securities purchased under agreements to resell	68,477	3,456	5.05%	91,049	4,531	4.98%	135,928	4,187	3.08%

Total interest-bearing deposits	153,755	6,799	4.42%	185,939	8,970	4.82%	269,550	8,252	3.06%

U.S. Treasury securities	91,384	4,090	4.48%	58,137	2,759	4.75%	8,353	262	3.14%
Obligations of other U.S. government agencies and corporations	635,219	29,561	4.65%	744,923	36,417	4.89%	857,421	42,275	4.93%
Obligations of government of Puerto Rico and political subdivisions	95,781	5,113	5.34%	90,478	4,982	5.51%	80,529	4,323	5.37%
Collateralized mortgage obligations and mortgage backed securities	588,719	28,422	4.83%	692,986	32,965	4.76%	747,944	32,200	4.31%
Other	64,591	4,076	6.31%	51,080	2,595	5.08%	46,950	1,672	3.56%

Total investment securities	1,475,694	71,262	4.83%	1,637,604	79,718	4.87%	1,741,197	80,732	4.64%

Loans :
Commercial	2,474,268	172,671	6.98%	2,562,821	175,214	6.84%	3,220,447	178,994	5.56%
Construction	481,174	38,479	8.00%	302,370	26,242	8.68%	202,226	15,418	7.62%
Consumer	658,137	79,531	12.08%	577,652	63,542	11.00%	511,094	48,631	9.52%
Consumer Finance	608,366	139,075	22.86%	523,610	118,077	22.55%	—	—	—
Mortgage	2,692,448	166,192	6.17%	2,425,611	146,558	6.04%	1,887,420	110,994	5.88%
Lease financing	112,268	7,746	6.90%	134,606	8,985	6.68%	118,202	7,643	6.47%

Gross loans	7,026,661	603,694	8.59%	6,526,670	538,618	8.25%	5,939,389	361,680	6.09%
Allowance for loan losses	(125,897)			(87,465)			(67,956)

Loans, net	6,900,764	603,694	8.75%	6,439,205	538,618	8.36%	5,871,433	361,680	6.16%

Total interest-earning assets/ interest income (tax-equivalent basis)	8,530,213	681,755	7.99%	8,262,748	627,306	7.59%	7,882,180	450,664	5.72%

Total non-interest-earning assets	665,499			557,882			403,812

Total assets	$9,195,712			$8,820,630			$8,285,992

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and NOW accounts	$1,715,631	$51,785	3.02%	$1,861,167	$49,470	2.66%	$1,945,095	$38,939	2.00%
Other time deposits	1,419,185	65,810	4.64%	1,362,653	57,648	4.23%	1,476,996	46,488	3.15%
Brokered deposits	1,401,310	73,820	5.27%	1,282,704	66,262	5.17%	996,741	36,785	3.69%

Total Interest-bearing deposits	4,536,126	191,415	4.22%	4,506,524	173,380	3.85%	4,418,832	122,212	2.77%
Borrowings	2,805,003	153,951	5.49%	2,611,231	138,500	5.30%	2,295,932	85,740	3.73%
Term Notes	38,223	1,278	3.34%	40,883	1,460	3.57%	37,158	1,229	3.31%
Subordinated Notes	246,721	15,887	6.44%	224,606	14,374	6.40%	82,082	3,402	4.14%

Total interest-bearing liabilities interest expense	7,626,073	362,531	4.75%	7,383,244	327,714	4.44%	6,834,004	212,583	3.11%

Total non interest-bearing liabilities	996,103			873,793			875,762

Total liabilities	8,622,176			8,257,037			7,709,766

Stockholders’ Equity	573,536			563,593			576,226

Total liabilities and stockholders’ equity	$9,195,712			$8,820,630			$8,285,992

Net interest income		$319,224			$299,592			$238,081

Net interest spread			3.24%			3.15%			2.61%
Cost of funding earning assets			4.25%			3.97%			2.70%
Net interest margin (tax equivalent basis)			3.74%			3.63%			3.02%

Changes in Interest Income and Interest Expense-Volume and Rate Analysis
The following table allocates changes in the Corporation’s tax equivalent interest income and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the years 2007 compared to 2006 and 2006 compared to 2005. Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities.

	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income — tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,138)	$63	$(1,075)	$(1,679)	$2,023	$344
Time deposits with other banks	(422)	(674)	(1,096)	(1,400)	1,774	374
Investment securities	(7,823)	(633)	(8,456)	(4,934)	3,920	(1,014)
Loans, net	39,688	25,388	65,076	37,637	139,301	176,938

Total interest income	30,305	24,144	54,449	29,624	147,018	176,642

Interest Expense:
Savings and NOW accounts	(4,060)	6,375	2,315	(1,744)	12,275	10,531
Other time deposits	8,455	7,265	15,720	6,118	34,519	40,637
Borrowings	10,521	4,930	15,451	12,993	39,767	52,760
Long-term borrowings	1,171	160	1,331	7,798	3,405	11,203

Total interest expense	16,087	18,730	34,817	25,165	89,966	115,131

Net interest income (expense) — tax equivalent basis	$14,218	$5,414	$19,632	$4,459	$57,052	$61,511

During 2007, the increase in net interest income on a tax equivalent basis was driven primarily by increases in volume and yield earned on interest earning-assets of 40 basis points which is higher than the increase in volume and interest rates paid on interest-bearing liabilities of 31 basis points. The increase in interest income is attributed principally to increase in yield earned on average net loans of 39 basis points.
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
Provision for Loan Losses
2007 compared to 2006. The provision for loan losses increased $82.2 million or 125.4% from $65.6 million for the year ended December 31, 2006 to $147.8 million for the year ended December 31, 2007. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the deterioration in economic conditions in Puerto Rico.
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
The following table sets forth the components of our other income for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(Dollars In thousands)
Bank service fees on deposit accounts	$13,603	$13,349	$12,883
Other service fees:
Credit card fees	10,872	17,870	15,242
Mortgage-servicing fees	3,010	2,554	2,283
Trust fees	1,914	3,004	2,912
Other fees	17,802	12,301	8,952
Broker-dealer, asset management and insurance fees	68,265	56,973	53,016
Gain on sale of securities, net	1,265	—	17,842
Loss on extinguishment of debt	—	—	(5,959)
Gain on sale of loans	6,658	1,994	7,876
Trading gains	2,831	1,243	277
Gain (loss) on derivatives	249	(478)	1,963
Other gains, net	18,644	4,428	4,774
Other	3,007	5,231	3,297

	$148,120	$118,469	$125,358

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Broker-dealer	$32,147	$25,269	$25,542
Asset management	24,362	19,969	20,119
Total Santander Securities and subsidiary	56,509	45,238	45,661
Insurance	11,756	11,735	7,355
Total	$68,265	$56,973	$53,016
2007 compared to 2006. For the year ended December 31, 2007, other income reached $148.1 million, a $29.7 million or 25.0% increase when compared to $118.5 million for the same period in 2006. This increase was mainly due to a $12.3 million gain on the sale of the Corporation’s merchant business to an unrelated third party. During 2007, the Corporation transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”) and subsequently sold the stock of MBPR to an unrelated third party. During 2007, the Corporation provided certain processing and other services to the third party acquirer. As part of the transaction, the Corporation entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Corporation expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction.
Gain on sales of loans increased due to sales of $251.4 million for the year ended December 31, 2007 compared with sales of $174.5 million for the year ended December 31, 2006 resulting in an increase in gain on sale of loans of $1.0 million. There was also an increase of $3.7 million in gain on sales of loans previously charged-off during 2007 when compared with the same period in 2006. There were increases in trading gains of $1.7 million, gain on sale of securities of $1.3 million, derivatives gains of $0.8 million, mortgage servicing rights recognized of $1.1 million and a favorable change in the valuation of mortgage loans available for sale of $1.2 million for the year ended December 31, 2007 compared with the same period in 2006. These increases were partially offset by a gain on sale of an FDIC assessment credit of $1.9 million and a tax credit purchased of $0.5 million during 2006, a reduction in swap income of $0.9 million and a decrease in rental income in point-of-sale (POS) terminals of $0.7 million due to the sale of merchant business during 2007.
Bank service charges, fees and other decreased $1.9 million or 3.8% for the year ended December 31, 2007. These reductions were principally due to $7.0 million decrease in credit card fees due to a reduction in merchant fees at POS terminals for the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007, partially offset by an increase of $3.4 million in other fees related to the early cancellation of certain client structured certificates of deposit.
Broker-dealer, asset management and insurance fees increased by $11.3 million or 19.8% to $68.3 million in 2007 basically due to improvements in broker-dealer fees of $6.7 million or 27.2% and asset management fees of $4.4 million or 22.0% earned by Santander Securities and Santander Assets Management, respectively. Santander Securities’ business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment advisory services portfolio management through its wholly owned subsidiary, Santander Asset Management. The broker-dealer asset management and insurance operations represented 46.1% of commissions to the Corporation’s other income for the year ended December 31, 2007.
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
Bank service charges, fees and other increased $6.8 million, or 16.1% for the year ended December 31, 2006. These improvements were mainly due to increases in credit cards fees, account analysis fees, mortgage services fees and other fees of $2.7 million, $0.5 million, $0.3 million and $3.3 million, respectively.
Insurance fees reflected an increase of $4.4 million to $11.7 million in 2006 (which includes $4.7 million derived from Island Finance loans), from $7.4 million reported in the same period in 2005. For the year ended December 31, 2006, broker-dealer and asset management fees reflected a decrease of $0.4 million compared to the same period in 2005. The broker-dealer asset management and insurance operations contributed 48.1% of commissions to the Corporation’s other income for the year ended December 31, 2006.

Operating Expenses
The following table sets forth information as to the Corporation’s other operating expenses for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries	$72,927	$78,945	$58,547
Pension and other benefits	72,815	55,428	48,775
Expenses deferred as loan origination costs	(11,484)	(12,662)	(12,320)

Total personnel costs	134,258	121,711	95,002

Occupancy costs	23,767	22,476	16,811

Equipment expenses	4,427	4,797	3,802

EDP servicing expense, amortization and technical services	39,255	40,084	31,589

Communications	10,923	11,358	8,232

Business promotion	15,621	11,613	11,065

Goodwill and other intangibles impairment charges	43,349	—	—

Other taxes	12,334	11,514	8,443

Other operating expenses:
Professional fees	14,330	12,589	9,844
Amortization of intangibles	3,828	4,081	1,697
Printing and supplies	2,137	1,939	1,775
Credit card expenses	6,198	10,741	8,844
Insurance	4,029	2,810	2,461
Examinations & FDIC assessment	2,194	1,914	1,809
Transportation and travel	2,981	2,802	2,242
Repossessed assets provision and expenses	7,482	1,879	1,871
Collections and related legal costs	1,239	1,542	1,461
All other	15,664	13,933	14,438

Other operating expenses	60,082	54,230	46,442

Non personnel expenses	209,758	156,072	126,384

Total Operating Expenses	$344,016	$277,783	$221,386

Efficiency ratio-on a tax equivalent basis	66.32%	66.82%	62.97%
Personnel cost to average assets	1.46%	1.38%	1.15%
Other operating expenses to average assets	2.28%	1.77%	1.53%
Assets per employee	$3,494	$3,929	$5,199
2007 compared to 2006. For the year ended December 31, 2007, the Efficiency Ratio, on a tax equivalent basis, was 66.32% reflecting an improvement of 50 basis points compared to 66.82% for the year ended December 31, 2006. This improvement was mainly the result of higher net interest and non-interest income. For the year ended December 31, 2007, compared to the same period in 2006, operating expenses increased $66.2 million or 23.8%. As a previously discussed, during 2007, the Corporation recorded a non-cash impairment charges of $43.3 million which comprised $26.8 of goodwill and $16.5 million of other intangibles assets. During 2007, the Corporation recognized $14.8 million of stock compensation expenses related to various stock compensation plans sponsored by Santander Spain. Excluding the effect of these incentives plans, the Efficiency Ratio, on a tax equivalent basis, would have been 63.06%, a 376 basis point improvement over the same period in 2006.
Operating expenses reflected increases of $4.2 million relate to other operating expenses of SFS, $7.2 million in salaries and other employee benefits, $5.4 million in repossessed assets provision and expenses, $4.6 million in business promotion and $0.6 million in professional fees. These increases were partially offset by a decrease in credit card expenses of $4.3 million due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. Excluding stock incentive plans expense and impairment charges recognized during 2007 and stock incentive plans expense for 2006, operating expenses for the year ended December 31, 2007 reflected an increase of $8.9 million or 3.2% compared to the same period in 2006.

2006 compared to 2005. For the year ended December 31, 2006, the Efficiency Ratio, on a tax equivalent basis, was 66.82% reflecting an increase of 385 basis points compared to 62.97% for the year ended December 31, 2005. This increase was mainly the result of higher operating expenses during the year ended December 31, 2006 resulting in part from expenses related to a personnel reduction program. Payments pursuant to the personnel reduction program reached $10.4 million for the year ended December 31, 2006. Excluding these personnel reduction expenses, the Efficiency Ratio was 64.31%, a 134 basis point increase for the year ended December 31, 2006 compared to the same period in 2005. In addition, during the fourth quarter of 2006, operating expenses were impacted by a pension plan curtailment pursuant to the Corporation’s decision to freeze its defined benefit pension plan, resulting in the recognition of an additional expense of $0.9 million. The Corporation also recognized $0.8 million pursuant to a Long Term Incentive Plan to certain employees. The Corporation’s parent company, Santander Spain, sponsors a Long Term Incentive Plan (the “Plan”) for certain of its employees and those of its subsidiaries, including the Corporation. The Plan contains service, performance and market conditions. In December 2006, the Corporation’s Board of Directors approved the Plan, which provides for settlement in cash to the participating employees. The Corporation will accrue the liability and recognize monthly compensation expense over the fourteen month period from December 2006 to January 2008, when the plan becomes exercisable. The cost of the plan will be reimbursed to the Corporation by Santander Spain at which time it would be recognized as a capital contribution. As of December 31, 2006 the performance and market conditions of the plan were met and the Corporation therefore recognized a compensation expense of $810,000 related to the Plan.
For the year ended December 31, 2006, operating expenses increased $56.4 million or 25.5% from $221.4 million for the year ended December 31, 2005 to $277.8 million for the same period in 2006. This increase was due to operating expenses of Island Finance of $44.5 million and expenses related to a personnel reduction program of $10.4 million in 2006. For the year ended December 31, 2006 there were increases in salaries and employee benefits of $26.7 million together with an increase in other operating expenses of $29.7 million. Island Finance salaries and employee benefits were $21.1 million for the ten months (since acquisition) ended December 31, 2006 and other operating expenses were $23.4 million. Increases in salaries and employee benefits due to the Island Finance operation of $21.1 million, payments pursuant to the personnel reduction program of $10.4 million, the pension plan curtailment of $0.9 million and long-term incentive plan of $0.8 million, were partially offset by decreases in accruals for performance compensation of $4.4 million and $1.5 million in temporary personnel.
The increase of $29.7 million in other operating expenses (which includes Island Finance operating expenses of $23.4 million) was comprised, principally, of increases of $8.5 million in EDP servicing, amortization and technical services, $5.7 million in occupancy costs, $3.1 million in communications, $3.1 million in other taxes, $2.7 million in professional fees, $2.4 million in amortization of intangibles and $1.9 million in credit card expenses. EDP servicing amortization and technical services included EDP servicing fees of $2.3 million paid by Island Finance to Wells Fargo pursuant to a servicing agreement where the latter will continue to provide EDP servicing on the loan portfolio for a period of eighteen months from the acquisition date.
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
Income Taxes
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
The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million to the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Corporation’s liability for unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. amounting to $23.1 million at December 31, 2007. Accordingly, a deferred tax asset valuation allowance of $23.1 million was recorded at December 31, 2007.
2007 compared to 2006. The 2007 provision for income tax was $4.2 million, which reflects a decrease of $18.3 million or 81.4% over 2006. The decrease in the provision for income tax during 2007 was due primarily to lower taxable income in 2007 compared to 2006 and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006. Refer to Note 15 of the consolidated financial statements for additional information.
For the year ended December 31, 2007 the Corporation recorded a non-cash charge of $23.1 million related to establishing a valuation allowance against its deferred tax assets from its consumer finance segment, primarily related to the goodwill and trade name impairment charges. In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), management evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. SFAS No. 109 prescribes that an entity conduct an assessment to determine whether valuation allowances should established based on the consideration of all available evidence using a “more likely than not” criteria. In reaching such determination, significant weighting is given to data and evidence that can be objectively verified. The Corporation currently has substantial net operating loss carryforwards from its consumer finance segment. The Corporation has recorded a 100% valuation allowance against the deferred tax assets from its consumer finance segment due to the uncertainty of their ultimate realization.
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

Financial Condition
Assets
The Corporation’s total assets as of December 31, 2007 reached $9.2 billion remaining basically flat when compared to December 31, 2006. As of December 31, 2007, there was an increase of $74.7 million in net loans, including loans held for sale compared to December 31, 2006 balances. The investment securities portfolio decreased $123.9 million, from $1.5 billion as of December 31, 2006 to $1.3 billion as of December 31, 2007.
There was an increase in other assets of $144.0 million, which consisted, mainly, of $108.1 million in accounts receivable, $20.7 in derivative assets, $13.4 million in deferred tax assets and $10.3 million in real estate owned properties. This increase in other assets was partially offset by a decrease in goodwill and other intangibles of $44.1 million and a decrease in bank premises and equipment of $26.8 million due to a sale and lease-back transaction with two unaffiliated third parties for the Bank’s two principal properties.
Short Term Investments and Interest-bearing Deposits in Other Financial Institutions
The Corporation sells federal funds, purchases securities under agreements to resell and deposits funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise invested or utilized. As of December 31, 2007, 2006 and 2005, the Corporation had interest-bearing deposits, federal funds sold and securities purchased under agreements to resell as detailed below:

	2007	2006	2005
	(Dollars in thousands)
Interest-bearing deposits	$6,606	$52,235	$109,867
Federal funds sold	82,434	35,412	15,000
Securities purchased under agreements to resell	—	37,995	77,429

	$89,040	$125,642	$202,296

Investment Portfolio
The following tables set forth the Corporation’s investments in government securities and certain other financial investments at December 31, 2007 and 2006, by contractual maturity, giving comparative carrying and fair values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, most of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.
Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 2007, 2006 and 2005, investment securities available for sale were $1.3 billion, $1.4 billion and $1.6 billion, respectively.
Investment securities held to maturity are carried at cost, adjusted for premium amortization and discount accretion. The Corporation classifies as investment securities held to maturity those investments for which the Corporation has the intent and ability to hold until maturity. There were no investment securities held to maturity as of December 31, 2007, 2006 and 2005.
Other investment securities include debt, equity or other securities that do not have readily determinable fair values and are stated at amortized cost. The Corporation includes in this category stock owned to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock.
The Corporation acquires certain securities for trading purposes and carries its trading account at fair value. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used in dealing and other trading activities and are carried at fair value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in fair value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 2007, 2006 and 2005, the Corporation had $68.5 million, $50.8 million and $37.7 million of securities held for trading, respectively.
The following table presents the carrying value and fair value of the Corporation’s investment portfolio by major category as of the December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Available for Sale	Value	Value	Value	Value	Value	Value
			(Dollars in thousands)
U.S. Treasury	$64,455	$64,455	$63,995	$63,995	$24,576	$24,576
U.S. Agency Notes	609,223	609,223	658,340	658,340	727,199	727,199
P.R. Government Obligations	49,288	49,288	55,942	55,942	53,600	53,600
Mortgage-backed Securities	545,182	545,182	631,437	631,437	754,231	754,231
Foreign Securities	50	50	75	75	75	75

	$1,268,198	$1,268,198	$1,409,789	$1,409,789	$1,559,681	$1,559,681

The tables below summarize the contractual maturity of the Corporation’s available for sale, held to maturity investment securities and other investment securities at December 31, 2007, 2006 and 2005:

	December 31, 2007
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$64,455	3.92%	$—	—	$—	—	$—	—	$64,455	$64,455	3.92%
U.S. Agency Notes	253,423	2.84%	355,800	3.91%	—	—	—	—	609,223	609,223	3.40%
P.R. Government Obligations	1,367	3.99%	19,775	4.44%	15,111	5.21%	13,035	5.73%	49,288	49,288	5.00%
Mortgage-backed Securities	—	—	—	—	225,124	4.40%	320,058	5.41%	545,182	545,182	4.99%
Foreign Securities	—	—	50	4.65%	—	—	—	—	50	50	4.65%
Other Securities	64,559	5.50%	—	—	—	—	—	—	64,559	64,559	5.50%

Total Securities	$383,804	5.00%	$375,625	3.90%	$240,235	5.28%	$333,093	5.01%	$1,332,757	$1,332,757	4.24%

	December 31, 2006
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$63,995	5.14%	$—	—	$—	—	$—	—	$63,995	$63,995	5.14%
U.S. Agency Notes	188,503	4.82%	469,837	3.89%	—	—	—	—	658,340	658,340	4.15%
P.R. Government Obligations	948	3.85%	15,482	4.26%	24,565	5.28%	14,947	5.79%	55,942	55,942	5.10%
Mortgage-backed Securities	—	—	—	—	—	—	631,437	4.99%	631,437	631,437	4.99%
Foreign Securities	25	7.50%	50	4.65%	—	—	—	—	75	75	5.60%
Other Securities	50,710	5.50%	—	—	—	—	—	—	50,710	50,710	5.50%

Total Securities	$304,181	5.00%	$485,369	3.90%	$24,565	5.28%	$646,384	5.01%	$1,460,499	$1,460,499	4.64%

	December 31, 2005
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$24,576	3.85%	$—	—	$—	—	$—	—	$24,576	$24,576	3.85%
U.S. Agency Notes	254,610	2.96%	259,152	3.68%	213,437	4.15%	—	—	727,199	727,199	3.57%
P.R. Government Obligations	12,790	4.93%	9,877	4.07%	27,215	4.83%	3,718	6.35%	53,600	53,600	4.82%
Mortgage-backed Securities	—	—	—	—	—	—	754,231	5.00%	754,231	754,231	5.00%
Foreign Securities	—	—	75	5.60%	—	—	—	—	75	75	5.60%
Other Securities	41,862	5.00%	—	—	—	—	—	—	41,862	41,862	5.00%

Total Securities	$333,838	3.36%	$269,104	3.70%	$240,652	4.22%	$757,949	5.01%	$1,601,543	$1,601,543	4.33%

Loan Portfolio
The following table analyzes the Corporation’s loans by type of loan, including loans held for sale, as of December 31, 2007, 2006, 2005, 2004 and 2003.

	Year ended December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial, industrial and agricultural:
Retail commercial banking:
Middle-market	$1,614,751	22.8%	$1,662,566	23.9%	$1,574,459	26.1%	$1,439,609	25.9%	$1,354,879	32.2%
Agricultural	63,204	0.9%	59,315	0.9%	61,531	1.0%	62,198	1.1%	62,925	1.5%
SBA	63,825	0.9%	66,734	1.0%	69,763	1.2%	72,963	1.3%	72,060	1.7%
Factor liens	18,252	0.3%	20,553	0.3%	16,696	0.3%	16,818	0.3%	18,291	0.4%
Other	4,688	0.1%	6,965	0.1%	40,072	0.7%	11,978	0.2%	2,754	0.1%

Retail commercial banking	1,764,720	25.0%	1,816,133	26.2%	1,762,521	29.3%	1,603,566	28.8%	1,510,909	35.9%
Corporate banking	765,310	10.8%	673,566	9.7%	1,205,664	20.0%	1,598,443	28.8%	753,839	17.9%
Construction	484,237	6.8%	435,182	6.3%	213,705	3.5%	199,799	3.6%	209,655	5.0%
Lease Financing	92,641	1.3%	132,655	1.9%	125,168	2.1%	112,152	2.0%	105,849	2.5%

Total Commercial	3,106,908	43.9%	3,057,536	44.1%	3,307,058	54.9%	3,513,960	63.2%	2,580,252	61.3%

Consumer:
Personal (installment and other loans)	433,490	6.1%	412,952	5.9%	397,169	6.6%	319,204	5.7%	287,590	6.8%
Automobile	—	0.0%	2	0.0%	610	0.0%	6,434	0.1%	21,232	0.5%
Credit Cards	240,858	3.4%	193,260	2.8%	169,416	2.8%	128,622	2.3%	95,362	2.3%
Consumer Finance	611,114	8.6%	625,266	9.0%	—	0.0%	—	0.0%	—	0.0%

Total Consumer	1,285,462	18.1%	1,231,480	17.7%	567,195	9.4%	454,260	8.2%	404,184	9.6%

Mortgage:
Residential	2,682,362	37.9%	2,649,128	38.1%	2,141,358	35.6%	1,583,418	28.5%	1,219,091	29.0%
Commercial	3,600	0.1%	5,412	0.1%	6,121	0.1%	7,659	0.1%	2,836	0.1%

Total Mortgage	2,685,962	38.0%	2,654,540	38.2%	2,147,479	35.7%	1,591,077	28.6%	1,221,927	29.1%

Total Loans, net of unearned interest and deferred fees	$7,078,332	100.0%	$6,943,556	100.0%	$6,021,732	100.0%	$5,559,297	100.0%	$4,206,363	100.0%

The loan portfolio, including loans held for sale, reflected an increase of 1.9% or $134.8 million, reaching $7.1 billion at December 31, 2007, compared to the figures reported as of December 31, 2006.
The Corporation experienced a growth in construction loan portfolio of $49.1 million or 11.3% year over year to reach $484.2 million. There was an increase in consumer loans (credit cards and personal installment loans, excluding consumer finance) of $68.1 million or 11.2% when compared with the same figures in 2006. For the year ended December 31, 2007 residential mortgage loan origination was $562.4 million or 38.6%, significantly less than the $915.7 million originated during the same period in 2006. For the year ended December 31, 2007, mortgage loans sold were $251.4 million versus $174.5 million during the prior year.

Allowance for Loan Losses
The Corporation systematically assesses the overall risks in its loan portfolio and establishes and maintains an allowance for probable losses thereon. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in its loan portfolio. Management evaluates the adequacy of the allowance for loan losses on a monthly basis. This evaluation involves the exercise of judgment and the use of assumptions and estimates that are subject to revision, as more information becomes available. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions, loan impairment measurements and the results of its internal audit and regulatory agencies’ loan reviews. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the allowance for loan losses is adequate to absorb probable losses in the Corporation’s loan portfolio.
Commercial and construction loans over a predetermined amount are individually evaluated for impairment, on a quarterly basis, following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan.” A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed on a quarterly basis. Additions, deletions or adjustments to the analysis are tracked and formal justification is documented detailing the rationale for such adjustments.
For small, homogeneous type of loans, a general allowance is computed based on average historical loss experience or ratios for each corresponding type of loans (consumer, credit cards, residential mortgages, auto, etc.). The methodology of accounting for all probable losses is made in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies.” In determining the general allowance, the Corporation applies a loss factor for each type of loan based on the average historical net charge off for the previous twelve months for each portfolio adjusted for other statistical loss estimates, as deemed appropriate. Historical loss rates are reviewed at least quarterly and adjusted based on changes in actual collections and charge off experience as well as significant factors that in management’s judgment reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis of the general reserve include the effect of the trends in the nature and volume of loans (delinquency, charge-offs and non-accrual loans), changes in the mix or type of collateral, asset quality trends, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies.
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
An additional or unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific and general valuation components of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
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
The Corporation has not changed any aspects of its overall approach in the determination of the allowance for loan losses, and there have been no material changes in assumptions or estimation techniques, as compared to prior periods. The methodology for determining the allowance for loan losses for the recently acquired Island Finance portfolio is the same as the methodology used in determining the allowance for the rest of the Corporation’s consumer portfolios.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$106,863	$66,842	$69,177	$69,693	$56,906
Allowance acquired (Island Finance)	—	35,104	—	—	—
Provision for loan losses	147,824	65,583	20,400	26,270	49,916

	254,687	167,529	89,577	95,963	106,822

Losses charged to the allowance:
Commercial and industrial	10,375	9,792	8,044	19,250	9,198
Construction	2,710	—	1,438	—	499
Mortgage	1,768	—	—	—	—
Consumer	29,281	16,679	17,351	18,969	36,544
Consumer Finance	44,484	38,345	—	—	—
Leasing	2,742	2,071	986	1,658	1,434

	91,360	66,887	27,819	39,877	47,675

Recoveries:
Commercial and industrial	1,192	2,463	1,686	5,271	4,478
Construction	—	—	—	—	433
Mortgage	—	—	—	—	7
Consumer	904	1,677	2,646	7,341	5,127
Consumer Finance	1,088	1,314	—	—	—
Leasing	441	767	752	479	501

	3,625	6,221	5,084	13,091	10,546

Net loans charged-off	87,735	60,666	22,735	26,786	37,129

Balance at end of year	$166,952	$106,863	$66,842	$69,177	$69,693

Ratios:
Allowance for loan losses to year-end loans	2.36%	1.54%	1.11%	1.24%	1.66%
Recoveries to charge-offs	3.97%	9.30%	18.28%	32.83%	22.12%
Net charge-offs to average loans	1.25%	0.93%	0.38%	0.56%	0.91%
Allowance for loan losses to net charge-offs	190.29%	176.15%	294.00%	258.26%	187.71%
Allowance for loan losses to non-performing loans	56.70%	100.01%	90.72%	79.05%	70.85%

Provision for loan losses to:
Net charge-offs	168.49%	108.11%	89.73%	98.07%	134.44%
Average loans	2.10%	1.00%	0.34%	0.55%	1.23%
Island Finance loans acquired pursuant to the Asset Purchase Agreement on February 28, 2006 was subject to a guarantee by Wells Fargo of up to $21.0 million (maximum reimbursement amount) for net losses in excess of $34.0 million, occurring on or prior to the 15th month anniversary of the acquisition. The Corporation was provided with an additional guarantee of up to $7.0 million for net losses incurred in the acquired loan portfolio in excess of $34.0 million during months 16 to 18 of the anniversary, subject to the maximum aggregate reimbursement amount of $21.0 million. The Corporation claimed and recovered $12.8 million and $8.2 million for 2007 and 2006, respectively, from Wells Fargo’s guarantee.

During the third quarter of 2004, the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for the loan losses to other liabilities. Prior period amounts have been reclassified to conform to the current presentation. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$1,864	$1,666	$1,269	$879	$1,050
Provision (credit) for unfunded lending commitments and stand by letters of credit	(29)	198	397	390	(171)

Balance at end of year	$1,835	$1,864	$1,666	$1,269	$879

2007 compared to 2006. The allowance for loan losses increased $60.1 million to $167.0 million from $106.9 million as of December 31, 2006. The prolonged economic recession and uncertainties in Puerto Rico caused reduced lending activity and impacted the quality of the Corporation’s loan portfolio, increasing delinquency rates and charge offs.
The Corporation’s allowance for loan losses was $167.0 million or 2.36% of period-end loans at December 31, 2007, 82 basis points higher than the level 1.54% reported as of December 31, 2006. The increase in this ratio was partially due to an increment in non-performing loans during the year. Non-performing loans increased $187.6 million or 175.6% to $294.4 million as of December 31, 2007 from $106.9 million as of December 31, 2006. The non-performing loans of Island Finance reached $37.4 million, a $12.7 million or 51.3% increase as of December 31, 2007 when compared the prior year. The $294.4 million of non-performing loans was comprised of $257.0 million of commercial, residential and consumer loans in the Bank portfolio and $37.4 million in the consumer finance portfolio.
The ratio of allowance for loan losses to non-performing loans was 56.70% and 100.01% for the years ended December 31, 2007 and 2006, respectively, decreasing 43.31 percentage points due to higher level of non-performing figures reported. Excluding non-performing mortgage loans, this ratio was 82.32% as of December 31, 2007, reflecting a decrease of 153.51 percentage points when compared with 235.83% as of December 31, 2006.
The annualized ratio of net charge-offs to average loans for the year ended December 31, 2007 was 1.25%, increasing 32 basis points from 0.93% for the year ended December 31, 2006. This change was due to an increment in net charge-offs of $27.1 million or 44.6% when compared with figures reported in 2006. This increase was mainly due to an increase in consumer loan charge-offs of $18.7 million in 2007.
2006 compared to 2005. The allowance for loan losses increased $40.0 million to $106.9 million from $66.8 million as of December 31, 2005. The most significant change in the allowance for loan losses was due to the acquisition of Island Finance which had an allowance for loan losses of $41.3 million as of December 31, 2006.
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
Broken down by major loan categories, the allowance for loan losses for each of the five years in the period ended December 31, 2007 was as follows:

	Year ended December 31,
	2007		2006		2005		2004		2003
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial	$29,883	35.8%	$29,846	49.3%	$27,765	49.3%	$29,469	57.6%	$26,219	53.8%
Construction	23,735	6.8%	3,128	3.5%	1,456	3.5%	1,208	3.6%	1,194	5.0%
Consumer	33,641	9.5%	20,099	9.4%	30,664	9.4%	30,832	8.2%	33,751	9.6%
Consumer Finance	68,359	8.6%	41,281	—	—	—	—	—	—	—
Mortgage	7,379	38.0%	9,249	35.7%	2,415	35.7%	4,250	28.6%	3,318	29.1%
Lease financing	1,292	1.3%	555	2.1%	2,128	2.1%	2,068	2.0%	2,922	2.5%
Unallocated	2,663	—	2,705	—	2,414	—	1,350	—	2,289	—

	$166,952	100.0%	$106,863	100.0%	$66,842	100.0%	$69,177	100.0%	$69,693	100.0%

Under the caption “Unallocated” the Corporation maintains an unallocated reserve for loan losses of $2.7 million as of December 31, 2007. The unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
At December 31, 2007, 2006 and 2005, the portion of the allowance for loan losses related to impaired loans was $25.6 million, $4.4 million and $2.2 million, respectively. Please refer to Notes 1 and 5 to the consolidated financial statements for further information.
Liabilities
The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.
As of December 31, 2007, total liabilities amounted $8.6 billion, remaining basically flat when compared to figures reported as of December 31, 2006. There were increases in federal funds sold and other borrowings of $323.7 million or 19.9% and commercial paper of $74.9 million or 35.8% as of December 31, 2007. These increases were partially offset by decreases in securities sold under agreements to repurchase and interest bearing deposits of $195.0 or 23.5% and $162.6 million or 3.6%, respectively. Deposits of $5.2 billion at December 31, 2007 reflected a decrease of $153.3 million or 2.9%, compared to deposits of $5.3 billion as of December 31, 2006, which comprised a decrease in customer deposits of $263.4 million or 6.7% offset by an increase in brokered deposits of $110.6 million or 8.2%.
On October 3, 2007, the Corporation and SFS, entered into a Bridge Facility Agreement (the “Facility”) with National Australia Bank Limited, through its offshore banking unit (the “Lender”). The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the previously announced agreement among the Corporation, SFS and Banco Santander Puerto Rico, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $465 million, respectively, all of which was drawn on October 3, 2007. The amounts drawn under the Facility

(the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.265% per annum, commencing on the date of the initial drawdown. Interest under the Loan is payable in monthly interest periods due on the 24th day of each month, with the first monthly interest payment due on November 24, 2007. The Corporation and SFS did not pay any facility fee or commission to the Lender in connection with the Loan. The entire principal balance of the Loan is due and payable on March 24, 2008.
Upon the occurrence and during the continuance of an Event of Default (as defined in the Facility) under the Facility, the Lender shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Lender, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and SFS’s obligations to pay interest and principal under the Facility are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Facility. All amounts payable by the Corporation and SFS under the Facility shall be made without set-off or counter-claim, and free and clear of any withholding or deduction in respect of taxes, levies, imposts, deductions, charges, withholdings or duties of any nature imposed or levied on such payments. The Loan is guaranteed by Santander Spain. The Corporation and SFS will each pay Santander Spain a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.
The Corporation also completed the private placement of $125 million of Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.
The following table sets forth the Corporation’s average daily balance of liabilities for the years ended December 31, 2007, 2006 and 2005 by source, together with the average interest rates paid thereon.

	Year ended December 31,
	2007			2006			2005
		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Liabilities	Cost	Balance	Liabilities	Cost	Balance	Liabilities	Cost
	(Dollars in thousands)
Savings deposits	$1,715,631	19.9%	3.02%	$1,861,167	22.5%	2.66%	$1,945,095	25.2%	2.00%
Time deposits	2,820,495	32.7%	4.95%	2,645,357	32.0%	4.68%	2,473,737	32.1%	3.37%

Interest-bearing deposits	4,536,126	52.6%	4.22%	4,506,524	54.6%	3.85%	4,418,832	57.3%	2.77%

Federal funds, repos, and commercial paper and other borrowings	2,805,003	32.5%	5.49%	2,611,231	31.6%	5.30%	2,295,932	29.8%	3.73%
Term and subordinated notes	284,944	3.3%	6.02%	265,489	3.2%	5.96%	119,240	1.5%	3.74%

Total borrowings	3,089,947	35.8%	5.54%	2,876,720	34.8%	5.36%	2,415,172	31.3%	3.73%

Total interest-bearing liabilities	7,626,073	88.4%	4.75%	7,383,244	89.4%	4.44%	6,834,004	88.6%	3.11%

Non-interest-bearing deposits	685,875	8.0%	0.00%	548,163	6.6%	0.00%	663,688	8.6%	0.00%
Other liabilities	310,228	3.6%	0.00%	325,620	3.9%	0.00%	212,074	2.8%	0.00%

Total non-interest-bearing liabilities	996,103	11.6%	0.00%	873,783	10.6%	0.00%	875,762	11.4%	0.00%

Total Liabilities	$8,622,176	100.0%	4.20%	$8,257,027	100.0%	3.97%	$7,709,766	100.0%	2.76%

As of December 31, 2007, total deposits were $5.2 billion, reflecting a decrease of $153.3 million, or 2.9%, over deposits of $5.3 billion as of December 31, 2006.

The following tables set forth additional details on the Corporation’s average deposit base for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
Average Total Deposits	2007	2006	2005
	(Dollars in thousands)
Private Demand	$684,923	$547,416	$626,829
Public Demand	953	747	36,859

Non-interest bearing	685,876	548,163	663,688

Savings Accounts	657,044	792,791	859,623
NOW and Super NOW accounts	401,104	412,696	470,595
Government NOW accounts	657,483	655,680	614,877

Total Savings Accounts	1,715,631	1,861,167	1,945,095

Time deposits:
Under $100,000	262,561	259,255	231,916
$100,000 and over	2,557,934	2,386,102	2,241,821

Total Time Deposits	2,820,495	2,645,357	2,473,737

Total Interest Bearing Deposits	4,536,126	4,506,524	4,418,832

Total Deposits	$5,222,002	$5,054,687	$5,082,520

The Corporation’s most important source of funding is its costumer deposits. Total average deposits reached $5.2 billion for the year ended December 31, 2007, an increase of 3.3% compared with figures reported in 2006. This increment was mainly due to an increase of $175.1 million or 6.6% in average time deposits and $137.7 million or 25.1% in average non-interest bearing deposits. These increases were offset by $145.5 million or 7.8% decrease in average savings and NOW accounts. Average non-interest bearing deposits are the least expensive sources of funding used by Corporation and represent 8.0%, 6.6% and 8.6% of the Corporation average total liabilities for the years ended December 31, 2007, 2006 and 2005. Total average deposits represented 60.6%, 61.2% and 65.9% of the total average liabilities of the Corporation as of December 31, 2007, 2006 and 2005, respectively.
The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2007 and 2006.

	2007	2006
	(Dollars in thousands)
Three months or less	$1,105,405	$896,638
Over three months through six months	365,957	302,716
Over six months through twelve months	79,576	377,998
Over twelve months	948,841	963,659

Total	$2,499,779	$2,541,011

For the year ended December 31, 2007, the Corporation’s customer deposits (average balance) consisted of $685.9 million in non interest-bearing-checking accounts and $4.5 billion of interest-bearing deposits. The increase in average interest-bearing deposits was primarily in time deposits greater than $100,000, which reflected an increment of 7.2% or $161.2 million.

The average balance of the Corporation’s total borrowings increased 7.4% or $213.2 million from $2.9 billion for the year ended December 31, 2006 to $3.1 billion for the year ended December 31, 2007. This increase was due to increments in average FHLB Advances of $279.3 million and average federal funds purchased and other borrowings of $72.7 million. There was also an increase in average commercial paper of $5.5 million. These increases were offset by a reduction in average securities sold under agreements to repurchase of $163.8 million.
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
Stockholders’ equity was $536.5 million or 5.9% of total assets at December 31, 2007, compared to $579.2 million or 6.3% of total assets at December 31, 2006. The $42.7 million change in stockholders’ equity was composed by net loss of $36.2 million, dividends declared $29.8 million and cumulative effect of adoption of FIN No. 48 of $0.5 million. This reduction was offset by an increase in accumulated other comprehensive gain of $19.7 million and stock incentive plan expense recognized as capital contribution of $4.2 million for the period.
During 2007 and 2006 the Corporation declared and paid annual cash dividends of $0.64 per common share to common shareholders, respectively. The Corporation’s current annualized dividend yield is 7.4% and 3.6% for December 31, 2007 and 2006, respectively.
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
During the years ended December 31, 2007 and 2006, the Corporation did not repurchase any shares of common stock. As of December 31, 2007, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. Management believes that the repurchase program has not had a significant effect on the Corporation’s liquidity and capital positions.
The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation’s common stock. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
At December 31, 2007, the Corporation’s common stock price per share was $8.66 representing an aggregate shareholder value of $403.9 million (including affiliated holdings).

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
The Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and on the Madrid Stock Exchange (LATIBEX). The symbol on the NYSE and on the LATIBEX for the common stock is “SBP” and “XSBP,” respectively. There were approximately 132 holders of record of the Corporation’s common stock as of December 31, 2007, not including beneficial owners whose shares are held in names of brokers or other nominees.
As of December 31, 2007, the Bank was classified as a “well capitalized” institution under the regulatory framework for prompt corrective action. At December 31, 2007, the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios of the Corporation at December 31, 2007 were 7.43% and 10.56%, respectively, and the leverage ratio was 5.38%. Refer to notes 1 and 24 in the consolidated financial statements for additional information.
Capital Adequacy Data

							To be Well Capitalized
				For Minimum Capital			Under Prompt Corrective
	Actual			Adequacy			Action Provision
				Amount	Ratio		Amount	Ratio
	Amount	Ratio		Must be	Must be		Must be	Must be
	(Dollars in thousands)
December 31, 2007:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$696,909	10.56%	>	$528,134	>8.00%		N/A
Banco Santander	647,482	10.91%	>	474,647	>8.00%	>	$593,309	>10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	490,259	7.43%	>	264,067	>4.00%		N/A
Banco Santander	573,022	9.66%	>	237,324	>4.00%	>	355,986	>6.00%
Leverage (to average assets)
Santander BanCorp	490,259	5.38%	>	273,297	>3.00%		N/A
Banco Santander	573,022	6.84%	>	251,493	>3.00%	>	419,155	>5.00%
December 31, 2006:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$723,269	10.93%	>	$529,191	>8.00%		N/A
Banco Santander	651,350	11.10%	>	469,346	>8.00%	>	$586,683	>10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	520,794	7.87%	>	264,596	>4.00%		N/A
Banco Santander	583,941	9.95%	>	234,673	>4.00%	>	352,010	>6.00%
Leverage (to average assets)
Santander BanCorp	520,794	5.81%	>	269,000	>3.00%		N/A
Banco Santander	583,941	7.15%	>	244,857	>3.00%	>	408,095	>5.00%
December 31, 2005:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$726,939	12.30%	>	$472,889	>8.00%		N/A
Banco Santander	638,181	11.05%	>	462,187	>8.00%	>	$577,734	>10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	537,319	9.09%	>	236,445	>4.00%		N/A
Banco Santander	570,056	9.87%	>	231,093	>4.00%	>	346,640	>6.00%
Leverage (to average assets)
Santander BanCorp	537,319	6.51%	>	247,593	>3.00%		N/A
Banco Santander	570,056	6.98%	>	245,222	>3.00%	>	408,703	>5.00%

Goodwill and Intangible Assets
Total goodwill and intangibles at December 31, 2007, 2006 and 2005 consisted of:

	2007	2006	2005
	(Dollars in millions)
Mortgage Servicing Rights	$9.6	$8.4	$8.0
Advisory Servicing Rights	1.6	1.8	1.3
Intangible Pension Asset	—	—	0.8
Trade Name	18.3	23.7	—
Customer Relationships	—	9.7	—
Non-compete Agreement	0.7	3.8	—
Goodwill:
Retail Banking	10.5	10.5	10.5
Wealth Management	24.3	24.3	24.3
Consumer Finance	86.7	113.5	—

	$151.7	$195.7	$44.9

Goodwill and intangible assets were $121.5 million and $30.2 million at December 31, 2007, compared with $148.3 million and $47.4 million at December 31, 2006. The decrease in Goodwill and intangible assets was principally due to non-cash impairment charges of goodwill and other intangibles of $43.4 million for the consumer finance segment recognized during 2007.
Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. Based on management’s assessment of the value of the Corporation’s goodwill, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles assets related to the consumer finance segment were impaired for the year ended December 31, 2007.
As a result of the current unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of SFS exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Because the Corporation was unable to complete the second step of the impairment test during the third quarter and an impairment loss was probable and could be reasonably estimated, the Corporation recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which were recorded as reductions to goodwill and other intangible asset, respectively, during the third quarter of 2007. The estimated impairment charges were calculated based on the market and income approach valuation methodologies. These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation completed the second step of the impairment test during the fourth quarter of 2007. Accordingly, during the fourth quarter the Corporation recorded an additional non-cash impairment charge of $3.6 million. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million which comprised $26.8 of goodwill and $16.5 million of other intangibles assets. This impairment charge did not result in cash expenditures and will not result in future cash expenditures.
Upon the completion of the interim impairment test, the Corporation performed its annual impairment assessment as of October 1, 2007 with the assistance of the independent valuation specialist. Based upon their test, and after consideration of the July 1, 2007 impairment charge, the Corporation determined that no additional impairment charge was necessary as of October 1, 2007.

Contractual Obligations and Commercial Commitments
As disclosed in the notes to the consolidated financial statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2007, the aggregate contractual obligations and commercial commitments were:

	Payments due by Period
	as of December 31, 2007
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual Obligations:
Federal funds purchased and other borrowings	$1,952,110	$1,952,110	$—	$—	$—
Securities sold under agreements to repurchase	635,597	60,597	375,000	—	200,000
Commercial paper	284,482	284,482	—	—	—
Subordinated notes	247,170	—	—	—	247,170
Term notes	19,371	—	4,265	15,106	—
Operating lease obligations	130,902	22,976	34,438	8,912	64,576
Pension plan contribution	1,875	1,875	—	—	—

Total	$3,271,507	$2,322,040	$413,703	$24,018	$511,746

Other Commercial Commitments:
Lines of credit and financial guarantees written	134,470	68,138	1,076	64,905	351
Commitments to extend credit	1,530,017	1,530,017	—	—	—

Total	$1,664,487	$1,598,155	$1,076	$64,905	$351

Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a description of each of the pronouncements and management’s assessment as to the impact of the adoptions.
ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
The Corporation has specific policies and procedures which structure and delineate the management of risks, particularly those related to credit, interest rate exposure and liquidity risk. Risks are identified, measured and monitored through various committees including the Asset and Liability, Credit and Investment Committees, among others.
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
The Corporation’s gross loan portfolio as of December 31, 2007, 2006 and 2005 amounted to $7.1 billion, $6.9 billion and $6.0 billion, respectively, which represented 83.1%, 80.7% and 75.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2007, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
As of December 31, 2007, the Corporation had over 306,000 consumer loan customers and over 8,000 commercial loan customers. As of such date, the Corporation had 52 clients with commercial loans outstanding over $10.0 million. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $33.6 million in cross-border loans as of December 31, 2007, which are collateralized with real estate in the United States of America, cash and marketable securities.
The Corporation makes a substantial number of loans to sub-prime borrowers mainly through Island Finance. At December 31, 2007, approximately 62% of Island Finance’s loan portfolio was sub-prime (borrowers with credit scores of 660 or below).

The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns. Management believes that it has adequate reserves for loan losses as of December 31, 2007 to cover possible losses on this portfolio.
Industry Risk
Commercial loans, including commercial real estate and construction loans, amounted to $3.1 billion as of December 31, 2007. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2007, the use of real estate as loan collateral has resulted in a portfolio of approximately $1.7 billion, or 55.3% of the commercial loan portfolio. In addition, as of such date, loans secured by cash collateral and marketable securities amounted to $332.7 million, or 11.0% of the commercial loan portfolio. Commercial loans guaranteed by federal or local government amounted to $25.7 million as of December 31, 2007, which represents 0.9% of the commercial loan portfolio. The remaining commercial loan portfolio had $253.9 million partially secured by other types of collateral including, among others, equipment, accounts receivable, and inventory. As of December 31, 2007, unsecured commercial loans represented $703.9 million or 23.3% of commercial loans receivable; however, the majority of these loans were backed by personal guarantees.
In addition to the commercial loan portfolio indicated above, as of December 31, 2007, the Corporation had $1.5 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2007, stand-by letters of credit amounted to $134.5 million.
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
Government Risk
As of December 31, 2007, $673.7 million of the Corporation’s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $40.0 million of residential mortgages and $73.5 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies through the Small Business Administration (SBA) and Rural Development Programs. Furthermore, as of December 31, 2007, there were $49.3 million of investment securities representing obligations of the Commonwealth of Puerto Rico, its agencies, instrumentalities and political subdivisions as well as $8.6 million of mortgage loans and $269.2 million in commercial loans issued to or guaranteed by Puerto Rico government agencies, instrumentalities, political subdivisions and municipalities. As of December 31, 2007, the Corporation’s credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities was $327.0 million composed of $277.8 million in credit facilities and $49.3 million in outstanding bonds and other obligations. The Corporation believes that the credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities is manageable. The Commonwealth of Puerto Rico has a long-standing record of supporting all of its debt obligations. It has never defaulted in the payment of principal or interest on any public debt. The Corporation’s level of exposure is manageable given the fact that its outstanding loans and investment securities have either one or more of the following characteristics: (i) investment grade rated counterparties, (ii) identifiable source of repayment, (iii) high ranking in repayment priority or (iv) tangible collateral. Collateral for the Corporation’s credit exposure to the Commonwealth of Puerto Rico consists of $10.5 million in real estate. In addition, $102.3 million are loans or obligations to various Municipalities for which payments are secured by the full faith, credit and unlimited taxing power of the Municipalities. The Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Non-performing Assets and Past Due Loans
The following table sets forth non-performing assets as of December 31, 2007, 2006, 2005, 2004 and 2003.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial, Industrial and Agricultural	$21,236	$15,549	$14,326	$27,975	$30,884
Construction	141,140	3,966	3,414	11,200	10,085
Mortgage	80,805	51,341	45,292	36,252	42,107
Consumer	10,818	7,590	4,747	6,808	9,312
Consumer Finance	37,412	24,731	—	—	—
Lease Financing	2,334	2,783	3,340	2,715	4,027
Restructured Loans	693	892	2,560	2,560	1,953

Total non-performing loans	294,438	106,852	73,679	87,510	98,368
Total repossessed assets	16,447	6,173	2,706	3,937	4,989

Non-performing assets	$310,885	$113,025	$76,385	$91,447	$103,357

Accruing loans past-due 90 days or more	$7,162	$20,938	$2,999	$3,377	$2,404

Non-performing loans to total loans	4.16%	1.54%	1.22%	1.57%	2.34%
Non-performing loans plus accruing loans past due 90 days or more to total loans	4.26%	1.84%	1.27%	1.63%	2.40%
Non-performing assets to total assets	3.39%	1.23%	0.92%	1.10%	1.40%
Interest lost	$7,708	$3,112	$2,111	$2,351	$3,127
Non-performing assets consist of past-due commercial loans, construction loans, lease financing and closed-end consumer loans with principal or interest payments over 90 days on which no interest income is being accrued, and mortgage loans with principal or interest payments over 120 days past due on which no interest income is being accrued, renegotiated loans and other real estate owned.
Once a loan is placed on non-accrual status, interest is recorded as income only to the extent of the Corporation’s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $7.7 million, $3.1 million and $2.1 million in 2007, 2006 and 2005, respectively.
Non-performing loans to total loans as of December 31, 2007 were 4.16%, a 262 basis point increase compared to the 1.54% reported as of December 31, 2006. Non-performing loans at December 31, 2007 amounted to $294.4 million comprised of Island Finance non-performing loans of $37.4 million and $257.0 million of non-performing loans of the Bank. The Corporation’s non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $174.9 million or 213.0% compared to non-performing loans as of December 31, 2006. The increase of non-performing loans (excluding Island Finance non-performing loans) is principally due to construction loans and residential mortgage non-performing loans which increased $137.2 million and $29.5 million, respectively, when compared to December 31, 2006. Historically, the residential mortgage portfolio experienced the lowest rates of losses. The non-performing loans in commercial, consumer and consumer finance loans also reflected increases during the year ended December 31, 2007 of $5.7 million and $15.9 million, respectively.
Repossessed assets increased $10.3 million or 166.4% to $16.4 million at December 31, 2007, from $6.2 million at December 31, 2006.
As of December 31, 2007, the coverage ratio (allowance for loan losses to total non-performing loans) decreased to 56.70% in 2007 from 100.01% in 2006. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 82.32% at December 31, 2007 compared to 235.83% as of December 31, 2006.
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
Potential Problem Loans
As a general rule, the Corporation closely monitors certain loans not disclosed under “Non-performing Assets and Past Due Loans” but that represent a greater than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factors that bear significantly on the overall condition of these loans. The principal amounts of loans under this category as of December 31, 2007 and 2006 were approximately $194.9 million and $55.9 million, respectively.
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
Market Risk and Interest Rate Sensitivity
A key component of the Corporation’s asset and liability policy is the management of interest rate sensitivity. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the maturity or repricing characteristics of interest-earning assets and interest-bearing liabilities. For any given period, the pricing structure is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates would have a positive effect on net interest income, while a decrease in interest rates would have a negative effect on net interest income. The Corporation had a one-year cumulative gap of $2.4 billion as of December 31, 2007. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income.
The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and are managed within limits established by the Board of Directors. The following table sets forth the repricing of the Corporation’s interest earning assets and interest-bearing liabilities at December 31, 2007 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing periods presented due to the differing repricing dates within the period. In preparing the interest rate gap report, several assumptions were considered. All assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	Interest Rate Sensitivity
	As of December 31, 2007
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
				(Dollars in thousands)
ASSETS:
Investment Portfolio	$290,217	$28,862	$330,651	$537,509	$76,080	$—	$137,938	$1,401,257
Deposits with Other Banks	84,346	3,750	—	4,840	—	—	114,200	207,136
Loan Portfolio:
Commercial	1,287,996	296,796	377,155	217,772	241,901	95,604	105,447	2,622,671
Construction	454,391	2,981	11,964	8,789	3,773	2,668	(329)	484,237
Consumer	373,869	221,742	444,105	199,976	47,133	—	(1,363)	1,285,462
Mortgage	79,902	248,428	640,813	564,096	1,016,001	135,308	1,414	2,685,962
Fixed and Other Assets	—			—	—		473,488	473,488

Total Assets	2,570,721	802,559	1,804,688	1,532,982	1,384,888	233,580	830,795	9,160,213

LIABILITIES AND STOCKHOLDERS’ EQUITY:

External Funds Purchased:
Commercial Paper	284,482	—	—	—	—	—	—	284,482
Repurchase Agreements	10,591	125,006	300,000	200,000	—	—	—	635,597
Federal Funds and other borrowings	1,945,000	7,110	—	—	—	—	—	1,952,110
Deposits:
Certificates of Deposit	1,260,506	972,574	463,859	62,126	24,602	3,585	(15,691)	2,771,561
Demand Deposits and Savings Accounts	111,566	—	157,543	485,801	—	—	547	755,457
Transactional Accounts	335,905	231,007	563,528	503,245	—	—	—	1,633,685
Senior and Subordinated Debt	—	—	4,815	10,681	251,045	—	—	266,541
Other Liabilities and Capital	—	—	—	—	—	—	860,780	860,780

Total Liabilities and Capital	3,948,050	1,335,697	1,489,745	1,261,853	275,647	3,585	845,636	9,160,213

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	2,416,936	437,363	651,674	1,089,162	223,906	6,000	—	4,825,041
Interest Rate Swaps (Liabilities)	(2,950,660)	(427,524)	(281,459)	(1,071,974)	(87,424)	(6,000)	—	(4,825,041)
Caps	7,381	5,855	629	—	897	—	—	14,762
Caps Final Maturity	(7,381)	(5,855)	(629)	—	(897)	—	—	(14,762)

GAP	(1,911,053)	(523,299)	685,158	288,317	1,245,723	229,995	(14,841)	—

Cumulative GAP	$(1,911,053)	$(2,434,352)	$(1,749,194)	$(1,460,877)	$(215,154)	$14,841	$—	$—

Cumulative GAP to earning assets	-22.00%	-28.02%	-20.14%	-16.82%	-2.48%	0.17%
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
NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $40 million of maximum NIM loss for a 1% parallel shock and $150 million maximum MVE loss for a 1% parallel shock. These limits are established annually at the beginning of year and are changed as warranted by market conditions and the Corporation’s tolerance for possible losses. The limits established for 2006 were $30 million maximum NIM loss for a 1% parallel shock and $135 million maximum MVE loss for a 1% parallel shock. As of December 31, 2007, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $24.6 million if market rates were to increase 100 basis points immediately and parallel across the yield curve, less than the $40 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $96.4 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $150 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of December 31, 2007.

	NET INTEREST MARGIN SHOCK REPORT
	December 31, 2007
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$399.2	$379.2	$368.3	$357.1	$345.4	$332.5	$307.9
Sensitivity	$42.1	$22.1	$11.2		$(11.7)	$(24.6)	$(49.2)

	MARKET VALUE SHOCK REPORT
	December 31, 2007
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$738.8	$711.0	$674.3	$632.3	$580.9	$535.9	$445.3
Sensitivity	$106.5	$78.7	$42.0		$(51.4)	$(96.4)	$(187.0)
As of December 31, 2007 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Management feels comfortable with the current level of market risk on the balance sheet, and it will change the market risk profile of the Corporation as market conditions vary. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Derivatives
The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 20 to the consolidated financial statements for details of the Corporation’s derivative transactions as of December 31, 2007 and 2006.
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

Hedging Activities:
The following table summarizes the derivative contracts designated as hedges as of December 31, 2007, 2006 and 2005, respectively:

	December 31, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	650,000	(2,027)	—	(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$—	$—	$—	$36
Interest Rate Swaps	825,000	(351)	—	(214)
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

	December 31, 2005
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$117,725	$2,182	$—	$(36)
Interest Rate Swaps	—	—	—	1,369
Fair Value Hedges
Interest Rate Swaps	1,408,772	(26,880)	28	—

Totals	$1,526,497	$(24,698)	$28	$1,333

*	The notional amount represents the gross sum of long and short

**	Net of tax
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

As of December 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.0 million. As of December 31, 2006, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $214,000. As of December 31, 2005, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized gain of $1.3 million.
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
The fair value hedges have maturities through the year 2032 as of December 31, 2007 and December 31, 2006. The weighted-average rate paid and received on these contracts as of December 31, 2007 is 5.10% and 5.39%, respectively and 5.37% and 4.84%, respectively, as of December 31, 2006, respectively.
The $0.9 billion and $1.2 billion fair value hedges are associated to the swapping of fixed rate debt as of December 31, 2007 and 2006, respectively. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payments dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
Derivative instruments not designated as hedging instruments:
Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of December 31, 2007 and 2006 and 2005, respectively:

	December 31, 2007
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

	December 31, 2006
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,108	$(421)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,136	$(409)	$(541)

	December 31, 2005
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$2,176,521	$171	$(344)
Interest Rate Caps	73,422	2	13
Other	7,270	(40)	(43)
Equity Derivatives	269,917	—	2,310

Totals	$2,527,130	$133	$1,936

*	The notional amount represents the gross sum of long and short
Liquidity Risk
Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure our ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of December 31, 2007 the Corporation had $1.5 billion in unsecured lines of credit ($1.4 billion available) and $4.6 billion in collateralized lines of credit with banks and financial entities ($3.1 billion available). All securities in portfolio are highly rated and very liquid, enabling us to treat them as a secondary source of liquidity.
The Corporation does not have significant usage or limitations on its ability to upstream or downstream funds as a method of liquidity. However, there are certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Spain or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The Corporation does not face significant limitations to its ability to downstream funds to its affiliates. The current intra-group credit line for the Corporation is $1.3 billion.

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
In December 2006, the Corporation and Santander Financial Services, entered into a Bridge Facility Agreement (the “Agreement”) with National Australia Bank Limited (the “NABL”). The proceeds of the Agreement were used to refinance the outstanding indebtedness incurred in connection with the previously announced amended and restated loan agreement with Lloyds TBS Bank PLC and for general corporate purposes. Under the Agreement, the Corporation and Santander Financial had available $275 million and $525 million, respectively, all of which was drawn. The amounts drawn under the Agreement (the “Loan”) bear interest at an annual rate equal to the 3 month LIBOR rate plus 0.10% per annum. Pursuant to the Agreement, the Company and Santander Financial will pay the NABL a facility fee (the “Facility Fee”) of 0.02% of the principal amount of the Loan within three days of the execution of the Agreement. The entire principal balance of the Loan was due and payable on September 21, 2007.
On September 21, 2007, the Corporation and SFS entered into a fully-collateralized Bridge Facility Agreement (the “Facility”) with Banco Santander Puerto Rico. The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $445 million, respectively. The Facility is fully-collateralized by a certificate of deposit in the amount of $680 million opened by Santander Spain, and provided as security for the Facility pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Santander Spain. The Corporation and SFS each have agreed to pay a fee of 0.10%, on an annualized basis, to Santander Spain in connection with its agreement to collateralize the loan with the deposit. The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.10% per annum. Interest under the Loan was payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan was due and payable on October 3, 2007.
On October 3, 2007, the Corporation and SFS, entered into a Bridge Facility Agreement (the “Facility”) with National Australia Bank Limited, through its offshore banking unit (the “Lender”). The proceeds of the Facility were used to refinance the outstanding indebtedness incurred under the previously announced agreement among the Corporation, SFS and Banco Santander Puerto Rico, and for general corporate purposes. Under the Facility, the Corporation and SFS had available $235 million and $465 million, respectively, all of which was drawn on October 3, 2007. The amounts drawn under the Facility (the “Loan”) bear interest at an annual rate equal to the applicable LIBOR rate plus 0.265% per annum, commencing on the date of the initial drawdown. Interest under the Loan is payable in monthly interest periods due on the 24th day of each month, with the first monthly interest payment due on November 24, 2007. The Corporation and SFS did not pay any facility fee or commission to the Lender in connection with the Loan. The entire principal balance of the Loan is due and payable on March 24, 2008. Upon the occurrence and during the continuance of an Event of Default (as defined in the Facility) under the Facility, the Lender shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Lender, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and SFS’s obligations to pay interest and principal under the Facility are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Facility. All amounts payable by the Corporation and SFS under the Facility shall be made without set-off or counter-claim, and free and clear of any withholding or deduction in respect of taxes, levies, imposts, deductions, charges, withholdings or duties of any nature imposed or levied on such payments. The Loan is guaranteed by Santander Spain. The Corporation and SFS will each pay Santander Spain a guarantee fee equal to 10 basis points (0.1%) of the principal amount of the Loan.
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
In April 2007, the Bank transferred its merchant business to a subsidiary, MBPR Services, Inc. (“MBPR”). The Bank subsequently sold the stock of MBPR to an unrelated third party. For an interim period ended October 31, 2007, the Bank provided certain processing and other services to the third party acquirer. The gain on the transaction of $12.3 million was recognized in the forth quarter of 2007. As part of the transaction, the Bank entered into a long-term marketing alliance agreement with the third party and will serve as its sponsor with the card associations and network organizations. The Bank expects to offer better products and services to its merchant client base and to obtain certain cost efficiencies as a result of this transaction.
The Corporation has a high credit rating, which permits the Corporation to utilize various alternative funding sources. The Corporation’s current ratings are as follows:

	Standard	Fitch
	& Poor’s	IBCA
Short-term funding	A-1+	F1+
Long-term funding	AA	AA-
Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of December 31, 2007, the Corporation had a liquidity ratio of 7.5%. At December 31, 2007, the Corporation had total available liquid assets of $0.6 billion. The Corporation believes that it has sufficient liquidity to meet current obligations.
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
Maturity and Interest Rate Sensitivity of Interest-Earning Assets as of December 31, 2007
The following table sets forth an analysis by type and time remaining to maturity of the Corporation’s loans and securities portfolio as of December 31, 2007. Loans are stated before deduction of the allowance for loan losses and include loans held for sale.

	As of December 31, 2007
	Maturities and/or Next Repricing Date
		After One Year
		Through Five Years		After Five Years
	One Year	Fixed	Variable	Fixed	Variable
	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates	Total
		(Dollars in thousands)
Cash and Cash Equivalents and other Interest-bearing deposits	$207,136	$—	$—	$—	$—	$207,136
Investment Portfolio	319,079	868,159	—	214,019	—	1,401,257
Loans:
Commercial	1,073,164	538,553	265,949	440,974	211,390	2,530,030
Construction	193,792	15,015	216,466	—	58,964	484,237
Consumer	223,911	266,960	—	183,478	—	674,349
Consumer Finance	204,741	362,480	18,530	8,848	16,514	611,113
Mortgage	328,331	1,204,910	—	1,152,721	—	2,685,962
Leasing	30,058	56,373	4,213	1,978	19	92,641

Total	$2,580,212	$3,312,450	$505,158	$2,002,018	$286,887	$8,686,725

Capital Expenditures
The following table reflects capital expenditures for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(Dollars in thousands)
Headquarters/branches	$1,770	$1,217	$4,194
Data processing equipment	1,438	2,907	2,583
Software	1,981	5,818	6,111
Office furniture and equipment	1,257	2,161	3,138

Total	$6,446	$12,103	$16,026

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
The Corporation adopted the provisions of FIN No .48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million to the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Corporation’s liability for unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, the Corporation recognized $1.4 million of interest and penalties for uncertain tax positions recognized during 2007 and $3.8 million on a new tax positions recognized during 2007. At December 31, 2007, the Corporation had $10.4 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
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

CERTIFICATION PURSUANT TO SECTION 303A.12(a) OF THE
NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL
Santander BanCorp’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 31.3 to Santander BanCorp’s 2007 Form 10-K. In addition, on June 20, 2007, Santander BanCorp’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards. The foregoing certification was unqualified.
By: /s/ José Ramón González
President and Chief Executive Officer
By: /s/ Carlos M. García
Senior Executive Vice President and
     Chief Operating Officer
By:/s/ María Calero
Executive Vice President and
     Chief Accounting Officer

Delottte & Touche LLP
Torre Chardón
350 Chardón Avenue - Suite 700
San Juan, PR 00918-2140
USA

Tel: +1 787 759 7171
Fax: +1 787 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited the internal control over financial reporting of Santander Bancorp and subsidiaries (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

Member of
Deloitte Touche Tohmatsu
76-a

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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Corporation and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.
March 17, 2008
Stamp No. 2293216
affixed to original.
76-b

Deloitte & Touche LLP
Torre Chardón
350 Chardón Avenue - Suite 700
San Juan, PR 00918-2140
USA

Tel: +1 787 759 7171
Fax: +1 787 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander Bancorp
San Juan, Puerto Rico
We have audited the accompanying consolidated balance sheets of Santander Bancorp and subsidiaries (the “Corporation”, a Puerto Rico corporation and a subsidiary of Santander Central Hispano, S.A.) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31,2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Bancorp and subsidiaries as of December 31,2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.
March 17,2008
Stamp No. 2293217
affixed to original.

76-c

Member of Deloitte Touche Tohmatsu

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Santander BanCorp and Subsidiaries
Consolidated Balance Sheets-December 31, 2007 and 2006
(Dollars in thousands, except share data)

	2007	2006
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$118,096	$125,077
Interest-bearing deposits	1,167	780
Federal funds sold and securities purchased under agreements to resell	82,434	73,407

Total cash and cash equivalents	201,697	199,264

Interest-Bearing Deposits	5,439	51,455
Trading Securities, at fair value
Securities pledged that can be repledged	15,965	—
Other trading securities	52,535	50,792

Total trading securities	68,500	50,792

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	667,361	867,944
Other investment securities available for sale	600,837	541,845

Total investment securities available for sale	1,268,198	1,409,789

Other Investment Securities, at amortized cost	64,559	50,710
Loans Held for Sale, net	141,902	196,277
Loans, net	6,769,478	6,640,416
Accrued Interest Receivable	80,029	102,244
Premises and Equipment, net	29,523	56,299
Goodwill	121,482	148,300
Intangible Assets	30,203	47,427
Other Assets	379,203	235,195

	$9,160,213	$9,188,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$755,457	$746,089
Interest-bearing	4,405,246	4,567,885

Total deposits	5,160,703	5,313,974

Federal Funds Purchased and Other Borrowings	1,952,110	1,628,400
Securities Sold Under Agreements to Repurchase	635,597	830,569
Commercial Paper Issued	284,482	209,549
Term Notes	19,371	41,529
Subordinated Capital Notes	247,170	244,468
Accrued Interest Payable	77,356	91,245
Other Liabilities	246,888	249,214

Total liabilities	8,623,677	8,608,948

Contingencies and Commitments (Notes 12, 16, 17, 20 and 21)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding in December 2007 and 2006	126,626	126,626
Capital paid in excess of par value	308,373	304,171
Treasury stock at cost, 4,011,260 shares in December 2007 and 2006	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	(24,478)	(44,213)
Retained earnings:
Reserve fund	139,250	137,511
Undivided profits	54,317	122,677

Total stockholders’ equity	536,536	579,220

	$9,160,213	$9,188,168

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
Interest Income:
Loans	$599,581	$535,327	$359,415
Investment securities	67,830	74,023	71,938
Interest-bearing deposits	3,344	4,439	4,065
Federal funds sold and securities purchased under agreements to resell	3,455	4,531	4,187

Total interest income	674,210	618,320	439,605

Interest Expense:
Deposits	191,415	173,380	122,212
Securities sold under agreements to repurchase and other borrowings	155,229	139,960	86,969
Subordinated capital notes	15,887	14,374	3,402

Total interest expense	362,531	327,714	212,583

Net interest income	311,679	290,606	227,022
Provision for Loan Losses	147,824	65,583	20,400

Net interest income after provision for loan losses	163,855	225,023	206,622

Other Income:
Bank service charges, fees and other	47,201	49,078	42,272
Broker-dealer, asset management and insurance fees	68,265	56,973	53,016
Gain on sale of securities	1,265	—	17,842
Loss on extinguishment of debt	—	—	(5,959)
Gain on sale of loans	6,658	1,994	7,876
Other income	24,731	10,424	10,311

Total other income	148,120	118,469	125,358

Other Operating Expenses:
Salaries and employee benefits	134,258	121,711	95,002
Occupancy costs	23,767	22,476	16,811
Equipment expenses	4,427	4,797	3,802
EDP servicing, amortization and technical assistance	39,255	40,084	31,589
Communication expenses	10,923	11,358	8,232
Business promotion	15,621	11,613	11,065
Goodwill and other intangibles impairment charges	43,349	—	—
Other taxes	12,334	11,514	8,443
Other operating expenses	60,082	54,230	46,442

Total other operating expenses	344,016	277,783	221,386

(Loss) income before provision for income tax	(32,041)	65,709	110,594
Provision for Income Tax	4,204	22,540	30,788

Net (Loss) Income Available to Common Shareholders	$(36,245)	$43,169	$79,806

Basic and Diluted (Loss) Earnings per Common Share	$(0.78)	$0.93	$1.71

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Common Stock:
Balance at beginning of year	$126,626	$126,626	$126,626

Balance at end of year	126,626	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	304,171	304,171	304,171
Capital contribution	4,202	—	—

Balance at end of year	308,373	304,171	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)	(67,552)

Balance at end of year	(67,552)	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(44,213)	(41,591)	(6,818)
Unrealized net gain (loss) on investment securities available for sale, net of tax	18,227	(587)	(34,031)
Unrealized net (loss) gain on cash flow hedges, net of tax	(1,023)	(178)	1,333
Minimum pension benefit (liability), net of tax	2,531	(1,750)	(2,075)
Adoption of SFAS No. 158, net of tax	—	(107)	—

Balance at end of year	(24,478)	(44,213)	(41,591)

Reserve Fund:
Balance at beginning of year	137,511	133,759	126,820
Transfer from undivided profits	1,739	3,752	6,939

Balance at end of year	139,250	137,511	133,759

Undivided Profits:
Balance at beginning of year	122,677	113,114	70,099
Net (loss) income	(36,245)	43,169	79,806
Transfer to reseve fund	(1,739)	(3,752)	(6,939)
Deferred tax benefit amortization	(3)	(5)	(3)
Common stock cash dividends	(29,849)	(29,849)	(29,849)
Cummulative effect of adoption of FIN No.48	(524)	—	—

Balance at end of year	54,317	122,677	113,114

Total stockholders’ equity	$536,536	$579,220	$568,527

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Comprehensive (loss) income
Net (loss) income	$(36,245)	$43,169	$79,806

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale, net of tax	18,170	(926)	(18,298)
Reclassification adjustment for gains (losses) included in net (loss) income, net of tax	57	339	(15,733)

Unrealized gains (losses) on investment securities available for sale, net of tax	18,227	(587)	(34,031)

Unrealized (loss) gain on derivative used for cash flow hedges, net of tax	(1,023)	(178)	1,333
Minimum pension benefit (liability), net of tax	2,531	(1,750)	(2,075)

Total other comprehensive income (loss), net of tax	19,735	(2,515)	(34,773)

Comprehensive (loss) income	$(16,510)	$40,654	$45,033

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(36,245)	$43,169	$79,806

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	16,276	17,595	13,184
Deferred tax (benefit) provision	(23,833)	(2,123)	2,854
Provision for loan losses	147,824	65,583	20,400
Goodwill and other intangibles impairment charges	43,349	—	—
Gain on sale of securities	(1,265)	—	(17,842)
Gain on sale of loans	(6,658)	(1,994)	(7,876)
Gain on sale of mortgage-servicing rights	(132)	(170)	(83)
(Gain) loss on derivatives	(249)	477	(1,964)
Trading gains	(2,831)	(1,243)	(277)
Net (discount) premium amortization (accretion) on securities	(6,782)	(3,421)	3,586
Net (discount) premium amortization (accretion) on loans	(1,793)	(3,994)	1,155
Stocks granted to employees	4,202	—	—
Purchases and originations of loans held for sale	(556,838)	(908,272)	(748,086)
Proceeds from sales of loans	305,183	180,463	253,902
Repayments of loans held for sale	22,511	6,579	12,196
Proceeds from sales of trading securities	2,553,127	9,750,934	1,609,771
Purchases of trading securities	(2,576,040)	(9,755,086)	(1,612,989)
Net change in:
Decrease (increase) in accrued interest receivable	22,215	(24,280)	(33,280)
Increase in other assets	(116,664)	(70,230)	(10,303)
(Decrease) increase in accrued interest payable	(13,889)	26,085	42,494
(Decrease) increase in other liabilities	(37,657)	31,899	19,708

Total adjustments	(229,944)	(691,198)	(453,450)

Net cash used in operating activities	(266,189)	(648,029)	(373,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits	46,016	49,578	(51,034)
Proceeds from sales of investment securities available for sale	149,413	—	906,150
Proceeds from maturities of investment securities available for sale	36,258,629	29,621,084	23,250,923
Purchases of investment securities available for sale	(36,323,477)	(29,591,661)	(23,949,534)
Purchases of other investments	(13,849)	(8,848)	(4,362)
Repayment of securities and securities called	100,631	125,448	173,462
(Payments on) proceeds from derivative transactions	(434)	(392)	2,303
Purchases of mortgage loans	—	—	(289,881)
Net decrease in loans	15,083	359,889	292,987
Proceeds from sales of mortgage-servicing rights	132	170	83
Proceeds from sale of buildings	56,750	—	—
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	—	(740,761)	—
Payment for the acquisition of net assets of insurance company, net of cash and cash equivalents acquired	—	(2,074)	—
Purchases of premises and equipment	(3,694)	(5,611)	(9,076)

Net cash provided by (used in) investing activities	285,200	(193,178)	322,021

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(168,296)	89,349	489,835
Net increase (decrease) in federal funds purchased and other borrowings	323,710	859,554	(11,488)
Net decrease in securities sold under agreements to repurchase	(194,972)	(117,198)	(401,677)
Net increase (decrease) in commercial paper issued	74,933	(124,770)	(295,225)
Net (decrease) increase in term notes	(22,158)	1,314	8,758
Issuance of subordinated capital notes	54	124,078	49,852
Dividends paid	(29,849)	(29,849)	(29,849)

Net cash provided by (used in) financing activities	(16,578)	802,478	(189,794)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,433	(38,729)	(241,417)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	199,264	237,993	479,410

CASH AND CASH EQUIVALENTS, END OF YEAR	$201,697	$199,264	$237,993

(Concluded)
The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
1. Summary of Significant Accounting Policies and Other Matters:
The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (Santander Group), conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry.
Following is a summary of the Corporation’s most significant accounting policies:
Nature of Operations and Use of Estimates
Santander BanCorp is a financial holding company offering a full range of financial services through its wholly owned banking subsidiary Banco Santander Puerto Rico and Subsidiaries (the “Bank”). The Corporation also engages in broker-dealer, asset management, mortgage banking, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Mortgage Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank and Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.
In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of goodwill and other intangibles, income taxes, and the valuation of foreclosed real estate, deferred tax assets and financial instruments.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiaries, Santander Mortgage Corporation and Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation was merged into the Bank and ceased to operate as a separate legal entity.
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
Investment Securities
Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in results of operations. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of operations as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of operations.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized using methods that approximate the interest method over the term of the loans as an adjustment to interest yield. Discounts and premiums on purchased loans are amortized to results of operations over the expected lives of the loans using a method that approximates the interest method.
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
The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2007 had terms ranging from one month to six years.
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

Homogeneous loans, such as consumer installment, credit card, residential mortgage and consumer finance are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category, market loss trends and other relevant economic factors.
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
Goodwill and Intangible Assets
The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested for impairment annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statement of operations.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operation expenses in the consolidated statements of operations.
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
Mortgage-servicing Rights
The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the year ended December 31, 2007. An impairment loss amounting to $51,000 and $214,000 was recognized for the years ended December 31, 2006 and 2005, respectively.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. At December 31, 2007 and 2006, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,056,000,000 and $818,364,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,254,000 and $2,958,000 at December 31, 2007 and 2006, respectively.

Trust Services
In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $1,113,000,000 and $3,718,000,000 at December 31, 2007 and December 31, 2006, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. In December 2006, the Corporation sold to an unaffiliated third party the servicing rights with respect to the following trust accounts: personal trust, customer employee benefit plans, guardianship accounts, insurance trust, escrow accounts and securities custody accounts. No gain or loss was recognized on this transaction on December 2006. For the year ended 2007, a gain of $454,000 was recognized as a result of the completion of the transfer of trust accounts. Since December 31, 2006, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Treasury Stock
Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the consolidated balance sheets. As of December 31, 2007 treasury stock has not been retired or reissued.
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
The Corporation accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Earnings Per Common Share
Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share were 46,639,104 for the years ended December 31, 2007, 2006 and 2005. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows
Supplemental Disclosures of Cash Flow Information:

	2007	2006		2005
	(Dollars in thousands)
Cash paid during the year for:
Interest	$376,420		$301,619		$195,157

Income taxes	$23,648		$34,937		$6,713

Noncash transactions:
Long term incentive plans (See Note 18)	$14,762		$—		$—

Minimum pension benefit (liability) (See Note 17)	$2,531		$(1,750)		$(2,075)

Initial adoption of SFAS No. 158 (See Note 17)	$—		$(107)		$—

Capital Contribution	$4,202	$		$

Recent Accounting Pronouncements that Affect the Corporation
The adoption of the following accounting pronouncements did not have a material impact on the Corporation’s consolidated results of operations and financial condition:
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
The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial condition and results of operations.
•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Corporation’s consolidated financial statements, including disclosures.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Corporation’s consolidated financial statements, including disclosures.

•	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39” In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 in 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures.
•	SOP 07-01“Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The Statement of Position 07-1 (“SOP 07-01”), issued in June 2007, provides guidance for determining whether an entity is within the scope of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (“the AICPA Guide”). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the AICPA Guide. SOP 07-01 was to be effective for fiscal years beginning on or after December 15, 2007. On February of 2008, the FASB issued a final staff position that indefinitely defers the effective dates of SOP 07-01 and, for entities that meet the definition of an “investment company” in SOP 07-01, of FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” The FASB decision was in response to several implementation issues that arose after SOP 07-01 was issued. Nevertheless, management is evaluating the impact, if any, that the adoption of SOP 07-01 may have on its consolidated financial statements and disclosures.

•	FSP FIN No. 46(R) — 7 “Application of FASB Interpretation No. 46(R) to Investment Companies.” In May 2007, the FASB issued Staff Position FSP FIN No.46(R) -7, which amends the scope of the exception on FIN No.46(R) to indicate that investments accounted for at fair value, in accordance with the specialized accounting guidance in the AICPA Guide, are not subject to consolidation under FIN No. 46(R). Management is evaluating the impact, if any, that the adoption of this interpretation may have on its consolidated financial statements and disclosures. As indicated under the guidance of SOP 07-01, which was previously described, the implementation of FSP FIN No. 46(R) -7 is indefinitely delayed until further notification by the FASB.

•	SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141.)” In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management will be evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented on the consolidated financial statements.

•	SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
•	Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation is currently evaluating the potential impact of adopting this SAB 109.

•	Staff Position (FSP) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions"(“FSP FAS 140-d”). In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
2. Trading Securities:
Proceeds from sales of trading securities during 2007, 2006 and 2005 were approximately $2,553,127,000, $9,750,934,000 and $1,609,771,000, respectively. Net gains of approximately $2,660,000, $1,117,000 and $1,099,000 were realized during 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, an unrealized holding gain of $3,000, $96,000 and a loss of $294,000 were recognized, respectively. Trading gain on futures transactions of $168,000 and $30,000 was realized in 2007 and 2006 and trading losses on futures transactions of $528,000 was realized in 2005.

3. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	December 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$317,974	$137	$233	$317,878	3.63%
After one year to five years	354,281	1,703	184	355,800	3.91%

	672,255	1,840	417	673,678	3.78%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,245	—	470	19,775	4.44%
After five years to ten years	15,186	84	159	15,111	5.21%
Over ten years	13,091	62	118	13,035	5.73%

	49,892	146	750	49,288	5.00%

Mortgage-backed securities:
After five years but within ten years	232,420	—	7,296	225,124	4.40%
Over ten years	324,112	—	4,054	320,058	5.41%

	556,532	—	11,350	545,182	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,278,729	$1,986	$12,517	$1,268,198	4.35%

	December 31, 2006
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,497	$29	$28	$252,498	4.90%
After one year to five years	485,258	—	15,421	469,837	3.89%

	737,755	29	15,449	722,335	4.24%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	950	—	2	948	3.85%
After one year to five years	16,005	—	523	15,482	4.26%
After five years to ten years	24,966	6	407	24,565	5.28%
Over ten years	14,781	166	—	14,947	5.79%

	56,702	172	932	55,942	5.10%

Mortgage-backed securities:
Over ten years	653,521	—	22,084	631,437	4.99%

Foreign Securities:
Within one year	25	—	—	25	7.50%
After one year to five years	50	—	—	50	4.65%

	75	—	—	75	5.60%

	$1,448,053	$201	$38,465	$1,409,789	4.57%

The number of positions, fair value and unrealized losses at December 31, 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	5	$228,590	$57	4	$152,132	$360	9	$380,722	$417
Commonwealth of Puerto Rico and its subdivisions	1	9,162	118	18	30,420	632	19	39,582	750
Mortgage-backed securities	—	—	—	31	545,182	11,350	31	545,182	11,350

	6	$237,752	$175	53	$727,734	$12,342	59	$965,486	$12,517

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
As of December 31, 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. Substantially, all of U.S and P.R. Government agencies securities are rated the equivalent of AAA and BBB-, respectively, by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 30, 2007.
Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
Proceeds from sales of investment securities available for sale were approximately $149,413,000 and $906,150,000 in 2007 and 2005, respectively. There were no sales of investment securities available for sale during 2006. Gross gains of approximately $1,265,000 and $17,850,000 were realized in 2007 and 2005, respectively. Gross loss of approximately $7,800 was realized in 2005.

4. Assets Pledged:
At December 31, 2007 and 2006, investment securities and loans were pledged to secure deposits of public funds. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of December 31, were as follows:

	2007	2006
	(Dollars in thousands)
Investment Securities available for sale	415,278	356,728
Loans	306,557	313,582
Other	—	22,004

	$721,835	$692,314

Pledge securities, that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheet.
At December 31, 2007 and 2006, investment securities with a carrying value of approximately $683,326,000 and $867,944,000, respectively, were pledged to securities sold under agreements to repurchase.
5. Loans:
The Corporation’s loan portfolio at December 31 consists of the following:

	2007	2006
	(Dollars in thousands)
Commercial and industrial	$2,530,806	$2,489,959
Consumer	672,888	604,619
Consumer Finance	946,209	849,036
Leasing	98,987	143,836
Construction	486,284	438,573
Mortgage	2,539,811	2,453,429

	7,274,985	6,979,452

Unearned income and deferred fees/costs:
Commercial and Industrial	(3,459)	(8,404)
Consumer Finance	(335,096)	(223,769)
Allowance for loan losses	(166,952)	(106,863)

Loans, net	$6,769,478	$6,640,416

At December 31, the recorded investment in loans that were considered impaired is as follows:

	2007	2006
	(Dollars in thousands)
Impaired loans with related allowance	$152,907	$19,069
Impaired loans that did not require allowance	52,681	38,170

Total impaired loans	$205,588	$57,239

Allowance for impaired loans	$25,594	$4,360

Impaired loans measured based on fair value of collateral	$81,260	$57,239

Impaired loans measured based on discounted cash flows	$124,328	$—

Interest income recognized on impaired loans	$705	$419

The average balance of impaired loans for the years ended December 31, 2007 and 2006 was approximately $105 million and $53 million, respectively.
The following schedule reflects the approximate outstanding principal amount and the effect on earnings of non-accruing loans and past due loans still on an interest accrual basis.

	2007	2006	2005
	(Dollars in thousands)
Principal balance as of December 31	$294,438	$106,852	$73,679

Interest income which would have been recorded had the loans not been classified as non-accruing	$7,708	$3,112	$2,111

Loans past due ninety days or more and still accruing interest	$7,162	$20,938	$2,999

6. Allowance for Loan Losses:
Changes in the allowance for loan losses are summarized as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$106,863	$66,842	$69,177
Allowance acquired (Island Finance)	—	35,104	—
Provision for loan losses	147,824	65,583	20,400

	254,687	167,529	89,577

Losses charged to the allowance:
Commercial and industrial	10,375	9,792	8,044
Construction	2,710	—	1,438
Mortgage	1,768	—	—
Consumer	29,281	16,679	17,351
Consumer Finance	44,484	38,345	—
Leasing	2,742	2,071	986

	91,360	66,887	27,819

Recoveries:
Commercial and industrial	1,192	2,463	1,686
Consumer	904	1,677	2,646
Consumer Finance	1,088	1,314	—
Leasing	441	767	752

	3,625	6,221	5,084

Net loans charged-off	87,735	60,666	22,735

Balance at end of year	$166,952	$106,863	$66,842

7. Premises and Equipment:
The Corporation’s premises and equipment at December 31 are as follows:

	Useful life
	in years	2007	2006
		(Dollars in thousands)
Land		$5,273	$6,926
Buildings	50	9,940	39,875
Equipment	3-10	43,498	52,399
Leasehold improvements	Various	27,030	29,713

		85,741	128,913
Accumulated depreciation and amortization		(56,218)	(72,614)

Premises and Equipment, net		$29,523	$56,299

Depreciation and amortization of premises and equipment for the years ended December 31, 2007, 2006 and 2005 were approximately $8.1 million, $7.6 million and $6.1 million, respectively.
On December 20, 2007, the Bank, after a bidding process that included the participation of several potential purchasers, consummated sale and lease-back transactions (the “Agreements”) with two unaffiliated third parties for the Bank’s two principal properties and 200 parking spaces in a parking facility currently under construction, which pending acquisition from

Crefisa, Inc., an affiliate. The two properties are (i) the Banco Santander Headquarters Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico, including a related parking facility (the “Headquarters Facility”); and (ii) the Santander Operations Facility, a nine story building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico (the “Operations Facility”). The Bank has entered into an agreement with Crefisa to purchase 200 parking spaces in a parking facility under construction, at terms and conditions similar to those that Crefisa has under an option agreement with the developer of the parking facility. The Headquarters Facility and the Operations Facility were sold on an “as-is, where-is” basis for a sales prices of $31.5 million and $25.3 million in cash, respectively, and resulted in a gain which has been deferred (as described below) of $20.0 million and $12.6 million, respectively. The sales price of the 200 parking spaces is $5.5 million which equals the purchase price that they will be acquired from Crefisa, Inc., and accordingly there is no gain or loss on such transaction.
In connection with the execution of the Agreements, the Bank entered into long-term lease agreements for the properties and the parking spaces. The lease agreements are for an initial term of fifteen (15) years, commencing on December 20, 2007 (the “Effective Date”) for the properties and June 2008 for the parking spaces, and ending on December 31, 2022. The Bank may extend each lease for two (2) consecutive five (5) year periods (the “Option Terms”), on substantially the same terms and conditions; provided, that, in the case of the Headquarters Facility, the Bank may, at its discretion, extend the lease for all or a portion of the building, as described in the lease agreements. Commencing on the Effective Date and continuing throughout the initial term, the Bank will pay a monthly rent of $224,270 for the Headquarters Facility, $174,542 for the Operations Facility, and $25,000 for the parking spaces, subject to certain escalation provisions (related to changes in the U.S. CPI) described in the lease agreements. In addition, the monthly rent payable under each of the agreements is subject to a fair market value adjustment at the beginning of each of Option Terms. Management has classified these leases as operating leases. The gain on the sale of the properties, which aggregated $32.6 million, is being amortized in proportion to the related gross rental charged to expense over the lease term of the properties.
As of December 31, 2007, the Corporation owned nineteen facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies twenty-two leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at both Torre Santander buildings, in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and at the Operational Center in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.
8. Goodwill and Other Intangible Assets:
Goodwill
The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	2007	2006
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	113,509

	$121,482	$148,300

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
As a result of the current unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability have declined significantly during 2007, caused by reduced lending activity and increases in nonperforming assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Because the Corporation was unable to complete the second step of the impairment test during the third quarter and an impairment loss was probable and could be reasonably estimated, the Corporation recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which were recorded as reductions to goodwill and other intangible asset, respectively, during the third quarter of 2007. The estimated impairment charges were calculated based on the market and income approach valuation methodologies. These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation completed the second step of the impairment test during the fourth quarter of 2007. Accordingly, during the fourth quarter the Corporation recorded an additional non-cash impairment charge of $3.6 million. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). This impairment charge did not result in cash expenditures and will not result in future cash expenditures.
Upon the completion of the interim impairment test, the Corporation performed its annual impairment assessment as of October 1, 2007 with the assistance of the independent valuation specialist. Based upon their test, and after consideration of the July 1, 2007 impairment charge, the Corporation determined that no additional impairment charge was necessary as of October 1, 2007.
Other Intangible Assets
Other intangible assets at December 31, were as follows:

	2007	2006
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$9,631	$8,433
Wealth Management — Advisory-servicing rights	1,572	1,750
Consumer Finance:
Trade name	18,300	23,700
Customer relationships	—	9,717
Non-compete agreements	700	3,827

	$30,203	$47,427

Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Customer relationships and non-compete agreements are intangible assets related to the acquisition of Island Finance. As discussed above, these intangibles were deemed impaired of July 1, 2007 and written down by $16.5 million. Non-compete agreement is being amortized over 1 year.
Amortization of the other intangibles assets for the period ended December 31, 2007, 2006 and 2005 were approximately $3.8 million, $4.1 million and $1.7 million, respectively.
The estimated amortization expense for each of the next five years and thereafter of the finite lived intangible assets is the following:

Year	Amortization
(in thousands)
2008	$2,553
2009	2,462
2010	2,149
2011	1,768
2012	1,415
Thereafter	1,556

$11,903

9. Other Assets:
Other assets at December 31 consist of the following:

	2007	2006
	(Dollars in thousands)
Deferred tax assets, net (Note 15)	$37,199	$23,796
Accounts receivable	217,993	109,877
Securities sold not delivered, net	—	2,945
Repossesed assets	16,448	6,173
Software, net	8,069	9,214
Prepaid expenses	14,224	17,437
Customers’ liabilities on acceptances	783	3,938
Derivative assets	79,969	59,260
Other	4,518	2,555

	$379,203	$235,195

Amortization of software assets for the period ended December 31, 2007, 2006 and 2005 were approximately $4.4 million, $5.9 million and $5.4 million, respectively.
10. Deposits:
At December 31, 2007 and 2006, interest-bearing deposits, including time deposits, amounted to $4,405 million and $4,568 million, respectively. At December 31, 2007 and 2006, time deposits amounted to approximately $2,772 million and $2,807 million, respectively, of which approximately $927 million and $1,019 million, respectively, mature after one year.
Maturities of time deposits for the next five years and thereafter follow:

Year	Amount
(In thousands)
2008	$1,844,150
2009	99,988
2010	215,428
2011	124,070
2012	120,626
Thereafter	367,299

$2,771,561

The detail of deposits and interest expense are as follows:

	2007		2006		2005
	Carrying	Interest	Carrying	Interest	Carrying	Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(Dollars in thousands)
Non interest bearing

Private demand	$755,077	$—	$745,685	$—	$644,794	$—
Public demand	380	—	404	—	27,431	—

	755,457	—	746,089	—	672,225	—

Savings deposits
Savings	608,195	20,673	707,695	21,668	855,579	18,072
NOW and other transactions	1,025,490	31,112	1,053,612	27,802	1,090,342	19,563

	1,633,685	51,785	1,761,307	49,470	1,945,921	37,635

Certificates of deposits
Under $100,000	271,782	13,715	265,567	12,833	244,504	8,592
$100,000 and over	2,499,779	125,915	2,541,011	111,077	2,362,000	75,985

	2,771,561	139,630	2,806,578	123,910	2,606,504	84,577

	$5,160,703	$191,415	$5,313,974	$173,380	$5,224,650	$122,212

11. Other Borrowings:
Following are summaries of borrowings as of and for the periods indicated:

	December 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$1,952,110	$635,597	$284,482

Average indebtedness outstanding during the year	$1,669,534	$756,117	$379,351

Maximum amount outstanding during the year	$2,000,220	$851,578	$676,957

Average interest rate for the year	5.49%	5.48%	5.48%

Average interest rate at year-end	5.02%	5.43%	5.31%

	December 31, 2006
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$1,628,400	$830,569	$209,549

Average indebtedness outstanding during the year	$1,317,477	$919,899	$373,855

Maximum amount outstanding during the year	$1,828,400	$986,759	$750,000

Average interest rate for the year	5.36%	5.31%	5.09%

Average interest rate at year-end	5.41%	5.45%	5.33%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$502,110	$—
Thirty to ninety days	825,000	—
Over ninety days	625,000	1,628,400

Total	$1,952,110	$1,628,400

Securities sold under agreements to repurchase:
Within thirty days	$10,591	$480,563
Over ninety days	625,006	350,006

Total	$635,597	$830,569

Commercial paper issued:
Within thirty days	$284,482	$209,549

As of December 31, 2007 and 2006 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 7.16 months and 10.63 months, respectively.
As of December 31, 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted
			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$396,540	23.05
Lehman Brothers Special Financing, Inc.	255,590	279,786	49.09
First Puerto Rico Daily Liquidity Fund, Inc.	5,007	7,000	0.07

	$635,597	$683,326	33.34

The following investment securities were sold under agreements to repurchase:

	December 31, 2007
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$270,821	$250,006	$270,821	4.79%
Mortgage-backed securities	412,505	385,591	412,505	5.22%

Total	$683,326	$635,597	$683,326	5.05%

	December 31, 2006
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$309,367	$287,569	$309,367	5.66%
Mortgage-backed securities	558,577	543,000	558,577	5.31%

Total	$867,944	$830,569	$867,944	5.44%

12. Subordinated Capital Notes, Term Notes and Trust Preferred Securities:
Subordinated Capital Notes
Subordinated capital notes at December 31 consisted of the following:

	2007	2006
	(Dollars in thousands)
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032	$73,260	$71,749
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032	50,236	49,099
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	125,000	125,000

	248,496	245,848
Unamortized discount	(1,326)	(1,380)

	$247,170	$244,468

Term Notes
Term notes payable outstanding at December 31 consisted of the following:

	2007	2006
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$30,000
Term notes maturing May 31, 2011 with fixed interest of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	47,000
Unamortized discount	(2,444)	(5,471)

	$19,371	$41,529

The term notes issued contain certain general covenants related to financial ratios, among others. The Corporation was in compliance with such covenants at December 31, 2007.
Trust Preferred Securities
At December 31, 2006, the Corporation had established a trust for the purpose of issuing trust preferred securities to the public in connection with the acquisition of Island Finance. The trust is a 100% owned subsidiary of the Corporation and is consolidated pursuant to the provisions of FIN 46R, “Consolidation of Variable Interest Entities”. In connection with this financing arrangement, the Corporation completed the private placement of $125 million Preferred Securities and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes (included on the table for subordinated capital notes above) and the dividends are classified as interest expense in the accompanying consolidated statements of operations.
13. Reserve Fund:
The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of the Bank’s annual net income be made, until such fund equals 100% of total paid-in capital, on common and preferred stock. Such transfers restrict the retained earnings, which would otherwise be available for dividends. At December 31, 2007 and 2006, the reserve fund amounted to approximately $139.3 million and $137.5 million, respectively.
14. Common Stock Transactions:
During 2007 and 2006, the Corporation declared and paid quarterly cash dividends of $0.16 per common share.
The Corporation adopted and implemented Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs, the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase Program under which it may acquire up to 3% of its outstanding common shares. As of December 31, 2007 and 2006, a total of 4,011,260 common shares with a cost of approximately $67,552,000 had been repurchased under these programs and are recorded as treasury stock in the accompanying consolidated balance sheets.
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
The Corporation is also subject to federal income tax on its United States (U.S.) source income. However, the Corporation had no taxable U.S. income for each of the three years in the period ended December 31, 2007. The Corporation is not subject to federal income tax on U.S. Treasury securities that qualify as portfolio interest.
On August 1, 2005, a temporary two-year surtax of 2.5% applicable to Puerto Rico corporations was enacted. This surtax is applicable to taxable years beginning after December 31, 2004 and increases the maximum marginal corporate income tax rate from 39% to 41.5% for the years ended December 31, 2005 and 2006. An additional 2% surtax was imposed on the Corporation for a period of one year commencing on January 1, 2006 as a result of the Puerto Rico Government’s budget deficit. This surtax increases the maximum marginal corporate income tax rate to 43.5% for the year ended December 31, 2006.
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
The components of the provision for income tax for the years ended December 31 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Current tax provision	$28,037	$24,663	$27,934
Deferred tax (benefit) provision	(23,833)	(2,123)	2,854

Provision for income tax	$4,204	$22,540	$30,788

The difference between the income tax provision and the amount computed using the statutory rate is due to the following:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax at statutory rate	$(12,496)	(39%)	$25,626	39%	$43,131	39%
Benefits of net tax-exempt income	(6,249)	(19%)	(5,684)	(9%)	(10,250)	(9%)
Lapse of statutes of limitations	(1,571)	(5%)	(2,000)	(3%)	(3,700)	(3%)
Effect of surtaxes	—	0%	2,269	3%	1,867	1%
Deferred tax valuation allowance	23,103	72%
Other	1,417	4%	2,329	4%	(260)	0%

Provision for income tax	$4,204	13%	$22,540	34%	$30,788	28%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	2007	2006
	(Dollars in thousands)
Deferred Tax Assets-
Unrealized loss on investment securities available for sale	$2,902	$12,375
Allowance for loan losses	28,680	5,188
Long term incentive plans	6,788	2,788
Deferred gain on sale of properties	4,966	170
Postretirement and pension benefits	9,961	11,579
Amortization of intangibles and impairment charges	3,047	—
Insurance cancellations	2,255	1,135
Other	5,785	3,337

	64,384	36,572

Deferred Tax Liabilities-
Net deferred loan origination costs	(1,160)	(1,155)
Unrealized gain on derivatives	—	(337)
Amortization of intangibles	—	(8,718)
Mortgage-servicing rights and other	(2,922)	(2,566)

	(4,082)	(12,776)

Valuation allowance	(23,103)	—

Deferred tax asset, net	$37,199	$23,796

Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Corporation’s liability for unrecognized tax benefits totaled $12.7 million, which included $1.8 million of interest and penalties. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions is as follows:

(in thousands)
Balance at January 1, 2007	$12,676
Additions for tax positions of prior years	2,980
Additions for tax positions of current year	2,422
Lapse of statutes of limitations	(1,571)

Balance at December 31, 2007	$16,507

The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense.
For the year ended December 31, 2007, the Corporation recognized $1.4 million of interest and penalties for uncertain tax positions recognized during 2007. As of December 31, 2007, the related accrued interest approximated $2.6 million. At December 31, 2007, the Corporation had $10.4 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statues of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2007, the following years remain subject to examination Puerto Rico — 2003 through 2006. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
The Corporation recognized a tax benefit of $1.6 million as a result of the expiration of the statute of limitations related to the uncertain tax positions.
At December 31, 2007, Santander Financial Services had approximately $1.1 million in Puerto Rico Income Tax Operating Loss Carryforward, which if not utilized will begin to expire in 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. amounting to $23.1 million at December 31, 2007. Accordingly, a deferred tax asset valuation allowance of $23.1 million was recorded at December 31, 2007.
16. Contingencies and Commitments:
The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom will not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Corporation.
The Corporation leases certain operating facilities under non-cancelable operating leases, including leases with related parties, and has other agreements expiring at various dates through 2025. Rent expense charged to operations related to these leases was approximately $10,721,000, $10,269,000 and $6,927,000 for 2007, 2006 and 2005, respectively. At December 31, 2007, the minimum unexpired commitments for leases and other commitments are as follows:

Year	Leases	Other commitments	Total
		(In thousands)
2008	$14,914	$8,062	$22,976
2009	13,204	—	13,204
2010	11,395	—	11,395
2011	9,839	—	9,839
2012	8,912	—	8,912
Thereafter	64,576	—	64,576

	$122,840	$8,062	$130,902

17. Employee Benefits Plan:
Pension Plan
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
During 2006, the FASB issued SFAS No. 158 which requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income (AOCI). Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard.
Amounts included in AOCI (pre-tax) as of December 31, 2007 were as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
		(Dollars in thousands)
Net transition asset	$(16)	$—	$(16)
Net actuarial loss	25,505	52	25,557

	$25,489	$52	$25,541

The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
	(Dollars in thousands)
Net transition asset	$(2)	$—	$(2)
Net actuarial loss	717	8	725

	$715	$8	$723

The following presents the funded status of the Corporation’s Plan at December 31, based on the actuarial assumptions described below.

	2007	2006
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$39,444	$38,287
Service cost-benefits earned during the year	—	1,762
Interest cost on projected benefit obligation	2,279	2,369
Actuarial (gain) loss	(3,243)	3,558
Benefit distributions	(1,557)	(1,333)
Effect of plan curtailment	—	(5,199)

Projected benefit obligation at end of year	36,923	39,444

Change in plan assets:
Fair value of plan assets at beginning of year	30,266	25,833
Actual return on plan assets	1,288	3,090
Employer contributions	5,743	2,676
Benefit distributions	(1,557)	(1,333)

Fair value of plan assets at end of year	35,740	30,266

Funded status	(1,183)	(9,178)
Unrecognized net actuarial gain	6,756	8,984
Unrecognized transition amount	(16)	(18)

Prepaid (accrued) pension benefit	$5,557	$(212)

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(1,183)	$(8,966)
Accumulated other comprehensive income	6,740	8,966

Net amount recognized	$5,557	$—

(Decrease) increase in minimum liability included in other comprehensive income	$(2,225)	$1,228

Projected benefit obligation	$36,923	$39,444
Accumulated benefit obligation	$36,923	$39,444
Fair value of plan assets	$35,740	$30,266
For each of the three years in the period ended December 31, the pension costs for the Corporation’s Plan included the following components:

	2007	2006	2005
	(Dollars in thousands)
Service cost during the year	$—	$1,762	$1,670
Interest cost on projected benefit obligation	2,279	2,369	2,106
Expected return on assets	(2,718)	(2,228)	(2,210)
Net amortization	411	773	525
Curtailment loss	—	754	—

Net periodic pension cost	$(28)	$3,430	$2,091

Assumptions used to determine benefit obligation for the Corporation’s Plan as of December 31, included:

	2007	2006	2005
Discount rate	6.50%	5.75%	6.00%

Rate of compensation increase	n/a	3.00%	3.00%

Assumptions used to determine net periodic pension cost for the Corporation’s Plan as of December 31 included:

	2007	2006	2005
Discount rate	5.75%	6.00%	6.00%

Rate of compensation increase	n/a	3.00%	3.00%

Expected return on plan assets	8.50%	8.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the Corporation’s Plan actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by such consultants are based on broad equity and bond indices. The Corporation also considered historical returns on its plan assets. The Corporation anticipates the investment managers for the plan will generate annual long term rate of returns of at least 7.50%.
The Corporation’s Plan asset allocations at December 31, by asset category are as follows:

	2007	2006
Asset Category:
Equity securities	56%	62%
Debt securities	38%	36%
Other	6%	2%

Total	100%	100%

The expected contribution to the Corporation’s Plan for 2008 is $989,617.

The following presents the funded status of the BCH Plan at November 30, based on the actuarial assumptions described below:

	2007	2006
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,889	$32,967
Interest cost on projected benefit obligation	1,838	1,998
Actuarial loss	195	1,751
Benefit distributions	(1,991)	(3,827)

Projected benefit obligation at end of year	32,931	32,889

Change in plan assets:
Fair value of plan assets at beginning of year	25,385	24,725
Actual return on plan assets	1,991	1,797
Employer contributions	2,240	2,690
Benefit distributions	(1,991)	(3,827)

Fair value of plan assets at end of year	27,625	25,385

Funded status	(5,306)	(7,504)
Contributions after measurement date and/or before end of year	610	—
Unrecognized actuarial gain	18,749	20,549

Prepaid pension benefit	$14,053	$13,045

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(4,696)	$(7,504)
Accumulated other comprehensive income	18,749	20,549

Net amount recognized	$14,053	$13,045

(Decrease) increase in minimum liability included in other comprehensive income	$(1,801)	$1,640

Projected benefit obligation	$32,931	$32,889
Accumulated benefit obligation	$32,931	$32,889
Fair value of plan assets	$27,625	$25,385
For each of the three years in the period ended November 30, the pension costs for the BCH Plan included the following components. Effective November 30, 1996, the benefits in this plan were frozen.

	2007	2006	2005
	(Dollars in thousands)
Interest cost on projected benefit obligation	$1,838	$1,998	$1,936
Expected return on assets	(2,170)	(2,199)	(2,092)
Net amortization	513	513	440

Net periodic pension cost	$181	$312	$284

Assumptions used to determine benefit obligation for the BCH Plan as of November 30, included:

	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%

Rate of compensation increase	n/a	0.00%	0.00%

Assumptions used to determine net periodic pension cost for the BCH Plan as of November 30 included:

	2007	2006	2005
Discount rate	5.75%	6.00%	6.00%

Rate of compensation increase	n/a	0.00%	0.00%

Expected return on plan assets	8.50%	8.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the BCH Plan’s actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by such consultants are based on broad equity and bond indices. The Corporation also considered historical returns on its plan assets. The Corporation anticipates that the BCH Plan’s investment managers for the plan will generate annual long term rate of returns of at least 7.50%.
The Corporation’s asset allocations for the BCH Plan at November 30 by asset category are as follows:

	2007	2006
Asset Category:
Equity securities	57%	56%
Debt securities	36%	37%
Other	7%	7%

Total	100%	100%

The expected contribution to the BCH Plan for 2008 is $885,401.
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

Expected future benefit payments for the plans at the end of their respective fiscal years are as follows:

	Corporation’s	BCH
	Plan	Plan
	(Dollars in thousands)
2008	$1,581	$1,816
2009	1,618	1,897
2010	1,694	2,061
2011	1,782	2,394
2012	1,866	2,776
2013 through 2017	10,797	15,815
Savings Plan
The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contributions for the years ended December 31, 2007, 2006 and 2005, amounted to $1,476,000, $1,554,000 and $1,374,000, respectively.
18. Long Term Incentive Plans:
Santander Spain sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized compensation expense under this plan amounting to $10.3 million and $0.8 million in 2007 and 2006, respectively. The cost of this plan will be reimbursed to the Corporation by Santander Spain, at which time the liability will be reclassified into capital as a capital contribution.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Spain’s operating entities as part of this year’s celebration of Santander Group 150th Anniversary distributed during August of 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in or stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.2 million in 2007.

19. Related Party Transactions:
The Corporation engages in transactions with affiliated companies in the ordinary course of its business. At December 31, 2007, 2006 and 2005 and for the year ended, the Corporation had the following transactions with related parties:

	2007	2006	2005
	(Dollars in thousands)
Deposits from related parties	$17,344	$60,062	$40,905
Interest-bearing deposits with affiliates	1,106	555	389
Other borrowings with an affiliate	—	—	118,846
Loans to directors, officers, and related parties (on substantially the same terms and credit risks as loans to third parties)	3,288	4,388	5,929
Technical assistance income for services rendered	2,769	2,893	2,214
EDP services received	13,461	14,527	11,841
Technical assistance expense for software development	199	595	384
Rental income	441	319	—
Fair value of derivative financial instruments purchased from affiliates	(26,917)	21,780	19,286
Fair value of derivative financial instruments sold to affiliates	354	1,000	118

20. Derivative Financial Instruments:
As of December 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Loss* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2007	Dec. 31, 2007
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(2,027)	$—	$(1,023)
FAIR VALUE HEDGES
Interest rate swaps	937,863	(4,425)	(465)	—
OTHER DERIVATIVES
Options	133,562	22,590	134	—
Embedded options on stock-indexed deposits	133,562	(22,590)	(134)	—
Interest rate caps	7,381	7	(58)	—
Customer interest rate caps	7,381	(7)	58	—
Customer interest rate swaps	1,496,798	44,380	44,432	—
Interest rate swaps	1,498,381	(43,589)	(44,068)	—
Interest rate swaps	242,000	(534)	315	—
Loan commitments	1,451	45	35	—
			$249	$(1,023)

*	Net of tax
As of December 31, 2006, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Income (Loss)*
	Notional		ended	for the year ended
	Value	Fair Value	Dec. 31, 2006	Dec. 31, 2006
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$825,000	$(351)	$—	$(214)
Foreign currency swaps	—	—		36
FAIR VALUE HEDGES
Interest rate swaps	1,189,740	(22,065)	64	—
OTHER DERIVATIVES
Options	153,528	33,512	7,057	—
Embedded options on stock-indexed deposits	153,528	(33,512)	(7,057)	—
Interest rate caps	36,889	68	12	—
Customer interest rate caps	34,095	(65)	(10)	—
Customer interest rate swaps	1,619,554	(52)	3,021	—
Interest rate swaps	1,621,555	479	(3,216)	—
Interest rate swaps	387,000	(849)	(397)
Loan commitments	1,988	9	49	—

			$(477)	$(178)

*	Net of tax

The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of December 31, 2007, the Corporation had outstanding $650 million of interest rate swaps designed as cash flow hedges. As of December 31, 2007 and December 31, 2006 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $1.0 million and $0.2 million, respectively, of which the Corporation expects to reclassify approximately $1.1 million into earnings during the first quarter of 2008.
As of December 31, 2007, the Corporation also had outstanding interest rate swap agreements with a notional amount of approximately $937.9 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.10% and 5.39%, respectively. As of December 31, 2007, the Corporation had retail fixed rate certificates of deposit amounting to approximately $786 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2007, the Corporation recognized a loss of approximately $465,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of operations.
As of December 31, 2006, the Corporation also had outstanding interest rate swap agreements with a notional amount of approximately $1.2 billion, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.37% and 4.84%, respectively. As of December 31, 2006, the Corporation had retail fixed rate certificates of deposit amounting to approximately $1.0 billion and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2006, the Corporation recognized a gain of approximately $64,000 on fair value hedges due to hedge ineffectiveness, which is included in other income in the consolidated statements of operations.
The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other gains and losses in the consolidated statements of operations. For the year ended December 31, 2007, a loss of approximately $0.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $0.1 million was recorded on the option contracts. For the year ended December 31, 2006, a loss of approximately $7.1 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $7.1 million was recorded on the option contracts.
The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the year ended December 31, 2007 and the year ended December 31, 2006, the Corporation recognized a gain on these transactions of $364,000 and a loss of $195,000, respectively.
To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the year ended December 31, 2007 and the year ended December 31, 2006, the Corporation recognized a gain of $315,000 and a loss of $397,000, respectively, on these transactions.
The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 133. As of December 31, 2007, the Corporation had loan commitments outstanding for approximately $1.5 million and recognized a gain of $35,000 on these commitments. At December 31, 2006, the Corporation had loan commitments outstanding for approximately $2.0 million and recognized a gain of $49,000 on these commitments.

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
The Corporation’s exposure to credit loss, in the event of nonperformance by the counterparties to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual notional amounts of those instruments.
The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract amount of financial instruments with off-balance sheet risk, whose amounts represent credit risk as of December 31, 2007 and 2006, was as follows:

	2007	2006
	(Dollars in thousands)
Standby letters of credit and financial guarantees written	$134,470	$184,959

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,530,017	$1,666,490

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2007 and 2006, the Corporation’s liabilities include $1,479,000 and $2,241,000, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization since inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2007 had terms ranging from one month to six years. The contract amounts of the standby letters of credit of approximately $134,470,000 at December 31, 2007, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate. The Corporation holds collateral as guarantee for most of these financial instruments. The Corporation’s commitment to extend credit, approved loans not yet disbursed and unused lines of credit amounted to approximately $1.5 billion and $1.7 billion at December 31, 2007 and 2006, respectively, and had a fair value of $1.5 billion and $1.7 billion, respectively.

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
Fair value for non-performing loans, and loans with payments in arrears, is based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risks, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
Accrued Interest Receivable
The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.
Deposits
The fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of December 31, 2007 and 2006, respectively. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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
Subordinated Capital Notes and Term Notes
The fair value of variable rate subordinated capital notes and fluctuating annual rate term notes is equal to the balance as of December 31, 2007 and 2006, since such notes are tied to floating rates. The fair value of the fixed annual rate term notes is based on discounted cash flows, which consider an estimated discount rate currently offered for similar borrowings.
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

Following are the cost and fair value of financial instruments as of December 31:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Consolidated balance sheets financial instruments:
Cash, cash equivalents and all interest-bearing deposits	$207,136	$207,136	$250,719	$250,719

Trading securities	$68,500	$68,500	$50,792	$50,792

Investment securities available for sale	$1,268,198	$1,268,198	$1,409,789	$1,409,789

Other investment securities	$64,559	$64,559	$50,710	$50,710

Loans held for sale	$141,902	$141,902	$196,277	$196,277

Loans	$6,769,478	$7,137,915	$6,640,416	$6,829,732

Accrued interest receivable	$80,029	$80,029	$102,244	$102,244

Deposits:
Non interest-bearing	$755,457	$755,457	$746,089	$746,089
Interest-bearing	4,405,246	4,404,647	4,567,885	4,582,696

Total	$5,160,703	$5,160,104	$5,313,974	$5,328,785

Federal funds purchased and other borrowings	$1,952,110	$1,952,110	$1,628,400	$1,628,400

Securities sold under agreements to repurchase	$635,597	$635,597	$830,569	$830,569

Commercial paper issued	$284,482	$284,502	$209,549	$210,935

Subordinated capital and term notes	$266,541	$285,982	$285,997	$303,843

Accrued interest payable	$77,356	$77,356	$91,245	$91,245

	2007		2006
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$134,470	$(1,479)	$184,959	$(2,241)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,530,017	$(1,530)	$1,666,490	$(1,667)

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management’s opinion, the Corporation and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2007 and 2006.
At December 31, 2007 and 2006, the Corporation’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2007
	Required		Actual
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$528,134	8%	$696,909	10.56%
Tier I Capital (to Risk Weighted Assets)	$264,067	4%	$490,259	7.43%
Leverage Ratio	$273,298	3%	$490,259	5.38%

	December 31, 2006
	Required		Actual
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$529,191	8%	$723,269	10.93%
Tier I Capital (to Risk Weighted Assets)	$264,596	4%	$520,794	7.87%
Leverage Ratio	$269,000	3%	$520,794	5.81%

As of December 31, 2007, the Bank qualified as a well-capitalized institution under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table below. At December 31, 2007, there are no conditions or events that management believes to have changed the Bank’s category since the regulator’s last notification.
At December 31, 2007 and 2006, the Bank’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2007
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
			(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$474,647	8%	$647,482	10.91%	>	10%

Tier I Capital (to Risk Weighted Assets)	$237,324	4%	$573,022	9.66%	>	6%

Leverage Ratio	$251,493	3%	$573,022	6.84%	>	5%

	December 31, 2006
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
		(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$469,346	8%	$651,350	11.10%	>	10%

Tier I Capital (to Risk Weighted Assets)	$234,673	4%	$583,941	9.95%	>	6%

Leverage Ratio	$244,857	3%	$583,941	7.15%	>	5%

25. Segment Information:
Types of Products and Services
The Corporation has five (four in 2005) reportable segments: Commercial Banking, Mortgage Banking, Consumer Finance, Treasury and Investments and Wealth Management. Insurance operations and International Banking are other lines of business in which the Corporation commenced its involvement during 2000 and 2001, respectively, and are included in the “Other” column below since they did not meet the quantitative thresholds for disclosure of segment information.
Measurement of Segment Profit or Loss and Segment Assets
The Corporation’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their unique technology, marketing and distribution requirements.
The following present financial information of reportable segments as of and for the years ended December 31, 2007, 2006 and 2005. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	December 31, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$351,120	$190,889	$144,027	$75,821	$64,378	$46,671	$(50,576)	$822,330
Intersegment revenue	9,458	13,571	—	—	2,074	25,473	(50,576)	—
Interest income	299,105	168,238	140,881	71,418	2,667	24,607	(32,706)	674,210
Interest expense	99,409	102,038	36,898	116,669	3,613	30,081	(26,177)	362,531
Depreciation and amortization	4,092	2,066	3,645	816	1,220	4,437	—	16,276
Segment income (loss) before income tax	79,406	51,596	(57,991)	(47,203)	16,359	(66,544)	(7,664)	(32,041)
Segment assets	4,014,385	2,752,186	684,115	1,533,832	130,229	537,792	(492,326)	9,160,213

	December 31, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$311,451	$175,877	$121,159	$80,630	$49,865	$64,956	$(67,149)	$736,789
Intersegment revenue	11,472	8,698	—	—	1,400	45,579	(67,149)	—
Interest income	268,806	162,572	118,154	80,275	2,283	41,359	(55,129)	618,320
Interest expense	87,654	90,423	34,738	113,878	3,183	46,096	(48,258)	327,714
Depreciation and amortization	5,567	1,852	3,633	776	1,030	4,737	—	17,595
Segment income (loss) before income tax	95,180	60,595	(1,287)	(38,101)	13,185	(56,442)	(7,421)	65,709
Segment assets	3,929,196	2,715,577	805,173	1,684,649	100,585	506,587	(553,599)	9,188,168

	December 31, 2005
	Commercial	Mortgage	Treasury and	Wealth			Consolidated
	Banking	Banking	Investments	Management	Other	Eliminations	Total
			(Dollars in thousands)
Total external revenue	$246,704	$173,477	$90,838	$49,714	$21,270	$(17,040)	$564,963
Intersegment revenue	10,237	2,025	—	1,452	3,326	(17,040)	—
Interest income	208,098	164,261	77,447	1,697	(638)	(11,260)	439,605
Interest expense	59,348	60,998	96,100	2,003	5,629	(11,495)	212,583
Depreciation and amortization	5,774	1,808	642	731	4,229	—	13,184
Segment income (loss) before income tax	67,257	98,249	(9,956)	13,835	(57,861)	(930)	110,594
Segment assets	3,536,945	2,837,931	1,887,680	90,109	210,134	(290,851)	8,271,948
Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals at December 31, follows:

	2007	2006	2005
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$826,235	$733,421	$557,040
Other revenues	46,671	70,517	24,963
Elimination of intersegment revenues	(50,576)	(67,149)	(17,040)

Total consolidated revenues	$822,330	$736,789	$564,963

Total income before tax of reportable segments	$42,167	$127,299	$167,609
Income (loss) before tax of other segments	(66,544)	(54,169)	(56,085)
Elimination of intersegment profits	(7,664)	(7,421)	(930)

Consolidated income before tax	$(32,041)	$65,709	$110,594

Assets:
Total assets for reportable segments	$9,114,747	$9,146,499	$8,257,552
Assets not attributed to segments	537,792	595,268	305,247
Elimination of intersegment assets	(492,326)	(553,599)	(290,851)

Total consolidated assets	$9,160,213	$9,188,168	$8,271,948

26. Quarterly Results (Unaudited):
The following table reflects the unaudited quarterly results of the Corporation during the years ended December 31, 2007, 2006 and 2005.

	Quarters Ended 2007
	March 31	June 30	September 30	December 31
		(Dollars in thousands, except per share data)
Interest Income	$167,077	$168,242	$170,149	$168,742
Net Interest Income	79,402	78,197	76,039	78,041
Net Interest Income after Provision for Loan Losses	57,378	47,347	28,689	30,441
Income (Loss) before Provision for Income Tax	19,383	5,505	(55,011)	(1,918)
Net Income (Loss)	11,729	4,096	(50,099)	(1,971)

Earnings (Loss) per Common Share	0.25	0.09	(1.07)	(0.05)

	Quarters Ended 2006
	March 31	June 30	September 30	December 31
		(Dollars in thousands, except per share data)
Interest Income	$132,084	$158,534	$162,086	$165,616
Net Interest Income	62,786	77,856	74,708	75,256
Net Interest Income after Provision for Loan Losses	55,248	61,881	54,308	53,586
Income before Provision for Income Tax	21,951	18,383	9,692	15,683
Net Income	13,356	11,028	8,726	10,059

Earnings per Common Share	0.29	0.23	0.19	0.22

	Quarters Ended 2005
	March 31	June 30	September 30	December 31
		(Dollars in thousands, except per share data)
Interest Income	$101,388	$104,050	$112,470	$121,697
Net Interest Income	56,108	54,262	55,577	61,075
Net Interest Income after Provision for Loan Losses	49,408	50,212	50,927	56,075
Income before Provision for Income Tax	33,130	28,016	23,693	25,755
Net Income	25,914	19,633	17,395	16,864

Earnings per Common Share	0.56	0.42	0.37	0.36

27. Santander BanCorp (Parent Company Only) Financial Information:
The following condensed financial information presents the financial position of the Parent Company only, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007.
The net income of Santander Bancorp (parent company only) is nominally greater than the consolidated net income of Santander BanCorp and subsidiaries, because it includes a transaction between Santander BanCorp’s wholly owned subsidiaries, Banco Santander Puerto Rico and Santander Securities Corporation, which has a different accounting treatment in the stand-alone financial statements of each of these entities. Such transaction is eliminated in consolidation.
Santander Bancorp
Balance Sheet Information December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
ASSETS
Cash and due from banks	$11,875	$15,890
Interest-bearing deposits	30,079	51,000

Total cash and cash equivalents	41,954	66,890
Loans	235,469	262,824
Investment in Subsidiaries	755,670	786,731
Accrued Interest Receivable	6,534	10,414
Other Assets	921	787

	$1,040,548	$1,127,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$235,000	$275,000
Subordinated Capital Notes	251,045	248,343
Accrued Interest Payable	5,830	9,290
Other Liabilities	10,073	14,202

Total liabilities	501,948	546,835

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding at December 31, 2007 and 2006	126,626	126,626
Capital paid in excess of par value	556,192	552,195
Treasury stock at cost, 4,011,260 shares at December 31, 2007 and 2006	(67,552)	(67,552)
Accumulated other comprehensive loss from unconsolidated subsidiaries, net of tax	(24,478)	(44,213)
Retained earnings-
Undivided loss	(52,188)	13,755

Total stockholders’ equity	538,600)	580,811

	$1,040,548	$1,127,646

Santander BanCorp

Statements of Operations Information
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Interest Income:
Loans	$17,883	$42,472	$5,629
Interest-bearing deposits	1,867	1,952	848

Total interest income	19,750	44,424	6,477

Interest Expense:
Borrowings	13,931	34,661	4,253
Term and subordinated capital notes	16,157	14,619	3,402

Total interest expense	30,088	49,280	7,655

Net interest loss	(10,338)	(4,856)	(1,178)
Other (Loss) Income:
Derivative (loss) gains	(10)	40	(122)
Equity in (losses) earnings of subsidiaries	(24,524)	50,327	83,617

Total other (loss) income	(24,534)	50,367	83,495

Other Operating Expenses:
Professional fees	844	1,419	1,149
Other taxes	(615)	475	285
Other operating expenses	774	376	202

Total other operating expenses	1,003	2,270	1,636

(Loss) Income before provision (benefit) for income tax	(35,875)	43,241	80,681
Provision (Benefit) for Income Tax	(88)	16	(55)

Net (Loss) Income	$(35,787)	$43,225	$80,736

Santander BanCorp
Statements of Cash Flows Information
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,787)	$43,225	$80,736

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries, net of dividends received	54,487	(15,684)	(51,225)
Deferred tax (benefit) provision	(88)	16	(55)
Decrease (increase) in other assets and accrued interest receivable	3,746	(6,564)	(3,759)
(Decrease) increase in other liabilities and accrued interest payable	(7,502)	8,314	9,560

Total adjustments	50,643	(13,918)	(45,479)

Net cash provided by operating activities	14,856	29,307	35,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	27,355	(123,389)	(96,435)
Investment in subsidiary	—	(147,029)	—

Net cash provided by (used in) investing activities	27,355	(270,418)	(96,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of borrowings	235,000	1,000,000	118,846
Repayment of borrowings	(275,000)	(843,846)	(30,000)
Issuance of subordinated capital notes	2,702	127,370	48,385
Dividends paid	(29,849)	(29,849)	(29,849)

Net cash (used in) provided by financing activities	(67,147)	253,675	107,382

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,936)	12,564	46,204
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,890	54,326	8,122

CASH AND CASH EQUIVALENTS, END OF YEAR	$41,954	$66,890	$54,326

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
Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.
The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting. Their report appears herein.

Change in Internal Control Over Financial Reporting
None
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Principal Holders of Capital Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors”, “Nominees for Election”, “Meetings of the Board of Directors and Committees” and “Executive Officers” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Compensation of Executive Officers” of the definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Principal Holders of Capital Stock” of the definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Transactions with Related Parties” of the definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Disclosure of Audit Fees” of the definitive Proxy Statement to be filed with the SEC on or about March 24, 2008, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
A.	The following documents are incorporated by reference from Item 8 hereof:

(1) Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31 2007, 2006 and 2005
Notes to Consolidated Financial Statements December 31, 2007, 2006 and 2005
(2)	Financial Statement Schedules are not presented because the information is not applicable or is included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3)	The exhibits listed on the Exhibit Index on page 133 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP (REGISTRANT)

Dated: 03/17/2008	By:	/s/ JOSE RAMON GONZALEZ
Director and Vice Chairman
President and Chief Executive Officer

Dated: 03/17/2008	By:	/s/ CARLOS M. GARCIA
Director
Senior Executive Vice President and Chief Operating Officer

Dated: 03/17/2008	By:	/s/ MARIA CALERO
Director
Executive Vice President and Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ GONZALO DE LAS HERAS	Chairman	03/17/2008

/s/ JESUS M. ZABALZA	Director	03/17/2008

/s/ VICTOR ARBULU	Director	03/17/2008

/s/ ROBERTO VALENTIN	Director	03/17/2008

/s/ STEPHEN FERRISS	Director	03/17/2008

EXHIBIT INDEX

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07

(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX – Con’t

Exhibit No.	Exhibit Description	Reference
(10.13)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.14)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.15)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.16)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.17)	Bridge Facility Agreement among Santander BanCorp, Santander Financial Services, Inc. and National Australia Bank Limited.	Exhibit 10.1 8K-10/09/07

(10.18)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18

(10.19)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19

(10.20)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20

(10.21)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(21)	Subsidiaries of the Registrants	Exhibit 21

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1