Form 10-Q
period 2008-03-31
SANTANDER BANCORP
filed 2008-05-15
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of March 31, 2008

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and Cash Equivalents:
Cash and due from banks	$184,960	$118,096
Interest-bearing deposits	1,059	1,167
Federal funds sold and securities purchased under agreements to resell	290,803	82,434

Total cash and cash equivalents	476,822	201,697

Interest-Bearing Deposits	9,134	5,439
Trading Securities, at fair value:
Securities pledged that can be repledged	—	15,965
Other trading securities	61,874	52,535

Total trading securities	61,874	68,500

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	629,749	667,361
Other investment securities available for sale	443,271	600,837

Total investment securities available for sale	1,073,020	1,268,198

Other Investment Securities, at amortized cost	70,184	64,559
Loans Held for Sale, net	142,452	141,902
Loans, net	6,775,625	6,769,478
Accrued Interest Receivable	67,412	80,029
Premises and Equipment, net	30,416	29,523
Goodwill	121,482	121,482
Intangible Assets	29,904	30,203
Other Assets	446,693	379,203

	$9,305,018	$9,160,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$809,197	$755,457
Interest-bearing, including $432.7 million at fair value in 2008	4,744,468	4,405,246

Total deposits	5,553,665	5,160,703

Federal Funds Purchased and Other Borrowings	1,422,330	1,952,110
Securities Sold Under Agreements to Repurchase	575,000	635,597
Commercial Paper Issued	583,179	284,482
Term Notes	19,518	19,371
Subordinated Capital Notes, including $119.0 million at fair value in 2008	243,069	247,170
Accrued Interest Payable	58,744	77,356
Other Liabilities	282,664	246,888

Total liabilities	8,738,169	8,623,677

Contingencies and Commitments (Notes 10, 11, 12 and 14)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	313,884	308,373
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	(15,951)	(24,478)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	70,592	54,317

Total stockholders’ equity	566,849	536,536

	$9,305,018	$9,160,213

The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2008	2007
Interest Income:
Loans	$143,670	$148,355
Investment securities	14,120	16,908
Interest-bearing deposits	451	1,150
Federal funds sold and securities purchased under agreements to resell	788	666

Total interest income	159,029	167,079

Interest Expense:
Deposits	39,206	45,964
Securities sold under agreements to repurchase and other borrowings	31,559	37,779
Subordinated capital notes	3,665	3,934

Total interest expense	74,430	87,677

Net interest income	84,599	79,402
Provision for Loan Losses	39,575	22,024

Net interest income after provision for loan losses	45,024	57,378

Other Income:
Bank service charges, fees and other	12,425	12,317
Broker-dealer, asset management and insurance fees	21,987	16,288
Gain on sale of securities	2,874	—
Gain on sale of loans	1,438	2,348
Other income	13,635	3,099

Total other income	52,359	34,052

Other Operating Expenses:
Salaries and employee benefits	29,987	31,829
Occupancy costs	6,416	5,574
Equipment expenses	1,193	1,165
EDP servicing, amortization and technical assistance	10,178	9,434
Communication expenses	2,535	2,685
Business promotion	1,965	3,453
Other taxes	3,406	3,106
Other operating expenses	15,764	14,801

Total other operating expenses	71,444	72,047

Income before provision for income tax	25,939	19,383
Provision for Income Tax	8,217	7,654

Net Income Available to Common Shareholders	$17,722	$11,729

Basic and Diluted Earnings per Common Share	$0.38	$0.25

The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND YEAR ENDED DECEMBER 31, 2007
(Dollars in thousands)

	For the three months ended	Year ended
	March 31, 2008	December 31, 2007
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	308,373	304,171
Capital contribution	5,511	4,202

Balance at end of period	313,884	308,373

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(24,478)	(44,213)
Unrealized net gain on investment securities available for sale, net of tax	9,644	18,227
Unrealized net losses on cash flow hedges, net of tax	(1,117)	(1,023)
Gain from pension plans, net of tax	—	2,531

Balance at end of the period	(15,951)	(24,478)

Reserve Fund:
Balance at beginning of year	139,250	137,511
Transfer from undivided profits	—	1,739

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of year	54,317	122,677
Net income (loss)	17,722	(36,245)
Transfer to reserve fund	—	(1,739)
Deferred tax benefit amortization	(2)	(3)
Common stock cash dividends	(4,664)	(29,849)
Cumulative effect of the adoption of SFAS 159 (See notes 1,9 and 15)	3,219	—
Cumulative effect of the adoption of FIN No. 48 (See note 8)	—	(524)

Balance at end of the period	70,592	54,317

Total stockholders’ equity	$566,849	$536,536

The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SIBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2008	2007
Comprehensive income
Net income	$17,722	$11,729

Other comprehensive income, net of tax:
Unrealized holding gains on investment securities available for sale, net of tax	9,975	3,115
Reclassification adjustment for (losses) gains included in net income, net of tax	(331)	17

Unrealized gains on investment securities available for sale, net of tax	9,644	3,132

Unrealized losses on derivative used for cash flow hedges, net of tax	(1,117)	(215)

Total other comprehensive income, net of tax	8,527	2,917

Comprehensive income	$26,249	$14,646

The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,722	$11,729

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,006	4,184
Deferred tax benefit	(1,582)	(300)
Provision for loan losses	39,575	22,024
Gain on sale of securities	(2,874)	—
Gain on sale of loans	(1,438)	(2,348)
Gain on sale of mortgage-servicing rights	—	(69)
(Gain) loss on derivatives	(3,769)	217
Trading gains	(1,582)	(918)
Loss on loans held for sale valuation	1,638	—
Net discount accretion on securities	(1,257)	(1,247)
Net premium (discount) amortization (accretion) on loans	101	(970)
Share-based compensation	5,511	—
Purchases and originations of loans held for sale	(107,774)	(178,070)
Proceeds from sales of loans	36,235	96,304
Repayments of loans held for sale	4,788	14,162
Proceeds from sales of trading securities	820,165	717,574
Purchases of trading securities	(811,888)	(710,930)
Decrease in accrued interest receivable	12,617	8,821
(Increase) decrease in other assets	(28,983)	4,511
Decrease in accrued interest payable	(18,611)	(5,625)
Increase (decrease) in other liabilities	2,377	(19,545)

Total adjustments	(52,745)	(52,225)

Net cash used in operating activities	(35,023)	(40,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(3,695)	(5,062)
Proceeds from sales of investment securities available for sale	128,158	—
Proceeds from maturities of investment securities available for sale	5,159,679	7,959,997
Purchases of investment securities available for sale	(5,094,991)	(7,933,367)
Purchases of other investments	(5,625)	—
Repayment of securities and securities called	20,308	23,267
Payments on derivative transactions	(929)	—
Net decrease (increase) in loans	20,178	(44,754)
Proceeds from sales of mortgage-servicing rights	—	69
Purchases of premises and equipment	(2,693)	(563)

Net cash provided by (used in) investing activities	220,390	(413)

(Continued)
The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	388,744	(150,221)
Net decrease in federal funds purchased and other borrowings	(529,780)	(43,370)
Net decrease in securities sold under agreements to repurchase	(60,597)	(7,557)
Net increase in commercial paper issued	298,697	228,908
Net increase in term notes	147	324
Net increase in subordinated capital notes	9	13
Dividends paid	(7,462)	(7,462)

Net cash provided by financing activities	89,758	20,635

NET CHANGE IN CASH AND CASH EQUIVALENTS	275,125	(20,274)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	201,697	199,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$476,822	$178,990

Concluded
The accompanying notes are part integral of these consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Spain”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
     These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Corporation’s Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these condensed consolidated financial statements are substantially the same as those described in Note 1 to the consolidated financial statements in the Corporation’s Form 10-K.
     Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
     Santander BanCorp is a financial holding company offering a full range of financial services (including mortgage banking) through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiary (the “Bank”). The Corporation also engages in broker-dealer, asset management, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank and Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
     Santander BanCorp is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.
     In preparing the condensed consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of goodwill and other intangibles, income taxes, and the valuation of foreclosed real estate, deferred tax assets and financial instruments.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiary, Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation was merged into the Bank and ceased to operate as a separate legal entity.
Securities Purchased/Sold under Agreements to Resell/Repurchase
     Repurchase and resell agreements are treated as collateralized financing transactions and are carried at the amounts at which the assets will be subsequently reacquired or resold.
     The counterparties to securities purchased under resell agreements maintain effective control over such securities and accordingly, those securities are not reflected in the Corporation’s condensed consolidated balance sheets. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where deemed appropriate.

The Corporation maintains effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the condensed consolidated balance sheets.
Investment Securities
Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are realized and bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in the condensed consolidated statements of income as part of the other income. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the condensed consolidated statements of income as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the condensed consolidated statements of income.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the condensed consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
     The amortization of premiums is deducted and the accretion of discounts is added to net interest income based on a method which approximates the interest method, over the outstanding life of the related securities. The cost of securities sold is determined by specific identification. For securities available for sale, held to maturity and other investment securities, the Corporation reports separately in the condensed consolidated statements of income, net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any.
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
     Prior to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115", in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period condensed consolidated statements of income along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the condensed consolidated statements of income. In connection with the adoption of SFAS 159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the condensed consolidated statements of income. The cost of funding on the Corporation’s borrowings, as well as derivatives, continue to be included in interest expense and income, as applicable, in the condensed consolidated statements of income. See Note 10 of the condensed consolidated financial statements for more information.
     In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and would be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in condensed consolidated statements of income.
     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
Loans Held for Sale
     Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain and loss on sale of the loans in the condensed consolidated statement of income as part of other income.
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
     The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the condensed consolidated balance sheets. Unearned income is amortized to results of operations over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.
Off-Balance Sheet Instruments
     In the ordinary course of business, the Corporation enters into off-balance sheet instruments consisting of commitments to extend credit, stand by letters of credit and financial guarantees. Such financial instruments are recorded in the condensed consolidated financial statements when they are funded or when related fees are incurred or received. The

Corporation periodically evaluates the credit risks inherent in these commitments, and establishes loss allowances for such risks if and when these are deemed necessary.
     The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2008 had terms ranging from one month to six years.
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
Goodwill and Intangible Assets
     The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested for impairment annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the condensed consolidated statement of income.
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operation expenses in the condensed consolidated statements of income.
     The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. The Corporation has not adopted SFAS 157 for fair value measurement of goodwill and intangible assets pursuant FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” issued in February 2008.
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
Mortgage-servicing Rights
     The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the three months ended March 31, 2008 and 2007.

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
     The Corporation recognizes as a separate asset the right to service mortgage loans for others whenever those servicing rights are acquired. The Corporation acquires MSRs by purchasing or originating loans and selling or securitizing those loans (with the servicing rights retained) and allocates the total cost of the mortgage loans sold to the MSRs (included in intangible assets in the accompanying condensed consolidated balance sheets) and the loans based on their relative fair values. Further, mortgage-servicing rights are assessed for impairment based on the fair value of those rights. MSRs are amortized over the estimated life of the related servicing income. Mortgage loan-servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.
     Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At March 31, 2008 and December 31, 2007, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,091,000,000 and $1,056,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $2,891,000 and $3,254,000 at March 31, 2008 and December 31, 2007, respectively.
Trust Services
     In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $230,000,000 and $1,113,000,000 at March 31, 2008 and at December 31, 2007, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s condensed consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share were 46,639,104 for each quarters ended March 31, 2008 and 2007. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended March 31, 2008 and 2007.
Recent Accounting Pronouncements that Affect the Corporation
     The adoption of these accounting pronouncements had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:
•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a Corporation should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. The provisions of FIN 48 were effective on January 1, 2007 and resulted in a reduction of retained earnings of $524,000.

•	Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this statement did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. As such, the Corporation did not adopt SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2, and is evaluating the impact, that this adoption may have on its condensed consolidated financial statements and disclosures. See Note 16 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets

and Financial Liabilities”. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase to beginning retained earnings of $3.2 million.

•	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39” In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 in 2008 did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its condensed consolidated statement of income and financial condition:

•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Corporation will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.

•	Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets”(“FSP FAS 142-3”). In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets. This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. The Corporation will be evaluating the potential impact of adopting this FSP.

2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$252,494	$175	$2	$252,667	2.84%
After one year to five years	228,441	6,833	—	235,274	3.89%

	480,935	7,008	2	487,941	3.34%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,252	53	271	20,034	4.44%
After five years to ten years	15,229	100	65	15,264	5.21%
Over ten years	16,132	52	79	16,105	5.67%

	52,983	205	418	52,770	5.02%

Mortgage-backed securities:
After five years to ten years	26,405	14	68	26,351	4.85%
Over ten years	509,365	640	4,097	505,908	5.00%

	535,770	654	4,165	532,259	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,069,738	$7,867	$4,585	$1,073,020	4.25%

	December 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$317,974	$137	$233	$317,878	3.63%
After one year to five years	354,281	1,703	184	355,800	3.91%

	672,255	1,840	417	673,678	3.78%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,245	—	470	19,775	4.44%
After five years to ten years	15,186	84	159	15,111	5.21%
Over ten years	13,091	62	118	13,035	5.73%

	49,892	146	750	49,288	5.00%

Mortgage-backed securities:
After five years to ten years	232,420	—	7,296	225,124	4.40%
Over ten years	324,112	—	4,054	320,058	5.41%

	556,532	—	11,350	545,182	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,278,729	$1,986	$12,517	$1,268,198	4.35%

     The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 2.7 years at March 31, 2008, comprised of approximately 0.9 years for treasuries and agencies of the United States Government, 4.7 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 4.0 years for mortgage backed securities and 1 year for all other securities.
     The number of positions, fair value and unrealized losses at March 31, 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$29,998	$2	—	$—	$—	1	$29,998	$2
Commonwealth of Puerto Rico and its subdivisions	3	4,224	67	17	33,274	351	20	37,498	418
Mortgage-backed securities	—	—	—	17	338,056	4,165	17	338,056	4,165

	4	$34,222	$69	34	$371,330	$4,516	38	$405,552	$4,585

     The Corporation evaluates its investment securities for other-than-temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the condensed consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent and ability to hold the securities for a period of time sufficient to allow for any forecasted recovery of fair value up to (or beyond) the cost of the investment.
     As of March 31, 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. Substantially, all of U.S. and P.R. Government agencies securities are rated the equivalent of AAA and BBB-, respectively, by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2008. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2008.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
3. Assets Pledged:
     At March 31, 2008 and December 31, 2007, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank Advances, included in other borrowings. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of March 31 and December 31, were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Investment securities available for sale	$345,895	$415,278
Other investment securities	61,650	56,025
Loans	2,350,351	2,314,359

	$2,757,896	$2,785,662

     Pledged securities, that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheet. At March 31, 2008 and December 31, 2007, investment securities with a carrying value of approximately $629,749,000 and $683,326,000, respectively, were pledged to securities sold under agreements to repurchase.

4. Loans:
     The Corporation’s loan portfolio consists of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commercial and industrial	$2,570,926	$2,530,806
Consumer	660,638	672,888
Consumer finance	982,161	946,209
Leasing	89,660	98,987
Construction	472,659	486,284
Mortgage	2,556,441	2,539,811

	7,332,485	7,274,985
Unearned income and deferred fees/costs:
Commercial and industrial	(3,387)	(3,459)
Consumer finance	(374,323)	(335,096)
Allowance for loan losses	(179,150)	(166,952)

Loans, net	$6,775,625	$6,769,478

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the three months ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Balance at beginning of year	$166,952	$106,863
Provision for loan losses	39,575	22,024

	206,527	128,887

Losses charged to the allowance:
Commercial and industrial	2,344	1,916
Mortgage	66	1,150
Consumer	9,537	4,747
Consumer finance	15,917	6,327
Leasing	488	969

	28,352	15,109

Recoveries:
Commercial and industrial	156	695
Consumer	345	166
Consumer finance	376	353
Leasing	98	179

	975	1,393

Net loans charged-off	27,377	13,716

Balance at end of period	$179,150	$115,171

6. Goodwill and Other Intangible Assets:
Goodwill
     The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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
     As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. Statement 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures.
     Upon the completion of the interim impairment test, the Corporation performed its annual impairment assessment as of October 1, 2007 with the assistance of the independent valuation specialist. Based upon their test, and after consideration of the July 1, 2007 impairment charge, the Corporation determined that no additional impairment charge was necessary as of October 1, 2007.
Other Intangible Assets
     Other intangible assets at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$9,558	$9,631
Wealth Management — Advisory-servicing rights	1,496	1,572
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	550	700

	$29,904	$30,203

     Mortgage-servicing rights arise from the right to serve mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreements are intangible assets related to the acquisition of Island Finance. Non-compete agreements are being amortized over 1 year.

     Amortization of the other intangibles assets for the three month period ended March 31, 2008 and year ended December 31, 2007 were approximately $0.7 million and $3.8 million, respectively.
7. Other Assets:
     The Corporation’s other assets consist of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Deferred tax assets, net	$33,315	$37,199
Accounts receivable	241,049	217,993
Repossesed assets	17,514	16,448
Software, net	6,733	8,069
Prepaid expenses	16,319	14,224
Customers’ liabilities on acceptances	545	783
Derivative assets	121,992	79,969
Other	9,226	4,518

	$446,693	$379,203

     Amortization of software assets for the three month period ended March 31, 2008 and year ended December 31, 2007 were approximately $1.5 million and $4.4 million, respectively.

8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at quarter-end	$1,422,330	$575,000	$583,179

Average indebtedness outstanding during the quarter	$1,934,458	$595,745	$477,426

Maximum amount outstanding during the quarter	$2,156,960	$625,006	$625,000

Average interest rate for the quarter	4.12%	5.00%	4.01%

Average interest rate at quarter-end	3.17%	4.88%	3.39%

	December 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$1,952,110	$635,597	$284,482

Average indebtedness outstanding during the year	$1,669,534	$756,117	$379,351

Maximum amount outstanding during the year	$2,000,220	$851,578	$676,957

Average interest rate for the year	5.49%	5.48%	5.48%

Average interest rate at year-end	5.02%	5.43%	5.31%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$266,000	$502,110
Thirty to ninety days	75,000	825,000
Over ninety days	1,081,330	625,000

Total	$1,422,330	$1,952,110

Securities sold under agreements to repurchase:
Within thirty days	$—	$10,591
Over ninety days	575,000	625,006

Total	$575,000	$635,597

Commercial paper issued:
Within thirty days	$279,563	$284,482
Thirty to ninety days	264,124	—
Over ninety days	39,492	—

Total	$583,179	$284,482

     As of March 31, 2008 and December 31, 2007 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 9.85 months and 7.16 months, respectively.

     As of March 31, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$408,929	20.05
Lehman Brothers Special Financing, Inc.	200,000	220,820	58.49

	$575,000	$629,749	33.42

     The following investment securities were sold under agreements to repurchase:

	March 31, 2008
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
Underlying Securities	Securities	Borrowings	Securities	Rate
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$220,820	$200,000	$220,820	3.57%
Mortgage-backed securities	408,929	375,000	408,929	5.08%

Total	$629,749	$575,000	$629,749	4.55%

	December 31, 2007
	Carrying		Fair	Weighted-
	Value of		Value of	Average
	Underlying	Balance of	Underlying	Interest
	Securities	Borrowings	Securities	Rate
Underlying Securities	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$270,821	$250,006	$270,821	4.79%
Mortgage-backed securities	412,505	385,591	412,505	5.22%

Total	$683,326	$635,597	$683,326	5.05%

9. Income Tax:
     The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions is as follows:

	Quarter ended
	March 31, 2008	March 31, 2007
	(in thousands)
Balance at beginning of the year	$16,507	$12,676
(Reductions) additions for tax positions of prior years	(173)	261
Additions for tax positions of current year	912	—

Balance at end of the period	$17,246	$12,937

     The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2008 and 2007, the Corporation recognized $0.3 million and $0.2 million of interest and penalties, respectively, for uncertain tax positions. As of March 31, 2008 and 2007, the related accrued interest approximated $2.9 million and $1.4 million, respectively. At March 31, 2008 and 2007, the Corporation had $10.6 million and $12.9 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
     The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of March 31, 2008, the years 2003 through 2007 remain subject to examination of Puerto Rico Tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. amounting to $23.7 million at March 31, 2008. Accordingly, a deferred tax asset valuation allowance of $23.7 million was recorded at March 31, 2008.

10. Derivative Financial Instruments:
     As of March 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the three months	Loss* for the
	Notional		ended	three months ended
	Value	Fair Value	March 31, 2008	March 31, 2008
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$450,000	$(3,859)	$—	$(1,117)
ECONOMIC UNDESIGNATED HEDGES:
Interest rate swaps	561,318	4,208	3,139	—
OTHER DERIVATIVES
Options	133,562	13,069	9,521	—
Embedded options on stock-indexed deposits	133,562	(13,069)	(9,521)	—
Interest rate caps	6,880	(9)	—	—
Customer interest rate caps	6,880	9	—	—
Customer interest rate swaps	1,812,506	93,432	47,764	—
Interest rate swaps - offsetting positions of customer swaps	1,812,506	(92,997)	(48,200)	—
Interest rate swaps	232,000	449	982	—
Loan commitments	4,223	129	84	—

			$3,769	$(1,117)

*	Net of tax
     As of December 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Loss* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2007	Dec. 31, 2007
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(2,027)	$—	$(1,023)
FAIR VALUE HEDGES
Interest rate swaps	937,863	(4,425)	(465)	—
OTHER DERIVATIVES
Options	133,562	22,590	134	—
Embedded options on stock-indexed deposits	133,562	(22,590)	(134)	—
Interest rate caps	7,381	7	(58)	—
Customer interest rate caps	7,381	(7)	58	—
Customer interest rate swaps	1,496,798	44,380	44,432	—
Interest rate swaps - offsetting positions of customer swaps	1,498,381	(43,589)	(44,068)	—
Interest rate swaps	242,000	(534)	315	—
Loan commitments	1,451	45	35	—

			$249	$(1,023)

*	Net of tax
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November

2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of March 31, 2008 and December 31, 2007, the Corporation had outstanding $450 million and $650 million, respectively, of interest rate swaps designed as cash flow hedges. As of March 31, 2008 and December 31, 2007 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $2.4 million and $1.2 million, respectively, of which the Corporation expects to reclassify approximately $2.3 million into earnings during the next quarter of 2008.
     Prior to the adoption of SFAS 159, changes in the value of the derivatives instruments qualifying as fair value hedge that have been highly effective were recognized in the current period results of operations along with the change in the value of the designated hedge item. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and fair value adjustment to the hedge item continued to be reported as part of the basis of the item and was amortized to earnings as yield adjustment. After adoption of SFAS 159 for certain callable brokered certificates of deposits and subordinated capital notes, the hedge relationship was terminated, and both previously hedged items and the respective hedging derivatives are presented at fair value with changes recorded in the current period results of operations.
     The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for hedge accounting treatment under SFAS 133. For designated fair value hedges, the changes in the fair value of both the hedging instrument and the underlying hedged instrument were included in other income and the interest flows were included in the net interest income in the condensed consolidated statements of income. In connection with the adoption of SFAS 159, the Corporation has the option to elect fair value for these callable brokered certificates of deposits and subordinated capital notes and is no longer required to maintain hedge documentation to achieve a similar financial statements outcome.
     As of March 31, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $561.3 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 5.34% and 4.90%, respectively. As of March 31, 2008, the Corporation had retail fixed rate certificates of deposit amounting to approximately $431.9 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the three months ended March 31, 2008, the Corporation recognized a gain of approximately $3.1 million on these economic hedges, which is included in other income in the condensed consolidated statements of income and was the result of incorporating the credit risk component in the fair value of the subordinated note. For the quarter ended March 31, 2007, the corporation recognized a loss of approximately $444,000 on these swaps that were classified as fair value hedges prior to the adoption of SFAS 159 on January 1, 2008.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the condensed consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the condensed consolidated statements of income. For the three months ended March 31, 2008, a loss of approximately $9.5 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $9.5 million was recorded on the option contracts. For the quarter ended March 31, 2007, a gain of approximately $1.0 million was recorded on embedded options on stock-index deposits and notes and a loss of approximately $1.0 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the three months ended March 31, 2008 and 2007, the Corporation recognized a loss on these transactions of $436,000 and a gain of $202,000 respectively.

     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the three months ended March 31, 2008 and 2007, the Corporation recognized a gain of $982,000 and a loss of $10,000 respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157. Prior the adoption of SFAS 157, the loan commitments are measured at fair value pursuant to SFAS 133. As of March 31, 2008, the Corporation had loan commitments outstanding for approximately $4.2 million and recognized a gain of $84,000 on these commitments. As of March 31, 2007, a gain of $35,000 recognized on these commitments.
11. Contingencies:
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom will not have a material adverse effect on the condensed consolidated statements of income or condensed consolidated financial position of the Corporation.
12. Employee Benefits Plan:
Pension Plan
     The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit for the Plan for the three month periods ended March 31, 2008 and 2007 were as follows:

	For the three months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Interest cost on projected benefit obligation	$587	$570
Expected return on assets	(674)	(680)
Net amortization	54	103

Net periodic pension benefit	$(33)	$(7)

     The expected contribution to the Plan for 2008 is $1,581,000.
     The components of net periodic benefit cost for the Central Hispano Plan for three month periods ended March 31, 2008 and 2007 were as follows:

	For the three months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Interest cost on projected benefit obligation	$460	$460
Expected return on assets	(518)	(543)
Net amortization	126	128

Net periodic pension cost	$68	$45

     The expected contribution to the Central Hispano Plan for 2008 is $1,816,000.
Savings Plan
     The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s obligation for the three months ended March 31, 2008 and 2007 were approximately $420,000 and $310,000, respectively.
13. Long Term Incentive Plans:
     Santander Spain sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.0 million due to a favorable change in plan valuation during the three months ended March 31, 2008 and $2.5 million of compensation expense for the quarter ended March 31, 2007. As options were exercised as of March 31, 2008, $4.6 million has been reclassified as a capital contribution.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in or stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.9 million for the three months ended March 31, 2008.
14. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,412,000 at March 31, 2008, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2008 had terms ranging from one month to six years. The aggregate contract amount of the standby letters of credit of approximately $136,088,000 at March 31, 2008, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
15. Segment Information:
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
     The following present financial information of reportable segments as of and for the three months ended March 31, 2008 and 2007. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	March 31, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$86,442	$42,465	$35,186	$17,220	$22,119	$14,706	$(6,750)	$211,388
Intersegment revenue	398	—	—	—	71	6,281	(6,750)	—
Interest income	66,738	41,986	35,154	14,933	714	5,739	(6,235)	159,029
Interest expense	20,924	21,610	7,359	22,126	668	6,062	(4,319)	74,430
Depreciation and amortization	1,078	610	761	235	328	994	—	4,006
Segment income (loss) before income tax	20,676	16,776	(1,308)	(6,853)	9,091	(10,527)	(1,916)	25,939
Segment assets	3,924,742	2,769,609	671,626	1,646,630	125,358	1,213,516	(1,046,463)	9,305,018

	March 31, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$84,176	$46,721	$37,203	$18,049	$13,743	$13,621	$(12,382)	$201,131
Intersegment revenue	2,571	2,783	—	—	302	6,726	(12,382)	—
Interest income	72,914	41,581	36,471	17,912	577	6,364	(8,740)	167,079
Interest expense	23,995	24,437	9,790	27,604	807	7,828	(6,784)	87,677
Depreciation and amortization	999	495	1,117	189	288	1,096	—	4,184
Segment income (loss) before income tax	29,729	13,310	436	(11,091)	3,364	(14,409)	(1,956)	19,383
Segment assets	3,908,973	2,736,851	769,343	1,625,461	100,245	562,956	(509,267)	9,194,562

Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$203,432	$199,892
Other revenues	14,706	13,621
Elimination of intersegment revenues	(6,750)	(12,382)

Total consolidated revenues	$211,388	$201,131

Total income before tax of reportable segments	$38,382	$35,748
Income (loss) before tax of other segments	(10,527)	(14,409)
Elimination of intersegment profits	(1,916)	(1,956)

Consolidated income before tax	$25,939	$19,383

Assets:
Total assets for reportable segments	$9,137,965	$9,140,873
Assets not attributed to segments	1,213,516	562,956
Elimination of intersegment assets	(1,046,463)	(509,267)

Total consolidated assets	$9,305,018	$9,194,562

16. Fair Value Disclosures:
     As discussed in Note 1, “Summary of Significant Accounting Policies and Other Matters” to the condensed consolidated financial statement, effective January 1, 2008, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under GAAP.
     The Corporation also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected to adopt the fair value option for certain callable brokered certificates of deposits and subordinated notes on the adoption date. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.
     The following table summarizes the impact of adopting the fair value option for certain financial instruments on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption SFAS 159.

(Dollars in thousands)

	Ending Balance as of		Opening Balance as of
	December 31, 2007	Adoption Net	January 01, 2008
	(Prior to Adoption)*	Gain (Loss)	(After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Callable Brokered Certificates of Deposits	$(763,476)	$64	$(763,412)
Subordinated Capital Notes	(123,686)	5,134	(118,552)

Cumulative-effect Adjustments (pre-tax)	$(887,162)	5,198	$(881,964)

Tax Impact		(1,979)

Cumulative-effect Adjustment Increase to Retained Earmings, net of tax		$3,219

*	Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
Fair Value Measurement
          The Corporation uses fair value measurements to record fair value adjustments to certain financial instruments. Trading securities, securities available for sale, derivatives and certain brokered deposits and subordinate notes are financial instruments recorded at fair value on a recurring basis. The Corporation may be required to record at fair value other financial assets on a nonrecurring basis such as loans held for sale. These nonrecurring fair value adjustments involve the application of lower of cost or market accounting.
          SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain mortgage-backed debt securities, corporate debt securities, derivative contracts, callable brokered certificates of deposits and subordinated notes.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain Puerto Rico corporate debt securities, closed end funds and certain derivatives contract.

     The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008, including financial instruments for which the Corporation has elected the fair value option:
(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$13,143	$9,594	$39,137	$61,874
Investment Securities AFS	487,941	585,079	—	1,073,020
Derivative Assets	614	116,353	5,025	121,992

Total Assets, at Fair Value	$501,698	$711,026	$44,162	$1,256,886

Liabilities:
Deposits (1)	$—	$432,657	$—	$432,657
Subordinated Capital Notes (2)	—	118,983	—	118,983
Derivative Liabilities	—	115,119	4,896	120,015

Total Liabilities, at Fair Value	$-	$666,759	$4,896	$671,655

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
          Level 3 assets and liabilities were 3.50% and 0.73% of Total Assets at fair value and Total Liabilities at fair value, respectively, at March 31, 2008.
          The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008:
(Dollars in thousands)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
			Other	in and/or	issuances		gains
	January 1,		Comprehensive	out of	and	March 31,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,191	$—	$—	$17,796	$39,137	$228
Derivatives, net	45	84	—	—	—	129	129

	$20,195	$1,275	$—	$—	$17,796	$39,266	$357

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2008 to March 31, 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which are continued to carry at fair value after the adoption of SFAS 159.
(Dollars in thousands)

	Total Gains and Losses
	Trading	Net
	Securities	Derivatives
	(1)	(1)
Classification of gains and losses (realized/unrealized)
included in earnings for the period :
Other income	$1,191	$84

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
     The table below summarizes changes in unrealized gains or losses recorded in earnings for the period from January 1, 2008 to March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008. These amounts include changes in fair value for derivative contracts and trading securities which are continued to carry at fair value after the adoption of SFAS 159.
(Dollars in thousands)

	Changes in Unrealized Gains (Loss)
	Trading	Net
	Securities	Derivatives
	(1)	(1)
Classification of unrealized gains (losses)
included in earnings for the period :
Other income	$228	$129

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
Determination of Fair Value
     The following is a description of the valuation methodologies used for instruments for which fair value is presented as well as for instruments that the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Trading Securities
     Trading securities are recorded at fair value and consist primarily of US Government and agencies, US corporate debt and equity securities, Puerto Rico Government, corporate debt and equity securities. Fair value is generally based on quoted market prices. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. Level 1 trading securities include those identical securities traded in active markets. Level 2 trading securities primarily include Puerto Rico Government and open ended funds. Investments in Puerto Rico open ended funds are valued using a net asset value approach and if redeemed must be at net asset value.

          Level 3 trading securities primarily include Puerto Rico corporate debt securities and fixed income closed end funds. At March 31, 2008 the majority of these instruments were valued based on dealer indicative quotes.
Available for Sale Investment Securities
          Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as discounted cash flow methodologies, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 Investment securities available for sale include those identical securities traded in active markets, such as U.S. treasury and agency securities. Level 2 securities primarily include Puerto Rico Government and mortgage-backed securities.
Derivatives
          For exchange-traded contracts, fair value is based on quoted market prices, and accordingly, classified as Level 1. For non-exchange traded contracts, fair value is based on internally developed proprietary models or discounted cash flow methodology using various inputs. The inputs include those characteristics of the derivative that have a bearing on the economics of the instrument.
          The determination of the fair value of many derivatives is mainly derived from inputs that are observable in the market place. Such inputs include yield curves, publicly available volatilities, floating indexes, foreign exchange prices, and accordingly, are classified as Level 2 inputs.
          Level 3 derivatives include interest rate lock commitments (IRLCs), the fair value for which is derived from the fair value of related mortgage loans primarily based on observable inputs. In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. In addition, certain OTC equity linked options are priced by counterparties and such values cannot be observed or corroborated with market data. Accordingly, these derivatives are classified as Level 3 inputs.
          Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Corporation updated its methodology to include the impact of both counterparty and its own credit standing.
Loans Held for Sale
          Fair values for loans held for sale are based on observable inputs, such as observable market prices, credit spreads and interest rate yield curves when available. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally developed and independent pricing models may be used and considers types of loans, conformity of loans, delinquency statistics and risk premiums that a market participant would require. Since these values cannot be observed or corroborated with market data, they are classified as Level 3.
Loans
          Any allowance for collateral dependent loans deemed impaired is measured based on the fair value of the underlying collateral and its estimated dispositions costs. The fair value of collateral is determined by external valuation specialist, and accordingly classified as Level 3 inputs.
Deposits and Subordinated Capital Notes
          The fair value of callable brokered certificates of deposits, included within deposits, and subordinated capital notes is determined using discounted cash flow analyses over the full term of the instruments. The valuation uses an industry-standard model for the instruments with callable option components. The model incorporates such observable inputs as yield curves, publicly available volatilities and floating indexes and accordingly, is classified as a Level 2 inputs. Effective January 1, 2008, the Corporation updated its methodology to include the impact of its own credit standing. As such, the effect of credit component on the fair value of subordinated capital notes was determined based on the CORP Curve 70 (the US Banks A-rated curve) from Bloomberg.

Non-Recurring Measurements
The following table presents the change in carrying value of those financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.
(Dollars in thousands)

		Carrying Value as of March 31, 2008
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)	March 31, 2008

Loans Held for Sale (1)	$142,452	$—	$—	$142,452	$1,638
Loans, net(2)	83,726	—	—	83,726	6,876

	$226,178	$—	$—	$226,178	$8,514

(1)	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with applicable accounting policies.

(2)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, "Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
          The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of March 31, 2008, these callable brokered certificates of deposits had a fair value of 432.7 million and principal balance of $431.9 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $119.0 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statement of income. Electing the fair value option allows the Corporation to be relieved of the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without incremental earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
          As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.
          The following table represents changes in fair value for the quarter ended March 31, 2008 which includes the interest expense on callable brokered certificates of deposits of $8.0 million and interest expense on subordinated capital notes of $1.9 million. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Condensed consolidated Statements of Income based on their contractual coupons.

(Dollars in thousands)

	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(8,049,525)	$(4,217,399)	$(12,266,924)
Subordinated Capital Notes	(1,943,750)	(431,009)	(2,374,759)

Total	$(9,993,275)	$(4,648,408)	$(14,641,683)

          The impacts of changes in the Corporation’s credit risk on subordinated capital notes for the quarter ended March 31, 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in the Corporation’s credit spreads from the transition date to the reporting date.
(Dollars in thousands)

	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$3,866,352	$(6,241,111)	$(2,374,759)

17. Subsequent Events:
          On April 30, 2008 the Corporation completed the sale of certain impaired loans to an affiliate for $91.3 million in cash. These loans had an outstanding principal balance of $96.8 million and a specific valuation allowance of $5.5 million. No gain or loss was recognized on this transaction.

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)

	Quarter ended
	March 31,
	2008	2007
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Interest income	$159,029	$167,079
Interest expense	74,430	87,677

Net interest income	84,599	79,402
Gain on sale of securities	2,874	—
Broker-deaker, asset management and insurance fees	21,987	16,288
Other income	27,498	17,764
Operating expenses	71,444	72,047
Provision for loan losses	39,575	22,024
Income tax provision	8,217	7,654

Net income	$17,722	$11,729

PER COMMON SHARE DATA*
Net income	$0.38	$0.25
Book value	$12.15	$12.56
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$0.10	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,961,929	$6,816,618
Allowance for loan losses	166,531	107,823
Earning assets	8,405,199	8,407,105
Total assets	9,166,097	9,049,145
Deposits	5,005,184	5,173,868
Borrowings	3,271,570	2,978,779
Common equity	552,733	580,368
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,918,077	$6,928,511
Allowance for loan losses	179,150	115,171
Earning assets	8,609,111	8,625,801
Total assets	9,305,018	9,194,562
Deposits	5,553,665	5,168,555
Borrowings	2,843,096	3,133,061
Common equity	566,849	585,879
Continued

Quarter ended
March 31,
2008	2007
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	4.12%	3.94%
Efficiency ratio (1)	55.76%	62.28%
Return on average total assets (on an annualized basis)	0.78%	0.53%
Return on average common equity (on an annualized basis)	12.90%	8.20%
Dividend payout	26.32%	64.00%
Average net loans/average total deposits	139.09%	131.75%
Average earning assets/average total assets	91.70%	92.90%
Average stockholders’ equity/average assets	6.03%	6.41%
Fee income to average assets (annualized)	1.51%	1.28%
Capital:
Tier I capital to risk-adjusted assets	7.70%	7.88%
Total capital to risk-adjusted assets	10.74%	10.96%
Leverage Ratio	5.83%	5.88%
Asset quality:
Non-performing loans to total loans	4.42%	1.68%
Annualized net charge-offs to average loans	1.54%	0.80%
Allowance for loan losses to period-end loans	2.52%	1.64%
Allowance for loan losses to non-performing loans	57.06%	97.07%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	55.32%	85.05%
Non-performing assets to total assets	3.56%	1.35%
Recoveries to charge-offs	3.44%	9.22%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.71	x	1.46	x
Including interest on deposits	1.34	x	1.22	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$14,096,000	$14,231,000
Bank branches	59	61
Consumer Finance branches	68	70

Total Branches	127	131
ATMs	144	142
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses, divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and extinguisment of liabilities.

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
          In addition to the information contained in this Form 10-Q, readers should consider the description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2007. While not all inclusive, Item 1 of the Form 10-K, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that provides further discussion of the operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
Critical Accounting Policies
          The consolidated financial statements of the Corporation and its wholly-owned subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2007.
Current Accounting Developments
          Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis. In February 2008, the FASB issued a final staff position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As such, the Corporation did not adopt SFAS 157 for those nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2 and is evaluating the impact, that this adoption may have on its consolidated financial statements and disclosures. Adoption of SFAS 157 did not have a material effect on the Corporation’s financial position and results of operations. Illiquidity in the credit markets contributed to the amount of our reported Level 3 instruments, primarily in our trading and loan portfolios. At March 31, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 3.50% and 0.73% of the aggregate amount of consolidated assets and liabilities recorded at fair value respectively. The amount we report in Level 3 in future periods will be affected by market conditions. See Notes 1 and 16 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 157.

          In conjunction with the adoption of SFAS 157, effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase in opening retained earnings of $3.2 million. See Notes 1 and 16 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 159.
Fair Value Measurement
     The Corporation’s estimates of fair value for financial instruments are based on the framework established in SFAS 157. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining such estimates and the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets, the lowest priority to unobservable inputs that reflect the Corporation’s market assumptions. SFAS 157 requires the use of observable inputs when available. Additionally, the level at which a financial instrument is reported is based on the lowest level of any significant input into the estimation of fair value. The three levels of the hierarchy are as follows:
–	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Corporation has the ability to access.

–	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

–	Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use.
          The Corporation uses quoted market prices, when available, to determine estimates of fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Corporation obtains fair value estimates from a nationally recognized pricing service, that determines fair value estimates based on objectively verifiable information: relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary. The Corporation reviews the estimates of fair value provided by the pricing service and compares the estimates to the Corporation’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Corporation will challenge any prices deemed not to be representative of fair value. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.
          If quoted market prices and an estimate from a pricing service are unavailable, the Corporation produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. See Note 16 to the accompanying consolidated financial statements for further information related to valuation methods used by the Corporation for each type of financial instruments that are carried at fair value.
          The Corporation employs control processes to validate the fair value of its financial instruments. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied, and the assumptions are reasonable. These control processes include validation and corroboration procedures over the quotes and prices obtained from brokers and counterparties, as well as reviews of the pricing models’ appropriateness by the personnel with relevant expertise, which are independent from the trading desks on a quarterly basis. In addition, the Corporation is considering recently executed comparable transaction and other observable market data for purposes of validating assumptions used in the models.
          The Corporation understands that any increases and/or decreases in the aggregate fair value of its assets and liabilities will not materially affect its liquidity and capital resources
Overview of Results of Operations for the Three-Months Ended March 31, 2008 and 2007
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
          For the three months ended March 31, 2008 and 2007, net income and other selected financial information, as reported are the following:

	Quarter ended
($ in millions, except earnings per share)	31-Mar-08	31-Mar-07
Net Income	$17,722	$11,729
EPS	$0.38	$0.25
ROA	0.78%	0.53%
ROE	12.90%	8.20%
Efficiency Ratio (*)	55.76%	62.28%

(*)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and extinguishment of liabilities.
Results of Operations for the Three-Months ended March 31, 2008 and 2007
          The Corporation reported a net income of $17.7 million for the three-month period ended March 31, 2008, compared with net income of $11.7 million for the same period in 2007. Earnings per common share (EPS) for the three-month periods ended March 31, 2008 and 2007 were $0.38 and $0.25, respectively, based on 46,639,104 average common shares for each period. Return on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the three-month period ended March 31, 2008 were 0.78% and 12.9%, respectively, compared with 0.53% and 8.20% reported during the same three-month period of 2007. The Efficiency Ratio, on a tax equivalent basis, for the three months ended March 31, 2008, reached 55.76% compared to 62.28% for the three months ended March 31, 2007. This improvement was mainly due to higher net interest income and higher other income.
          The Corporation’s financial results for the three-month period ended March 31, 2008 were impacted by the following:
•	The provision for loan losses increased $17.6 million or 79.7% for the quarter ended March 31, 2008 compared to the same period in 2007. The $179.2 million allowance for loan losses as of March 31, 2008 represent 2.52% of total loans, 57.06% of non-performing loans and 85.92% of non-performing loans excluding loans secured by real estate;

•	The provision for loan losses represented 144.56% of the net charge-offs for the three months ended March 31, 2008;

•	The Corporation experienced an increment of 18 basis points on net interest margin, on a tax equivalent basis, to 4.12% for the quarter ended March 31, 2008 versus 3.94% for the same period in 2007;

•	An increase of $18.3 million or 53.8% in non-interest income for the quarter ended March 31, 2008 basically attributed to higher fees in broker-dealer, asset management and insurance fees of $5.7 million, a favorable market valuation adjustment on derivatives of approximately $3.9 million resulting from the adoption of new accounting standards, a net increase in gains on sale of securities and loans of approximately $2.0 million and a gain of $8.6 million on the sale of a portion of the Corporations’s investment in Visa, Inc. in connection with its initial public offering. These increases were offset by a unfavorable valuation adjustment of approximately of $1.6 million recognized on mortgage loans held for sale;

•	The operating expenses experienced a decreased of $0.6 million or 0.8% for the quarter ended March 31, 2008, when compared to the same periods in 2007;

•	The common stock dividend for the quarter ended March 31, 2008 was $0.10 resulting in a current annualized dividend yield of 4.0%.
Net Interest Income
          The Corporation’s net interest income for the three months ended March 31, 2008 was $84.6 million, an increase of $5.2 million, or 6.6%, compared with $79.4 million for the three months ended March 31, 2007. This improvement was mainly due to a decrease in interest expense of $13.2 million or 15.1% when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities experienced a decrease of 80 basis points from 4.79% for the first quarter ended March 31, 2007 to 3.99% for the first quarter ended March 31, 2008. The interest income reflected reduction of $8.1 million or 4.8% for the three months ended March 31, 2008 compared to the same period in 2007 due to decreases of $4.7 million or 3.2% and $2.8 million or 16.5% in interest income on loans and investment securities, respectively.
          The table on page 43, Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the quarters ended March 31, 2008 and 2007. The table on Interest Variance Analysis — Tax Equivalent Basis on page 42, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense between changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for quarter ended March 31, 2008 compared with the same periods of 2007.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $1.4 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the quarters ended March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Interest income — tax equivalent basis	$160,463	$169,304
Interest expense	74,430	87,677

Net interest income — tax equivalent basis	$86,033	$81,627

Net interest margin — tax equivalent basis (1)	4.12%	3.94%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the three-month period ended March 31, 2008, net interest margin, on a tax equivalent basis, was 4.12% compared to net interest margin, on a tax equivalent basis, of 3.94% for the same period in 2007. The 18 basis points increase in net interest margin, on a tax equivalent basis, was mainly due a decrease in interest expense on average interest-bearing liabilities of $13.2 million or 15.1% principally due to decrease in the cost of average interest-bearing liabilities of 80 basis points. This reduction in interest expense was principally due to the significant reduction of 135 basis points in the cost of funds of federal funds purchased and other borrowings and FHLB Advances from 5.55% for the first quarter of 2007 to 4.20% for the first quarter of 2008. There was a decrease in the yield on average interest-earning assets of 49 basis points resulting in a decrease of $8.8 million in interest income, on a tax equivalent basis, on average interest-earning assets.
     For the three months ended March 31, 2008 average interest-earning assets decreased $1.9 million when compared with figures reported at March 31, 2007. This change was composed of an increase of $145.3 million in average net loans and $14.9 million in average interest-bearing deposits partially offset by decrease of $162.1 million in average investment securities due to a sale of $125 million of certain investment securities available for sale during the first quarter of 2008. The increase in average net loans was due to an increase of $141.8 million or 4.7% in average commercial loans. This improvement was composed of increases in corporate banking, middle market and construction portfolios of $95.0 million, $72.6 million and $16.8 million, respectively. There was also an increase of $37.0 million or 3.0% in the average consumer loan portfolio as a result of an increase in average credit card outstanding of $46.0 million and a decrease in average consumer finance loans of $12.5 million. These improvements were offset by a $40.2 million decrease in the average leasing portfolio. The average mortgage loan portfolio reflected an increase of $25.1 million for the three months ended March 31, 2008 compared with the same period the prior year.
     The increase in total average interest-bearing liabilities of $78.3 million for the three-month period ended March 31, 2008, was driven by an increase in average total borrowings of $292.8 million compared to the three-month period ended March 31, 2007. This increase was due to increases in average FHLB Advances of $436.7 million and average commercial paper outstanding of $189.0 million, offset by reductions in average repurchase agreements of $229.4 million and other federal funds purchased and other borrowings of $124.3 million. Also, there was an increase of 20.1 million in subordinated and term notes. Average interest bearing deposits decreased $214.5 million or 4.8% from $4.4 billion as of March 31, 2007 to $4.2 billion as of March 31, 2008, principally due to $120.6 million and $76.9 million decreases in savings and NOW accounts and other time deposits, respectively.
          The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, between changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Three Months Ended March. 31, 2008
	Compared to the Three Months
	Ended March. 31, 2007
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$483	$(361)	$122
Time deposits with other banks	(388)	(311)	(699)
Investment securities	(1,916)	(1,328)	(3,244)
Loans	3,138	(8,158)	(5,020)

Total interest income, on a tax equivalent basis	1,317	(10,158)	(8,841)

Interest expense:
Savings and NOW accounts	(877)	(1,719)	(2,596)
Other time deposits	(1,107)	(3,055)	(4,162)
Borrowings	3,462	(9,495)	(6,033)
Long-term borrowings	344	(800)	(456)

Total interest expense	1,822	(15,069)	(13,247)

Net interest income, on a tax equivalent basis	$(505)	$4,911	$4,406

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the quarters ended March 31, 2008 and 2007.
SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2008			March 31, 2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$51,200	$451	3.54%	$87,275	$1,150	5.34%
Federal funds sold and securities purchased under agreements to resell	100,268	788	3.16%	49,334	666	5.47%

Total interest bearing deposits	151,468	1,239	3.29%	136,609	1,816	5.39%

U.S.Treasury securities	64,939	623	3.86%	64,481	808	5.08%

Obligations of other U.S.government agencies and corporations	507,773	4,960	3.93%	607,109	7,447	4.97%
Obligations of government of Puerto Rico and political subdivisions	94,990	1,338	5.67%	88,702	1,184	5.41%
Collateralized mortgage obligations and mortgage backed securities	544,376	6,453	4.77%	629,270	7,671	4.94%
Other	79,724	1,389	7.01%	64,316	897	5.66%

Total investment securities	1,291,802	14,763	4.60%	1,453,878	18,007	5.02%

Loans:
Commercial	2,599,436	39,534	6.12%	2,434,232	42,561	7.09%
Construction	472,234	5,611	4.78%	455,405	9,955	8.87%
Consumer	672,304	21,502	12.86%	622,738	17,929	11.68%
Consumer Finance	603,826	34,943	23.27%	616,361	35,738	23.52%
Mortgage	2,693,219	41,420	6.15%	2,668,072	41,069	6.16%
Lease financing	87,441	1,451	6.67%	127,633	2,229	7.08%

Gross loans	7,128,460	144,461	8.15%	6,924,441	149,481	8.75%
Allowance for loan losses	(166,531)			(107,823)

Loans, net	6,961,929	144,461	8.35%	6,816,618	149,481	8.89%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,405,199	160,463	7.68%	8,407,105	169,304	8.17%

Total non-interest earning assests	760,898			642,040

Total assets	$9,166,097			$9,049,145

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,631,511	$10,750	2.65%	$1,752,120	$13,346	3.09%
Other time deposits	1,289,696	12,416	3.87%	1,366,614	15,258	4.53%
Brokered deposits	1,311,879	16,040	4.92%	1,328,879	17,360	5.30%

Total interest bearing deposits	4,233,086	39,206	3.73%	4,447,613	45,964	4.19%
Borrowings	3,007,591	31,410	4.20%	2,735,602	37,443	5.55%
Term Notes	19,451	149	3.08%	41,700	336	3.27%
Subordinated Notes	244,528	3,665	6.03%	201,477	3,934	7.92%

Total interest bearing liabilities/interest expense	7,504,656	74,430	3.99%	7,426,392	87,677	4.79%

Total non-interest bearing liabilities	1,108,708			1,042,385

Total liabilities	8,613,364			8,468,777

Stockholders’ Equity	552,733			580,368

Total liabilities and stockholders’ equity	$9,166,097			$9,049,145

Net interest income, on a tax equivalent basis		$86,033			$81,627

Net interest spread			3.69%			3.38%
Cost of funding earning assets			3.56%			4.23%
Net interest margin, on a tax equivalent basis			4.12%			3.94%

Provision for Loan Losses
     The Corporation’s provision for loan losses increased $17.6 million or 79.7% from $22.0 million for the three months ended March 31, 2007 to $39.6 million for the same period in 2008. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the deterioration in economic conditions in Puerto Rico, requiring the Corporation to increase the level of its reserve for loan losses. There was an increase of $188.4 million in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $323.8 million as of March 31, 2008, from $135.4 million as of March 31, 2007, and $301.6 million as of December 31, 2007. Non-performing loans were $314.0 million as of March 31, 2008, an increase of $195.3 million or 164.6%, compared to non-performing loans as of March 31, 2007.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the three months ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Bank service fees on deposit accounts	$3,580	$3,243
Other service fees:
Credit card and payment processing fees	2,019	4,480
Mortgage servicing fees	854	703
Trust fees	376	435
Other fees	5,596	3,456

Total fee income	12,425	12,317
Broker/dealer, asset management, and insurance fees	21,987	16,288
Gain on sale of securities	2,874	—
Gain on sale of loans	1,438	2,348
Trading gains	1,582	918
Gain (loss) on derivatives	3,769	(217)
Gain on sale of Visa stocks	8,646	—
Other (loss) gain, net	(1,209)	1,267
Other	847	1,131

	$52,359	$34,052

     The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the three months ended
	March 31, 2008	March 31, 2007
	(In thousands)
Broker-dealer	$13,086	$6,499
Asset management	6,598	5,651

Total Santander Securities	19,684	12,150
Insurance	2,303	4,138

Total	$21,987	$16,288

     For the quarter ended March 31, 2008, other income reached $52.4 million, a $18.3 million or 53.8% increase when compared to $34.1 million for the same period in 2007. The other income was impacted by the following:
•	Broker-dealer, asset management and insurance fees reflected an increase of $ 5.7 million, due to increases in broker-dealer and asset management fees of $7.5 million for the three-month period ended March 31, 2008 when compared to the same period in 2007 offset by a decrease of $1.8 million in insurance fees due to a reduction in credit life commissions generated from the SFS operation. Santander Securities business includes securities underwriting and distribution, sales, trading, financial planning, investment advisory services and securities brokerage services. In addition, Santander Securities provides portfolio management services through its wholly owned subsidiary, Santander Asset Management Corporation. The Broker-dealer, asset management and insurance operations contributed 42.0% to the Corporation’s other income for the quarter ended March 31, 2008 and 47.8% to the same period in 2007.

•	The Corporation reported a higher gain on derivatives instruments of $4.0 million for the three months ended March 31, 2008 compared with the same period in prior year due to the net effect of Corporation’s credit risk standing and counterparty risk, both incorporated in the derivative market valuation methodology pursuant the new adoption of SFAS 157.

•	There was an increase in gain on sale of securities available for sale of $2.9 million due to sale of $125 million securities sold during the first quarter of 2008, partially offset by $0.3 million on the extinguishment of certain repurchases agreements that were funding part of the securities sold.

•	There was a $0.9 million decrease in gain on sale of loans of residential mortgage loans and a $0.5 million decrease in mortgage servicing rights recognized due to a $51.9 million decrease in mortgage loans sold for the first quarter of 2008 compared with the same period in 2007.

•	A gain of $8.6 million on the sale of part of the investment in Visa, Inc. in connection with its initial public offering.

•	An unfavorable fair value adjustment of $1.6 million for loans held for sale was recorded through earnings during the first quarter of 2008.

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Three months ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Salaries	$17,828	$18,374
Stock incentive plans	(3,067)	2,474
Pension and other benefits	17,382	14,086
Expenses deferred as loan origination costs	(2,156)	(3,105)

Total personnel costs	29,987	31,829

Occupancy costs	6,416	5,574

Equipment expenses	1,193	1,165

EDP servicing expense, amortization and technical services	10,178	9,434

Communication expenses	2,535	2,685

Business promotion	1,965	3,453

Other taxes	3,406	3,106

Other operating expenses:
Professional fees	4,020	3,102
Amortization of intangibles	734	1,200
Printing and supplies	389	478
Credit card expenses	978	2,872
Insurance	1,037	827
Examinations and FDIC assessment	1,489	479
Transportation and travel	675	709
Repossessed assets provision and expenses	1,325	1,325
Collections and related legal costs	321	467
All other	4,796	3,342

Other operating expenses	15,764	14,801

Non-personnel expenses	41,457	40,218

Total Operating expenses	$71,444	$72,047

For the three-month period ended March 31, 2008, operating expenses decreased $0.6 million to $71.4 million when compared with the figures reported in prior year. The variances in operating expenses were described below:
•	During the first quarter of 2008, total salaries and other employee benefits reflected a decrease of $1.8 million when compared with the same period the prior year. A $5.5 million decrease in stock incentive plans expense was partially offset by an increase of $3.3 million in other employee benefits mainly due to a $3.0 million increase in commissions and bonuses.

•	The non-personnel expenses reflected an increase of $1.2 million compared with the first quarter ended March 31, 2007. There was an increase of $1.1 million in FDIC assessment due to the 2007 assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 (“the Reform Act”) that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information. Other increases were $0.9 million in professional fees, $0.8 million in occupancy cost due to the sale and leaseback of the Corporation’s two principal properties in December 2007 and $0.7 million in EDP servicing expenses, amortization and technical services and $0.3 million in other taxes. These increases were partially offset by $1.9 million decrease in credit card expenses due to the sale of the Corporation’s merchant business during the first quarter of 2007 and $1.5 million decrease in business promotion related to cost efficiencies obtained from the merger of Banco Santander Puerto Rico and Santander Mortgage as of January 1, 2008 and ongoing strict expense control.
     The Efficiency Ratio, on a tax equivalent basis, for the three months ended March 31, 2008 and 2007 was 55.76% and 62.28%, respectively, reflecting an improvement of 652 basis points. For the three months ended March 31, 2008 there was a decrease of $5.5 million in compensation expense pursuant to a Long Term Incentive Plan to certain employees sponsored by Santander Spain due to a favorable change in Long Term Incentive Pan valuation during the three months ended March 31, 2008. Excluding the stock incentive plan expense, the Efficiency Ratio, on a tax equivalent basis, would have been 58.15% and 60.14% for the first quarter of 2008 and 2007, respectively reflecting an improvement of 199 basis points over the same period in 2007.
Provision for Income Tax
     The Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. Furthermore, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items.
     The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% on the Corporation’s taxable gross income. Under the Puerto Rico Internal Revenue Code, as amended (“the PR Code”), the Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The PR Code provides dividends received deduction of 100% on dividends received from controlled subsidiaries subject to taxation in Puerto Rico.
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
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No 109”. FIN 48 clarifies the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Tax”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. amounting to $23.7 million at March 31, 2008. Accordingly, a deferred tax asset valuation allowance of $23.7 million was recorded at March 31, 2008.
     The provision for income tax amounted to $8.2 million, or 31.7% of pretax earnings, for the three months ended March 31, 2008 compared to $7.7 million, or 39.5% of pretax earnings, for the same period in 2007.

Financial Position — March 31, 2008
Assets
     The Corporation’s assets reached $9.3 billion as of March 31, 2008, a 1.6% or an increase of $144.8 million compared to total assets of $9.2 billion at December 31, 2007 and a 1.2% or $110.5 million increase compared to total assets of $9.2 billion at March 31, 2007. Total cash and cash equivalents reflected an increase of $275.1 million as of March 31, 2008 compare with December 31, 2007, basically due to an increase of $208.4 million in federal funds sold and securities purchased under agreement to resell. This increase was partially offset by a $201.8 million decrease in investment securities due to the sale of $125 million of certain investment securities available for sale during the first quarter of 2008 and portfolio repayments. The net loan portfolio, including loans held for sale, reached $6.9 billion, an increase of $6.7 million at March 31, 2008. Other assets also reflected an increase of $67.5 million which consist principally of $42.0 million and $23.1 million increments in derivatives assets and accounts receivable, respectively, compared to December 31, 2007 balances.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	Dec. 31,	Mar. 08/Dec.07	March 31,	Mar. 08/Mar. 07
	2008	2007	Variance	2007	Variance
	(In thousands)
Commercial and industrial	$2,569,884	$2,530,030	$39,854	$2,493,919	$75,965
Construction	471,151	484,237	(13,086)	484,989	(13,838)
Mortgage	2,702,178	2,685,962	16,216	2,681,941	20,237
Consumer	661,952	674,349	(12,397)	647,082	14,870
Consumer Finance	607,838	611,113	(3,275)	612,448	(4,610)
Leasing	84,224	92,641	(8,417)	123,303	(39,079)

Gross Loans	7,097,227	7,078,332	18,895	7,043,682	53,545
Allowance for loan losses	(179,150)	(166,952)	(12,198)	(115,171)	(63,979)

Net Loans	$6,918,077	$6,911,380	$6,697	$6,928,511	$(10,434)

     The net loan portfolio, including loans held for sale, reflected an increase of $6.7 million, reaching $6.9 billion at March 31, 2008, compared to the figures reported as of December 31, 2007 and a decrease of $10.4 million when compared to March 31, 2007. The mortgage loan portfolio at March 31, 2008 grew $16.2 million or 0.6% compared to December 31, 2007 and $20.2 million or 0.8% compared to March 31, 2007. Residential mortgage loan origination for the first quarter of 2008 was $107.8 million or 39.5% less than the $178.1 million originated during the same quarter last year. Total mortgage loans sold during the first quarter of 2008 were $34.8 million compared to $86.7 million during the same quarter in 2007. Construction loans decreased $13.1 million or 2.7% as of March 31, 2008 compared to December 31, 2007, and $13.8 million or 2.8% compared to March 31, 2007. The consumer loan portfolio (including consumer finance) also reflected a decrease of $15.7 million or 1.2%, as of March 31, 2008, compared to December 31, 2007. Compared to March 31, 2007, the consumer loan portfolio reflected growth of $10.3 or 0.8%. The commercial loan portfolio (including leasing) increased $31.4 million and $36.9 million compared with December 31, 2007 and March 31, 2007, respectively.

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
     Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant to SFAS No. 114. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral. The fair value of the collateral is determined by external valuation specialist and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures.
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
     An additional, or unallocated, reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
     The underlying assumptions, estimates and assessments used by management to determine the components of the allowance for loan losses are periodically evaluated and updated to reflect management’s current view of overall economic conditions and other relevant factors impacting credit quality and inherent losses. Changes in such estimates could significantly impact the allowance and provision for loan losses. The Corporation could experience loan losses that are different from the current estimates made by management. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation has established an adequate position in its allowance for loan losses. Refer to the Non-performing Assets and Past Due Loans section for further information.

ALLOWANCE FOR LOAN LOSSES

	For the three months ended
	March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$166,952	$106,863

Provision for loan losses	39,575	22,024

	206,527	128,887

Losses charged to the allowance:
Commercial and industrial	2,344	1,916
Mortgage	66	1,150
Consumer	9,537	4,747
Consumer finance	15,917	6,327
Leasing	488	969

	28,352	15,109

Recoveries:
Commercial and industrial	156	695
Consumer	345	166
Consumer finance	376	353
Leasing	98	179

	975	1,393

Net loans charged-off	27,377	13,716

Balance at end of period	$179,150	$115,171

Ratios:
Allowance for loan losses to period-end loans	2.52%	1.64%
Recoveries to charge-offs	3.44%	9.22%
Annualized net charge-offs to average loans	1.54%	0.80%
     The Corporation’s allowance for loan losses was $179.2 million or 2.52% of period-end loans at March 31, 2008, a 88 basis point increase compared to $115.2 million, or 1.64% of period-end loans at March 31, 2007. The $179.2 million in the allowance for loan losses is comprised of $109.5 million related to commercial banking and $69.7 million to the consumer finance operations with a provision for loan losses of $22.7 million and $16.9 million for each respective segment for the quarter ended March 31, 2008. At March 31, 2007, the $115.2 million in the allowance for loan losses is comprised of $49.8 million related to the consumer finance operations with a provision for loan losses of $14.5 million and $65.4 million for commercial banking with a provision for loan losses of $7.5 million for the same period.
     The increment in the allowance for loan losses to period-end loan was partially due to increases in non-performing loans and loans past due 90 days or more of $188.4 million or 139.1%, from $135.4 million at March 31, 2007 to $323.8 million at March 31, 2008.
     The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 55.32% and 85.05% at March 31, 2008 and March 31, 2007, respectively, decreasing 29.73 percentage points. At March 31, 2008, this ratio remain basically flat when compare with 55.36% at December 31, 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 82.03% at March 31, 2008 compared to 166.95% as of March 31, 2007 and 79.51% as of December 31, 2007.
     The annualized ratio of net charge-offs to average loans for the three-month period ended March 31, 2008 increased 74 basis points to 1.54% from 0.80% for the same period in 2007. This change was due to an increment in net charge-offs of $13.7 million during 2008 when compared with the same period in 2007.
     At March 31, 2008, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $225.2 million and $25.6 million, respectively. At December 31, 2007 impaired loans with related allowance amounted to $205.6 million and $25.6 million, respectively.

     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of March 31, 2008, the Corporation’s total non-performing loans (excluding other real estate owned) reached $314.0 million or 4.42% of total loans from $294.4 million or 4.16% of total loans as of December 31, 2007 and from $118.7 million or 1.68% of total loans as of March 31, 2007. The Corporation’s non-performing loans (excluding Island Finance non-performing loans of $35.9 million) reflected an increase of $184.8 million or 198.2% compared to non-performing loans as of March 31, 2007 (excluding Island Finance non-performing loans of $25.4 million) and $21.0 million compared to non-performing loans as of December 31, 2007 (excluding Island Finance non-performing loans of $37.4 million). The increase in non-performing loans (excluding Island Finance non-performing loans) is principally due to non-performing construction loans, which increased $138.5 million and residential mortgages, which increased $38.7 million compared to March 31, 2007. Compared to December 31, 2007, non-performing loans (excluding Island Finance non-performing loans) reflected an increase of $21.0 million or 8.2%. This increase was composed of increases in non-performing residential mortgages, commercial loans (including construction and leasing) and consumer loans of $14.2 million, $4.7 million and $2.1 million, respectively.
     Non-performing loans and accruing loans past due 90 days or more in the Island Finance portfolio totaled $36.7 million at March 31, 2008, reflecting an decrease of $1.6 million compared to December 31, 2007 and an increase of $0.8 million compared to March 31, 2007.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.
Non-performing Assets and Past Due Loans

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Commercial and Industrial	$24,551	$21,236	$21,515
Construction	142,497	141,140	3,966
Mortgage	94,984	80,805	56,304
Consumer	12,926	10,818	8,155
Consumer Finance	35,938	37,412	25,429
Leasing	2,371	2,334	2,527
Restructured Loans	689	693	756

Total non-performing loans	313,956	294,438	118,652
Repossessed Assets	17,513	16,447	5,750

Total non-performing assets	$331,469	$310,885	$124,402

Accruing loans past-due 90 days or more	$9,877	$7,162	$16,768

Non-Performing loans to total loans	4.42%	4.16%	1.68%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	4.56%	4.26%	1.92%
Non-Performing assets to total assets	3.56%	3.39%	1.35%

Liabilities
     As of March 31, 2008, total liabilities reached $8.7 billion, an increase of $114.5 million compared to December 31, 2007. This increase in total liabilities was principally due to an increase in total deposits of $393.0 million at March 31, 2008 from $5.2 billion at December 31, 2007. This increase was partially offset by a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) of $295.6 million or 9.4% to $2.8 billion as of March 31, 2008.
     Total deposits of $5.6 billion as of March 31, 2008 were composed of $1.3 billion in brokered deposits and $4.3 billion of customer deposits. Compared to December 31, 2007, brokered deposits reflected a decrease of $188.9 million or 13.0% and customer deposits reflected increases of $581.9 million, or 15.7% as of March 31, 2008. The increase in customer deposits was due to a certificate of deposit for the amount of $640 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico, described below.
     Total borrowings at March 31, 2008 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, and term and capital notes) decreased $295.6 million or 9.4% and $290.0 million or 9.3%, compared to borrowings at December 31, 2007 and March 31, 2007, respectively. The $295.6 million decrease for the three months ended March 31, 2008 when compared with December 31, 2007 includes a decrease in fed funds purchased and other borrowings of $529.8 million due to the refinancing of the outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited. Also, there were decreases in securities sold under agreements to repurchase of $60.6 million and subordinated capital notes of $4.1 million. These decreases were partially offset by an increase in commercial paper issued of $298.7 million as of March 31, 2008.
     On March 25, 2008, the Corporation and SFS entered into a fully-collateralized Loan Agreement (the “Loan”) with the Bank. The proceeds of the Loan were used to refinance the outstanding indebtedness incurred under the previously announced bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Loan, the Corporation and SFS had available $186 million and $454 million, respectively, all of which was drawn on March 25, 2008. The Loan is fully-collateralized by a certificate of deposit in the amount of $640 million opened by Banco Santander, S.A., the parent of the Corporation, and provided as security for the Loan pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and SFS have agreed to pay a fee of 0.10% net of taxes, deduction and withholdings, on an annualized basis, to Banco Santander, S.A. in connection with its agreement to collateralize the loan with the deposit.
     The amounts drawn under the Loan bear interest at an annual rate equal to the applicable LIBOR rate plus 0.465% per annum. Interest under the Loan is payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan is due and payable on September 25, 2008. Upon the occurrence and during the continuance of an Event of Default (as defined in the Loan) under the Loan, the Bank shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and SFS’s obligations to pay interest and principal under the Loan are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Loan.
     During October 2006, the Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.

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
     Stockholders’ equity was $566.8 million, or 6.1% of total assets at March 31, 2008, compared to $536.5 million or 5.9% of total assets at December 31, 2007. The $30.3 million increase in stockholders’ equity was composed of net income of $17.7 million, stock incentive plan expense recognized as capital contribution of $5.5 million, cumulative effect of adoption of SFAS 159 of $3.2 million and a decrease in accumulated other comprehensive loss of $8.5 million. This increase was offset by dividend declared of $4.7 million during the three months ended March 31, 2008.
     The Corporation declared a cash dividend of $0.10 per common share during the three-month period ended March 31, 2008 to all stockholders and expects to continue to pay quarterly dividends. The current annualized dividend yield is 4.0%.
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
     During the three months ended March 31, 2008 and 2007, the Corporation did not repurchase any shares of common stock. As of March 31, 2008, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
     As of March 31, 2008, the Corporation’s common stock price per share was $10.11, resulting in a market capitalization of $471.5 million, including affiliated holdings.
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
     As of March 31, 2008, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At March 31, 2008 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2008 were 7.70% and 10.74%, respectively, and the leverage ratio was 5.83%.

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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 9 and 15 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2008 and December 31, 2007.
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
     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges and economic undesignated hedges as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Gain	Loss*

Cash Flow Hedges
Interest Rate Swaps	$450,000	$(3,859)	$—	$(1,117)
Economic Undesignated Hedges
Interest Rate Swaps	561,318	4,208	3,139	—

Totals	$1,011,318	$349	$3,139	$(1,117)

	December 31, 2007
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Loss	Loss*
Cash Flow Hedges
Interest Rate Swaps	$650,000	$(2,027)	$—	$(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

*	Net of tax.

  Cash Flow Hedges:
     The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item’s periodic variable rate with the hedging item’s benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in condensed consolidated statements of income.
     As of March 31, 2008, the total amount, net of tax, included in accumulated other comprehensive income pertaining to interest rate swaps designated as cash flow hedges was an unrealized loss of $1.1 million. As of December 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.0 million.
     Economic Undesignated Hedges:
     The Corporation adopted SFAS 159 effective January 1, 2008 which permit the measurement of selected financial instruments at fair value. The Corporation elected to account at fair value certain of its brokered deposits and subordinated capital notes that were previously designated for fair value hedge accounting in accordance with SFAS 133. The selected financial instruments are reported at fair value with changes in fair value reported in condensed consolidated statements of income.
     As of March 31, 2008 the economic undesignated hedges have maturities through the year 2024. The weighted average rate paid and received on these contracts is 5.34% and 4.90% as of March 31, 2008.
     The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economics variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. As of March 31, 2008, the Corporation has $561.3 million of these economic undesignated hedges.
     Fair Value Hedges:
     The Corporation designates hedges as Economic Undesignated Hedges when its main purpose is to hedge the changes in market value of an associated asset or liability. The Corporation only designates these types of hedges if at inception it is believed that the relationship in the changes in the market value of the hedged item and hedging item will offset each other in a highly effective manner. At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation marks to market both the hedging item and the hedged item at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in condensed consolidated statements of income.
     The Corporation hedges its certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. These swaps were designated for hedge accounting treatment under SFAS 133. For designated fair value hedges, the changes in the fair value of both the hedging instrument and the underlying hedged instrument were included in other income and the interest flows were included in the net interest income in condensed consolidated statements of income.
     Prior to the adoption of SFAS 159, changes in the value of the derivatives instruments qualifying as fair value hedge that have been highly effective were recognized in the current period results of operations along with the change in the value of the designated hedge item. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and fair value adjustment to the hedge item continued to be reported as part of the basis of the item and was amortized to earnings as yield adjustment. After adoption of SFAS 159 for certain callable brokered certificates of deposits and subordinated capital notes, the hedge relationship was terminated, and both previously hedged items and the respective hedging derivatives are presented at fair value with changes recorded in condensed consolidated statements of income.
     The fair value hedges have maturities through the year 2032 as of December 31, 2007. The weighted-average rate paid and received on these contracts is 5.10% and 5.39%, as of December 31, 2007.

     The $937.9 million fair value hedges are associated to the swapping of fixed rate debt as December 31, 2007. The Corporation regularly issues term fixed rate debt, which it in turn swaps to floating rate debt via interest rate swaps. In these cases the Corporation matches all of the relevant economic variables (notional, coupon, payment dates and conventions etc.) of the fixed rate debt it issues to the fixed rate leg of the interest rate swap ( which it receives from the counterparty) and pays the floating rate leg of the interest rate swap. The effectiveness of these transactions is very high since all of the relevant economic variables are matched.
  Derivative instruments not designated as hedging instruments:
     Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, an independent division from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,857,012	$884	$546
Interest Rate Caps	13,760	—	—
Other	4,223	129	84
Equity Derivatives	267,124	—	—

Totals	$4,142,119	$1,013	$630

	December 31, 2007
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

*	The notional amount represents the gross sum of long and short.

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
     The Corporation’s one-year cumulative GAP position at March 31, 2008, was negative $1.9 billion or -21.5% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2008 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of March 31, 2008

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
			(dollars in thousands)
ASSETS:
Investment Portfolio	$253,947	$50	$276,078	$459,377	$78,815	$—	$136,811	$1,205,078
Deposits in Other Banks	299,020	6,080	—	—	—	—	180,856	485,956
Loan Portfolio
Commercial	1,398,500	150,799	400,103	218,617	196,578	79,813	209,698	2,654,108
Construction	324,278	116,318	13,418	9,402	4,093	1,497	2,145	471,151
Consumer	389,943	219,230	417,449	194,217	50,143	—	(1,192)	1,269,790
Mortgage	106,286	314,459	704,708	584,308	951,420	40,144	853	2,702,178
Fixed and Other Assets	—	1,599	—	—	—	—	515,158	516,757

Total Assets	$2,771,974	$808,535	$1,811,756	$1,465,921	$1,281,049	$121,454	$1,044,329	$9,305,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$543,179	$40,000	$—	$—	$—	$—	$—	$583,179
Repurchase Agreements	—	75,000	500,000	—	—	—	—	575,000
Federal Funds Purchased and Other Borrowings	941,000	181,330	300,000	—	—	—	—	1,422,330
Deposits
Certificates of Deposit	1,317,055	1,493,834	210,641	57,637	1,437	3,412	(10,721)	3,073,295
Demand Deposits and Savings Accounts	124,604	—	140,594	543,999	—	—	—	809,197
Transactional Accounts	246,927	336,521	—	1,086,853	—	—	872	1,671,173
Term and Subordinated Debt	—	—	4,815	10,703	247,069	—	—	262,587
Other Liabilities and Capital	—	—	—	—	—	—	908,257	908,257

Total Liabilities and Capital	$3,172,765	$2,126,685	$1,156,050	$1,699,192	$248,506	$3,412	$898,408	$9,305,018

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,730,358	$297,255	$539,542	$1,093,233	$201,942	$6,000	$—	$4,868,330
Interest Rate Swaps (Liabilities)	2,981,532	217,701	514,403	1,071,752	76,942	6,000	—	4,868,330
Caps	12,320	—	576	—	864	—	—	13,760
Caps Final Maturity	12,320	—	576	—	864	—	—	13,760

GAP	$(651,965)	$(1,238,596)	$680,845	$(211,790)	$1,157,543	$118,042	$145,921	$—

Cumulative GAP	$(651,965)	$(1,890,561)	$(1,209,716)	$(1,421,506)	$(263,963)	$(145,921)	$—	$—

Cumulative interest rate gap to earning assets	-7.42%	-21.51%	-13.77%	-16.18%	-3.00%	-1.66%
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
     NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $35 million of maximum NIM loss for a 1% parallel shock and $140 million maximum MVE loss for a 1% parallel shock.
     As of March 31, 2008, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $15.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $35.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $65.7 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $140.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of March 31, 2008.

	NET INTEREST MARGIN SHOCK REPORT
	March 31, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$422.2	$412.1	$406.1	$399.3	$391.8	$383.5	$366.2
Sensitivity	$22.9	$12.8	$6.8		$(7.5)	$(15.8)	$(33.1)

	MARKET VALUE SHOCK REPORT
	March 31, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$664.4	$675.0	$659.5	$635.4	$598.3	$569.7	$499.7
Sensitivity	$29.0	$39.6	$24.1		$(37.1)	$(65.7)	$(135.7)
     As of March 31, 2008 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.
Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2008, the Corporation had $1.5 billion in unsecured lines of credit ($699.4 million available) and $4.6 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
     The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Group or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by Santander Group and affiliates to the Corporation is $1.3 billion.
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
     On March 25, 2008, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a fully-collateralized Loan Agreement (the “Loan”) with Banco Santander Puerto Rico (the “Bank”). The proceeds of the Loan were used to refinance the outstanding indebtedness incurred under the previously announced bridge facility agreement among the Corporation, Santander Financial and National Australia Bank Limited, and for general corporate purposes. Under the Loan, the Corporation and Santander Financial had available $186 million and $454 million, respectively, all of which was drawn on March 25, 2008. The Loan is fully-collateralized by a certificate of deposit in the amount of $640 million opened by Banco Santander, S.A., the parent of the Corporation, and provided as security for the Loan pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay a fee of 0.10% net of taxes, deduction and withholdings, on an annualized basis, to Banco Santander, S.A. in connection with its agreement to collateralize the loan with the deposit.
     The amounts drawn under the Loan bear interest at an annual rate equal to the applicable LIBOR rate plus 0.465% per annum. Interest under the Loan is payable at maturity. The Corporation and Santander Financial did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan is due and payable on September 25, 2008. Upon the occurrence and during the continuance of an Event of Default (as defined in the Loan) under the Loan, the Bank shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and Santander Financial will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and Santander Financial’s obligations to pay interest and principal under the Loan are several and not joint. However, the Corporation and Santander Financial are jointly and severally responsible for all other amounts payable under the Loan.
     In October 2006, the Corporation also completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037 to the Trust.
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2008, the Corporation had a liquidity ratio of 4.92%. At March 31, 2008, the Corporation had total available liquid assets of $413.1 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     The adoption of Financial Accounting Standard’s Board Statements No. 157 “Fair Value Measurements” (“SFAS 157”) and No. 159 “Fair Value Option” (“SFAS 159”) effective January 1, 2008 is a significant event to the Corporation and could represent a material change in financial reporting. Changes to certain processes, valuation models and methodologies and information systems and other components of internal control over financial reporting (as defined in Rule 13-159(e) and 15d-15(e) under the Securities Exchange Act of 1934) resulting from the adoption of SFAS 157 and SFAS 159 may occur and are in the process of being evaluated by management as certain processes, activities and controls are implemented. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the 2008 annual management report on internal control over financial reporting.
Changes in Internal Controls
     With the exception of the adoption of SFAS 157 and 159, there have been no changes in the Corporation’s internal controls over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM I – LEGAL PROCEEDINGS
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses therefrom would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation. For discussion of certain other legal proceedings involving the Corporation, please, refer to the Corporation’s Annual Report on Form 10K for the year ended December 31, 2007.
ITEM 1A. RISK FACTORS
     There have no material changes in risk factors as previously disclosed under Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2007.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 – OTHER INFORMATION
     None

ITEM 6 – EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B
(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00
(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04
(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04
(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B
(3.2)	Bylaws	Exhibit 3.1 8-A12B
(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04
(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04
(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04
(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05
(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06
(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06
(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06
(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06
(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06
(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06
(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02
(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07
(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07
(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02
(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03
(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05
(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06
(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05
(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04
(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04
(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05
(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX – Con’t

Exhibit No.	Description	Reference
(10.13)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06
(10.14)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06
(10.15)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06
(10.16)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07
(10.17)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18 10K-12/31/07
(10.18)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19 10K-12/31/07
(10.19)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20 10K-12/31/07
(10.20)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21 10K-12/31/07
(10.21)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-03/31/08
(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12
(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04
(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-03/24/08
(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3
(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: May 15, 2008	By:	/s/ José Ramón González
President and Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: May 15, 2008	By:	/s/ María Calero
Executive Vice President and
Chief Accounting Officer