Form 10-Q
period 2008-06-30
SANTANDER BANCORP
filed 2008-08-08
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of June 30, 2008

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and Cash Equivalents:
Cash and due from banks	$148,441	$118,096
Interest-bearing deposits	3,228	1,167
Federal funds sold and securities purchased under agreements to resell	168,597	82,434

Total cash and cash equivalents	320,266	201,697

Interest-Bearing Deposits	7,866	5,439
Trading Securities, at fair value:
Securities pledged that can be repledged	8,879	15,965
Other trading securities	60,506	52,535

Total trading securities	69,385	68,500

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	624,458	667,361
Other investment securities available for sale	502,951	600,837

Total investment securities available for sale	1,127,409	1,268,198

Other Investment Securities, at amortized cost	56,907	64,559
Loans Held for Sale, net	136,745	141,902
Loans, net	6,488,259	6,769,478
Accrued Interest Receivable	53,631	80,029
Premises and Equipment, net	30,553	29,523
Goodwill	121,482	121,482
Intangible Assets	29,949	30,203
Other Assets	396,239	379,203

	$8,838,691	$9,160,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$754,371	$755,457
Interest-bearing, including $285.5 million at fair value in 2008	5,223,885	4,405,246

Total deposits	5,978,256	5,160,703

Federal Funds Purchased and other borrowings	53,790	707,110
Securities Sold Under Agreements to Repurchase	583,875	635,597
Commercial Paper Issued	49,779	284,482
Federal Home Loan Bank Advances	1,080,000	1,245,000
Term Notes, net	19,665	19,371
Subordinated Capital Notes, including $116.0 million at fair value in 2008	240,067	247,170
Accrued Interest Payable	46,810	77,356
Other Liabilities	225,363	246,888

Total liabilities	8,277,605	8,623,677

Contingencies and Commitments (Notes 10, 12, 13, 14 and 16)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	316,065	308,373
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	(25,747)	(24,478)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	72,444	54,317

Total stockholders’ equity	561,086	536,536

	$8,838,691	$9,160,213

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest Income:
Loans	$281,807	$298,189	$138,137	$149,834
Investment securities	27,316	33,649	13,196	16,742
Interest-bearing deposits	576	2,260	126	1,110
Federal funds sold and securities purchased under agreements to resell	2,765	1,222	1,977	556

Total interest income	312,464	335,320	153,436	168,242

Interest Expense:
Deposits	80,168	92,828	40,963	46,864
Securities sold under agreements to repurchase and other borrowings	49,807	77,007	18,249	39,229
Subordinated capital notes	6,844	7,886	3,179	3,952

Total interest expense	136,819	177,721	62,391	90,045

Net interest income	175,645	157,599	91,045	78,197
Provision for Loan Losses	78,090	52,874	38,515	30,850

Net interest income after provision for loan losses	97,555	104,725	52,530	47,347

Other Income:
Bank service charges, fees and other	23,525	24,452	11,101	12,134
Broker-dealer, asset management and insurance fees	41,973	32,369	19,986	16,081
Gain on sale of securities	2,874	238	—	49
Gain on sale of loans	2,267	4,338	829	1,990
Other income (loss)	12,716	4,568	(920)	1,658

Total other income	83,355	65,965	30,996	31,912

Other Operating Expenses:
Salaries and employee benefits	61,512	65,902	31,525	34,073
Occupancy costs	13,222	11,488	6,806	5,914
Equipment expenses	2,252	2,241	1,059	1,076
EDP servicing, amortization and technical assistance	21,061	18,074	10,883	8,640
Communication expenses	5,181	5,451	2,646	2,766
Business promotion	3,786	8,000	1,821	4,548
Other taxes	6,756	4,948	3,349	1,843
Other operating expenses	33,919	29,697	18,156	14,894

Total other operating expenses	147,689	145,801	76,245	73,754

Income before provision for income tax	33,221	24,889	7,281	5,505
Provision for Income Tax	8,983	9,064	765	1,409

Net Income Available to Common Shareholders	$24,238	$15,825	$6,516	$4,096

Basic and Diluted Earnings per Common Share	$0.52	$0.34	$0.14	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND YEAR ENDED DECEMBER 31, 2007
(Dollars in thousands)

	For the six months ended	Year ended
	June 30, 2008	December 31, 2007
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	308,373	304,171
Capital contribution	7,692	4,202

Balance at end of period	316,065	308,373

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(24,478)	(44,213)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(1,745)	18,227
Unrealized net gain (loss) on cash flow hedges, net of tax	476	(1,023)
Change in retirement plan’s funded status, net of tax	—	2,531

Balance at end of the period	(25,747)	(24,478)

Reserve Fund:
Balance at beginning of year	139,250	137,511
Transfer from undivided profits	—	1,739

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of year	54,317	122,677
Net income (loss)	24,238	(36,245)
Transfer to reserve fund	—	(1,739)
Deferred tax benefit amortization	(2)	(3)
Common stock cash dividends	(9,328)	(29,849)
Cumulative effect of the adoption of SFAS 159 (See notes 1, 12 and 18)	3,219	—
Cumulative effect of the adoption of FIN No. 48 (See note 11)	—	(524)

Balance at end of the period	72,444	54,317

Total stockholders’ equity	$561,086	$536,536

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Comprehensive income
Net income	$24,238	$15,825	6,516	$4,096

Other comprehensive income, net of tax:
Unrealized holding losses on investment securities available for sale, net of tax	(2,149)	(8,280)	(12,124)	(11,395)
Reclassification adjustment for gains (losses) included in net income, net of tax maturity category, net of amortization	404	—	735	(17)

Unrealized net loss on investment securities available for sale, net of tax	(1,745)	(8,280)	(11,389)	(11,412)

Unrealized net gain on cash flow hedges, net of tax	476	531	1,593	746

Total other comprehensive loss, net of tax	(1,269)	(7,749)	(9,796)	(10,666)

Comprehensive income (loss)	$22,969	$8,076	(3,280)	$(6,570)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,238	$15,825

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,797	8,324
Deferred tax benefit	(6,330)	(9,097)
Provision for loan losses	78,090	52,874
Gain on sale of securities	(2,874)	(238)
Gain on sale of loans	(2,267)	(4,338)
Gain on sale of mortgage-servicing rights	—	(168)
(Gain) loss on derivatives	(1,304)	758
Trading gains	(1,994)	(1,241)
Valuation loss on loans held for sale	4,017	—
Net discount accretion on securities	(2,398)	(2,534)
Net premium (discount) amortization (accretion) on loans	146	(1,416)
Share-based compensation	7,691	7,982
Purchases and originations of loans held for sale	(214,936)	(332,806)
Proceeds from sales of loans	162,134	171,532
Repayments of loans held for sale	11,320	14,612
Proceeds from sales of trading securities	5,633,201	1,199,498
Purchases of trading securities	(5,599,000)	(1,201,459)
Decrease in accrued interest receivable	26,398	22,909
(Increase) decrease in other assets	(28,583)	832
Decrease in accrued interest payable	(30,546)	(18,366)
Decrease in other liabilities	(3,356)	(11,079)

Total adjustments	37,206	(103,421)

Net cash provided by (used in) operating activities	61,444	(87,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease) increase in interest-bearing deposits	(2,427)	1,455
Proceeds from sales of investment securities available for sale	128,158	20,301
Proceeds from maturities of investment securities available for sale	7,797,759	16,919,244
Purchases of investment securities available for sale	(7,825,616)	(16,910,514)
Purchases of other investments	7,652	551
Repayment of securities and securities called	44,041	51,156
Payments on derivative transactions	(1,497)	—
Net decrease in loans	214,952	53,578
Proceeds from sales of mortgage-servicing rights	—	168
Purchases of premises and equipment	(4,618)	(1,117)

Net cash provided by investing activities	358,404	134,822

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	815,281	(30,459)
Net decrease in federal funds purchased and other borrowings	(818,320)	(46,900)
Net decrease in securities sold under agreements to repurchase	(51,722)	(61,738)
Net (decrease) increase in commercial paper issued	(234,703)	173,113
Net increase in term notes	294	620
Net increase in subordinated capital notes	17	26
Dividends paid	(12,126)	(14,924)

Net cash (used in) provided by financing activities	(301,279)	19,738

NET CHANGE IN CASH AND CASH EQUIVALENTS	118,569	66,964
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	201,697	199,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$320,266	$266,228

Concluded
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Spain”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
          These statements should be read in conjunction with the consolidated financial statements included in the Corporation’s Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these condensed consolidated financial statements are substantially the same as those described in Note 1 to the 2007 consolidated financial statements in the Corporation’s Form 10-K.
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
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiary, Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation ( a wholly owned subsidiary of the Bank) was merged into the Bank and ceased to operate as a separate legal entity.
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
          Prior to the adoption of Statement of Financial Accounting Standard (“SFAS” ) No. 159,, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115”, in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period condensed consolidated statements of income along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the condensed consolidated statements of income. In connection with the adoption of SFAS 159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the condensed consolidated statements of income. The cost of funding on the Corporation’s borrowings, as well as derivatives, continue to be included in interest expense and income, as applicable, in the condensed consolidated statements of income. See Note 12 of the condensed consolidated financial statements for more information.
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
          The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2008 had terms ranging from one month to five years.
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
Mortgage-servicing Rights
          The Corporation’s mortgage-servicing rights (“MSRs”) are stated at the lower of carrying value or fair value at each balance sheet date. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the six months ended June 30, 2008 and 2007.
          MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. Amortization may be accelerated or decelerated to the extent that changes in interest rates or prepayment rates warrant.
Mortgage Banking
          Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. No asset or liability is recorded by the Corporation for mortgages serviced, except for mortgage-servicing rights arising from the sale of mortgages, advances to investors and escrow advances.
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
          Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At June 30, 2008 and December 31, 2007, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,157,000,000 and $1,056,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,563,000 and $3,254,000 at June 30, 2008 and December 31, 2007, respectively.
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $225,000,000 and $1,113,000,000 at June 30, 2008 and at December 31, 2007, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s condensed consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended June 30, 2008 and 2007. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended June 30, 2008 and 2007.
Recent Accounting Pronouncements that Affect the Corporation
          The adoption of these accounting pronouncements had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:
•	Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this statement did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. As such, the Corporation did not adopt SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2, and is evaluating the impact, that this adoption may have on its condensed consolidated financial statements and disclosures. See Note 18 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets

and Financial Liabilities”. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase to beginning of year retained earnings of $3.2 million.
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
•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Corporation is evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
•	Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets”(“FSP FAS 142-3”). In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets. This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. The Corporation is evaluating the potential impact of adopting this FSP.
•	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Corporation will be evaluating the effects, if any, that the adoption of this statement may have on its consolidated financial statements.

2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$342,647	$—	$33	$342,614	2.02%
After one year to five years	227,930	2,450	—	230,380	3.89%

	570,577	2,450	33	572,994	2.77%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	245	—	1	244	3.50%
After one year to five years	25,945	—	497	25,448	4.20%
After five years to ten years	15,237	39	182	15,094	5.21%
Over ten years	16,111	114	81	16,144	5.67%

	57,538	153	761	56,930	4.87%

Mortgage-backed securities:
After five years to ten years	179,293	—	6,302	172,991	4.37%
Over ten years	332,233	—	7,789	324,444	5.32%

	511,526	—	14,091	497,435	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,139,691	$2,603	$14,885	$1,127,409	3.87%

	December 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$317,974	$137	$233	$317,878	3.63%
After one year to five years	354,281	1,703	184	355,800	3.91%

	672,255	1,840	417	673,678	3.78%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,245	—	470	19,775	4.44%
After five years to ten years	15,186	84	159	15,111	5.21%
Over ten years	13,091	62	118	13,035	5.73%

	49,892	146	750	49,288	5.00%

Mortgage-backed securities:
After five years to ten years	232,420	—	7,296	225,124	4.40%
Over ten years	324,112	—	4,054	320,058	5.41%

	556,532	—	11,350	545,182	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,278,729	$1,986	$12,517	$1,268,198	4.35%

          The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 2.7 years at June 30, 2008, comprised of approximately 0.7 years for treasuries and agencies of the United States Government, 4.2 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 4.7 years for mortgage backed securities and 0.8 year for all other securities.
          The number of positions, fair value and unrealized losses at June 30, 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	7	$342,614	$33	—	$—	$—	7	$342,614	$33
Commonwealth of Puerto Rico and its subdivisions	11	17,260	231	15	22,690	530	26	39,950	761
Mortgage-backed securities	14	182,417	2,774	17	315,018	11,317	31	497,435	14,091

	32	$542,291	$3,038	32	$337,708	$11,847	64	$879,999	$14,885

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
          As of June 30, 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. Substantially, all U.S. and P.R. Government agencies securities are rated the equivalent of AAA and BBB-, respectively, by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will be settled at a price not less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008.
          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Assets Pledged:
     At June 30, 2008 and December 31, 2007, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank Advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of June 30 and December 31, were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Investment securities available for sale	$283,218	$415,278
Other investment securities	48,600	56,025
Loans	2,337,985	2,314,359

	$2,669,803	$2,785,662

     Pledged securities, that the creditor has the right or contract to repledge, are presented separately on the condensed consolidated balance sheet. At June 30, 2008 and December 31, 2007, investment securities with a carrying value of approximately $633,337,000 and $683,326,000, respectively, were pledged to securities sold under agreements to repurchase.
4. Loans:
     The Corporation’s loan portfolio consists of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial and industrial	$2,410,664	$2,530,806
Consumer	648,333	672,888
Consumer finance	1,013,262	946,209
Leasing	80,717	98,987
Construction	384,752	486,284
Mortgage	2,546,104	2,539,811

	7,083,832	7,274,985

Unearned income and deferred fees/costs:
Commercial and industrial	(1,749)	(3,459)
Consumer finance	(406,935)	(335,096)
Allowance for loan losses	(186,889)	(166,952)

Loans, net	$6,488,259	$6,769,478

     During the quarter ended June 30, 2008, the Corporation sold certain impaired loans to an affiliate for $91.3 million in cash. These loans had a net book value of $91.3 million comprised of an outstanding principal balance of $96.8 million and a specific valuation allowance of $5.5 million. The type of loans by net book value was $76.8 million in construction loans and $14.5 million in commercial loans. No gain or loss was recognized on this transaction.

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$166,952	$106,863	$179,150	$115,171
Provision for loan losses	78,090	52,874	38,515	30,850

	245,042	159,737	217,665	146,021

Losses charged to the allowance:
Commercial and industrial	4,150	3,484	1,818	1,568
Construction	5,358	—	5,344	—
Mortgage	64	1,150	—	—
Consumer	19,975	11,717	10,438	6,970
Consumer finance	29,458	16,190	13,541	9,863
Leasing	1,050	1,485	562	516

	60,055	34,026	31,703	18,917

Recoveries:
Commercial and industrial	293	799	137	104
Consumer	579	429	234	263
Consumer finance	779	723	403	370
Leasing	251	254	153	75

	1,902	2,205	927	812

Net loans charged-off	58,153	31,821	30,776	18,105

Balance at end of period	$186,889	$127,916	$186,889	$127,916

6. Goodwill and Other Intangible Assets:
Goodwill
     The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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
Other Intangible Assets
     Other intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$9,830	$9,631
Wealth Management — Advisory-servicing rights	1,419	1,572
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	400	700

	$29,949	$30,203

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
     Amortization of the other intangibles assets for the six month period ended June 30, 2008 and year ended December 31, 2007 were approximately $1.5 million and $3.8 million, respectively.
7. Other Assets:
     The Corporation’s other assets consist of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Deferred tax assets, net	$40,500	$37,199
Accounts receivable	43,817	38,617
Repossesed assets	18,250	16,448
Software, net	6,268	8,069
Prepaid expenses	34,221	14,224
Customers’ liabilities on acceptances	829	783
Derivative assets	65,798	79,969
Confirming advances	182,384	179,376
Other	4,172	4,518

	$396,239	$379,203

     Amortization of software assets for the six month period ended June 30, 2008 and year ended December 31, 2007 was approximately $2.7 million and $4.4 million, respectively.
8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$53,790	$583,875	$49,779

Average indebtedness outstanding during the period	$360,764	$585,837	$378,663

Maximum amount outstanding during the period	$751,000	$625,006	$625,000

Average interest rate for the period	4.84%	4.98%	3.70%

Average interest rate at period-end	2.75%	4.85%	2.94%

	December 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$707,110	$635,597	$284,482

Average indebtedness outstanding during the year	$723,364	$756,117	$379,351

Maximum amount outstanding during the year	$800,000	$851,578	$676,957

Average interest rate for the year	5.77%	5.48%	5.48%

Average interest rate at year-end	5.14%	5.43%	5.31%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$52,000	$7,110
Thirty to ninety days	—	700,000
Over ninety days	1,790	—

Total	$53,790	$707,110

Securities sold under agreements to repurchase:
Within thirty days	$8,875	$10,591
Over ninety days	575,000	625,006

Total	$583,875	$635,597

Commercial paper issued:
Within thirty days	$10,000	$284,482
Thirty to ninety days	39,779	—

Total	$49,779	$284,482

     As of June 30, 2008 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 6.03 months.
     As of June 30, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$400,590	17.06
Lehman Brothers Special Financing, Inc.	200,000	223,868	55.50
Popular Securities, Inc.	8,875	8,879	0.10

	$583,875	$633,337	29.97

     The following investment securities were sold under agreements to repurchase:

	June 30, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
		(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$223,868	$200,000	$223,868	4.05%	5.88%
Mortgage-backed securities	409,469	383,875	409,469	5.12%	4.32%

Total	$633,337	$583,875	$633,337	4.74%	4.85%

	December 31, 2007
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
		(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$270,821	$250,006	$270,821	4.79%	5.76%
Mortgage-backed securities	412,505	385,591	412,505	5.22%	5.22%

Total	$683,326	$635,597	$683,326	5.05%	5.43%

9. Advances from Federal Home Loan Bank:
     Advances from Federal Home Loan Bank consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-callable advances at 2.43% and 4.74% averages fixed rate at June 30, 2008 and December 31, 2007 , respectively, with maturities during 2008	$60,000	$420,000
Non-callable advances at 2.49% average fixed rate with maturities during 2009	120,000	—
Non-callable advances at 2.71% average fixed rate with maturities during 2010	300,000	—
Non-callable advances at 3.79% average fixed rate with maturities during 2011	175,000	—
Non-callable advances at 2.66% and 5.07% averages floating rates tied to 3-month LIBOR at June 30, 2008 and December 31, 2007, respectively, with maturities during 2008	375,000	825,000
Non-callable advances at 2.67% average floating rate tied to 3-month LIBOR with maturities during 2009	50,000	—

	$1,080,000	$1,245,000

     The Corporation had $2.0 billion and $2.1 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of June 30, 2008 and December 31, 2007, respectively.
10. Subordinated Capital Notes, Term Notes and Trust Preferred Securities:
Subordinated Capital Notes
     Subordinated capital notes consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value in 2008	$70,465	$73,260
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value in 2008	45,508	50,236
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	125,000	125,000

	240,973	248,496
Unamortized discount	(906)	(1,326)

	$240,067	$247,170

Term Notes
     Term notes payable outstanding consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(2,150)	(2,444)

	$19,665	$19,371

     The term notes issued contain certain general covenants related to financial ratios, among others. The Corporation was in compliance with such covenants at June 30, 2008 and December 31, 2007.
Trust Preferred Securities:
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
11. Income Tax:
     The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions is as follows:

	For the six months ended
	June 30, 2008	June 30, 2007
	(in thousands)
Balance at beginning of the year	$16,507	$12,676
Additions for tax positions of prior years	124	761
Additions for tax positions of current year	1,974	211

Balance at end of the period	$18,605	$13,648

     The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. For the six months ended June 30, 2008 and 2007, the Corporation recognized $0.5 million and $0.5 million of interest and penalties, respectively, for uncertain tax positions. As of June 30, 2008 and 2007, the related accrued interest approximated $3.2 million and $2.4 million, respectively. At June 30, 2008 and 2007, the Corporation had $18.6 million and $13.6 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
     The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of June 30, 2008, the years 2003 through 2007 remain subject to examination by the Puerto Rico tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related principally to Santander Financial Services, Inc. amounting to $22.1 million at June 30, 2008. Accordingly, a deferred tax asset valuation allowance of $22.1 million was recorded at June 30, 2008.
12. Derivative Financial Instruments:
     As of June 30, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the six months	Gain* for the
	Notional		ended	six months ended
	Value	Fair Value	June 30, 2008	June 30, 2008
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$375,000	$(1,247)	$—	$476
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	243,984	(2,639)	683	—
OTHER DERIVATIVES
Options	133,339	10,782	(11,808)	—
Embedded options on stock-indexed deposits	133,339	(10,782)	11,808	—
Interest rate caps	1,349	(1)	(8)	—
Customer interest rate caps	1,349	1	8	—
Customer interest rate swaps	1,757,008	53,206	7,536	—
Interest rate swaps-offsetting position of customer swaps	1,757,009	(52,652)	(7,855)	—
Interest rate swaps	90,000	568	1,101	—
Loan commitments	4,496	(116)	(161)	—

			$1,304	$476

*	Net of tax

     As of December 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Loss* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2007	Dec. 31, 2007
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(2,027)	$—	$(1,023)
FAIR VALUE HEDGES
Interest rate swaps	937,863	(4,425)	(465)	—
OTHER DERIVATIVES
Options	133,562	22,590	134	—
Embedded options on stock-indexed deposits	133,562	(22,590)	(134)	—
Interest rate caps	7,381	7	(58)	—
Customer interest rate caps	7,381	(7)	58	—
Customer interest rate swaps	1,496,798	44,380	44,432	—
Interest rate swaps-offsetting position of customer swaps	1,498,381	(43,589)	(44,068)	—
Interest rate swaps	242,000	(534)	315	—
Loan commitments	1,451	45	35	—

			$249	$(1,023)

*	Net of tax
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. As of June 30, 2008 and December 31, 2007, the Corporation had outstanding $375 million and $650 million, respectively, of interest rate swaps designed as cash flow hedges. As of June 30, 2008 and December 31, 2007 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $761,000 and an unrealized loss of $1.2 million, respectively, of which the Corporation expects to reclassify approximately $1.0 million into earnings during the next quarter of 2008.
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

     As of June 30, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $244.0 million, maturing through the year 2024. The weighted average rate paid and received on these contracts is 2.82% and 5.38%, respectively. As of June 30, 2008, the Corporation had retail fixed rate certificates of deposit amounting to approximately $117.0 million, with a fair value of $115.7 million, and a subordinated note amounting to approximately $125 million, with a fair value of $116.0 million, swapped to create a floating rate source of funds. For the six months ended June 30, 2008, the Corporation recognized a gain of approximately $0.7 million on these economic hedges, which is included in other income in the condensed consolidated statements of income and was the result of incorporating the credit risk component in the fair value of the subordinated note. For the semester ended June 30, 2007, the Corporation recognized a loss of approximately $1.1 million on these swaps that were classified as fair value hedges prior to the adoption of SFAS 159 on January 1, 2008.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the condensed consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the condensed consolidated statements of income. For the six months ended June 30, 2008, a gain of approximately $11.8 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $11.8 million was recorded on the option contracts. For the semester ended June 30, 2007, a loss of approximately $2.9 million was recorded on embedded options on stock-index deposits and notes and a gain of approximately $2.9 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2008 and 2007, the Corporation recognized a loss on these transactions of $319,000 and a gain of $148,000 respectively.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2008 and 2007, the Corporation recognized a gain of $1,101,000 and $196,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157. Prior the adoption of SFAS 157, the loan commitments were measured at fair value pursuant to SFAS 133. As of June 30, 2008, the Corporation had loan commitments outstanding for approximately $4.5 million and recognized a loss of $161,000 on these commitments. As of June 30, 2007, a gain of $14,000 was recognized on these commitments.
13. Contingencies:
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

14. Employee Benefits Plan:
Pension Plan
     The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
     The components of net periodic benefit for the Plan for the six month periods ended June 30, 2008 and 2007 were as follows:

	For the six months ended
	June 30,
	2008	2007
	(Dollars in thousands)
Interest cost on projected benefit obligation	$1,175	$1,140
Expected return on assets	(1,347)	(1,359)
Net amortization	108	207

Net periodic pension benefit	$(64)	$(12)

     The expected contribution to the Plan for 2008 is $1,581,000.
     The components of net periodic pension cost for the Central Hispano Plan for six month periods ended June 30, 2008 and 2007 were as follows:

	For the six months ended
	June 30
	2008	2007
	(Dollars in thousands)
Interest cost on projected benefit obligation	$921	$919
Expected return on assets	(1,036)	(1,085)
Net amortization	251	257

Net periodic pension cost	$136	$91

     The expected contribution to the Central Hispano Plan for 2008 is $1,816,000.
Savings Plan
     The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s plans contribution for the six months ended June 30, 2008 and 2007 were approximately $394,000 and $276,000, respectively.

15. Long Term Incentive Plans:
     Santander Spain sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $3.6 million due to a favorable change in plan valuation during the semester ended June 30, 2008 and $4.0 million of compensation expense for the same period in 2007. As options were exercised as of June 30, 2008, $6.7 million has been reclassified as a capital contribution.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $1.6 million for the six months ended June 30, 2008.
16. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,183,000 at June 30, 2008, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2008 had terms ranging from one month to five years. The aggregate contract amount of the standby letters of credit of approximately $118,368,000 at June 30, 2008, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
17. Segment Information:
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
     The following present financial information of reportable segments as of and for the six months ended June 30, 2008 and 2007. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	June 30, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$157,785	$83,876	$71,828	$36,684	$41,271	$22,657	$(18,282)	$395,819
Intersegment revenue	1,159	—	—	—	446	16,677	(18,282)	—
Interest income	126,743	83,932	71,427	34,768	1,442	11,087	(16,935)	312,464
Interest expense	31,634	39,140	13,423	53,741	1,197	10,788	(13,104)	136,819
Depreciation and amortization	2,159	1,230	1,534	472	685	1,717	—	7,797
Segment income (loss) before income tax	32,994	37,547	3,211	(21,221)	14,021	(29,500)	(3,831)	33,221
Segment assets	3,619,519	2,762,277	679,010	1,511,257	134,369	1,207,869	(1,075,610)	8,838,691

	June 30, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$167,766	$93,380	$73,426	$37,776	$29,776	$24,447	$(25,286)	$401,285
Intersegment revenue	5,005	5,600	—	—	2,104	12,577	(25,286)	—
Interest income	148,218	83,479	71,357	35,593	1,173	12,484	(16,984)	335,320
Interest expense	48,720	49,636	19,208	56,241	1,617	15,375	(13,076)	177,721
Depreciation and amortization	2,020	1,018	2,199	380	567	2,140	—	8,324
Segment income (loss) before income tax	54,401	25,957	(5,896)	(21,544)	7,961	(31,323)	(4,667)	24,889
Segment assets	3,820,064	2,776,946	724,439	1,633,827	104,679	593,954	(457,750)	9,196,159
Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$391,444	$402,124
Other revenues	22,657	24,447
Elimination of intersegment revenues	(18,282)	(25,286)

Total consolidated revenues	$395,819	$401,285

Total income before tax of reportable segments	$66,552	$60,879
Loss before tax of other segments	(29,500)	(31,323)
Elimination of intersegment profits	(3,831)	(4,667)

Consolidated income before tax	$33,221	$24,889

Assets:
Total assets for reportable segments	$8,706,432	$9,059,955
Assets not attributed to segments	1,207,869	593,954
Elimination of intersegment assets	(1,075,610)	(457,750)

Total consolidated assets	$8,838,691	$9,196,159

18. Fair Value Disclosures:
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
(Dollars in thousands)

	Ending Balance as of		Opening Balance as of
	December 31, 2007	Adoption Net	January 01, 2008
	(Prior to Adoption)*	Gain (Loss)	(After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Callable Brokered Certificates of Deposits	$(763,476)	$64	$(763,412)
Subordinated Capital Notes	(123,686)	5,134	(118,552)

Cumulative-effect Adjustments (pre-tax)	$(887,162)	5,198	$(881,964)

Tax Impact		(1,979)

Cumulative-effect Adjustment Increase to Retained Earnings, net of tax		$3,219

*	Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
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
     The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, including financial instruments for which the Corporation has elected the fair value option:
(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$695	$37,816	$30,874	$69,385
Investment Securities AFS	572,994	554,415	—	1,127,409
Derivative Assets	513	62,367	2,918	65,798

Total Assets, at Fair Value	$574,202	$654,598	$33,792	$1,262,592

Liabilities:
Deposits (1)	$—	$285,527	$—	$285,527
Subordinated Capital Notes (2)	—	115,973	—	115,973
Derivative Liabilities	—	65,131	3,034	68,165

Total Liabilities, at Fair Value	$—	$466,631	$3,034	$469,665

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
     Level 3 assets and liabilities were 2.70% and 0.65% of Total Assets at fair value and Total Liabilities at fair value, respectively, at June 30, 2008.
     The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to June 30, 2008:
(Dollars in thousands)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
			Other	in and/or	issuances		gains (loss)
	January 1,		Comprehensive	out of	and	June 30,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,529	$—	$—	$9,195	$30,874	$32
Derivatives, net	45	(161)	—	—	—	(116)	(116)

	$20,195	$1,368	$—	$—	$9,195	$30,758	$(84)

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2008 to June 30, 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which are continued to carry at fair value after the adoption of SFAS 159.
(Dollars in thousands)

	Total Gains and Losses
	Trading	Net
	Securities	Derivatives
	(1)	(1)
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income	$1,529	$(161)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
     The table below summarizes changes in unrealized gains or losses recorded in earnings for the period from January 1, 2008 to June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008. These amounts include changes in fair value for derivative contracts and trading securities which are continued to carry at fair value after the adoption of SFAS 159.
(Dollars in thousands)

	Changes in Unrealized Gains (Loss)
	Trading	Net
	Securities	Derivatives
	(1)	(1)
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$32	$(116)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
Determination of Fair Value
     The following is a description of the valuation methodologies used for instruments for which fair value is presented as well as for instruments that the Corporation has elected the fair value option. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Trading Securities
     Trading securities are recorded at fair value and consist primarily of US Government and agencies, US corporate debt and equity securities, Puerto Rico Government, corporate debt and equity securities. Fair value is generally based on quoted market prices. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. Level 1 trading securities include those identical securities traded in active markets. . Level 2 trading securities primarily include Puerto Rico Government and open ended funds. Investments in Puerto Rico open ended funds are valued using a net asset value approach and if redeemed must be at net asset value.
     Level 3 trading securities primarily include Puerto Rico corporate debt securities and fixed income closed end funds. At June 30, 2008 the majority of these instruments were valued based on dealer indicative quotes.

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
(Dollars in thousands)

		Carrying Value as of June 30, 2008
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Loans Held for Sale (1)	$136,745	$—	$—	$136,745	$2,370
Loans, net(2)	87,900	—	—	87,900	10,421

	$224,645	$—	$—	$224,645	$12,791

(1)	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with applicable accounting policies.

(2)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
     The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of June 30, 2008, these callable brokered certificates of deposits had a fair value of $285.6 million and principal balance of $286.7 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $116.0 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statement of income. Electing the fair value option allows the Corporation to be relieved of the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without incremental earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
     As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.
     The following table represents changes in fair value for the six months ended June 30, 2008 which includes the interest expense on callable brokered certificates of deposits of $13.0 million and interest expense on subordinated capital notes of $3.9 million. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Condensed consolidated Statements of Income based on their contractual coupons.

(Dollars in thousands)

			Total Changes in
	Changes in	Changes in	Fair Value
	Fair Value	Fair Value	included in
	included in	included in	Current Period
	Interest Expense	Other Income	Earnings
Callable Brokered Certificates of Deposits	$(12,978)	$(2,375)	$(15,353)
Subordinated Capital Notes	(3,888)	2,579	(1,309)

Total	$(16,866)	$204	$(16,662)

     The impacts of changes in the Corporation’ credit risk on subordinated capital notes for the six months ended June 30, 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in the Corporation’s credit spreads from the transition date to the reporting date.
(Dollars in thousands)

	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$2,171	$(3,480)	$(1,309)

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Six months ended		Three months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Interest income	$312,464	$335,320	$153,436	$168,242
Interest expense	136,819	177,721	62,391	90,045

Net interest income	175,645	157,599	91,045	78,197
Gain on sale of securities	2,874	238	—	49
Broker-dealer, asset management and insurance fees	41,973	32,369	19,986	16,081
Other income	38,508	33,358	11,010	15,782
Operating expenses	147,689	145,801	76,245	73,754
Provision for loan losses	78,090	52,874	38,515	30,850
Income tax provision	8,983	9,064	765	1,409

Net income	$24,238	$15,825	$6,516	$4,096

PER COMMON SHARE DATA*
Net income	$0.52	$0.34	$0.14	$0.09
Book value	$12.03	$12.26	$12.03	$12.26
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.20	$0.32	$0.10	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,856,580	$6,888,251	$6,751,233	$6,916,569
Allowance for loan losses	170,994	112,513	175,460	117,151
Earning assets	8,471,326	8,467,210	8,537,455	8,484,144
Total assets	9,204,584	9,113,814	9,241,576	9,135,829
Deposits	5,536,427	5,149,455	6,066,138	5,125,327
Borrowings	2,795,535	3,063,169	2,319,625	3,104,104
Common equity	562,704	588,392	572,550	596,328
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,625,004	$6,882,657	$6,625,004	$6,882,657
Allowance for loan losses	186,889	127,916	186,889	127,916
Earning assets	8,206,837	8,624,961	8,206,837	8,624,961
Total assets	8,838,691	9,196,159	8,838,691	9,196,159
Deposits	5,978,256	5,280,132	5,978,256	5,280,132
Borrowings	2,027,176	3,015,175	2,027,176	3,015,175
Common equity	561,086	571,846	561,086	571,846
Continued

Six months ended	Three months ended
June 30,	June 30,
2008	2007	2008	2007
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	4.23%	3.86%	4.34%	3.79%
Efficiency ratio (1)	58.64%	64.06%	65.55%	65.78%
Return on average total assets (on an annualized basis)	0.53%	0.35%	0.28%	0.18%
Return on average common equity (on an annualized basis)	8.66%	5.42%	4.58%	2.76%
Dividend payout	38.46%	94.12%	71.43%	177.78%
Average net loans/average total deposits	123.84%	133.77%	111.29%	134.95%
Average earning assets/average total assets	92.03%	92.91%	92.38%	92.87%
Average stockholders’ equity/average assets	6.11%	6.46%	6.20%	6.53%
Fee income to average assets (annualized)	1.43%	1.26%	1.35%	1.24%
Capital:
Tier I capital to risk-adjusted assets	8.08%	7.78%	8.08%	7.78%
Total capital to risk-adjusted assets	11.18%	10.81%	11.18%	10.81%
Leverage Ratio	5.68%	5.69%	5.68%	5.69%
Asset quality:
Non-performing loans to total loans	4.09%	1.95%	4.09%	1.95%
Annualized net charge-offs to average loans	1.66%	0.92%	1.79%	1.03%
Allowance for loan losses to period-end loans	2.74%	1.82%	2.74%	1.82%
Allowance for loan losses to non-performing loans	67.11%	93.39%	67.11%	93.39%
Allowance for loan losses to non-performing loans plus
accruing loans past-due 90 days or more	64.48%	86.87%	64.48%	86.87%
Non-performing assets to total assets	3.36%	1.56%	3.36%	1.56%
Recoveries to charge-offs	3.17%	6.48%	2.92%	4.29%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.56	x	1.29	x	1.32	x	1.12	x
Including interest on deposits	1.24	x	1.14	x	1.11	x	1.06	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$14,189,000	$13,568,000	$14,189,000	$13,568,000
Bank branches	57	61	57	61
Consumer Finance branches	68	69	68	69

Total Branches	125	130	125	130
ATMs	143	141	143	141
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses, divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and extinguishment of liabilities.

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
Current Accounting Developments
     Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis. In February 2008, the FASB issued a final staff position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As such, the Corporation did not adopt SFAS 157 for those nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2 and is evaluating the impact that this adoption may have on its consolidated financial statements and disclosures. Adoption of SFAS 157 did not have a material effect on the Corporation’s financial position and results of operations. Illiquidity in the credit markets contributed to the amount of our reported Level 3 instruments, primarily in our trading and loan portfolios. At June 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 2.70% and 0.65% of the aggregate amount of consolidated assets and liabilities recorded at fair value respectively. The amount we report in Level 3 in future periods will be affected by market conditions. See Notes 1 and 18 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 157.

     In conjunction with the adoption of SFAS 157, effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase in opening retained earnings of $3.2 million. See Notes 1 and 18 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 159.
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
     The Corporation uses quoted market prices, when available, to determine estimates of fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Corporation is assisted to obtain fair value estimates from a nationally recognized pricing service that determines fair value estimates based on objectively verifiable information: relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary. The Corporation reviews the estimates of fair value provided by the pricing service and compares the estimates to the Corporation’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Corporation will challenge any prices deemed not to be representative of fair value. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.
     If quoted market prices and an estimate from a pricing service are unavailable, the Corporation produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. See Note 18 to the accompanying consolidated financial statements for further information related to valuation methods used by the Corporation for each type of financial instruments that are carried at fair value.
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
     The Corporation understands that any increases and/or decreases in the aggregate fair value of its assets and liabilities will not materially affect its liquidity and capital resources
Overview of Results of Operations for the Six-Month and Three-Month Periods Ended June 30, 2008 and 2007
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
     For the six-month and three-month periods ended June 30, 2008 and 2007, net income and other selected financial information, as reported are the following:

	Six months ended		Three months ended
($ in thousands, except earnings per share)	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07
Net Income	$24,238	$15,825	$6,516	$4,096
EPS	$0.52	$0.34	$0.14	$0.09
ROA	0.53%	0.35%	0.28%	0.18%
ROE	8.66%	5.42%	4.58%	2.76%
Efficiency Ratio (*)	58.64%	64.06%	65.55%	65.78%

(*)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and extinguishment of liabilities and derivatives.
Results of Operations for the Six-Month Periods and Three-Month Periods ended June 30, 2008 and 2007
     The Corporation reported a net income of $24.2 million for the six-month period ended June 30, 2008, compared with net income of $15.8 million for the same period in 2007. Earnings per common share (EPS) for the six-month periods ended June 30, 2008 and 2007 were $0.52 and $0.34, respectively, based on 46,639,104 average common shares for each period. Returns on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2008 were 0.53% and 8.66%, respectively, compared with 0.35% and 5.42% reported during the same six-month period of 2007. The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2008 reached 58.64%, an improvement of 542 basis points compared to 64.06% for the six months ended June 30, 2007. This improvement was mainly due to higher net interest income and higher other income.
     For the quarter ended June 30, 2008, the Corporation reported net income of $6.5 million compared with $4.1 million for the same quarter in 2007. EPS for the quarters ended June 30, 2008 and 2007 were $0.14 and $0.09, respectively, based on 46,639,104 average common shares for each period. ROA, on annualized basis, was 0.28% for the quarter ended June 30, 2008 and 0.18% for the quarter ended June 30, 2007. ROEs, on annualized basis, were 4.58% and 2.76% for the quarters ended June 30, 2008 and 2007, respectively. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended June 30, 2008 was 65.55% compared with 65.78% for the quarter ended June 30, 2007.
     The Corporation’s financial results for the semester and quarter ended June 30, 2008 were impacted by the following:
•	The provision for loan losses increased $25.2 million or 47.7% for the semester ended June 30, 2008 compared to the same period in 2007 and $7.7 million or 24.9% for the quarter ended June 30, 2008 compared to the same period in the prior year. The allowance for loan losses of $186.9 million as of June 30, 2008 represented 2.74% of total loans, 67.11% of non-performing loans and 114.66% of non-performing loans excluding loans secured by real estate. The increase in the provision for loan losses reflects the current recessionary cycle in Puerto Rico affecting the loan portfolio, including commercial and construction loans;

•	The provision for loan losses represented 134.28% and 125.15% of the net charge-offs for the six and three months ended June 30, 2008;

•	The Corporation experienced an increment of 37 basis points in net interest margin, on a tax equivalent basis, to 4.23% for the semester ended June 30, 2008 versus 3.86% for the same period in 2007 and an increment of 55 basis points to 4.34% for the quarter ended June 30, 2008 compared to 3.79% for the same quarter in 2007;

•	Non-interest income for the six months ended June 30, 2008, increased $17.4 million or 26.4% as compared to the same period in prior year, basically due to higher broker-dealer, asset management and insurance fees of $9.6 million, an increase in gains on sale of securities of $2.6 million, an increase in gain on derivatives of $2.1 million and a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering. These increases were partially offset by a decrease in gain on sale of loans of $2.1 million and an unfavorable valuation adjustment of $4.0 million for loans held for sale recorded through earnings for the semester ended June 30, 2008. The non-interest income for the quarter ended June 30, 2008 remained basically flat when compared with the same quarter in prior year;

•	Operating expenses experienced an increase of $1.9 million or 1.3% and $2.5 million or 3.4% for the semester and quarter ended June 30, 2008, respectively, when compared to the same periods in 2007;

•	During the quarter ended June 30, 2008, the Corporation sold certain impaired loans to an affiliate for $91.3 million in cash. These loans had a net book value of $91.3 million comprised of an outstanding principal balance of $96.8 million and a specific valuation allowance of $5.5 million. The type of loans by net book value was $76.8 million in construction loans and $14.5 million in commercial loans. No gain or loss was recognized on this transaction;

•	The common stock dividend for the six-month period ended June 30, 2008 was $0.20 per share resulting in a current annualized dividend yield of 3.77%.
Net Interest Income
          The Corporation’s net interest income for the six months ended June 30, 2008 was $175.6 million, an increase of $18.0 million, or 11.5%, compared with $157.6 million for the six months ended June 30, 2007. This improvement was mainly due to a decrease in interest expense of $40.9 million or 23.0% when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities experienced a decrease of 113 basis points from 4.77% for the first semester ended June 30, 2007 to 3.64% for the same period in 2008. This was influenced by the reduction in federal funds rates made by the Federal Reserve since June 2007 which resulted in a lower cost of short term borrowings. Interest income reflected a reduction of $22.9 million or 6.8% for the six months ended June 30, 2008 compared to the same period in 2007 mainly due to decreases of $16.4 million or 5.5% in interest income on loans and $6.3 million or 18.8% in interest income on investment securities.
          The Corporation’s net interest income for the three months ended June 30, 2008 reached $91.0 million compared with $78.2 million for the same period in 2007, reflecting an increase of $12.8 million, or 16.4%. There was a decrease in interest expense of $27.7 million or 30.7% when compared with the same period in prior year due to a decrease in average cost of funds of 149 basis points from 4.78% to 3.29% for the quarter ended June 30, 2008. Net interest income reflected a reduction of $14.8 million or 8.8% for the quarter ended June 30, 2008 from $168.2 million for the quarter ended June 30, 2007 to $153.4 million for the quarter ended June 30, 2008 mainly due to a decrease of $11.7 million or 7.8% in interest income on loans.
          The table on page 47 and 48, Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the six-month periods and quarters ended June 30, 2008 and 2007. The table on Interest Variance Analysis — Tax Equivalent Basis on

page 46, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the semester and quarter ended June 30, 2008 compared with the same periods of 2007.
     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $2.5 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively. For the quarters ended June 30, 2008 and 2007, the tax equivalent adjustments were $1.0 million and $2.1 million, respectively.
     The following table sets forth the principal components of the Corporation’s net interest income for the six and three-month periods ended June 30, 2008 and 2007.

	Six months ended		Three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Interest income — tax equivalent basis	$314,938	$339,601	$154,434	$170,298
Interest expense	136,819	177,720	62,391	90,045

Net interest income — tax equivalent basis	$178,119	$161,881	$92,043	$80,253

Net interest margin — tax equivalent basis (1)	4.23%	3.86%	4.34%	3.79%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the six-month period ended June 30, 2008, net interest margin, on a tax equivalent basis, was 4.23% compared to net interest margin, on a tax equivalent basis, of 3.86% for the same period in 2007. The 37 basis points increase in net interest margin, on a tax equivalent basis, was mainly due a decrease in interest expense on average interest-bearing liabilities of $40.9 million or 23.0% principally due to decrease in the cost of average interest-bearing liabilities of 113 basis points. This reduction in interest expense was principally due to the significant reduction of 149 basis points in the cost of funds of average borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term notes and subordinated notes) from 5.57% for the first semester of 2007 to 4.08% for the first semester of 2008 reflecting the Federal Reserve’s interest rate cuts. The impact of the decrease in average cost of funds was partially offset by a 61 basis points decrease in yield on the average interest-earning assets resulting in a decrease of $24.7 million in interest income, on a tax equivalent basis, on average interest-earning assets. This decrease was mainly due to a 55 basis points decrease in the yield on average gross loans.
     The average interest-earning assets at June 30, 2008 increased $4.1 million when compared with figures reported at June 30, 2007. This change was composed of an increase of $152.9 million in average interest bearing deposits partially offset by a decrease of $117.1 million in average investment securities due to a sale of $125 million of investment securities available for sale during the first quarter of 2008. There was a decrease of $31.7 million in average net loans for the six months ended June 30, 2008 compared with the same period in 2007. The decrease in average net loans was due to decreases in the leasing and construction loans portfolios of $38.4 million and $34.4 million, respectively. The decrease in construction loans was due to the sale of $82.9 million to an affiliate during the quarter. These decreases were partially offset by increases of $16.4 million in average consumer loans, $14.6 million in average mortgage loans and $68.6 million in average commercial loans.
     The increase in average interest-bearing liabilities of $52.1 million for the six-month period ended June 30, 2008, was driven by an increase in average total interest-bearing deposits of $319.7 million offset by a decrease in average borrowings of $243.8 million when compared to the six-month period ended June 30, 2007. The increase in average total interest bearing deposits was composed of $203.8 million and $173.3 million in average other time deposits and average brokered deposits, respectively, offset by a $57.3 million decrease in average savings and NOW accounts. The increase in average total interest bearing deposits was principally due to a certificate of deposit for the amount of $640 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico. The decrease in average borrowings of $243.8 million was composed of a decrease in average federal funds and other borrowings of $419.0 million mainly due to the payment of the outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited. Average FHLB advances reflected an increase of $380.6 million offset by reductions in average repurchase agreements of $204.8 million. There was also an increase in average term notes of $22.3 million for the semester ended June 30, 2008 compared with the same period in 2007.

     For the three-month period ended June 30, 2008, net interest margin, on a tax equivalent basis, reflected an increase of 55 basis points from 3.79% for the quarter ended June 30, 2007 to 4.34% for the quarter ended June 30, 2008. The 55 basis points increase in net interest margin, on a tax equivalent basis, was mainly due a decrease in interest expense on average interest-bearing liabilities of $27.7 million or 30.7% principally due to a decrease in the cost of average interest-bearing liabilities of 149 basis points. This reduction in interest expense was principally due to the significant reduction of 187 basis points in the cost of average borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term notes and subordinated notes) from 5.59% for the second quarter of 2007 to 3.72% for the second quarter of 2008, reflecting the Federal Reserve’s interest rate cuts. The impact of the decrease in average cost of funds was partially offset by a 77 basis points decrease in yield on the average interest-earning assets resulting in a decrease of $15.9 million in interest income, on a tax equivalent basis, on average interest-earning assets. This decrease was mainly due to a 55 basis points decrease in the yield on average gross loans.
     For the three months ended June 30, 2008, average interest-earning assets increased $53.3 million when compared to same period the prior year. This improvement was mainly due to an increase of $290.9 million or 220.8% in average interest-bearing deposits partially offset by decreases of $165.3 million or 2.4% in average net loans and $72.3 million or 5.0% in average investment securities due to a sale of $125 million of investment securities available for sale during the first quarter of 2008. The decrease in average net loans was driven principally by an $85.4 million decrease in average construction loans as a result of the sale of loans with a principal value of $82.9 million to an affiliate and a reduction in average lease financing portfolio, respectively. Also there was an increase of average allowance for loan losses of $58.3 million for the quarter. Average commercial loans reflected an increase of $14.9 million for the quarter ended June 30, 2008 compared with the quarter ended June 30, 2007.
     The $69.6 million increase in average interest-bearing liabilities for the quarter ended June 30, 2008, was driven by an increase in average other time deposits and average brokered deposits of $484.5 million and $363.8 million, respectively. The increase in average interest bearing deposits, mainly due to a certificate of deposit for the amount of $640 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico, was offset by $759.1 million decrease in average borrowings and $22.4 million in average term notes. The reduction in average borrowings was driven by decreases of $713.9 million in average federal funds purchased and other borrowings, $189.1 million in average commercial paper and $180.5 in average securities sold under agreements to repurchase. These decreases were partially offset by an increase in average FHLB advances of $324.5 million for the quarter ended June 30, 2008 compared with the same period in 2007.
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the six-month and three-month periods ended June 30, 2008, compared to the six-month and three-month periods ended June 30, 2007, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Six Months Ended June 30, 2008			Three Months Ended June 30, 2008
	Compared to the Six Months			Compared to the Three Months
	Ended June 30, 2007			Ended June 30, 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total

		(In thousands)			(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$2,584	$(1,041)	$1,543	$1,950	$(529)	$1,421
Time deposits with other banks	(742)	(942)	(1,684)	(358)	(626)	(984)
Investment securities	(2,746)	(4,520)	(7,266)	(854)	(3,198)	(4,052)
Loans	(1,376)	(15,880)	(17,256)	(3,547)	(8,702)	(12,249)

Total interest income, on a tax equivalent basis	(2,280)	(22,383)	(24,663)	(2,809)	(13,055)	(15,864)

Interest expense:
Savings and NOW accounts	(840)	(6,277)	(7,117)	42	(4,563)	(4,521)
Other time deposits	8,489	(14,031)	(5,542)	9,010	(10,390)	(1,380)
Borrowings	(6,249)	(20,573)	(26,822)	(8,854)	(11,934)	(20,788)
Long-term borrowings	(684)	(736)	(1,420)	(361)	(604)	(965)

Total interest expense	716	(41,617)	(40,901)	(163)	(27,491)	(27,654)

Net interest income, on a tax equivalent basis	$(2,996)	$19,234	$16,238	$(2,646)	$14,436	$11,790

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the semesters and quarters ended June 30, 2008 and 2007.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2008			June 30, 2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Assets:
Interest bearing deposits	$50,374	$576	2.30%	$88,937	$2,260	5.12%
Federal funds sold and securities purchased under agreements to resell	236,681	2,765	2.35%	45,203	1,222	5.45%

Total interest bearing deposits	287,055	3,341	2.34%	134,140	3,482	5.23%

U.S. Treasury securities	52,487	858	3.29%	64,320	1,605	5.03%
Obligations of other U.S. government agencies and corporations	562,517	9,444	3.38%	614,897	14,860	4.87%
Obligations of government of Puerto Rico and political subdivisions	100,986	2,855	5.69%	90,118	2,435	5.45%
Collateralized mortgage obligations and mortgage backed securities	537,347	12,682	4.75%	614,912	14,866	4.88%
Other	74,354	2,569	6.95%	60,572	1,908	6.35%

Total investment securities	1,327,691	28,408	4.30%	1,444,819	35,674	4.98%

Loans:
Commercial	2,539,507	73,253	5.80%	2,470,931	85,792	7.00%
Construction	440,603	10,236	4.67%	474,970	20,523	8.71%
Consumer	664,583	43,015	13.02%	641,435	37,469	11.78%
Consumer Finance	604,726	71,098	23.64%	611,443	69,993	23.08%
Mortgage	2,694,164	82,814	6.15%	2,679,585	82,475	6.16%
Lease financing	83,991	2,773	6.64%	122,400	4,193	6.91%

Gross loans	7,027,574	283,189	8.10%	7,000,764	300,445	8.65%
Allowance for loan losses	(170,994)			(112,513)

Loans, net	6,856,580	283,189	8.31%	6,888,251	300,445	8.80%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,471,326	314,938	7.48%	8,467,210	339,601	8.09%

Total non-interest earning assets	733,258			646,604

Total assets	$9,204,584			$9,113,814

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,671,798	$18,982	2.28%	$1,729,127	$26,099	3.04%
Other time deposits	1,579,936	25,959	3.30%	1,376,182	31,412	4.60%
Brokered deposits	1,521,391	35,227	4.66%	1,348,079	35,316	5.28%

Total interest bearing deposits	4,773,125	80,168	3.38%	4,453,388	92,827	4.20%
Borrowings	2,533,005	49,498	3.93%	2,776,766	76,320	5.54%
Term Notes	19,524	309	3.18%	41,858	687	3.31%
Subordinated Notes	243,006	6,844	5.66%	244,545	7,886	6.50%

Total interest bearing liabilities/interest expense	7,568,660	136,819	3.64%	7,516,557	177,720	4.77%

Total non-interest bearing liabilities	1,073,220			1,008,865

Total liabilities	8,641,880			8,525,422

Stockholders’ Equity	562,704			588,392

Total liabilities and stockholders’ equity	$9,204,584			$9,113,814

Net interest income, on a tax equivalent basis		$178,119			$161,881

Net interest spread			3.84%			3.32%
Cost of funding earning assets			3.25%			4.23%
Net interest margin, on a tax equivalent basis			4.23%			3.86%

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2008			June 30, 2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Assets:
Interest bearing deposits	$49,548	$126	1.02%	$90,599	$1,110	4.91%
Federal funds sold and securities purchased under agreements to resell	373,095	1,977	2.13%	41,117	556	5.42%

Total interest bearing deposits	422,643	2,103	2.00%	131,716	1,666	5.07%

U.S. Treasury securities	40,035	235	2.36%	64,160	796	4.98%
Obligations of other U.S. government agencies and corporations	617,261	4,457	2.90%	622,599	7,414	4.78%
Obligations of government of Puerto Rico and political subdivisions	106,981	1,515	5.70%	91,518	1,251	5.48%
Collateralized mortgage obligations and mortgage backed securities	530,319	6,229	4.72%	600,712	7,196	4.80%
Other	68,983	1,180	6.88%	56,870	1,011	7.13%

Total investment securities	1,363,579	13,616	4.02%	1,435,859	17,668	4.94%

Loans:
Commercial	2,479,583	33,706	5.47%	2,464,685	43,231	7.04%
Construction	408,971	4,625	4.55%	494,334	10,568	8.57%
Consumer	656,863	21,513	13.17%	659,926	19,538	11.88%
Consumer Finance	605,626	36,155	24.01%	606,580	34,257	22.65%
Mortgage	2,695,108	41,394	6.14%	2,690,971	41,406	6.15%
Lease financing	80,542	1,322	6.60%	117,224	1,964	6.72%

Gross loans	6,926,693	138,715	8.05%	7,033,720	150,964	8.61%
Allowance for loan losses	(175,460)			(117,151)

Loans, net	6,751,233	138,715	8.26%	6,916,569	150,964	8.75%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,537,455	154,434	7.28%	8,484,144	170,298	8.05%

Total non-interest earning assets	704,121			651,685

Total assets	$9,241,576			$9,135,829

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,712,086	$8,232	1.93%	$1,706,387	$12,753	3.00%
Other time deposits	1,870,175	13,543	2.91%	1,385,663	16,155	4.68%
Brokered deposits	1,730,902	19,188	4.46%	1,367,067	17,956	5.27%

Total interest bearing deposits	5,313,163	40,963	3.10%	4,459,117	46,864	4.22%
Borrowings	2,058,420	18,089	3.53%	2,817,478	38,877	5.53%
Term Notes	19,598	160	3.28%	42,015	352	3.36%
Subordinated Notes	241,607	3,179	5.29%	244,611	3,952	6.48%

Total interest bearing liabilities/interest expense	7,632,788	62,391	3.29%	7,563,221	90,045	4.78%

Total non-interest bearing liabilities	1,036,238			976,280

Total liabilities	8,669,026			8,539,501

Stockholders’ Equity	572,550			596,328

Total liabilities and stockholders’ equity	$9,241,576			$9,135,829

Net interest income, on a tax equivalent basis		$92,043			$80,253

Net interest spread			3.99%			3.27%
Cost of funding earning assets			2.94%			4.26%
Net interest margin, on a tax equivalent basis			4.34%			3.79%

Provision for Loan Losses
     The Corporation’s provision for loan losses increased $25.2 million or 47.7% from $52.9 million for the six months ended June 30, 2007 to $78.1 million for the same period in 2008 and $7.7 million or 24.9% for the quarter ended June 30, 2008 when compared with the same period in prior year. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the deterioration in economic conditions in Puerto Rico, requiring the Corporation to increase the level of its allowance for loan losses. There was an increase of $142.6 million in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $289.8 million as of June 30, 2008, from $147.3 million as of June 30, 2007, and $301.6 million as of December 31, 2007. Non-performing loans were $278.5 million as of June 30, 2008, an increase of $141.5 million or 103.3%, compared to non-performing loans as of June 30, 2007.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In thousands)
Bank service fees on deposit accounts	$6,922	$6,539	$3,342	$3,297
Other service fees:
Credit card and payment processing fees	4,128	6,538	2,109	2,057
Mortgage servicing fees	1,702	1,440	849	737
Trust fees	823	989	447	554
Confirming advances fees	3,989	1,726	1,582	888
Other fees	5,961	7,219	2,773	4,601

Total fee income	23,525	24,451	11,102	12,134
Broker/dealer, asset management, and insurance fees	41,973	32,369	19,986	16,081
Gain on sale of securities, net	2,874	238	—	49
Gain on sale of loans	2,267	4,338	829	1,990
Gain on sale of mortgage servicing rights	—	168	—	99
Trading gains	1,994	1,241	412	511
Gain (loss) on derivatives	1,304	(758)	(2,466)	(541)
Other gains (losses), net	5,998	2,104	(1,440)	907
Other	3,420	1,814	2,573	682

	$83,355	$65,965	$30,996	$31,912

          The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the six months ended		For the three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)		(In thousands)
Broker-dealer	$24,177	$13,524	$11,091	$7,025
Asset management	13,281	11,796	6,683	6,145

Total Santander Securities	37,458	25,320	17,774	13,170
Insurance	4,515	7,049	2,212	2,911

Total	$41,973	$32,369	$19,986	$16,081

          For the six months ended June 30, 2008, other income reached $83.4 million, a $17.4 million or 26.4% increase when compared to $66.0 million for the same period in 2007. For the quarter ended June 30, 2008, other income remained basically flat when compare to the figures reported for the same period the prior year. The other income was impacted by the following:
•	Broker-dealer, asset management and insurance fees reflected an increase of $ 9.6 million for the six-month period ended June 30, 2008, due to increases in broker-dealer and asset management fees of $12.1 million partially offset by a decrease of $2.5 million in insurance fees due to a reduction in credit life commissions generated from the Island Finance operation. For the quarter ended June 30, 2008, the $4.6 million increase in broker-dealer and asset management fees was partially offset by a $0.7 million decrease in insurance fees. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 50.35% and 64.48% to the Corporation’s other income for the semester and quarter ended June 30, 2008, respectively, and 49.07% and 50.39% to the semester and quarter ended June 30, 2007.

•	There was an increase in gain on sale of securities available for sale of $2.6 million for the six months ended June 30, 2008 due to the sale of $125 million in securities during the first quarter of 2008, partially offset by a loss of $0.4 million on the extinguishment of certain repurchase agreements that were funding part of the securities sold.

•	The Corporation reported an increase in gain on derivative instruments of $2.1 million for the six months ended June 30, 2008 compared with the same period during the prior year due to the net effect of incorporating the Corporation’s credit risk in the derivative fair value calculation methodology pursuant the adoption of SFAS 157. For the quarter ended June 30, 2008, there was an increase in losses on derivative instruments of $1.9 million when compared with the quarter ended June 30, 2007 mostly resulting from a loss of $1.7 million arising from the credit risk component incorporated into the fair value calculation of a subordinated note recognized during the quarter pursuant to SFAS 157.

•	There were decreases in gain on sale of residential mortgage loans of $2.1 million and $1.2 million in gain on sale of residential mortgage loans for the six-month and three-month periods ended June 30, 2008, respectively, compared with the same periods the prior year, due to a decrease in mortgage loans sold of $87.8 million and $35.9 million for the semester and quarter ended June 30, 2008, respectively compared with the same period in 2007

•	During the first quarter of 2008 a gain of $8.6 million on the sale of part of the investment in Visa, Inc. in connection with its initial public offering was recognized through earnings.

•	An unfavorable valuation adjustment of $4.0 million and $2.2 million for loans held for sale was recorded through earnings for the semester and quarter ended June 30, 2008.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(In thousands)
Salaries	$34,846	$35,883	$17,018	$17,509
Stock incentive plans	(2,094)	8,288	887	5,814
Pension and other benefits	33,277	28,020	15,981	13,934
Expenses deferred as loan origination costs	(4,517)	(6,289)	(2,361)	(3,184)

Total personnel costs	61,512	65,902	31,525	34,073

Occupancy costs	13,222	11,488	6,806	5,914

Equipment expenses	2,252	2,241	1,059	1,076

EDP servicing expense, amortization and technical services	21,061	18,074	10,883	8,640

Communication expenses	5,181	5,451	2,646	2,766

Business promotion	3,786	8,000	1,821	4,548

Other taxes	6,756	4,948	3,349	1,843

Other operating expenses:
Professional fees	9,222	6,383	5,203	3,280
Amortization of intangibles	1,485	2,428	750	1,228
Printing and supplies	923	1,058	534	579
Credit card expenses	2,220	4,103	1,241	1,231
Insurance	1,924	1,905	887	1,078
Examinations and FDIC assessment	2,977	958	1,488	479
Transportation and travel	1,406	1,526	732	816
Repossessed assets provision and expenses	2,584	2,527	1,259	1,202
Collections and related legal costs	663	653	341	186
All other	10,515	8,156	5,721	4,815

Other operating expenses	33,919	29,697	18,156	14,894

Non-personnel expenses	86,177	79,899	44,720	39,681

Total Operating expenses	$147,689	$145,801	$76,245	$73,754

          The Corporation’s operating expenses reflected increases of $1.9 million and $2.5 million for the six-month and three-month periods ended June 30, 2008 when compared with six-month and three-month period ended June 30, 2007. The variances in operating expenses are described below:
•	During the first semester of 2008, total salaries and other employee benefits reflected a decrease of $4.4 million compared with the same period the prior year. A $10.4 million decrease in expense for stock incentive plans was partially offset by an increase of $5.3 million in other compensation. The increase in other compensation is mainly due to a $5.4 million increment in commissions and bonuses. For the quarter ended June 30, 2008, total salaries and other employee benefits decreased $2.5 million compared with the quarter ended June 30, 2007. This decrease was mainly due to a $4.9 million reduction in stock incentive plans expense partially offset by $2.0 increase in other employee benefits.

•	The Corporation’s non-personnel expenses increased $6.3 million and $5.0 million for the six months and three months ended June 30, 2008 compared with the same period in prior year. There were increases of $3.0 million in EDP servicing expenses, amortization and technical services mainly due to an increase in technical assistance expense charged by affiliates for software development; $2.8 million in professional fees principally due to an increment in consulting fees regarding the adoption of new accounting pronouncements and review of other operational procedures; $2.0 million in FDIC assessment due to the 2007 assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 (“the Reform Act”) that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information; $1.7 million in occupancy cost due to the sale and leaseback of the Corporation’s two principal properties in December 2007; and $1.8 million in other taxes. These increases were partially offset by a $4.2 million decrease in business promotion expenses and a $1.9 million decrease in credit card expenses due to the sale of the Corporation’s merchant business during the first quarter of 2007.

•	For the quarter ended June 30, 2008, non-personnel expenses increased $5.0 million compared with the quarter ended June 30, 2007. This increment was due to increases in EDP servicing expenses, amortization and technical services of $2.2 million, professional fees of $1.9 million, other taxes of $1.5 million, FDIC assessment due of $1.0 million and occupancy cost of $0.9 million. These increases were partially offset by $2.7 million decrease in business promotion.
     The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2008 and 2007 was 58.64% and 64.06%, respectively, reflecting an improvement of 542 basis points. For the six months ended June 30, 2008 there was a decrease of $10.4 million in compensation expense due to a favorable change in Long Term Incentive Plan valuation and because the majority of the options granted under this plan were exercised during the six months ended June 30, 2008, which resulted in no additional valuation adjustments.
     The Efficiency Ratio, on a tax equivalent basis, for the three months ended June 30, 2008 and 2007 was 65.55% and 65.78%, respectively, reflecting an improvement of 23 basis points. For the three months ended June 30, 2008 there was a decrease of $4.9 million in compensation expense mostly attributed to the fact that during 2007 the Santander Group granted of 100 shares of its stock to all employees as part of the celebration of its 150th anniversary and during the quarter ended June 30, 2008 the majority of the options granted to certain employees under a Long Term Incentive Plan sponsored by the Santander Group were exercised, which resulted in no additional valuation adjustments. Further, there a favorable change in Long Term Incentive Plan valuation during the quarter ended June 30, 2008.
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
     The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% on the Corporation’s taxable gross income. Under the Puerto Rico Internal Revenue Code, as amended (the “PR Code”), the Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The PR Code provides dividends received deduction of 100% on dividends received from controlled subsidiaries subject to taxation in Puerto Rico.
          Puerto Rico international banking entities, or IBEs, such as Santander International Bank (SIB), are currently exempt from taxation under Puerto Rico law. During 2004, the Legislature of Puerto Rico and the Governor of Puerto Rico approved a law amending the IBE Act. This law imposes income taxes at normal statutory rates on each IBE that operates as a unit of a bank, if the IBE’s net income generated was 20% of the bank’s net income in the taxable year commencing on July 1, 2005, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank as is the case of SIB.
          During June 2006, the FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Tax – an interpretation of FASB Statement No 109”. FIN 48 clarifies the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Tax”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related principally to Santander Financial Services, Inc. amounting to $22.1 million at June 30, 2008. Accordingly, a deferred tax asset valuation allowance of $22.1 million was recorded at June 30, 2008.
     The provision for income tax amounted to $9.0 million, or 27.0% of pretax earnings, for the six months ended June 30, 2008 compared to $9.0 million, or 36.4% of pretax earnings, for the same period in 2007. A gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. recognized during 2008 in connection with its initial public offering qualify as a capital gain at a preferential rate of 15%. For the quarter ended June 30, 2008, the provision for income tax amounted $0.8 million or 10.5% of pretax earnings compared to $1.4 million or 25.6% pretax earnings for the same period in 2007. The decrease in provision for income tax for the quarter ended June 30, 2008 when compared to the same period in prior year was principally due to the deferred tax benefit related to $1.7 million loss on the credit risk component of the fair value of the subordinated capital note recognized during the quarter pursuant SFAS 157.

Financial Position – June 30, 2008
Assets
     The Corporation’s assets reached $8.8 billion as of June 30, 2008, a 3.5% or $321.5 million decrease compared to total assets of $9.2 billion at December 31, 2007, and a 3.9% or $357.4 million decrease compared to total assets of $9.2 billion at June 30, 2007. This reduction was mainly due to a decrease of $286.4 million in net loan portfolio as of June 30, 2008 compared with December 31, 2007 and a decrease of $140.8 million in investment securities due to the sale of $125 million of investment securities available for sale during the first quarter of 2008. These decreases were partially offset by an increase in cash and cash equivalents of $118.6 million.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	Dec. 31,	Jun. 08/Dec.07	June 30,	Jun. 08/Jun. 07
	2008	2007	Variance	2007	Variance
	(In thousands)
Commercial and industrial	$2,409,723	$2,530,030	$(120,307)	$2,403,375	$6,348
Construction	383,704	484,237	(100,533)	500,328	(116,624)
Mortgage	2,686,556	2,685,962	594	2,710,573	(24,017)
Consumer	649,560	674,349	(24,789)	670,367	(20,807)
Consumer Finance	606,327	611,113	(4,786)	613,924	(7,597)
Leasing	76,023	92,641	(16,618)	112,006	(35,983)

Gross Loans	6,811,893	7,078,332	(266,439)	7,010,573	(198,680)
Allowance for loan losses	(186,889)	(166,952)	(19,937)	(127,916)	(58,973)

Net Loans	$6,625,004	$6,911,380	$(286,376)	$6,882,657	$(257,653)

     The net loan portfolio, including loans held for sale, reflected a decrease of $286.4 million or 4.1%, reaching $6.6 billion at June 30, 2008, compared to the figures reported as of December 31, 2007, and a decrease of $257.7 million or 3.7%, when compared to June 30, 2007. The reduction in net loan portfolio was basically due to the sale of $96.8 million of certain impaired commercial and construction loans to an affiliate and repayments of approximately of $226.3 million in the retail and corporate loan portfolio during the six months ended June 30, 2008. The mortgage loan portfolio at June 30, 2008 remained basically flat when compared to December 31, 2007 and reflected a decrease of $24.0 million when compared to June 30, 2007. Residential mortgage loan origination for the semester ended June 30, 2008 was $214.9 million, $127.4 million or 37.2% less than the $342.3 million originated during the same period in 2007. Total mortgage loans sold and securitized during the six months ended June 30, 2008 were $96.0 million compared to $167.2 million during the same period in 2007. The consumer loan portfolio (including consumer finance) also reflected a decrease of $29.6 million or 2.3% as of June 30, 2008, compared to December 31, 2007. Compared to June 30, 2007, the consumer loan portfolio reflected a decrease of $28.4 million or 2.2%. The commercial loan portfolio (including leasing) decreased $136.9 million or 5.2% and $29.6 million or 1.2% compared with December 31, 2007 and June 30, 2007, respectively.
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

ALLOWANCE FOR LOAN LOSSES

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Balance at beginning of period	$166,952	$106,863	$179,150	$115,171
Provision for loan losses	78,090	52,874	38,515	30,850

	245,042	159,737	217,665	146,021

Losses charged to the allowance:
Commercial and industrial	4,150	3,484	1,818	1,568
Construction	5,358	—	5,344	—
Mortgage	64	1,150	—	—
Consumer	19,975	11,717	10,438	6,970
Consumer finance	29,458	16,190	13,541	9,863
Leasing	1,050	1,485	562	516

	60,055	34,026	31,703	18,917

Recoveries:
Commercial and industrial	293	799	137	104
Consumer	579	429	234	263
Consumer finance	779	723	403	370
Leasing	251	254	153	75

	1,902	2,205	927	812

Net loans charged-off	58,153	31,821	30,776	18,105

Balance at end of period	$186,889	$127,916	$186,889	$127,916

Ratios:
Allowance for loan losses to period-end loans	2.74%	1.82%	2.74%	1.82%
Recoveries to charge-offs	3.17%	6.48%	2.92%	4.29%
Annualized net charge-offs to average loans	1.66%	0.92%	1.79%	1.03%
     The Corporation’s allowance for loan losses was $186.9 million or 2.74% of period-end loans at June 30, 2008, a 92 basis point increase compared to $127.9 million, or 1.82% of period-end loans at June 30, 2007. The $186.9 million in the allowance for loan losses is comprised of $117.3 million related to commercial banking and $69.6 million to the consumer finance operations, with a provision for loan losses of $48.1 million and $30.0 million for each respective segment for the six months ended June 30, 2008. At June 30, 2007, the $127.9 million in the allowance for loan losses is comprised of $68.0 million related to commercial banking and $59.9 million to the consumer finance operations, with a provision for loan losses of $18.8 million and $34.1 million for the same period for each respective segment.
     The increment in the allowance for loan losses to period-end loan was due to the increase in non-performing loans and loans past due 90 days or more of $142.6 million from $147.3 million at June 30, 2007 to $289.8 million at June 30, 2008.
     The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 64.48% and 86.87% at June 30, 2008 and June 30, 2007, respectively, a decrease of 22.39 percentage points. At June 30, 2008, this ratio increased 9.12 percentage points when compared to 55.36% at December 31, 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio was 107.18% at June 30, 2008 compared to 181.39% as of June 30, 2007 and 79.51% as of December 31, 2007.
     The annualized ratio of net charge-offs to average loans for the six-month period ended June 30, 2008 was 1.66%, increasing 74 basis points from 0.92% for the same period in 2007. This change was due to an increment in net charge-offs of $26.3 million during 2008 when compared with the same period in 2007.
     At June 30, 2008, impaired loans (loans evaluated individually for impairment) with related allowance amounted to approximately $184.0 million and $30.9 million, respectively. At December 31, 2007 impaired loans with related allowance amounted to $205.6 million and $25.6 million, respectively.

     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of June 30, 2008, the Corporation’s total non-performing loans (excluding other real estate owned) reached $278.5 million or 4.09% of total loans from $294.4 million or 4.16% of total loans as of December 31, 2007 and from $137.0 million or 1.95% of total loans as of June 30, 2007. The Corporation’s non-performing loans reflected an increase of $141.5 million or 103.3% compared to non-performing loans as of June 30, 2007 and a decrease of $16.0 million or 5.4% compared to non-performing loans as of December 31, 2007. The increase in non-performing loans was principally due to the $87.5 million increase in nonperforming construction loans and the $39.1 million increase in non-performing residential mortgages when compared to June 30, 2007. Compared to December 31, 2007, the increase was composed mainly of increases in non-performing residential mortgages of $24.3 million or 30.0% partially offset by $49.6 million decrease in non-performing construction loans mainly due to the sale of $82.9 million of certain impaired construction loans to an affiliate.
     Non-performing loans and accruing loans past due 90 days or more in the Island Finance portfolio totaled $36.5 million at June 30, 2008, reflecting an decrease of $1.8 million compared to December 31, 2007 and an increase of $1.3 million compared to June 30, 2007.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.
Non-performing Assets and Past Due Loans

	June 30,	December 31,	June 30,
	2008	2007	2007

	(Dollars in thousands)
Commercial and Industrial	$30,866	$21,236	$22,333
Construction	91,499	141,140	3,966
Mortgage	105,062	80,805	65,923
Consumer	13,569	10,818	8,513
Consumer Finance	34,337	37,412	33,615
Leasing	2,460	2,334	2,223
Restructured Loans	687	693	392

Total non-performing loans	278,480	294,438	136,965
Repossessed Assets	18,249	16,447	6,898

Total non-performing assets	$296,729	$310,885	$143,863

Accruing loans past-due 90 days or more	$11,369	$7,162	$10,293

Non-Performing loans to total loans	4.09%	4.16%	1.95%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	4.26%	4.26%	2.10%
Non-Performing assets to total assets	3.36%	3.39%	1.56%

Liabilities
          The Corporation’s total liabilities reached $8.3 billion as of June 30, 2008, reflecting a decrease of $346.1 million compared to December 31, 2007. This reduction in total liabilities was principally due to a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $1.1 billion or 35.4% at June 30, 2008 from $3.1 billion at December 31, 2007. This decrease was partially offset by an increase in total deposits of $817.6 million or 15.8% to $6.0 billion as of June 30, 2008 from $5.2 billion as of June 30, 2007.
          Total deposits of $6.0 billion as of June 30, 2008 were composed of $1.6 billion in brokered deposits and $4.4 billion of customer deposits. Compared to December 31, 2007, brokered deposits reflected an increase of $162.4 million or 11.2% and customer deposits reflected increases of $655.2 million, or 17.7% as of June 30, 2008. The increase in customer deposits was due to a certificate of deposit for the amount of $640 million opened by Banco Santander, S.A. at Banco Santander Puerto Rico, described below.
          Total borrowings at June 30, 2008 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $1.1 billion or 35.4% and $988.0 million or 32.8% compared to borrowings at December 31, 2007 and June 30, 2007, respectively. The $1.1 million decrease for the six months ended June 30, 2008 when compared with December 31, 2007 includes a decrease in fed funds purchased and other borrowings of $653.3 million due to the refinancing of the outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited. Also, there were decreases in commercial paper issued of $234.7 million, federal home loan bank advances of $165.0 million, securities sold under agreements to repurchase of $51.7 million and subordinated capital notes of $7.1 million.
          On March 25, 2008, the Corporation and SFS., entered into a fully-collateralized Loan Agreement (the “Loan”) with the Bank. The proceeds of the Loan were used to refinance the outstanding indebtedness incurred under the previously announced bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Loan, the Corporation and SFS had available $186 million and $454 million, respectively, all of which was drawn on March 25, 2008. The Loan is fully-collateralized by a certificate of deposit in the amount of $640 million opened by Banco Santander, S.A., the parent of the Corporation, and provided as security for the Loan pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and SFS have agreed to pay a fee of 0.10% net of taxes, deduction and withholdings, on an annualized basis, to Banco Santander, S.A. in connection with its agreement to collateralize the loan with the deposit.
          The amounts drawn under the Loan bear interest at an annual rate equal to the applicable LIBOR rate plus 0.465% per annum. Interest under the Loan is payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan is due and payable on September 25, 2008. Upon the occurrence and during the continuance of an Event of Default as defined in the Loan the Bank shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and SFS’s obligations to pay interest and principal under the Loan are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Loan.
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
          Stockholders’ equity was $561.1 million, or 6.4% of total assets at June 30, 2008, compared to $536.5 million or 5.9% of total assets at December 31, 2007. The $24.6 million increase in stockholders’ equity was composed of net income of $24.2 million, stock incentive plan expense recognized as capital contribution of $7.7 million and the cumulative effect of the adoption of SFAS 159 of $3.2 million This increase was partially offset by dividend declared of $9.3 million during the semester ended June 30, 2008 and an increase in accumulated other comprehensive loss of $1.3 million.
          The Corporation declared a cash dividend of $0.20 per common share during the six-month period ended June 30, 2008 to all stockholders and expects to continue to pay quarterly dividends. The current annualized dividend yield is 3.8%.
          The Corporation adopted and implemented various Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase program under which it planned to acquire 3% of its outstanding common shares. In November 2002, the Corporation’s Board of Directors authorized the Corporation to repurchase up to 928,204 shares, or approximately 3%, of its shares of outstanding common stock, of which 325,100 shares have been purchased. The Board felt that the Corporation’s shares of common stock represented an attractive investment at prevailing market prices at the time of the adoption of the common stock repurchase program and that, given the relatively small amount of the program, the stock repurchases would not have any significant impact on the Corporation’s liquidity and capital positions. The program has no time limitation and management is authorized to effect repurchases at its discretion. The authorization permits the Corporation to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchases will depend on many factors, including the Corporation’s capital structure, the market price of the common stock and overall market conditions. All of the repurchased shares will be held by the Corporation as treasury stock and reserved for future issuance for general corporate purposes.
          During the six months ended June 30, 2008 and 2007, the Corporation did not repurchase any shares of common stock. As of June 30, 2008, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          As of June 30, 2008, the Corporation’s common stock price per share was $10.61, resulting in a market capitalization of $494.8 million, including affiliated holdings compared to book value equity of $561.1 million.
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
          As of June 30, 2008, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At June 30, 2008 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2008 were 8.08% and 11.18%, respectively, and the leverage ratio was 5.68%.

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
          Management monitors liquidity levels continuously. The focus is on the liquidity ratio, which presents total liquid assets over net volatile liabilities and core deposits. The Corporation believes it has sufficient liquidity to meet current obligations.
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 12 and 18 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of June 30, 2008 and December 31, 2007.
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
     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges and economic undesignated hedges as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Gain	Loss*
Cash Flow Hedges
Interest Rate Swaps	$375,000	$(1,247)	$—	$(476)
Economic Undesignated Hedges
Interest Rate Swaps	243,984	(2,639)	683	—

Totals	$618,984	$(3,886)	$683	$(476)

	December 31, 2007
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Loss	Loss*
Cash Flow Hedges
Interest Rate Swaps	$650,000	$(2,027)	$—	$(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

*	Net of tax.

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
          As of June 30, 2008, the total amount, net of tax, included in accumulated other comprehensive income pertaining to interest rate swaps designated as cash flow hedges was an unrealized loss, net ox tax of $761,000. As of December 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss, net of tax of $1.2 million.
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
          As of June 30, 2008 the economic undesignated hedges have maturities through the year 2024. The weighted average rate paid and received on these contracts is 2.82% and 5.38% as of June 30, 2008.
          The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economics variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. As of June 30, 2008, the Corporation has $244.0 million of these economic undesignated hedges.
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
          Prior to the adoption of SFAS 159, changes in the value of the derivatives instruments qualifying as fair value hedge that have been highly effective were recognized in the current period results of operations along with the change in the value of the designated hedge item. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and fair value adjustment to the hedge item continued to be reported as part of the basis of the item and was amortized to earnings as yield adjustment. After adoption of SFAS 159 for certain callable brokered certificates of deposits and subordinated capital notes, the hedge relationship was terminated, and both previously hedged items and the respective hedging derivatives are presented at fair value with changes recorded in the condensed consolidated statements of income.

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
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,604,017	$1,122	$782
Interest Rate Caps	2,698	—	—
Other	4,496	(116)	(161)
Equity Derivatives	266,678	—	—

Totals	$3,877,889	$1,006	$621

	December 31, 2007
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

*	The notional amount represents the gross sum of long and short.

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
          The Corporation’s one-year cumulative GAP position at June 30, 2008, was negative $1.5 billion or -18.17% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at June 30, 2008 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2008

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$345,471	$1,504	$257,922	$315,496	$204,990	$—	$128,318	$1,253,701
Deposits in Other Banks	203,851	7,740	—	—	—	—	116,541	328,132
Loan Portfolio
Commercial	1,168,269	253,809	377,174	200,915	249,501	78,944	157,134	2,485,746
Construction	348,839	4,665	10,070	10,257	5,355	3,196	1,322	383,704
Consumer	384,279	206,147	407,965	202,159	56,330	16	(1,009)	1,255,887
Mortgage	85,244	272,694	645,683	555,182	1,010,250	106,256	11,247	2,686,556
Fixed and Other Assets	—	—	—	—	—	—	444,965	444,965

Total Assets	$2,535,953	$746,559	$1,698,814	$1,284,009	$1,526,426	$188,412	$858,518	$8,838,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
External Funds Purchased
Commercial Paper	$49,779	$—	$—	$—	$—	$—	$—	$49,779
Repurchase Agreements	8,875	75,000	300,000	200,000	—	—	—	583,875
Federal Funds Purchased and Other Borrowings	537,000	121,790	475,000	—	—	—	—	1,133,790
Deposits
Certificates of Deposit	1,826,644	1,185,997	225,998	78,104	105,869	55,812	(1,196)	3,477,228
Demand Deposits and Savings Account	137,692	—	141,560	491,014	—	—	(15,895)	754,371
Transactional Accounts	263,397	360,788	—	1,122,350	—	—	122	1,746,657
Term and Subordinated Debt	—	—	9,472	10,000	240,068	—	192	259,732
Other Liabilities and Capital	—	—	—	—	—	—	833,259	833,259

Total Liabilities and Capital	$2,823,387	$1,743,575	$1,152,030	$1,901,468	$345,937	$55,812	$816,482	$8,838,691

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$2,253,371	$57,600	$161,641	$14,068	$1,533,865	$202,456	$—	$4,223,001
Interest Rate Swaps (Liabilities)	2,433,711	117,600	136,641	14,068	1,343,865	177,116	—	4,223,001
Caps	1,349	—	521	—	828	—	—	2,698
Caps Final Maturity	1,349	—	521	—	828	—	—	2,698

GAP	$(467,774)	$(1,057,016)	$571,784	$(617,459)	$1,370,489	$157,940	$42,036	$—

Cumulative GAP	$(467,774)	$(1,524,790)	$(953,006)	$(1,570,465)	$(199,976)	$(42,036)	$—	$—

Cumulative interest rate gap to earning assets	-5.57%	-18.17%	-11.35%	-18.71%	-2.38%	-0.50%
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
          As of June 30, 2008, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $13.0 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $35.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $58.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $140.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of June 30, 2008.

	NET INTEREST MARGIN SHOCK REPORT
	June 30, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$339.2	$323.8	$318.6	$313.1	$307.2	$300.1	$285.3
Sensitivity	$26.1	$10.7	$5.5		$(5.9)	$(13.0)	$(27.8)

	MARKET VALUE SHOCK REPORT
	June 30, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$730.3	$706.5	$677.9	$640.9	$610.4	$582.8	$523.9
Sensitivity	$89.4	$65.6	$37.0		$(30.5)	$(58.1)	$(117.0)
     As of June 30, 2008 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2008, the Corporation had $1.5 billion in unsecured lines of credit ($727.7 million available) and $4.6 billion in collateralized lines of credit with banks and financial entities ($2.9 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
     The Corporation does not have significant usage or limitations on the ability to upstream or downstream funds as a method of liquidity. However, the Corporation faces certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Group or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The current intra-group credit line provided by Santander Group and affiliates to the Corporation is $1.4 billion.
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
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2008, the Corporation had a liquidity ratio of 7.94%. At June 30, 2008, the Corporation had total available liquid assets of $1.2 billion. The Corporation believes it has sufficient liquidity to meet current obligations.

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
Changes in Internal Controls
          With the exception of the adoption of SFAS 157 and 159, there have been no changes in the Corporation’s internal controls over financial reporting during the three-month and six-month periods covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Santander BanCorp’s Annual Meeting of Stockholders was held on April 24, 2008. A quorum was obtained with 43,827,760 shares represented in person or by proxy, which represents 93.97% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•    The following three directors were elected for a three-year term, ending in April 2011:

	For	Withheld
Jose R. González	43,251,734	576,026
Carlos M. García	42,820,747	1,007,013
Roberto Valentín	43,691,830	135,930
•    A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2008 was approved with the following results:

For	43,981,946
Against	15,346
Abstained	468
ITEM 5 — OTHER INFORMATION
     None

ITEM 6 — EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmington Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-José Ramón González	Exhibit 10.1 8K-01/04/07

(10.3)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.4)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.5)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.6)	Employment Contract-Roberto Córdova	Exhibit 10.3 10Q-03/31/05

(10.7)	Employment Contract-Bartolomé Vélez	Exhibit 10.7 10K-12/31/06

(10.8)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.9)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.10)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.11)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.12)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX — Con’t

Exhibit No.	Exhibit Description	Reference
(10.13)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.14)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.15)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.16)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.17)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18 10K-12/31/07

(10.18)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19 10K-12/31/07

(10.19)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20 10K-12/31/07

(10.20)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21 10K-12/31/07

(10.21)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-03/31/08

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-03/24/08

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: August 8, 2008	By:	/s/ José Ramón González
President and Chief Executive Officer

Dated: August 8, 2008	By:	/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: August 8, 2008	By:	/s/ María Calero
Executive Vice President and
Chief Accounting Officer