Form 10-Q
period 2008-09-30
SANTANDER BANCORP
filed 2008-11-10
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2008

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands, except share data)

	September 30,	December 31,
ASSETS	2008	2007
Cash and Cash Equivalents:
Cash and due from banks	$251,425	$118,096
Interest-bearing deposits	861	1,167
Federal funds sold and securities purchased under agreements to resell	151,371	82,434

Total cash and cash equivalents	403,657	201,697

Interest-Bearing Deposits	6,305	5,439
Trading Securities, at fair value:
Securities pledged that can be repledged	—	15,965
Other trading securities	70,208	52,535

Total trading securities	70,208	68,500

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	398,945	667,361
Other investment securities available for sale	366,993	600,837

Total investment securities available for sale	765,938	1,268,198

Other Investment Securities, at amortized cost	54,882	64,559
Loans Held for Sale, net	79,666	141,902
Loans, net	6,168,610	6,769,478
Accrued Interest Receivable	49,502	80,029
Premises and Equipment, net	20,579	29,523
Real Estate Held for Sale	8,076	—
Goodwill	121,482	121,482
Intangible Assets	29,940	30,203
Other Assets	356,334	383,203

	$8,135,179	$9,164,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$721,713	$755,457
Interest-bearing, including $209.7 million at fair value in 2008	4,868,187	4,405,246

Total deposits	5,589,900	5,160,703

Federal Funds Purchased and Other Borrowings	1,000	707,110
Securities Sold Under Agreements to Repurchase	375,000	635,597
Commercial Paper Issued	49,858	284,482
Federal Home Loan Bank Advances	1,035,000	1,245,000
Term Notes, net	19,816	19,371
Subordinated Capital Notes, including $112.1 million at fair value in 2008	240,156	251,170
Accrued Interest Payable	44,863	77,356
Other Liabilities	224,280	246,888

Total liabilities	7,579,873	8,627,677

Contingencies and Commitments (Notes 9, 10, 11, 13, 14, 15 and 17)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	316,412	308,373
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of tax	(23,710)	(24,478)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	64,280	54,317

Total stockholders’ equity	555,306	536,536

	$8,135,179	$9,164,213

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands, except per share data)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest Income:
Loans	$417,070	$448,859	$135,263	$150,670
Investment securities	38,758	50,846	11,442	17,196
Interest-bearing deposits	750	2,974	174	715
Federal funds sold and securities purchased under agreements to resell	3,897	2,789	1,132	1,568

Total interest income	460,475	505,468	148,011	170,149

Interest Expense:
Deposits	117,403	144,052	37,235	51,223
Securities sold under agreements to repurchase and other borrowings	65,047	115,862	15,240	38,882
Subordinated capital notes	9,974	11,917	3,130	4,005

Total interest expense	192,424	271,831	55,605	94,110

Net interest income	268,051	233,637	92,406	76,039

Provision for Loan Losses	123,650	100,224	45,560	47,350

Net interest income after provision for loan losses	144,401	133,413	46,846	28,689

Other Income:
Bank service charges, fees and other	33,744	34,162	10,220	9,711
Broker-dealer, asset management and insurance fees	58,110	49,086	16,137	16,717
Gain on sale of securities	5,153	238	2,279	—
Gain on sale of loans	3,004	5,121	737	782
Other income	19,756	7,851	7,040	3,283

Total other income	119,767	96,458	36,413	30,493

Other Operating Expenses:
Salaries and employee benefits	92,883	97,249	31,372	31,347
Occupancy costs	20,631	17,686	7,409	6,198
Equipment expenses	3,340	3,379	1,087	1,139
EDP servicing, amortization and technical assistance	31,208	27,317	10,147	9,243
Communication expenses	7,724	8,157	2,544	2,706
Business promotion	5,438	12,338	1,652	4,338
Goodwill and other intangibles impairment charges	—	39,705	—	39,705
Provision for claim receivable	25,120	—	25,120	—
Other taxes	10,150	8,486	3,394	3,537
Other operating expenses	52,947	45,677	19,027	15,980

Total other operating expenses	249,441	259,994	101,752	114,193

Income (Loss) before provision for income tax	14,727	(30,123)	(18,493)	(55,011)
(Benefit) Provision for Income Tax	(1,349)	4,151	(10,331)	(4,912)

Net Income (Loss) Available to Common Shareholders	$16,076	$(34,274)	$(8,162)	$(50,099)

Basic and Diluted Earnings (Loss) per Common Share	$0.34	$(0.73)	$(0.18)	$(1.07)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND YEAR ENDED DECEMBER 31, 2007
(Dollars in thousands)

	For the nine months ended	Year ended
	September 30, 2008	December 31, 2007
Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	308,373	304,171
Capital contribution	8,039	4,202

Balance at end of period	316,412	308,373

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(24,478)	(44,213)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(281)	18,227
Unrealized net gain (loss) on cash flow hedges, net of tax	1,049	(1,023)
Change in retirement plan’s funded status, net of tax	—	2,531

Balance at end of the period	(23,710)	(24,478)

Reserve Fund:
Balance at beginning of year	139,250	137,511
Transfer from undivided profits	—	1,739

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of year	54,317	122,677
Net income (loss)	16,076	(36,245)
Transfer to reserve fund	—	(1,739)
Deferred tax benefit amortization	(3)	(3)
Common stock cash dividends	(9,329)	(29,849)
Cummulative effect of the adoption of SFAS 159 (See notes 1, 13 and 19)	3,219	—
Cummulative effect of the adoption of FIN No. 48 (See note 12)	—	(524)

Balance at end of the period	64,280	54,317

Total stockholders’ equity	$555,306	$536,536

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Comprehensive income
Net income (loss)	$16,076	$(34,274)	$(8,162)	$(50,099)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on investment securities available for sale, net of tax	1,408	4,396	3,557	12,676
Reclassification adjustment for losses included in net income or loss, net of tax	(1,689)	—	(2,093)	—

Unrealized net (loss) gain on investment securities available for sale, net of tax	(281)	4,396	1,464	12,676

Unrealized net gain (loss) on cash flow hedges, net of tax	1,049	(439)	573	(970)

Total other comprehensive gain, net of tax	768	3,957	2,037	11,706

Comprehensive income (loss)	$16,844	$(30,317)	$(6,125)	$(38,393)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,076	$(34,274)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,515	12,803
Deferred tax benefit	(9,895)	(13,407)
Provision for loan losses	123,650	100,224
Goodwill and other intangibles impairment charges	—	39,705
Gain on sale of securities	(5,153)	(238)
Gain on sale of loans	(3,004)	(5,121)
Gain on sale of mortgage-servicing rights	—	(206)
(Gain) loss on derivatives	(4,135)	31
Trading gains	(2,798)	(1,766)
Valuation loss on loans held for sale	6,902	—
Net discount accretion on securities	(2,732)	(4,532)
Net premium (discount) amortization (accretion) on loans	281	(1,639)
Accretion of debt discount	470	1,005
Share-based compensation	8,039	—
Provision for claim receivable	25,120	—
Purchases and originations of loans held for sale	(294,294)	(455,524)
Proceeds from sales of loans	317,536	222,726
Repayments of loans held for sale	16,710	17,983
Proceeds from sales of trading securities	1,869,182	1,773,247
Purchases of trading securities	(1,798,473)	(1,786,744)
Decrease in accrued interest receivable	28,834	19,682
Decrease (increase) in other assets	18,172	(19,577)
Decrease in accrued interest payable	(32,265)	(13,293)
Decrease in other liabilities	(513)	(7,228)

Total adjustments	273,149	(121,869)

Net cash provided by (used in) operating activities	289,225	(156,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease) increase in interest-bearing deposits	(866)	49,835
Proceeds from sales of investment securities available for sale	129,451	20,301
Proceeds from maturities of investment securities available for sale	8,621,004	26,353,520
Purchases of investment securities available for sale	(8,537,194)	(26,432,349)
Purchases of other investments	9,677	1,901
Repayment of securities and securities called	72,952	75,984
Payments on derivative transactions	(1,497)	—
Net decrease in loans	425,921	57,784
Proceeds from sales of mortgage-servicing rights	—	206
Purchases of premises and equipment	(4,634)	(2,480)

Net cash provided by investing activities	714,814	124,702

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	426,042	751,007
Net decrease in federal funds purchased and other borrowings	(916,110)	(728,180)
Net decrease in securities sold under agreements to repurchase	(60,597)	(97,263)
Net (decrease) increase in commercial paper issued	(234,624)	194,111
Capital contribution	—	4,000
Dividends paid	(16,790)	(22,387)

Net cash (used in) provided by financing activities	(802,079)	101,288

NET CHANGE IN CASH AND CASH EQUIVALENTS	201,960	69,847
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	201,697	199,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$403,657	$269,111

	For the nine months ended
	September 30,	September 30,
	2008	2007
Supplemental disclosure of noncash transactions:
Loan securitization	69,401	16,243
Reclassification of premises to real estate held for sale (See Note 6)	8,076	—
Settlement by counterparty in bankruptcy of securities sold under agreement to repurchase (See Note 20)	220,228	—
Settlement by counterparty in bankruptcy of investment securities available for sale pledged under agreement to repurchase (See Note 20)	225,348	—
Concluded
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Spain”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
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
Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiary, Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation (a wholly owned subsidiary of the Bank) was merged into the Bank and ceased to operate as a separate legal entity.
Securities Purchased/Sold under Agreements to Resell/Repurchase
          Repurchase and resell agreements are treated as collateralized financing transactions and are carried at the amounts at which the assets will be reacquired or resold at the contractual maturity. The settlement of these agreements prior to maturity may be subject to early termination penalties.
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
          Prior to the adoption of Statement of Financial Accounting Standard (“SFAS” ) No. 159,, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115", in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period condensed consolidated statements of income along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the condensed consolidated statements of income. In connection with the adoption of SFAS 159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the condensed consolidated statements of income. The cost of funding on the Corporation’s borrowings, as well as derivatives, continue to be included in interest expense and income, as applicable, in the condensed consolidated statements of income. See Note 13 of the condensed consolidated financial statements for more information.
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
          The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2008 had terms ranging from one month to six years.
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
          Included in the review of individual loans are those that are impaired as defined by GAAP. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate, construction and mortgage loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectability of both principal and interest when assessing the need for loss accrual.
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
Goodwill and Intangible Assets
          The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested for impairment annually on October 1st to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the condensed consolidated statement of income.
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
Mortgage-servicing Rights
          Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the nine months ended September 30, 2008 and 2007.
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
          Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At September 30, 2008 and December 31, 2007, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,225,000,000 and $1,056,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,303,000 and $3,254,000 at September 30, 2008 and December 31, 2007, respectively.

Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $212,000,000 and $1,113,000,000 at September 30, 2008 and at December 31, 2007, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s condensed consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended September 30, 2008 and 2007. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended September 30, 2008 and 2007.
Reclassifications
           Certain immaterial reclassifications were made to the 2007 financial statements to conform them with the current period financial statement presentation.

Recent Accounting Pronouncements that Affect the Corporation
          The adoption of these accounting pronouncements had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:
•	Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this statement did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. As such, the Corporation did not adopt SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2, and is evaluating the impact, that this adoption may have on its condensed consolidated financial statements and disclosures. See Note 19 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase to beginning of year retained earnings of $3.2 million.

•	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39” In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 in 2008 did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.
          The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial condition and results of operations.

•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Corporation is evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.

•	Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets"(“FSP FAS 142-3”). In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets. This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. The Corporation is evaluating the potential impact of adopting this FSP.

•	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Corporation will be evaluating the effects, if any, that the adoption of this statement may have on its consolidated financial statements.

2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$173,029	$77	$1	$173,105	2.13%
After one year to five years	63,626	272	—	63,898	3.70%

	236,655	349	1	237,003	2.55%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,465	—	8	1,457	4.23%
After one year to five years	24,487	—	398	24,089	4.20%
After five years to ten years	17,080	10	239	16,851	5.10%
Over ten years	4,520	—	147	4,373	5.55%

	47,552	10	792	46,770	4.65%

Mortgage-backed securities:
After five years to ten years	171,447	—	4,840	166,607	4.37%
Over ten years	321,075	—	5,567	315,508	5.33%

	492,522	—	10,407	482,115	5.00%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$776,779	$359	$11,200	$765,938	4.23%

	December 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$317,974	$137	$233	$317,878	3.63%
After one year to five years	354,281	1,703	184	355,800	3.91%

	672,255	1,840	417	673,678	3.78%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,245	—	470	19,775	4.44%
After five years to ten years	15,186	84	159	15,111	5.21%
Over ten years	13,091	62	118	13,035	5.73%

	49,892	146	750	49,288	5.00%

Mortgage-backed securities:
After five years to ten years	232,420	—	7,296	225,124	4.40%
Over ten years	324,112	—	4,054	320,058	5.41%

	556,532	—	11,350	545,182	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,278,729	$1,986	$12,517	$1,268,198	4.35%

          The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 3.4 years at September 30, 2008, comprised of approximately 0.3 years for treasuries and agencies of the United States Government, 3.9 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 4.8 years for mortgage backed securities and 0.8 year for all other securities.
          The number of positions, fair value and unrealized losses at September 30, 2008 and December 31, 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	September 30, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$2,227	$1	—	$—	$—	1	$2,227	$1
Commonwealth of Puerto Rico and its subdivisions	11	19,277	290	14	22,483	502	25	41,760	792
Mortgage-backed securities	14	176,959	2,038	16	305,156	8,369	30	482,115	10,407

	26	$198,463	$2,329	30	$327,639	$8,871	56	$526,102	$11,200

	December 31, 2007
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	5	$228,590	$57	4	$152,132	$360	9	$380,722	$417
Commonwealth of Puerto Rico and its subdivisions	1	9,162	118	18	30,420	632	19	39,582	750
Mortgage-backed securities	—	—	—	31	545,182	11,350	31	545,182	11,350

	6	$237,752	$175	53	$727,734	$12,342	59	$965,486	$12,517

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
          As of September 30, 2008 and December 31, 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. Substantially, all U.S. and P.R. Government agencies securities are rated the equivalent of AAA and BBB-, respectively, by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008 and December 31, 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will be settled at a price not less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008 and December 31, 2007.
          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers have the right to call or prepay these securities.
          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
3. Assets Pledged:
     At September 30, 2008 and December 31, 2007, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank Advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of September 30 and December 31, were as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Investment securities available for sale	$333,813	$425,754
Other investment securities	46,575	56,025
Loans	2,489,676	2,314,359

	$2,870,064	$2,796,138

          Pledged securities, that the creditor has the right or contract to repledge, are presented separately on the condensed consolidated balance sheet. At September 30, 2008 and December 31, 2007, investment securities with a carrying value of approximately $398,945,000 and $683,326,000, respectively, were pledged to securities sold under agreements to repurchase.

4. Loans:
          The Corporation’s loan portfolio consists of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial and industrial	$2,311,867	$2,530,806
Consumer	594,526	672,888
Consumer finance	1,005,306	946,209
Leasing	72,419	98,987
Construction	222,762	486,284
Mortgage	2,556,952	2,539,811

	6,763,832	7,274,985
Unearned income and deferred fees/costs:
Commercial, industrial and others	(1,261)	(3,459)
Consumer finance	(413,871)	(335,096)
Allowance for loan losses	(180,090)	(166,952)

Loans, net	$6,168,610	$6,769,478

          During the nine months ended September 30, 2008, the Corporation sold certain impaired loans to an affiliate for $194.7 million in cash. These loans had a net book value of $194.7 million comprised of an outstanding principal balance of $223.3 million and a specific valuation allowance of $28.6 million. The type of loans sold by net book value was $163.6 million in construction loans and $31.1 million in commercial loans. No gain or loss was recognized on this transaction.
5. Allowance for Loan Losses:
          Changes in the allowance for loan losses are summarized as follows:

	For the nine months ended		For the three months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$166,952	$106,863	$186,889	$127,916
Provision for loan losses	123,650	100,224	45,560	47,350

	290,602	207,087	232,449	175,266

Losses charged to the allowance:
Commercial and industrial	10,589	7,217	6,439	3,733
Construction	28,128	2,632	22,770	2,632
Mortgage	64	1,768	—	618
Consumer	30,370	19,351	10,395	7,634
Consumer finance	42,764	32,080	13,306	15,890
Leasing	1,497	2,349	447	864

	113,412	65,397	53,357	31,371

Recoveries:
Commercial and industrial	501	1,050	208	251
Consumer	887	612	308	183
Consumer finance	1,179	852	400	129
Leasing	333	340	82	86

	2,900	2,854	998	649

Net loans charged-off	110,512	62,543	52,359	30,722

Balance at end of period	$180,090	$144,544	$180,090	$144,544

6. Real Estate Held for Sale:
          The Corporation owns certain real estate properties held for sale which are carried at the lower of cost or fair value, less estimated selling cost.
7. Goodwill and Other Intangible Assets:
Goodwill
          The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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
          As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. SFAS No. 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures.
Other Intangible Assets
          Other intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$10,047	$9,631
Wealth Management — Advisory-servicing rights	1,343	1,572
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	250	700

	$29,940	$30,203

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

          The following table reflects the components of other intangible assets subject to amortization at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Gross	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$17,671	$7,624	$—	$10,047
Wealth Management — Advisory-servicing rights	3,050	1,707	—	1,343
Consumer Finance:
Trade name	23,700	—	5,400	18,300
Non-compete agreements	5,300	3,106	1,944	250

	$49,721	$12,437	$7,344	$29,940

	December 31, 2007
	Gross	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$15,670	$6,039	$—	$9,631
Wealth Management — Advisory-servicing rights	3,050	1,478	—	1,572
Consumer Finance:
Trade name	23,700	—	5,400	18,300
Customer relationships	10,600	1,413	9,187	—
Non-compete agreements	5,300	2,656	1,944	700

	$58,320	$11,586	$16,531	$30,203

          Amortization of the other intangibles assets for the nine month period ended September 30, 2008 and year ended December 31, 2007 was approximately $2.3 million and $3.8 million, respectively.
8. Other Assets:
          The Corporation’s other assets consist of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Deferred tax assets, net	$45,487	$37,199
Accounts receivable, net of allowance for claim receivable of $25.1 million in 2008	43,318	38,617
Repossesed assets, net	18,908	16,448
Software, net	6,167	8,069
Prepaid expenses	18,562	13,987
Income tax credits	16,880	237
Customers’ liabilities on acceptances	527	783
Derivative assets	67,825	79,969
Confirming advances	130,793	179,376
Other	7,867	8,518

	$356,334	$383,203

          Amortization of software assets for the nine month period ended September 30, 2008 and year ended December 31, 2007 was approximately $3.7 million and $4.4 million, respectively.

9. Other Borrowings:
          Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$1,000	$375,000	$49,858

Average indebtedness outstanding during the period	$253,441	$581,889	$265,748

Maximum amount outstanding during the period	$751,000	$625,006	$625,000

Average interest rate for the period	4.14%	4.97%	3.66%

Average interest rate at period-end	2.03%	4.35%	2.76%

	December 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$707,110	$635,597	$284,482

Average indebtedness outstanding during the year	$723,364	$756,117	$379,351

Maximum amount outstanding during the year	$800,000	$851,578	$676,957

Average interest rate for the year	5.77%	5.48%	5.48%

Average interest rate at year-end	5.14%	5.43%	5.31%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$—	$7,110
Thirty to ninety days	—	700,000
Over ninety days	1,000	—

Total	$1,000	$707,110

Securities sold under agreements to repurchase:
Within thirty days	$—	$10,591
Over ninety days	375,000	625,006

Total	$375,000	$635,597

Commercial paper issued:
Within thirty days	$—	$284,482
Thirty to ninety days	49,858	—

Total	$49,858	$284,482

          As of September 30, 2008 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 3.02 months.
          As of September 30, 2008 and December 31, 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

September 30, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$398,945	14.04

	December 31, 2007
			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$396,540	23.05
Lehman Brothers, Inc.	255,590	279,786	49.09
First Puerto Rico Daily Liquidity Fund	5,007	7,000	0.07

	$635,597	$683,326	33.34

The following investment securities were sold under agreements to repurchase:

September 30, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)
Mortgage-backed securities	$398,945	$375,000	$398,945	5.11%	4.35%

	December 31, 2007
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
	(Dollars in thousands)
Obligations of U.S. Government agencies and corporations	$270,821	$250,006	$270,821	4.79%	5.76%
Mortgage-backed securities	412,505	385,591	412,505	5.22%	5.22%

Total	$683,326	$635,597	$683,326	5.05%	5.43%

10. Advances from Federal Home Loan Bank:
     Advances from Federal Home Loan Bank consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-callable advances at 4.74% average fixed rate with maturities during 2008	$—	$420,000
Non-callable advances at 2.60% average fixed rate with maturities during 2009	260,000	—
Non-callable advances at 2.71% average fixed rate with maturities during 2010	300,000	—
Non-callable advances at 3.85% average fixed rate with maturities during 2011	325,000	—
Non-callable advances at 2.76% and 5.07% averages floating rates tied to 3-month LIBOR at September 30, 2008 and December 31, 2007, respectively, with maturities during 2008	100,000	825,000
Non-callable advances at 2.73% average floating rate tied to 3-month LIBOR with maturities during 2009	50,000	—

	$1,035,000	$1,245,000

     The Corporation had $2.2 billion and $2.1 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of September 30, 2008 and December 31, 2007, respectively.

11. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term Notes
     Term notes payable outstanding consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(1,999)	(2,444)

	$19,816	$19,371

Subordinated Capital Notes
     Subordinated capital notes consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value in 2008	$68,968	$73,260
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value in 2008	43,086	50,236
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	241,054	252,496
Unamortized discount	(898)	(1,326)

	$240,156	$251,170

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

12. Income Tax:
          The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions is as follows:

	For the nine months ended
	September 30, 2008	December 31, 2007
	(in thousands)
Balance at beginning of the period	$16,507	$12,676
Additions for tax positions of prior years	544	2,614
Additions for tax positions of current year	2,614	2,422
Release of contingencies	(958)	(1,571)

Balance at end of the period	$18,707	$16,507

          The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the Corporation recognized $0.9 million and $1.4 million of interest and penalties, respectively, for uncertain tax positions. As of September 30, 2008 and December 31, 2007, the related accrued interest amounted to approximated $3.2 million and $2.6 million, respectively. As of September 30, 2008 and December 31, 2007, the Corporation had $9.8 million and $10.4 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
          The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of September 30, 2008, the years 2004 through 2007 remain subject to examination by the Puerto Rico tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

13. Derivative Financial Instruments:
          As of September 30, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the nine months	Gain* for the
	Notional		ended	nine months ended
	Value	Fair Value	Sept. 30, 2008	Sept. 30, 2008
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,049
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	148,486	(1,820)	3,850	—
OTHER DERIVATIVES
Options	118,194	6,727	(16,042)	—
Embedded options on stock-indexed deposits	118,194	(6,727)	16,020	—
Interest rate caps	629	(1)	(7)	—
Customer interest rate caps	629	1	7	—
Customer interest rate swaps	1,750,820	57,890	12,221	—
Interest rate swaps-offsetting position of customer swaps	1,750,820	(57,480)	(12,849)	—
Interest rate swaps	90,000	454	987	—
Loan commitments	1,018	(7)	(52)	—

			$4,135	$1,049

*	Net of tax
          As of December 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Loss* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2007	Dec. 31, 2007
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(2,027)	$—	$(1,023)
FAIR VALUE HEDGES
Interest rate swaps	937,863	(4,425)	(465)	—
OTHER DERIVATIVES
Options	133,562	22,590	134	—
Embedded options on stock-indexed deposits	133,562	(22,590)	(134)	—
Interest rate caps	7,381	7	(58)	—
Customer interest rate caps	7,381	(7)	58	—
Customer interest rate swaps	1,496,798	44,380	44,432	—
Interest rate swaps-offsetting position of customer swaps	1,498,381	(43,589)	(44,068)	—
Interest rate swaps	242,000	(534)	315	—
Loan commitments	1,451	45	35	—

			$249	$(1,023)

*	Net of tax
          The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and November 2008. The purpose of this swap is to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. The Corporation had a $100 million floating-for-fixed interest rate swap with Lehman Brothers Special Financing (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and, the default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on these swaps. The net loss of $371,000 remains in accumulated other comprehensive income and will be reclassified into earnings when the cash flows that were hedged occur. As of December 31, 2007, the Corporation had outstanding $650 million of interest rate swaps designed as cash flow hedges. As of September 30, 2008 and December 31, 2007 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $187,000 and $1.2 million, respectively, of which the Corporation expects to reclassify $0.2 million into earnings during the next quarter of 2008.
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
          As of September 30, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $148.5 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.23% and 6.03%, respectively. As of September 30, 2008, the Corporation had retail fixed rate certificates of deposit amounting to approximately $23.4 million, with a fair value of $23.1 million, and a subordinated note amounting to approximately $125 million, with a fair value of $112.1 million, swapped to create a floating rate source of funds. The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF. The derivative liability of this swap was $681,535 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. For the nine months ended September 30, 2008, the Corporation recognized a gain of approximately $5.3 million on these economic hedges, which is included in other income in the condensed consolidated statements of income and was the result of incorporating the credit risk component in the fair value of the subordinated note. For the nine months ended September 30, 2007, the Corporation recognized a loss of approximately $589,000 on these swaps that were classified as fair value hedges prior to the adoption of SFAS 159 on January 1, 2008.
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
          The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the condensed consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the condensed consolidated statements of income. For the nine months ended September 30, 2008, a gain of approximately $16.0 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $16.0 million was recorded on the option contracts. For the nine months ended September 30, 2007, a loss of approximately $1.1 million was recorded on embedded options on stock-index deposits and notes and a gain of approximately $1.1 million was recorded on the option contracts.
          The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the nine months ended September 30, 2008 and 2007, the Corporation recognized a loss on these transactions of $628,000 and a gain of $130,000 respectively.
          To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the condensed consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the nine months ended September 30, 2008 and 2007, the Corporation recognized a gain of $987,000 and $315,000, respectively, on these transactions.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157 and SFAS 133. As of September 30, 2008, the Corporation had loan commitments outstanding for approximately $1.0 million and recognized a loss of $52,000 on these commitments. As of September 30, 2007, a gain of $113,000 was recognized on these commitments.
14. Contingencies:
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses there from will not have a material adverse effect on the condensed consolidated statements of income or condensed consolidated financial position of the Corporation.
15. Employee Benefits Plan:
Pension Plan
          The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”).
          The components of net periodic benefit for the Plan for the nine and three month periods ended September 30, 2008 and 2007 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Interest cost on projected benefit obligation	$1,761	$1,710	$587	$570
Expected return on assets	(2,019)	(2,040)	(673)	(680)
Net amortization	162	312	54	104

Net periodic pension benefit	$(96)	$(18)	$(32)	$(6)

     The expected contribution to the Plan for 2008 is $1,581,000.

          The components of net periodic pension cost for the Central Hispano Plan for nine and three month periods ended September 30, 2008 and 2007 were as follows:

	For the nine months ended		For the three months ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Interest cost on projected benefit obligation	$1,383	$1,380	$461	$460
Expected return on assets	(1,554)	(1,629)	(518)	(543)
Net amortization	375	387	125	129

Net periodic pension cost	$204	$138	$68	$46

          The expected contribution to the Central Hispano Plan for 2008 is $1,816,000.
Savings Plan
          The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s plans contribution for the nine months ended September 30, 2008 and 2007 were approximately $425,000 and $358,000, respectively.
16. Long Term Incentive Plans:
          Santander Spain sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.0 million due to a favorable change in plan valuation during the nine months ended September 30, 2008 and $5.8 million of compensation expense for the same period in 2007. As options were exercised as of September 30, 2008, $6.7 million has been reclassified as a capital contribution.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $1.9 million for the nine months ended September 30, 2008.
17. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB

Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $1,000,000 at September 30, 2008, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2008 had terms ranging from one month to six years. The aggregate contract amount of the standby letters of credit of approximately $95,449,000 at September 30, 2008, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
18. Segment Information:
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
          The following present financial information of reportable segments as of and for the nine months ended September 30, 2008 and 2007. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	September 30, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$235,558	$124,688	$107,674	$47,558	$57,335	$37,162	$(29,733)	$580,242
Intersegment revenue	10,181	—	—	—	508	19,044	(29,733)	—
Interest income	195,109	125,488	107,168	41,926	2,205	16,446	(27,867)	460,475
Interest expense	51,564	55,689	19,632	70,496	1,694	15,459	(22,110)	192,424
Depreciation and amortization	3,274	1,876	2,325	709	974	2,357	—	11,515
Segment income (loss) before income tax	36,417	59,139	5,650	(54,323)	19,167	(45,566)	(5,757)	14,727
Segment assets	3,876,429	2,720,289	651,586	1,168,991	139,908	633,939	(1,055,963)	8,135,179

	September 30, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$251,528	140,270 $	108,314	$56,510	$45,531	$36,248	$(36,475)	$601,926
Intersegment revenue	6,960	8,443	—	—	1,706	19,366	(36,475)	—
Interest income	223,732	125,701	105,947	54,173	2,021	18,547	(24,653)	505,468
Interest expense	71,673	76,105	28,112	90,161	2,811	22,810	(19,841)	271,831
Depreciation and amortization	3,084	1,638	3,415	570	905	3,191	—	12,803
Segment income (loss) before income tax	62,193	38,344	(49,895)	(38,075)	11,196	(48,247)	(5,639)	(30,123)
Segment assets	3,862,242	2.791,709	668,981	1,666,353	122,773	610,628	(477,372)	9,245,314

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$572,813	$602,153
Other revenues	37,162	36,248
Elimination of intersegment revenues	(29,733)	(36,475)

Total consolidated revenues	$580,242	$601,926

Total income before tax of reportable segments	$66,050	$23,763
Loss before tax of other segments	(45,566)	(48,247)
Elimination of intersegment profits	(5,757)	(5,639)

Consolidated income before tax	$14,727	$(30,123)

Assets:
Total assets for reportable segments	$8,557,203	$9,111,958
Assets not attributed to segments	633,939	610,728
Elimination of intersegment assets	(1,055,963)	(477,372)

Total consolidated assets	$8,135,179	$9,245,314

19. Fair Value Disclosures:
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

	Ending Balance as of		Opening Balance as of
	December 31, 2007	Adoption Net	January 01, 2008
(Dollars in thousands)	(Prior to Adoption)*	Gain (Loss)	(After Adoption)
Impact of Electing the Fair Value Option under SFAS 159:
Callable Brokered Certificates of Deposits	$(763,476)	$64	$(763,412)
Subordinated Capital Notes	(123,686)	5,134	(118,552)

Cumulative-effect Adjustments (pre-tax)	$(887,162)	5,198	$(881,964)

Tax Impact		(1,979)

Cumulative-effect Adjustment Increase to Retained Earmings, net of tax		$3,219

*	Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
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
          The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008, including financial instruments for which the Corporation has elected the fair value option:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$13,723	$9,141	$47,344	$70,208
Investment Securities AFS	237,003	528,935	—	765,938
Derivative Assets	463	66,011	1,351	67,825

Total Assets, at Fair Value	$251,189	$604,087	$48,695	$903,971

Liabilities:
Deposits (1)	$—	$209,749	$—	$209,749
Subordinated Capital Notes (2)	—	112,054	—	112,054
Derivative Liabilities	—	66,967	1,358	68,325

Total Liabilities, at Fair Value	$-	$388,770	$1,358	$390,128

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
          Level 3 assets and liabilities were 4.30% and 0.35% of Total Assets at fair value and Total Liabilities at fair value, respectively, at September 30, 2008.
          The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to September 30, 2008:

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
			Other	in and/or	issuances		gains (loss)
	January 1,		Comprehensive	out of	and	Sept. 30,	still
(Dollars in thousands)	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,960	$—	$—	$25,234	$47,344	$155
Derivatives, net	45	(52)	—	—	—	(7)	(7)

	$20,195	$1,908	$—	$—	$25,234	$47,337	$148

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.
          The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2008 to September 30, 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which are continued to carry at fair value after the adoption of SFAS 159.

	Total Gains and Losses
	Trading	Net
	Securities	Derivatives
(Dollars in thousands)	(1)	(1)
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income	$1,960	$(52)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
     The table below summarizes changes in unrealized gains or losses recorded in earnings for the period from January 1, 2008 to September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008. These amounts include changes in fair value for derivative contracts and trading securities which are continued to carry at fair value after the adoption of SFAS 159.

	Changes in Unrealized Gains (Loss)
	Trading	Net
	Securities	Derivatives
(Dollars in thousands)	(1)	(1)
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$155	$(7)

(1)	Amounts represented items which were carried at fair value prior to the adoption of SFAS 159.
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
     Level 3 trading securities primarily include Puerto Rico corporate debt securities and fixed income closed end funds. At September 30, 2008 the majority of these instruments were valued based on dealer indicative quotes.
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

		Carrying Value as of September 30, 2008
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
(Dollars in thousands)	Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)	Sept. 30, 2008
Loans Held for Sale (1)	$79,666	$—	$—	$79,666	$2,334
Loans, net(2)	87,567	—	—	87,567	9,516

	$167,233	$—	$—	$167,233	$11,850

(1)	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with applicable accounting policies.

(2)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
     The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of September 30, 2008, these callable brokered certificates of deposits had a fair value of $209.7 million and principal balance of $212.2 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $112.1 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statement of income. Electing the fair value option allows the Corporation to be relieved of the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without incremental earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
     As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.
     The following table represents changes in fair value for the nine months ended September 30, 2008 which includes the interest expense on callable brokered certificates of deposits of $16.3 million and interest expense on subordinated capital notes of $5.8 million. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Condensed consolidated Statements of Income based on their contractual coupons.

	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(16,336)	$(1,066)	$(17,402)
Subordinated Capital Notes	(5,831)	6,497	666

Total	$(22,167)	$5,431	$(16,736)

     The impacts of changes in the Corporation’ credit risk on subordinated capital notes for the nine months ended September 30, 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in the Corporation’s credit spreads from the transition date to the reporting date.

	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$5,661	$(4,995)	$666

20. Credit Losses arising from the Bankruptcy of Lehman Brothers, Inc.:
     The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred benefit of $9.8 million.
     The Corporation had a $100 million floating-for-fixed interest rate swap designated as a cash flow hedge with LBI affiliate Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on this swap. The net loss of $371,000 remains in accumulated other comprehensive income and will be reclassified into earnings when the cash flows that were hedged occur. In addition, The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF, which was classified as undesignated economic hedges of certain fixed rate deposits. The derivative liability of this swap was $681,535 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Nine months ended		Three months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Interest income	$460,475	$505,468	$148,011	$170,149
Interest expense	192,424	271,831	55,605	94,110

Net interest income	268,051	233,637	92,406	76,039
Gain on sale of securities	5,153	238	2,279	—
Broker-deaker, asset management and insurance fees	58,110	49,086	16,137	16,717
Other income	56,504	47,134	17,997	13,776
Operating expenses	224,321	220,289	76,632	74,488
Goodwill and other intangibles impairment charges	—	39,705	—	39,705
Provision for claim receivable	25,120	—	25,120	—
Provision for loan losses	123,650	100,224	45,560	47,350
Income tax (benefit) provision	(1,349)	4,151	(10,331)	(4,912)

Net income (loss)	$16,076	$(34,274)	$(8,162)	$(50,099)

PER COMMON SHARE DATA*
Net income (loss)	$0.34	$(0.73)	$(0.18)	$(1.07)
Book value	$11.91	$11.36	$11.91	$11.36
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.20	$0.48	$0.10	$0.16
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,732,106	$6,897,835	$6,485,861	$6,916,691
Allowance for loan losses	172,764	119,059	176,267	131,938
Earning assets	8,262,316	8,531,286	7,849,123	8,656,943
Total assets	8,978,664	9,173,901	8,530,640	9,291,722
Deposits	5,617,668	5,232,073	5,778,670	5,394,209
Borrowings	2,499,362	3,043,964	1,905,542	3,006,182
Common equity	564,672	583,809	568,568	574,776
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$6,248,276	$6,900,259	$6,248,276	$6,900,259
Allowance for loan losses	180,090	144,544	180,090	144,544
Earning assets	7,549,266	8,690,883	7,549,266	8,690,883
Total assets	8,135,179	9,245,314	8,135,179	9,245,314
Deposits	5,589,900	6,072,736	5,589,900	6,072,736
Borrowings	1,720,830	2,322,817	1,720,830	2,322,817
Common equity	555,306	529,990	555,306	529,990
Continued

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	4.40%	3.76%	4.76%	3.56%
Efficiency ratio (1)	59.21%	65.59%	59.00%	68.81%
Return on average total assets (on an annualized basis)	0.24%	-0.50%	-0.38%	-2.14%
Return on average common equity (on an annualized basis)	3.80%	-7.85%	-5.71%	-34.58%
Dividend payout	58.82%	-65.75%	0.00%	-14.95%
Average net loans/average total deposits	119.84%	131.84%	112.24%	128.22%
Average earning assets/average total assets	92.02%	93.00%	92.01%	93.17%
Average stockholders’ equity/average assets	6.29%	6.36%	6.67%	6.19%
Fee income to average assets (annualized)	1.37%	1.21%	1.23%	1.13%
Capital:
Tier I capital to risk-adjusted assets	8.65%	7.61%	8.65%	7.61%
Total capital to risk-adjusted assets	11.84%	10.69%	11.84%	10.69%
Leverage Ratio	6.05%	5.44%	6.05%	5.44%
Asset quality:
Non-performing loans to total loans	3.26%	2.80%	3.26%	2.80%
Annualized net charge-offs to average loans	2.14%	1.19%	3.13%	1.73%
Allowance for loan losses to period-end loans	2.80%	2.05%	2.80%	2.05%
Allowance for loan losses to non-performing loans	85.91%	73.33%	85.91%	73.33%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	80.69%	70.77%	80.69%	70.77%
Non-performing assets to total assets	2.81%	2.28%	2.81%	2.28%
Recoveries to charge-offs	2.56%	4.36%	1.87%	2.07%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.19x	0.77x	0.05x	-0.26x
Including interest on deposits	1.08x	0.89x	0.67x	0.42x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,957,000	$14,244,000	$13,957,000	$14,244,000
Bank branches	57	61	57	61
Consumer Finance branches	68	69	68	69

Total Branches	125	130	125	130
ATMs	162	142	162	142
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses less provision for claim receivable and impairment charges, divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and loss on extinguisment of debts and derivatives.

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
          The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount $25.1 million, which is the amount it is owed by LBI, as a result of the acceleration of repurchase date, and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred benefit of $9.8 million.
           The Corporation had a $100 million floating-for-fixed interest rate swap designated as a cash flow hedge with LBI affiliate Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on this swap. The net loss of $371,000 remains in accumulated other comprehensive income and will be reclassified into earnings when the cash flows that were hedged occur. In addition, The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF, which was classified as undesignated economic hedges of certain fixed rate deposits. The derivative liability of this swap was $681,535 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps.
          During the nine months ended September 30, 2008, the Corporation sold certain impaired loans to an affiliate for $194.7 million in cash. These loans had a net book values of $194.7 million comprised of an outstanding principal balance of $223.3 million and a specific valuation allowance of $28.6 million. The type of loans by net book value was $163.6 million in construction loans and $31.1 million in commercial loans.
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
Current Accounting Developments
          Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis. In February 2008, the FASB issued a final staff position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As such, the Corporation did not adopt SFAS 157 for those nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2 and is evaluating the impact that this adoption may have on its consolidated financial statements and disclosures. Adoption of SFAS 157 did not have a material effect on the Corporation’s financial position and results of operations. Illiquidity in the credit markets contributed to the amount of our reported Level 3 instruments, primarily in our trading and loan portfolios. At September 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 5.40% and 0.35% of the aggregate amount of consolidated assets and liabilities recorded at fair value, respectively. The amount we report in Level 3 in future periods will be affected by market conditions. See Notes 1 and 19 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 157.
          In conjunction with the adoption of SFAS 157, effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase in opening retained earnings of $3.2 million. See Notes 1 and 19 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 159.
Fair Value Measurement
          The Corporation’s estimates of fair value for financial instruments are based on the framework established in SFAS 157. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining such estimates and the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets, the lowest priority to unobservable inputs that reflect the Corporation’s market assumptions. SFAS 157 requires the use of observable inputs when available. Additionally, the level at which a financial instrument is reported is based on the lowest level of any significant input into the estimation of fair value. The three levels of the hierarchy are as follows:

•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Corporation has the ability to access.

•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use.
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
          If quoted market prices and an estimate from a pricing service are unavailable, the Corporation produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. See Note 19 to the accompanying consolidated financial statements for further information related to valuation methods used by the Corporation for each type of financial instruments that are carried at fair value.
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
          The Corporation understands that any increases and/or decreases in the aggregate fair value of its assets and liabilities will not materially affect its liquidity and capital resources
Overview of Results of Operations for the Nine-Month and Three-Month Periods Ended September 30, 2008 and 2007
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary, Santander Financial Services, Inc., Santander Insurance Agency, Inc. and Island Insurance Corporation.
          For the nine-month and three-month periods ended September 30, 2008 and 2007, net income and other selected financial information, as reported are the following:

	Nine months ended		Three months ended
($ in thousands, except earnings per share)	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07
Net Income (Loss)	$16,076	$(34,274)	$(8,162)	$(50,099)
EPS	$0.34	$(0.73)	$(0.18)	$(1.07)
ROA	0.24%	(0.50)%	(0.38)%	(2.14)%
ROE	3.80%	(7.85)%	(5.71)%	(34.58)%
Efficiency Ratio (*)	59.21%	65.59%	59.00%	68.81%

(*)	Operating expenses less provision for claim receivable and impairment charges divided by net interest income on a tax equivalent basis plus a gain on sale of securities, gain on equity securities and loss on extinguishment of debts and derivatives.
          During the nine and three-month periods ended September 30, 2008 and 2007, the Corporation had recognized certain non-recurring transactions impacting the results of operations. These transactions are described below:
•	The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount $25.1 million, which is the amount it is owed by LBI, as a result of the acceleration of repurchase date, and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred benefit of $9.8 million.

•	The Corporation had a $100 million floating-for-fixed interest rate swap designated as a cash flow hedge with LBI affiliate Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on this swap. The net loss of $371,000 remains in accumulated other comprehensive income and will be reclassified into earnings when the cash flows that were hedged occur. In addition, The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF, which was classified as undesignated economic hedges of certain fixed rate deposits. The derivative liability of this swap was $681,535 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps.

•	During the third quarter ended September 30, 2007, the Corporation had, in accordance with SFAS No. 142, recorded preliminary estimated non-cash impairment charges of approximately $34.3 million and $5.4 million, which have been recorded as reductions to goodwill and trade name, respectively. The estimated impairment charges were calculated based on market and income approach valuation methodologies. These impairment charges did not result in cash expenditures and will not result in future cash expenditures.

•	During 2007, Santander Spain sponsored various non-qualified share-based compensation programs for certain eligible officers and key employees: (i) A long term incentive plan which provides for settlement in cash or stock of Santander Spain to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.0 million due to a favorable change in plan valuation during the nine months ended September 30, 2008 and $5.8 million of compensation expense for the same period in 2007. As options were exercised as of September 30, 2008, $6.7 million has been reclassified as a capital contribution; (ii) The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million for the nine months ended September 30, 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution; (iii) A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $1.9 million for the nine months ended September 30, 2008.
Use of NON-GAAP Financial Measures
          The following tables summarize the effects in operating results of these non-recurring transactions in non-GAAP financial measures for purpose of comparing the operating results of the nine-month period and quarter ended September 30, 2008 with the results of the same period for 2007 excluding non-recurring transactions. Non-GAAP financial measures for the nine month-period and quarter ended September 30, 2008 and 2007 excludes the goodwill and trade name impairment charges, the after-tax compensation expense associated with certain incentive plans and after tax of provision for claim receivable.

	Nine Months Ended		Three Months Ended
(in thousands)	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07

Goodwill and trade name impairment charges	$—	$39,705	$—	$39,705

Increase (decrease) in compensation expense sponsored by Santander Group, net of tax	$(1,256)	$6,169	$22	$1,113
Gain realized on settlement by counterparty of investment securities pledged under agreement to repurchase, net of tax	$1,924	$—	$1,924	$—
Provision for claim receivable, net of tax	$15,323	$—	$15,323	$—

	Nine Months Ended		Three Months Ended
($ in thousands, except earnings per share)	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07

Net Earnings (Loss)	$28,222	$11,600	$5,258	$(9,281)
EPS	$0.61	$0.25	$0.11	$(0.20)
ROA	0.42%	0.17%	0.25%	(0.40)%
ROE	6.68%	2.66%	3.68%	(6.41)%
Efficiency Ratio	59.75%	62.58%	58.97%	67.13%

Results of Operations for the Nine-Month Periods and Three-Month Periods ended September 30, 2008 and 2007
          The Corporation reported a net income of $16.1 million for the nine-month period ended September 30, 2008, an increase of $50.4 million compared with net loss of $34.3 million for the same period in 2007. Earnings (loss) per common share (EPS) for the nine-month periods ended September 30, 2008 and 2007 were $0.34 and $(0.73), respectively, based on 46,639,104 average common shares for each period. Returns on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the nine-month period ended September 30, 2008 were 0.24% and 3.80%, respectively, compared with (0.50)% and (7.85)% reported during the same nine-month period of 2007. The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2008 reflected an improvement of 638 basis points to reached 59.21% compared to 65.59% for the nine months ended September 30, 2007. This improvement was mainly due to higher net interest income and higher other income.
          For the quarter ended September 30, 2008, the Corporation reported net loss of $8.2 million compared with a net loss of $50.1 million for the same quarter in 2007. Loss per common share (EPS) for the quarters ended September 30, 2008 and 2007 were $(0.18) and $(1.07), respectively, based on 46,639,104 average common shares for each period. ROA, on annualized basis, was (0.38)% for the quarter ended September 30, 2008 and (2.14)% for the quarter ended September 30, 2007. ROE, on annualized basis, were (5.71)% and (34.58)% for the quarters ended September 30, 2008 and 2007, respectively. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended September 30, 2008 was 59.00%, reflecting a significant improvement of 981 basis points when compared with 68.81% for the quarter ended September 30, 2007.
Overview of Financial Results
          The Corporation’s financial results for the nine-month and three-month periods ended September 30, 2008 were impacted by the following:
•	The Corporation recognized a provision for claim receivable of $25.1 million which represent the excess of the value of the securities held LBSF above the amounts owned by the Corporation under the securities sold under agreements to repurchase. The related tax effect of this valuation amounts to $9.8 million.

•	The Corporation experienced an improvement of 64 basis points in net interest margin, on a tax equivalent basis, to 4.40% for the nine months ended September 30, 2008 versus 3.76% for the same period in 2007 and an improvement of 120 basis points to 4.76% for the quarter ended September 30, 2008 compared to 3.56% for the same quarter in 2007;

•	The provision for loan losses increased $23.4 million or 23.4% for the nine months ended September 30, 2008 compared to the same period in 2007 and a decrease of $1.8 million or 3.8% for the quarter ended September 30, 2008 compared to the same period in the prior year. The increase in the provision for loan losses reflects the current recessionary cycle in Puerto Rico affecting the loan portfolio, including commercial and construction loans. The provision for loan losses represented 111.89% and 87.01% of the net charge-offs for the nine and three months ended September 30, 2008;

•	The allowance for loan losses of $180.1 million as of September 30, 2008 represented 2.80% of total loans, 85.91% of non-performing loans and 216.21% of non-performing loans excluding loans secured by real estate. As of December 31, 2007 and September 30, 2007, the allowance for loan losses was $167.0 million and $144.5 million, respectively, represented 2.36% and 2.05% of total loans, and 56.70% and 73.33% of non-performing loans and 82.32% and 128.26% of non-performing loans excluding loans secured by real estate, respectively.

•	Non-interest income increased $23.3 million or 24.2% and $5.9 million or 19.4% as compared to the nine and three-month periods ended September 30, 2008 and 2007, respectively. Non-interest income was impacted principally by: (i) an increase in broker-dealer, asset management and insurance fees of $9.0 million for nine months ended September 30, 2008; (ii) a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering during the first quarter of 2008; (iii) an increase in gain on derivatives of $4.1 million and $2.1 million for nine and three-months ended September 30,

2008, respectively; (iv) an increase in gains on sale of securities of $4.9 million and $2.3 million for nine and three-months ended September 30, 2008, respectively; (v) an unfavorable valuation adjustment of $6.9 million and $2.9 million for loans held for sale recorded through earnings for the nine and three months ended September 30, 2008.

•	Operating expenses reflected a decrease of $10.6 million or 4.1% and $12.4 million or 10.9% as compared to the nine and three-month periods ended September 30, 2008 and 2007, respectively. These decrease was affected principally by: (i) $39.7 million to related goodwill and trade name impairment charges recognized during the third quarter of 2007; (ii) $10.1 million of stock incentive compensation expense sponsored Santander Group recorded during the nine-month period ended September 30, 2007; (iii) a $2.0 million credit to compensation expense related to the same stock incentive plan for the nine-month period ended September 30, 2008; (iv) a provision for claim receivable of $25.1 million recognized during the third quarter of 2008; (v) $5.7 million and $2.9 million increase in professional fees for the nine and three-month periods ended September 30, 2008 and 2007, respectively; (vi) $4.6 million increase in commissions and bonuses for the nine-month period ended September 30, 2008 as compared to the same period of last year.

•	During the nine-month period ended September 30, 2008, the Corporation sold certain impaired loans to an affiliate for $194.7 million in cash. These loans had a net book value of $194.7 million comprised of an outstanding principal balance of $223.3 million and a specific valuation allowance of $28.6 million. The type of loans by net book value was $163.6 million in construction loans and $31.1 million in commercial loans. No gains or losses were recognized on these transactions. For the quarter ended September 30, 2008 the sale of impaired loans to the affiliate amounted $103.4 million. These loans had a net book value of $103.4 million comprised of an outstanding principal balance of $126.5 million and a specific valuation allowance of $23.1 million. The type of loans by net book value was $86.9 million and $16.5 million in commercial loans. No gains or losses were recognized on these transactions.

•	The common stock dividend for the nine-month period ended September 30, 2008 was $0.20 per share resulting in a current annualized dividend yield of 2.47%. In August 2008, the Board of Directors of the Corporation determined to discontinue the payment of the quarterly cash dividend in the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividend to reduce its outstanding debt.
Net Interest Income
          The Corporation’s net interest income for the nine months ended September 30, 2008 was $268.1 million, an increase of $34.4 million, or 14.7%, compared with $233.6 million for the nine months ended September 30, 2007. This improvement was mainly due to a decrease in interest expense of $79.4 million or 29.2% when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities experienced a decrease of 129 basis points from 4.78% for the nine-month period ended September 30, 2007 to 3.49% for the same period in 2008. This was influenced by the reduction in federal funds rates made by the Federal Reserve since June 2007 which resulted in a lower cost of short term borrowings. Interest income reflected a reduction of $45.0 million or 8.9% for the nine-month period ended September 30, 2008 compared to the same period in 2007 mainly due to decreases of $31.8 million or 7.1% principally caused by changes in rate and to a lesser extent to a decline in volume in interest income on loans and $12.1 million or 23.8% in interest income on investment securities attributed a decline in volume and also a decrease from a rates.
          The Corporation’s net interest income for the three months ended September 30, 2008 reached $92.4 million compared with $76.0 million for the same period in 2007, reflecting an increase of $16.4 million, or 21.5%. There was a decrease in interest expense of $38.5 million or 40.9% when compared with the same period in prior year due to a decrease in average cost of funds of 164 basis points from 4.81% to 3.17% for the quarter ended September 30, 2008. Interest income reflected a reduction of $22.1 million or 13.0% for the quarter ended September 30, 2008 from $170.1 million for the quarter ended September 30, 2007 to $148.0 million mainly due to a decrease of $15.4 million or 10.2% in interest income on loans.
          The table on page 52 and 53, Year to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the six-month periods and quarters ended September 30, 2008 and 2007. The table on Interest Variance Analysis — Tax Equivalent Basis on page 51, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the nine and three-month periods ended September 30, 2008 compared with the same periods of 2007.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $3.9 million and $6.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the quarters ended September 30, 2008 and 2007, the tax equivalent adjustments were $1.4 million and $1.7 million, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the nine and three-month periods ended September 30, 2008 and 2007.

	Nine months ended		Three months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(Dollars in thousands)		(Dollars in thousands)
Interest income — tax equivalent basis	$464,379	$511,462	$149,441	$171,862
Interest expense	192,424	271,831	55,605	94,110

Net interest income — tax equivalent basis	$271,955	$239,631	$93,836	$77,752

Net interest margin — tax equivalent basis (1)	4.40%	3.76%	4.76%	3.56%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
          For the nine-month period ended September 30, 2008, net interest margin, on a tax equivalent basis, was 4.40% compared to net interest margin, on a tax equivalent basis, of 3.76% for the same period in 2007. The 64 basis points increase in net interest margin, on a tax equivalent basis, was mainly due a decrease in interest expense on average interest-bearing liabilities of $79.4 million or 29.2% principally due to decrease in the cost of average interest-bearing liabilities of 129 basis points. This reduction in interest expense was principally due to the significant reduction of 170 basis points in the cost of funds of average borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued) from 5.57% for the nine months ended September 30, 2008 to 3.86% for the nine months ended September 30, 2008 reflecting the Federal Reserve’s interest rate cuts. The impact of the decrease in average cost of funds was partially offset by a 51 basis points decrease in yield on the average interest-earning assets resulting in a decrease of $47.1 million in interest income, on a tax equivalent basis, on average interest-earning assets. This decrease was mainly due to a 50 basis points decrease in the yield on average gross loans.
          The average interest-earning assets at September 30, 2008 decreased $269.0 million or 3.2% when compared with figures reported at September 30, 2007. This decrease was mainly due to a decrease of $210.0 million in average investment securities due to a reduction of $347 million of investment securities available for sale during the nine-month period ended September 30, 2008, which includes $221 million of investment held as collateral of the securities sold under agreements to repurchase with LBI. There was a decrease of $165.8 million in average net loans for the nine months ended September 30, 2008 compared with the same period in 2007. The decrease in average net loans was comprised of the following items:
•	a decrease in the average construction loans of $77.3 million which considers the effect of the sale of impaired construction loans to an affiliate during the period;

•	a decrease in average leasing portfolio of $37.2 million, since the Corporation has strategically reduced this line of lending;

•	a decrease in average mortgage portfolio of $8.4 million and average consumer loans (including average consumer finance) of $5.7 million;

•	an increase of $16.6 million in average commercial loans;

•	an increase in the average allowance for loan losses of $53.7 million when compared with figures reported in 2007.

          For the nine-month period ended September 30, 2008, the decrease in average investment available for sale and average net loans was partially offset by an increase of $106.7 million in average interest bearing deposits.
          The decrease in average interest-bearing liabilities of $229.6 million or 3.0% for the nine-month period ended September 30, 2008, was driven by a decrease in average borrowings of $524.1 million when compared to the nine-month period ended September 30, 2007. The decrease in average interest-bearing liabilities was composed of:
•	a decrease in average federal funds and other borrowings of $482.7 million mainly due to the payment of the $700.0 million outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during the third quarter of 2007;

•	a reduction in average securities sold under agreements to repurchase of $201.1 million mainly caused by the cancellation on September 19, 2008 of $200 million of securities sold under agreements to repurchase held by LBI as result of bankruptcy of its parent LBHI;

•	reductions of $141.9 million and $22.5 million in average commercial paper and average term notes, respectively;

•	an increase in average FHLB advances of $301.6 million for the nine months ended September 30, 2008 compared with the same period in 2007;

•	an increase in average total interest bearing deposits composed of $245.3 million and $97.2 million in average other time deposits and average brokered deposits, respectively, offset by a $27.6 million decrease in average savings and NOW accounts. The increase in average total interest bearing deposits was principally due to a certificate of deposit for the amount of $630 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico during first quarter of 2008.
          For the three-month period ended September 30, 2008, net interest margin, on a tax equivalent basis, reflected an increase of 120 basis points from 3.56% for the quarter ended September 30, 2007 to 4.76% for the quarter ended September 30, 2008. The 120 basis points increase in net interest margin, on a tax equivalent basis, was mainly due a decrease in interest expense on average interest-bearing liabilities of $38.5 million or 40.9% principally due to a decrease in the cost of average interest-bearing liabilities of 164 basis points. This reduction in interest expense was principally due to the significant reduction of 197 basis points in the cost of average borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued) from 5.62% for the third quarter of 2007 to 3.65% for the same quarter of 2008, reflecting the Federal Reserve’s interest rate cuts. The impact of the decrease in average cost of funds was partially offset by a 31 basis points decrease in yield on the average interest-earning assets resulting in a decrease of $22.4 million in interest income, on a tax equivalent basis, on average interest-earning assets. This decrease was mainly due to a 42 basis points decrease in the yield on average gross loans.
          For the three months ended September 30, 2008, average interest-earning assets decreased $807.8 million or 9.3% when compared to same period the prior year. This reduction was mainly due a decrease of $430.8 million or 6.2% in average net loans and $393.0 million or 26.4% in average investment securities due to a sale of $347 million of investment securities available for sale during the year of 2008 which includes $221.0 million of investment securities held by LBI as collateral for the securities sold under agreements to repurchase. These reductions were partially offset by an increase of $16.1 million or 6.4% in average interest-bearing deposits. The decrease in average net loans was driven principally by:
•	a $162.2 million decrease in average construction loans as a result of the sale of impaired construction loans to an affiliate;

•	a decrease of $46.9 million in average consumer loans (including average consumer finance);

•	a decrease of $88.7 million and $34.9 million in average commercial loans and average leasing portfolio;

•	a reduction of $53.9 million in average mortgage loans;

•	an increase in the average allowance for loan losses of $44.3 million when compared with figures reported in 2007.
          The $793.2 million increase in average interest-bearing liabilities for the quarter ended September 30, 2008, was driven by $1.1 billion decrease in average borrowings offset by an increase of $307.4 million in average interest bearing deposits. The significant reduction in average interest-bearing liabilities was due to:

•	a decrease of $638.8 million in average federal funds purchased and other borrowings due to the payment of the $700 million outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during the third quarter of 2007;

•	there were decreases in commercial paper of $421.2 million and average securities sold under agreements to repurchase of $175.0 million due to the cancellation of $200 million of securities sold under agreements to repurchase held by LBI;

•	an increase in average FHLB advances of $175.0 million for the quarter ended September 30, 2008 compared with the same period in 2007;

•	a $307.4 million increase in the average interest bearing deposits comprised $328.6 million increase in other time deposits and $31.2 million increase in savings and NOW accounts offset by $52.4 million decrease in average brokered deposits. The increase in average interest bearing deposits is mainly due to a certificate of deposit for the amount of $630 million opened by Banco Santander, S.A. in Banco Santander Puerto Rico during the first quarter of 2008.
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the nine-month and three-month periods ended September 30, 2008, compared to the nine-month and three-month periods ended September 30, 2007, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Months Ended September 30, 2008			Three Months Ended September 30, 2008
	Compared to the Nine Months			Compared to the Three Months
	Ended September 30, 2007			Ended September 30, 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$3,395	$(2,287)	$1,108	$792	$(1,229)	$(437)
Time deposits with other banks	(1,136)	(1,088)	(2,224)	(335)	(206)	(541)
Investment securities	(7,208)	(5,877)	(13,085)	(4,428)	(1,388)	(5,816)
Loans	(10,686)	(22,196)	(32,882)	(9,204)	(6,423)	(15,627)

Total interest income, on a tax equivalent basis	(15,635)	(31,448)	(47,083)	(13,175)	(9,246)	(22,421)

Interest expense:
Savings and NOW accounts	(608)	(11,081)	(11,689)	224	(4,795)	(4,571)
Other time deposits	11,725	(26,685)	(14,960)	3,258	(12,675)	(9,417)
Borrowings	(19,261)	(30,974)	(50,235)	(12,427)	(11,013)	(23,440)
Long-term borrowings	(885)	(1,638)	(2,523)	(314)	(763)	(1,077)

Total interest expense	(9,029)	(70,378)	(79,407)	(9,259)	(29,246)	(38,505)

Net interest income, on a tax equivalent basis	$(6,606)	$38,930	$32,324	$(3,916)	$20,000	$16,084

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the nine and three-month periods ended September 30, 2008 and 2007.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2008			September 30, 2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$49,840	$750	2.01%	$101,400	$2,974	3.92%
Federal funds sold and securities purchased under agreements to resell	229,758	3,897	2.27%	71,475	2,789	5.22%

Total interest bearing deposits	279,598	4,647	2.22%	172,875	5,763	4.46%

U.S.Treasury securities	45,955	981	2.85%	89,412	3,119	4.66%
Obligations of other U.S.government agencies and corporations	506,839	13,000	3.43%	616,577	22,000	4.77%
Obligations of government of Puerto Rico and political subdivisions	100,500	4,283	5.69%	98,296	3,861	5.25%
Collateralized mortgage obligations and mortgage backed securities	529,362	18,780	4.74%	597,413	21,734	4.86%
Other	67,955	3,473	6.83%	58,878	2,888	6.56%

Total investment securities	1,250,611	40,517	4.33%	1,460,576	53,602	4.91%

Loans:
Commercial	2,510,369	105,940	5.64%	2,493,741	129,005	6.92%
Construction	407,396	13,787	4.52%	484,704	30,120	8.31%
Consumer	624,355	65,153	13.94%	621,543	58,301	12.54%
Consumer Finance	601,212	106,620	23.69%	609,713	104,476	22.91%
Mortgage	2,681,527	123,763	6.15%	2,689,971	124,188	6.16%
Lease financing	80,011	3,952	6.60%	117,222	6,007	6.85%

Gross loans	6,904,870	419,215	8.11%	7,016,894	452,097	8.61%
Allowance for loan losses	(172,764)			(119,059)

Loans, net	6,732,106	419,215	8.32%	6,897,835	452,097	8.76%
Total interest earning assets/ interest income (on a tax equivalent basis)	8,262,315	464,379	7.51%	8,531,286	511,462	8.02%

Total non-interest earning assests	716,348			642,615

Total assets	$8,978,663			$9,173,901

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,690,276	$26,798	2.12%	$1,717,838	$38,487	3.00%
Other time deposits	1,689,747	40,095	3.17%	1,444,422	50,470	4.67%
Brokered deposits	1,491,372	50,510	4.52%	1,394,147	55,095	5.28%

Total interest bearing deposits	4,871,395	117,403	3.22%	4,556,407	144,052	4.23%
Federal funds purchased and other borrowings	253,441	7,849	4.14%	736,164	31,880	5.79%
Securities sold under agreements to repurchase	573,860	21,290	4.96%	774,958	32,123	5.54%
Federal Home Loan Bank advances	1,140,916	28,164	3.30%	839,362	34,041	5.42%
Commercial paper	265,748	7,272	3.66%	407,616	16,766	5.50%
Term Notes	19,599	472	3.22%	42,017	1,052	3.35%
Subordinated Notes	245,798	9,974	5.42%	243,847	11,917	6.53%

Total interest bearing liabilities/interest expense	7,370,757	192,424	3.49%	7,600,371	271,831	4.78%

Total non-interest bearing liabilities	1,043,234			989,721

Total liabilities	8,413,991			8,590,092

Stockholders’ Equity	564,672			583,809

Total liabilities and stockholders’ equity	$8,978,663			$9,173,901

Net interest income, on a tax equivalent basis		$271,955			$239,631

Net interest spread			4.02%			3.24%
Cost of funding earning assets			3.11%			4.26%
Net interest margin, on a tax equivalent basis			4.40%			3.76%

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2008			September 30, 2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$49,071	$174	1.41%	$125,919	$715	2.25%
Federal funds sold and securities purchased under agreements to resell	216,062	1,131	2.08%	123,162	1,568	5.05%

Total interest bearing deposits	265,133	1,305	1.96%	249,081	2,283	3.64%

U.S.Treasury securities	33,033	123	1.48%	138,777	1,514	4.33%
Obligations of other U.S.government agencies and corporations	396,693	3,557	3.57%	619,884	7,139	4.57%
Obligations of government of Puerto Rico and political subdivisions	99,538	1,428	5.71%	114,386	1,425	4.94%
Collateralized mortgage obligations and mortgage backed securities	513,567	6,098	4.72%	562,985	6,868	4.84%
Other	55,298	904	6.50%	55,139	980	7.05%

Total investment securities	1,098,129	12,110	4.39%	1,491,171	17,926	4.77%

Loans:
Commercial	2,388,802	32,687	5.44%	2,477,469	43,214	6.92%
Construction	341,705	3,551	4.13%	503,855	9,597	7.56%
Consumer	608,694	22,137	14.47%	643,558	20,832	12.84%
Consumer Finance	594,260	35,523	23.78%	606,306	34,483	22.56%
Mortgage	2,656,530	40,949	6.17%	2,710,404	41,713	6.16%
Lease financing	72,137	1,179	6.50%	107,037	1,814	6.72%

Gross loans	6,662,128	136,026	8.12%	7,048,629	151,653	8.54%
Allowance for loan losses	(176,267)			(131,938)

Loans, net	6,485,861	136,026	8.34%	6,916,691	151,653	8.70%
Total interest earning assets/ interest income (on a tax equivalent basis)	7,849,123	149,441	7.57%	8,656,943	171,862	7.88%

Total non-interest earning assests	681,517			634,779

Total assets	$8,530,640			$9,291,722

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,726,829	$7,816	1.80%	$1,695,628	$12,387	2.90%
Other time deposits	1,907,268	14,136	2.95%	1,578,677	19,058	4.79%
Brokered deposits	1,431,987	15,283	4.25%	1,484,377	19,778	5.29%

Total interest bearing deposits	5,066,084	37,235	2.92%	4,758,682	51,223	4.27%
Federal funds purchased and other borrowings	11,519	203	7.01%	650,314	9,621	5.87%
Securities sold under agreements to repurchase	550,167	6,781	4.90%	744,160	10,449	5.57%
Federal Home Loan advances	1,038,325	7,785	2.98%	863,350	11,800	5.42%
Commercial paper	42,374	308	2.89%	463,553	6,647	5.69%
Term Notes	19,747	163	3.28%	42,329	366	3.43%
Subordinated Notes	243,410	3,130	5.12%	242,476	4,004	6.55%

Total interest bearing liabilities/interest expense	6,971,626	55,605	3.17%	7,764,864	94,110	4.81%

Total non-interest bearing liabilities	990,446			952,082

Total liabilities	7,962,072			8,716,946

Stockholders’ Equity	568,568			574,776

Total liabilities and stockholders’ equity	$8,530,640			$9,291,722

Net interest income, on a tax equivalent basis		$93,836			$77,752

Net interest spread			4.40%			3.07%
Cost of funding earning assets			2.82%			4.31%
Net interest margin, on a tax equivalent basis			4.76%			3.56%

Provision for Loan Losses
          The Corporation’s provision for loan losses increased $23.4 million or 23.4% from $100.2 million for the nine months ended September 30, 2007 to $123.7 million for the same period in 2008 and decreased $1.8 million or 3.8% for the quarter ended September 30, 2008 when compared with the same period in prior year. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the deterioration in economic conditions in Puerto Rico, requiring the Corporation to increase the level of its allowance for loan losses. There was an increase of $18.9 million in past-due loans (non-performing loans and accruing loans past-due 90 days or more) which reached $223.2 million as of September 30, 2008, from $204.3 million as of September 30, 2007. Non-performing loans were $209.6 million as of September 30, 2008, an increase of $12.5 million or 6.3%, compared to non-performing loans as of September 30, 2007.
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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(In thousands)

Bank service fees on deposit accounts	$10,015	$9,983	$3,094	$3,444
Other service fees:
Credit card and payment processing fees	6,142	8,656	2,014	2,118
Mortgage servicing fees	2,561	2,182	859	742
Trust fees	1,235	1,504	411	515
Confirming advances fees	5,110	2,483	1,120	757
Other fees	8,681	9,354	2,722	2,135

Total fee income	33,744	34,162	10,220	9,711
Broker/dealer, asset management, and insurance fees	58,110	49,086	16,137	16,717
Gain on sale of securities, net	5,153	238	2,279	—
Gain on sale of loans	3,004	5,121	737	782
Gain on sale of mortgage servicing rights	—	206	—	38
Trading gains	2,798	1,766	804	525
Gain (loss) on derivatives	4,136	(31)	2,832	727
Other gains (losses), net	5,375	3,505	(731)	1,401
Other	7,447	2,405	4,136	592

	$119,767	$96,458	$36,413	$30,493

          The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the nine months ended		For the three months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(In thousands)		(In thousands)
Broker-dealer	$31,604	$21,865	$7,427	$8,341
Asset management	20,038	17,764	6,757	5,968

Total Santander Securities	51,642	39,629	14,184	14,309
Insurance	6,468	9,457	1,953	2,408

Total	$58,110	$49,086	$16,137	$16,717

          For the nine months ended September 30, 2008, other income reached $119.8 million, a $23.3 million or 24.2% increase when compared to $96.5 million for the same period in 2007. For the quarter ended September 30, 2008, other income reflected an increase of $5.9 million or 19.4% to $36.4 million when compared to the figures reported in the same period in 2007. The other income was impacted by the following:
•	Broker-dealer, asset management and insurance fees reflected an increase of $9.0 million for the nine-month period ended September 30, 2008, due to increases in broker-dealer and asset management fees of $12.0 million partially offset by a decrease of $3.0 million in insurance fees due to a reduction in credit life commissions generated from the Island Finance operation. For the quarter ended September 30, 2008, the broker-dealer and asset management fees and insurance fees remained basically unchanged when compared with the third quarter of 2007. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 48.5% and 44.3% to the Corporation’s other income for the nine and three-month period ended September 30, 2008, respectively, and 50.9% and 54.8% to the for the nine and three-month period ended September 30, 2007.

•	There was an increase in gain on sale of securities available for sale of $4.9 million for the nine months ended September 30, 2008 principally due to a reduction of $347 million of investment securities available for sale during the nine-month period ended September 30, 2008. This reduction of balance includes sale of investment available for sale to a third party of 125.3 million, resulting in a gain of $2.9 million during the first quarter of 2008 and $221.4 million related to investment securities available for sale held as collateral by LBI under securities sold under agreements to repurchase. The Corporation recognized $2.3 million gain in connection with the settlement of the securities sold under agreements to repurchase.

•	The Corporation reported an increase in gain on derivative instruments of $4.1 million for the nine months ended September 30, 2008 compared with the same period during the prior year mainly due to the net effect of incorporating the Corporation’s credit risk in the derivative fair value calculation methodology pursuant the adoption of SFAS 157. For the quarter ended September 30, 2008, there was an increase in gain on derivative instruments of $2.1 million when compared with the quarter ended September 30, 2007 mostly resulting from a gain arising from the credit risk component incorporated into the fair value calculation of a subordinated note recognized during the quarter pursuant to SFAS 157.

•	There were decreases in gain on sale of residential mortgage loans of $2.1 million for the nine-month periods ended September 30, 2008 compared with the same periods the prior year, due to a decrease in mortgage loans sold of $109.9 million and $22.1 million for the nine and three-month period ended September 30, 2008, respectively, compared with the same period in 2007.

•	During the first quarter of 2008 a gain of $8.6 million on the sale of part of the investment in Visa, Inc. in connection with its initial public offering was recognized through earnings and included within other gains and losses, net.

•	An unfavorable valuation adjustment of $6.9 million and $2.3 million for loans held for sale was recorded through earnings and included within other gains and losses during the nine and three-month period ended September 30, 2008.

•	There was an increase in other income of $5.0 million for the nine months ended September 30, 2008 compared with the same period in 2007. This increase was mainly due to the market valuation on broker CD’s accounted for as per SFAS No. 159 of $2.1 million, a commission of $1.0 million received from NOVA as part of the sale of the Corporation’s merchant business during 2007, $0.7 million of swap income not hedged, $0.6 million of a gain on tax credit purchased and $0.4 million incentive from Mastercard based on customer volume affiliated. For the quarter ended September 30, 2008 compared with the same quarter in 2007, other income reflected an increase of $3.5 million principally due to a valuation on broker CD’s not hedge of $2.1 million, $0.6 million of tax credit purchased and $0.4 million of swap income no hedge.
Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Nine months ended		Three months ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2008	2007	2008	2007
		(In thousands)

Salaries	$54,784	$54,125	$19,938	$18,242
Stock incentive plans	(2,059)	10,113	35	1,825
Pension and other benefits	46,573	41,983	13,297	13,963
Expenses deferred as loan origination costs	(6,415)	(8,972)	(1,898)	(2,683)

Total personnel costs	92,883	97,249	31,372	31,347

Occupancy costs	20,631	17,686	7,409	6,198

Equipment expenses	3,340	3,379	1,087	1,139

EDP servicing expense, amortization and technical services	31,208	27,317	10,147	9,243

Communication expenses	7,724	8,157	2,544	2,706

Business promotion	5,438	12,338	1,652	4,338

Goodwill and other intangibles impairment charges	—	39,705	—	39,705

Provision for claim receivable	25,120	—	25,120	—

Other taxes	10,150	8,486	3,394	3,537

Other operating expenses:
Professional fees	15,550	9,824	6,328	3,441
Amortization of intangibles	2,264	3,675	779	1,247
Printing and supplies	1,360	1,537	438	479
Credit card expenses	3,411	5,119	1,192	1,016
Insurance	2,792	3,005	868	1,100
Examinations and FDIC assessment	4,431	1,455	1,454	497
Transportation and travel	1,972	2,208	566	682
Repossessed assets provision and expenses	4,579	5,705	1,996	3,178
Collections and related legal costs	1,027	906	365	253
All other	15,561	12,243	5,041	4,087

Other operating expenses	52,947	45,677	19,027	15,980

Non-personnel expenses	156,558	162,745	70,380	82,846

Total Operating expenses	$249,441	$259,994	$101,752	$114,193

          The Corporation’s operating expenses reflected a decrease of $10.6 million and $12.4 million for the nine and three-month periods ended September 30, 2008, respectively, when compared with nine and three-month period ended September 30, 2007. The variances in operating expenses are described below:

•	Total salaries and other employee benefits reflected a decrease of $4.4 million during the nine months ended September 30, 2008 compared with the same period the prior year. This reduction is mostly attributed to a decrease in stock incentive compensation expense sponsored Santander Group, of $12.2 million which is partially offset by an increase of $4.6 million in other compensation, mainly due to a $4.4 million increment in commissions and bonuses. There was also a reduction in deferred loan origination costs of $2.6 million, which also offset the decrease in stock incentive compensation expense described above. For the quarter ended September 30, 2008, total salaries and other employee benefits remained basically flat when compared with the quarter ended September 30, 2007.

•	The Corporation’s non-personnel expenses decreased $6.2 million for the nine months ended September 30, 2008 compared with the same period in prior year. This decrease was mainly due to $39.7 million related goodwill and trade name impairment charges recognized during the third quarter of 2007; a provision for claim receivable of $25.1 million recognized during the third quarter of 2008 which represent the excess of the value of the securities held by LBI over the amount owned by the Corporation under the securities sold under agreements to repurchase, described previously. Other increases in non-personnel expenses includes: $5.7 million in professional fees principally due to an increment in consulting fees regarding the adoption of new accounting pronouncements and review of other operational procedures; $3.0 million in occupancy cost due to the sale and leaseback of the Corporation’s two principal properties in December 2007; $3.9 million in EDP servicing expenses, amortization and technical services and $3.0 million in FDIC assessment due to the 2007 assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information. These increases were partially offset by a decrease of $6.9 million in business promotion.

•	For the quarter ended September 30, 2008, non-personal expenses reflected a decrease of $12.5 million principally due to $39.7 million related to goodwill and trade name impairment charges recognized during the third quarter of 2007 partially offset by a provision for claim receivable of $25.1 million recognized during the third quarter of 2008, described previously. Other increases were $2.9 million in professional services; $1.2 million in occupancy cost and $0.9 million in EDP servicing expenses, amortization and technical services. These increases were partially offset by a decrease in business promotion of $2.7 million for the quarter ended September 30, 2008 when compared with the same period in 2007.
     The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2008 and 2007 was 59.21% and 65.59%, respectively, reflecting an improvement of 638 basis points. For the quarter ended September 30, 2008 and 2007, the Efficiency ratio, on a tax equivalent basis, was 59.00% and 68.81%, respectively, reflecting an improvement of 981 basis points. This improvement was mainly the result of higher net interest income and reduction in operating expenses. As previously discussed, the Corporation recorded $25.1 million provision for claim receivable. For the third quarter of 2007, the Corporation recorded an estimated impairment charge of $39.7 million for goodwill and other intangible assets as operating expense. The effect of these non-recurring transactions was excluded from operating expenses to determine the Efficiency Ratio, on a tax equivalent basis.
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
          During June 2006, the FASB issued Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No 109”. FIN 48 clarifies the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Tax”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          The Corporation adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits.
     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc and Santander Bancorp (parent company only) amounting to $20.9 million and $0.1 million at September 30, 2008. Accordingly, a deferred tax asset valuation allowance of $20.9 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at September 30, 2008.
          The income tax benefit amounted to $1.3 million, or (9.2)% of pretax earnings, for the nine months ended September 30, 2008 compared to the provision of $4.2 million, or (13.8)% of pretax earnings, for the same period in 2007. The decrease in provision for income tax for nine month ended September 30, 2008 when compared with prior year resulted from a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. recognized during 2008 in connection with its initial public offering qualify as a capital gain at a preferential rate of 15% and a deferred tax benefit $9.8 million related to $25.1 million provision for claim receivable. For the quarter ended September 30, 2008, the income tax benefit amounted $10.3 million or (55.9)% of pretax earnings compared to income tax benefit of $4.9 million or (8.9)% pretax earnings for the same period in 2007. The decrease in provision for income tax for the quarter ended September 30, 2008 when compared to the same period in prior year was principally due to the deferred tax benefit of $9.8 million related to $25.1 million of provision for claim receivable.

Financial Position — September 30, 2008
Assets
          The Corporation’s assets reached $8.1 billion as of September 30, 2008, an 11.2% or $1.0 billion decrease compared to total assets of $9.2 billion at December 31, 2007 and a 12.1% or $1.1 billion decrease compared to total assets of $9.2 billion at September 30, 2007. The reduction on Corporation’s total assets was mainly due to a decrease of $663.1 million in net loan portfolio as of September 30, 2008 compared with December 31, 2007 and a decrease of $502.3 million in investment securities due to $347 million securities sold which includes $221 million related to investment securities held by LBI as collateral of securities sold under agreements to repurchase. These decreases were partially offset by an increase in cash and cash equivalents of $202.0 million.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	Sept. 30,	Dec. 31,	Sept. 08/Dec. 07	Sept. 30,	Sept. 08/Sept. 07
	2008	2007	Variance	2007	Variance
	(In thousands)

Commercial and industrial	$2,310,740	$2,561,325	$(250,585)	$2,474,795	$(164,055)
Construction	222,304	484,237	(261,933)	492,970	(270,666)
Mortgage	2,639,940	2,685,962	(46,022)	2,728,306	(88,366)
Consumer	595,570	643,054	(47,484)	638,812	(43,242)
Consumer Finance	591,435	611,113	(19,678)	607,623	(16,188)
Leasing	68,377	92,641	(24,264)	102,297	(33,920)

Gross Loans	6,428,366	7,078,332	(649,966)	7,044,803	(616,437)
Allowance for loan losses	(180,090)	(166,952)	(13,138)	(144,544)	(35,546)

Net Loans	$6,248,276	$6,911,380	$(663,104)	$6,900,259	$(651,983)

          The net loan portfolio, including loans held for sale, reflected a decrease of $663.1 million or 10.0%, reaching $6.2 billion at September 30, 2008, compared to the figures reported as of December 31, 2007, and a decrease of $652.0 million or 9.5%, when compared to September 30, 2007. The construction and commercial loan portfolio decreased $261.9 million, or 54.1% and $250.6 million or 10.0%, respectively, when compared to the December 31, 2007 balance and $270.7 million, or 55.0% and $164.1 million or 6.6% respectively, when compared to the September 30, 2007 balance. The reduction in these portfolios was basically due to the sale of $223.3 million of certain impaired commercial and construction loans to an affiliate and net repayments of approximately of $289.4 million during the nine months ended September 30, 2008. The Corporation reported decrease in consumer loans (including consumer finance) of $67.2 million or 5.4% when compared with December 31, 2007 balances and $59.4 million or 4.8% when compared with September 30, 2007 balances. A leasing portfolio also reflected decreases of $24.3 million and $33.9 million when compared with December 31, 2007 and September 30, 2007, respectively.
          The $88.4 million reduction in mortgage loan portfolio at September 30, 2008 compared to September 30, 2007 was principally due to a decrease in residential mortgage loan origination of $173.2 million. Residential mortgage loan origination for the nine months ended September 30, 2008 was $294.3 million, 37.1% less than the $467.5 million originated during the same period in 2007. Total mortgage loans sold and securitized during the nine months ended September 30, 2008 were $160.8 million compared to $217.6 million during the same period in 2007.

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

ALLOWANCE FOR LOAN LOSSES

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Balance at beginning of period	$166,952	$106,863	$186,889	$127,916
Provision for loan losses	123,650	100,224	45,560	47,350

	290,602	207,087	232,449	175,266

Losses charged to the allowance:
Commercial and industrial	10,589	7,217	6,439	3,733
Construction	28,128	2,632	22,770	2,632
Mortgage	64	1,768	—	618
Consumer	30,370	19,351	10,395	7,634
Consumer finance	42,764	32,080	13,306	15,890
Leasing	1,497	2,349	447	864

	113,412	65,397	53,357	31,371

Recoveries:
Commercial and industrial	501	1,050	208	251
Consumer	887	612	308	183
Consumer finance	1,179	852	400	129
Leasing	333	340	82	86

	2,900	2,854	998	649

Net loans charged-off	110,512	62,543	52,359	30,722

Balance at end of period	$180,090	$144,544	$180,090	$144,544

Ratios:
Allowance for loan losses to period-end loans	2.80%	2.05%	2.80%	2.05%
Recoveries to charge-offs	2.56%	4.36%	1.87%	2.07%
Annualized net charge-offs to average loans	2.14%	1.19%	3.13%	1.73%
          The Corporation’s allowance for loan losses was $180.1 million or 2.80% of period-end loans at September 30, 2008, a 75 basis point increase compared to $144.5 million, or 2.05% of period-end loans at September 30, 2007. The $180.1 million in the allowance for loan losses is comprised of $110.5 million related to commercial banking and $69.6 million to the consumer finance operations, with a provision for loan losses of $80.8 million and $42.8 million for each respective segment for the nine months ended September 30, 2008. At September 30, 2007, the composition of the allowance for loan losses of $144.5 million was of $83.1 million related to commercial banking and $61.4 million to the consumer finance operations, with a provision for loan losses of $48.9 million and $51.4 million for the same period for each respective segment.
          The 75 basis points increment in the allowance for loan losses to period-end loan was due to the increase in non-performing loans and loans past due 90 days or more of $18.9 million from $204.3 million at September 30, 2007 to $223.2 million at September 30, 2008.
          The ratio of allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 80.69% and 70.77% at September 30, 2008 and September 30, 2007, respectively, an increase of 992 basis points. At September 30, 2008, this ratio increased 25.33 percentage points when compared to 55.36% at December 31, 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio was 186.0% at September 30, 2008 compared to 120.6% as of September 30, 2007 and 79.51% as of December 31, 2007.
          The annualized ratio of net charge-offs to average loans for the nine-month period ended September 30, 2008 was 2.14%, increasing 95 basis points from 1.19% for the same period in 2007. This change was due to an increment in net charge-offs of $48.0 million during 2008 when compared with the same period in 2007 mainly due to $28.6 million charge-offs resulting from the sale of construction and commercial loans of $223.3 million to an affiliate during the nine-month period ended September 30, 2008.

          At September 30, 2008, impaired loans (loans evaluated individually for impairment) and related allowance amounted to approximately $97.1 million and $9.8 million, respectively. At December 31, 2007 impaired loans and related allowance amounted to $205.6 million and $25.6 million, respectively.
          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
          As of September 30, 2008, the Corporation’s total non-performing loans (excluding other real estate owned) reached $209.6 million or 3.26% of total loans from $294.4 million or 4.16% of total loans as of December 31, 2007 and from $197.1 million or 2.80% of total loans as of September 30, 2007. The Corporation’s non-performing loans reflected an increase of $12.5 million or 6.3% compared to non-performing loans as of September 30, 2007 and a decrease of $84.8 million or 28.8% compared to non-performing loans as of December 31, 2007. The $12.5 million increase in non-performing loans was principally due to the $41.6 million increase in nonperforming residential mortgage loans and $10.6 million in commercial loans partially offset by a decrease in construction loans of $41.5 million when compared to September 30, 2007. Compared to December 31, 2007, the decrease of $84.8 million was composed mainly of $132.2 million or 93.7% decrease in non-performing construction loans due to the sale of certain impaired construction loans to an affiliate during the nine-month ended September 30, 2008. This decrease was partially offset by increases of $34.1 million or 42.2% in residential mortgages and $13.1 million or 61.5% in commercial loans.
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.
Non-performing Assets and Past Due Loans

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)

Commercial and Industrial	$34,299	$21,236	$23,681
Construction	8,904	141,140	50,431
Mortgage	114,923	80,805	73,321
Consumer	13,122	10,818	10,194
Consumer Finance	35,248	37,412	37,039
Leasing	2,786	2,334	1,762
Restructured Loans	346	693	694

Total non-performing loans	209,628	294,438	197,122
Repossessed Assets	18,908	16,447	13,738

Total non-performing assets	$228,536	$310,885	$210,860

Accruing loans past-due 90 days or more	$13,551	$7,162	$7,134

Non-Performing loans to total loans	3.26%	4.16%	2.80%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	3.47%	4.26%	2.90%
Non-Performing assets to total assets	2.81%	3.39%	2.28%

Liabilities
          The Corporation’s total liabilities reached $7.6 billion as of September 30, 2008, reflecting a decrease of $1.1 billion or 12.1% compared to December 31, 2007. This reduction in total liabilities was principally due to a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $1.4 billion or 45.2% at September 30, 2008 from $3.1 billion at December 31, 2007. This decrease was partially offset by an increase in total deposits of $429.2 million or 8.3% to $5.6 billion as of September 30, 2008 from $5.2 billion as of December 31, 2007.
          Total deposits of $5.6 billion as of September 30, 2008 were composed of $1.1 billion in brokered deposits and $4.5 billion of customer deposits. Compared to December 31, 2007, brokered deposits reflected a decrease of $358.6 million or 24.6% and customer deposits reflected increases of $787.8 million, or 21.3% as of September 30, 2008. The increase in customer deposits was due to a certificate of deposit for the amount of $630 million opened by Banco Santander, S.A. at Banco Santander Puerto Rico, described below.
          Total borrowings at September 30, 2008 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $1.4 billion or 45.2% and 606.0 million or 26.0% compared to borrowings at December 31, 2007 and September 30, 2007, respectively. The $1.4 billion decrease includes a decrease in fed funds purchased and other borrowings of $706.1 million due to the refinancing of the $700 million outstanding indebtedness incurred under bridge facility agreement among the Corporation, SFS and National Australia Bank Limited compared at December 31, 2007. Securities sold under agreements to repurchases decrease by $260.6 million due to the cancellation of $200 million of securities sold under agreements to repurchase due to LBI. Also, there were decreases in commercial paper issued of $234.6 million, federal home loan bank advances of $210.0 million and subordinated capital notes of $11.0 million compared at December 31, 2007.
          On September 24, 2008, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $200 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under the previously announced loan agreement among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
          The Loans bear interest at a fixed rate of 4.4343% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans is due and payable on September 24, 2009. Upon the occurrence and during the continuance of an Event of Default (as defined in the Loan Agreement) under the Loan Agreement, the Bank shall have the right to declare the outstanding balance of the Loans, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and Santander Financial will be required to pay interest on any overdue amounts at a default rate that is equal to the fixed interest rate payable on the Loans plus 2% per annum. The Corporation’s and Santander Financial’s obligations to pay interest and principal under the Loan Agreement are several and not joint. However, the Corporation and Santander Financial are jointly and severally responsible for all other amounts payable under the Loan Agreement, including any indemnification payments due to the Bank thereunder.
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

          The amounts drawn under the Loan bear interest at an annual rate equal to the applicable LIBOR rate plus 0.465% per annum. Interest under the Loan is payable at maturity. The Corporation and SFS did not pay any facility fee or commission to the Bank in connection with the Loan. The entire principal balance of the Loan was paid on September 25, 2008. Upon the occurrence and during the continuance of an Event of Default as defined in the Loan the Bank shall have the right to declare the outstanding balance of the Loan, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and SFS will be required to pay interest on any overdue amounts at a default rate that is equal to the then applicable interest rate payable on the Loan plus 2% per annum. The Corporation’s and SFS’s obligations to pay interest and principal under the Loan are several and not joint. However, the Corporation and SFS are jointly and severally responsible for all other amounts payable under the Loan.
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
          Stockholders’ equity was $555.3 million, or 6.8% of total assets at September 30, 2008, compared to $536.5 million or 5.9% of total assets at December 31, 2007. The $18.8 million increase in stockholders’ equity was composed of net income of $16.1 million, stock incentive plan expense recognized as capital contribution of $8.0 million, the cumulative effect of the adoption of SFAS 159 of $3.2 million and a decrease in accumulated other comprehensive loss of $0.8 million. This increase was partially offset by dividend declared of $9.3 million during the nine months ended September 30, 2008.
          The Corporation declared a cash dividend of $0.20 per common share during the nine-month period ended September 30, 2008 to all stockholders. The current annualized dividend yield is 2.5%. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries.. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, this prudent measure will preserve and continue to reinforce the Corporation’s capital position.
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

          During the nine months ended September 30, 2008 and 2007, the Corporation did not repurchase any shares of common stock. As of September 30, 2008, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          As of September 30, 2008, the Corporation’s common stock price per share was $10.80, resulting in a market capitalization of $503.7 million, including affiliated holdings compared to book value equity of $555.3 million.
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
          As of September 30, 2008, the Corporation was well capitalized under the regulatory framework for prompt corrective action. At September 30, 2008 the Corporation continued to exceed the regulatory risk-based capital requirements for well-capitalized institutions. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2008 were 8.65% and 11.84%, respectively, and the leverage ratio was 6.05%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 13 and 19 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of September 30, 2008 and December 31, 2007.
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

     Hedging Activities:
     The following table summarizes the derivative contracts designated as hedges and economic undesignated hedges as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008
				Other
	Notional	Fair		Comprehensive
(In thousands)	Amounts	Value	Gain	Income*
Cash Flow Hedges
Interest Rate Swaps	$—	$—	$—	$1,049
Economic Undesignated Hedges
Interest Rate Swaps	148,486	(1,820)	3,850	—

Totals	$148,486	$(1,820)	$3,850	$1,049

	December 31, 2007
				Other
	Notional	Fair		Comprehensive
(In thousands)	Amounts	Value	Loss	Loss*
Cash Flow Hedges
Interest Rate Swaps	$650,000	$(2,027)	$—	$(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

*	Net of tax.
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
          The Corporation had a $100 million floating-for-fixed interest rate swap designated as cash flow hedge with LBSF. The derivative liability of this swap was $371,736 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on these swaps. As of September 30, 2008 and December 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $0.2 million and $1.2 million, respectively. The net loss of $371,000 remains in accumulated other comprehensive income and will be reclassified into earnings when the cash flows that were hedged occur.
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

          As of September 30, 2008 the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 3.23% and 6.03% as of September 30, 2008.
          The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economics variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF. The derivative liability of these swaps was $681,535 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. As of September 30, 2008, the Corporation has $148.5 million of these economic undesignated hedges.
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
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of these swaps was $166,333 as of September 19, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,591,640	$864	$359
Interest Rate Caps	1,258	—	—
Other	1,018	(7)	(52)
Equity Derivatives	236,388	—	(22)

Totals	$3,830,304	$857	$285

	December 31, 2007
	Notional
(In thousands)	Amounts *	Fair Value	Gain
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

*	The notional amount represents the gross sum of long and short.

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
          Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Due to the challenging environment, the Corporation implemented during the second semester of 2006 more stringent underwriting and lending criteria.
          Credit risk management for our portfolio begins with initial underwriting and continues throughout the borrower’s credit cycle. Experiential judgment in conjunction with statistical techniques are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify balance risks and returns. In addition to judgmental decisions, statistical models are used for credit decisions. Tolerance levels are set to decrease the percentage of approvals as the risk profile increases. Statistical models are based on detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are an integral part of our credit management process and are used in the assessment of both new and existing credit decisions, portfolio management, strategies including authorizations and line management, collection practices and strategies and determination of the allowance for credit losses.
          The Corporation has also established an internal risk rating system and internal classifications which serve as timely identification of potential deterioration in loan quality attributes in the loan portfolio.
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

          The following table provides the composition of the Corporation’s loan portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	($ in thousands)

Commercial and industrial	$2,311,867	$2,562,101

Consumer — banking operations	594,526	641,593

Consumer Finance:
Consumer Installment Loans	690,474	667,327
Mortgage Loans	314,832	278,882

	1,005,306	946,209

Leasing	72,419	98,987

Construction	222,762	486,284

Mortgage Loans	2,556,952	2,539,811

Sub-total	6,763,832	7,274,985

Unearned income and deferred fees/cost:
Banking operations	(1,261)	(3,459)
Consumer finance	(413,871)	(335,096)

Allowance for loans losses:
Banking operations	(110,480)	(98,593)
Consumer finance	(69,610)	(68,359)

	$6,168,610	$6,769,478

          The Corporation’s gross loan portfolio as of September 30, 2008 and December 31, 2007 amounted to $6.8 billion and $7.3 billion respectively, which represented 90.5% and 84.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of September 30, 2008 and December 31, 2007, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
          As of September 30, 2008 and December 31, 2007, the Corporation had over 380,000 consumer loan customers each and over 9,000 and 8,000 commercial loan customers, respectively, As of such dates, the Corporation had 43 and 52 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $41.3 and $33.6 million in cross-border loans as of September 30, 2008 and December 31, 2007, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
          The Corporation uses an underwriting system for the origination of residential mortgage loans. These loans are fully underwritten by experienced underwriters. The methodology used in underwriting the extension of credit for each residential mortgage loan employs objective mathematical principles which relate the mortgagor’s income, assets, and liabilities to the proposed payment and such underwriting methodology confirmed that at the time of origination (application/approval) the borrower had a reasonable ability to make timely payments on the residential mortgage loan. Also the character of the borrower or willingness to pay is evaluated by analyzing the credit report. We apply the basic principles of the borrower’s willingness and ability to pay.
          The risk involved with a loan decision is kept in perspective and must be considered in the analysis of a loan. Certain characteristics of the transaction are indicators of risk such as occupancy, loan amount, purpose, product type, property type, loan amount size in relation to borrower’s previous credit depth and loan to value, cash out of the transaction, time of occupancy, etc. Risk will be mitigated, in part, by requiring a higher equity, risk pricing, additional documentation and obtaining and documenting compensating factors.

          The purpose of mortgage credit analysis is to determine the borrower’s ability and willingness to repay the mortgage debt, and thus, limit the probability of default or collection difficulties. There are four major elements which, typically, are evaluated in assessing a borrower’s ability and willingness to repay the mortgage debt and the property to determine it complies with the agency and investor’s requirement, has marketability, and is a sound collateral for the loan. The elements above mentioned comprised (1) stability documentation, (2) continuity and adequacy of income, (3) credit and assets and (4) collateral.
          The Corporation follows the established guidelines and requirements for all government insured or guaranteed loans such as FHA, VA, RURAL, PR government products, as well as conforming loans sold to FHLMC and FNMA. In addition to conforming loans and government insured or guaranteed loans, we also provide loans designed to offer an alternative to individuals who do not qualify for an Agency conforming mortgage loan. These non-conforming loans typically have: (1) LTV higher than 80% with mortgage insurance or additional collateral; (2) the mortgage amount may exceed the FNMA/FHLMC limits and (3) may have different documentation requirements.
          Commencing in late 2006, the Corporation adjusted the underwriting policies to take into consideration the worsening macroeconomic conditions in PR. The implementation of more tight underwriting standards to reduce the exposure of risks, has contributed to a significant reduction of mortgage loans originations, and to improve the credit quality of our portfolio. These underwriting criteria reflect the Corporation’s effort to minimize the impact of the local recession on its overall loan portfolio, including its mortgage business and protect the value of its franchise from the higher risk levels caused by declining assets quality.
          Residential real estate mortgages are one of the Corporation’s core products and pursuant to our credit management strategy the Corporation offers a broad range of alternatives of this product to borrowers that are considered mostly prime or near prime or “Band C” (borrowers with Fair Isaac Corporation (“Fico Scores”) of 620 or less among other factors including income and its source, nature and location of collateral, loan-to-value and other guarantees, if any). Near prime or “Band C” lending policies and procedures do not differ from our general residential mortgages and consumer lending policies and procedures to other customers. The concentration of residential mortgages loans of the Bank are presented in the followings tables:

	September 30, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$79,614	$1,346	$—	$—	$80,960	3%	$—	0.00%
2007	260,036	3,374		—	263,410	10%	2,167	0.82%
2006	585,678	4,446	37	610	590,771	23%	23,669	4.01%
2005	614,449	648	—	—	615,097	24%	19,771	3.21%
2004	447,376	520		—	447,896	18%	14,729	3.29%
2003 and earlier	556,826	1,634	65	293	558,818	22%	18,024	3.23%

Sub- Total	$2,543,979	$11,968	$102	$903	2,556,952	100%	$78,360	3.06%

	December 31, 2007
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2007	$225,340	$2,931	$—	$—	$228,271	9%	$—	0.00%
2006	588,575	5,258	52	—	593,885	23%	8,696	1.46%
2005	633,798	869	—	—	634,667	25%	15,918	2.51%
2004	473,550	532		21	474,103	19%	11,751	2.48%
2003 and earlier	605,350	1,758	131	1,646	608,885	24%	15,644	2.57%

Total	$2,526,613	$11,348	$183	$1,667	2,539,811	100%	$52,009	2.05%

          The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 46% and 48% of the total mortgage originations for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 55% for the nine-month period ended September 30, 2008 and 52% of the total originated mortgage portfolio for the year ended December 31, 2007. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 38% and 35% of total gross loans at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the first mortgage portfolio totaled approximately $2.5 billion while the second mortgage portfolio was approximately $12 million for both periods from banking operations.
          The Corporation has not originated option adjustable-rate mortgage products (option ARMs) or variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans, as the Corporation believes these products rarely provide a benefit to our customers. The interest rates impact the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. The ARMs currently outstanding in the residential mortgage portfolio came from previous acquisitions made by the Corporation. The Corporation also mitigated its credit risk in its residential mortgage loan portfolio through sales and securitizations transactions.
          The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	September 30, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$28,158	$670	$—	$28,828	18%	$—	0.00%
2007	29,088	1,549	1,285	31,922	19%	533	1.67%
2006	13,864	1,263	22,987	38,114	22%	2,500	6.56%
2005	12,579	1,261	20,735	34,575	20%	3,792	10.97%
2004	12,210	3,287	—	15,497	9%	1,937	12.50%
2003 and earlier	14,440	6,654	—	21,094	12%	2,649	12.56%

Total	$110,339	$14,684	$45,007	$170,030	100%	$11,411	6.71%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2007
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2007	$32,007	$1,859	$1,354	$35,220	22%	$24	0.07%
2006	15,965	1,424	25,771	43,160	27%	1,634	3.79%
2005	14,434	1,556	23,445	39,435	24%	3,405	8.63%
2004	13,898	3,960	—	17,858	11%	2,319	12.99%
2003 and earlier	17,530	7,982	—	25,512	16%	3,449	13.52%

Total	$93,834	$16,781	$50,570	$161,185	100%	$10,831	6.72%

*	Net of unearned finance charges and deferred income/cost
          The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,) mainly through Island Finance and to a lesser extent at the Bank. The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at September 30, 2008 and December 31, 2007.

	September 30, 2008
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)

Mortgage Loan Portfolio:
Banking Operations	$1,976,059	80%	$312,006	81%	$268,887	77%	$2,556,952	80%
Consumer Finance	65,302	61%	42,794	62%	61,934	61%	170,030	61%

	$2,041,361		$354,800		$330,821		$2,726,982

Consumer Installment Loans*:
Banking Operations	$483,802	n/a	$48,872	n/a	$61,852	n/a	$594,526	n/a
Consumer Finance	176,414	n/a	125,353	n/a	119,638	n/a	421,405	n/a

	$660,216		$174,225		$181,490		$1,015,931

*	Net of unearned finance charges and deferred income/cost

	December 31, 2007
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)

Mortgage Loan portfolio:
Banking Operations	$1,901,868	81%	$309,770	82%	$328,173	80%	$2,539,811	81%
Consumer Finance	56,535	58%	40,389	60%	64,261	57%	161,185	58%

	$1,958,403		$350,159		$392,434		$2,700,996

Consumer Installment Loans*:
Banking Operations	$510,844	n/a	$54,943	n/a	$75,806	n/a	$641,593	n/a
Consumer Finance	178,745	n/a	130,202	n/a	140,981	n/a	449,928	n/a

	$689,589		$185,145		$216,787		$1,091,521

*	Net of unearned finance charges and deferred income/cost
          At September 30, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $269 million and $62 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of September 30, 2008 includes $6.1 million or 2.2% of originated loans during the year for banking operations and $7.0 million or 11.2% for consumer finance portfolio. At December 31, 2007 residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $328 million and $64 million for banking operations and consumer finance portfolios, respectively, a 13% and 40% of its total residential mortgage portfolio, respectively. The amounts reported in “Band C” as of December 31, 2007 includes $17.2 million or 5.3% of originated loans during the year for banking operations and $8.0 million or 12.4% for consumer finance portfolio. The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of September 30, 2008 and December 31, 2007 was 706 and 697, respectively and an average LTV of 80% as compared to 81% in 2007. For its consumer finance business residential mortgages, average FICO score, as of September 30, 2008 and December 31, 2007 was 644 and 641, respectively and an average LTV of 61% in 2008 as compared to 58% in 2007. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
          Residential mortgage loan origination for banking operations was $294.3 million for the nine months ended September 30, 2008 and $562.4 million for the year ended December 31, 2007. The Corporation sold and securitized $160.8 million and $298.6 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively to unaffiliated third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $8.8 million and $12.9 million of near prime or “Band C” loans for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.
          The Corporation added strength to the control over its credit activities and does not pursue near prime or “Band C” residential mortgage and consumer installment as a core product of its lending activities. Under the Corporation’s Loss Mitigation Policy (“LMP”), we evaluate, several alternatives for identifying near prime or “Band C” residential mortgage loan borrowers who are at risk of default in order to design and offer loan mitigation strategies, including repayment plans and loan modifications to such borrowers. The objective of the Loss Mitigation Policy is to document the approach to loss mitigation manage and reduce the risk of loss for the consumer and mortgage portfolios and takes into consideration the current stress that consumer and mortgage borrowers are facing in Puerto Rico. The Corporation’s strategy is to maximize the recovery from delinquent and past due consumer and mortgage loans by actively working with borrowers to develop repayment plans that avoid foreclosure or other legal remedies.
          The policy applies to the Corporation’s consumer lending business, including personal loans, credit cards and credit lines and mortgage business including conforming, guaranteed & insured mortgages and non-conforming mortgages. Loss mitigation, where applicable, is intended to benefit both the Corporation and the borrower. The Corporation avoids a costly and time consuming foreclosure process while the borrower maintains ownership of his/her home. The Loss Mitigation Policy describes the Corporation’s approach to identifying borrowers with higher risk of default, assessing their ability to pay taking into account various factors, including debt to income ratios; assessing the likelihood of default; explore loss mitigation techniques that might avoid foreclose or other legal remedies and ensuring compliance with the appropriate regulations and policies of each regulatory or investment agency.
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
          The Corporation’s one-year cumulative GAP position at September 30, 2008, was negative $1.8 billion or -23.6% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at September 30, 2008 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of September 30, 2008

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)

ASSETS:
Investment Portfolio	$173,105	$59,655	$34,292	$305,625	$192,494	$—	$125,857	$891,028
Deposits in Other Banks	163,415	—	—	—	—	—	246,547	409,962
Loan Portfolio
Commercial	596,487	814,061	322,420	317,390	91,705	72,663	164,391	2,379,117
Construction	188,926	4,346	11,205	9,144	5,437	3,246	—	222,304
Consumer	383,808	197,116	383,636	173,589	48,695	27	134	1,187,005
Mortgage	132,196	252,303	629,656	548,965	1,005,891	60,595	10,334	2,639,940
Fixed and Other Assets	—	—	—	—	—	55,931	349,892	405,823

Total Assets	$1,637,937	$1,327,481	$1,381,209	$1,354,713	$1,344,222	$192,462	$897,155	$8,135,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$49,858	$—	$—	$—	$—	$—	$—	$49,858
Repurchase Agreements	75,000	300,000	—	—	—	—	—	375,000
Federal FundsPurchased and Other Borrowings	151,000	460,000	425,000	—	—	—	—	1,036,000
Deposits
Certificates of Deposit	1,485,798	1,326,057	161,851	73,234	68,309	28,356	41	3,143,646
Demand Deposits and Savings Accounts	149,104	—	144,677	424,792	—	—	3,141	721,714
Transactional Accounts	247,900	354,943	—	1,101,452	—	—	20,245	1,724,540
Term and Subordinated Debt	4,487	—	9,653	135,000	111,156	—	(324)	259,972
Other Liabilities and Capital	—	—	—	—	—	10,400	814,049	824,449

Total Liabilities and Capital	$2,163,147	$2,441,000	$741,181	$1,734,478	$179,465	$38,756	$837,152	$8,135,179

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,967,097	$46,000	$146,641	$14,068	$1,504,981	$186,340	$—	$3,865,127
Interest Rate Swaps (Liabilities)	2,142,437	56,000	136,641	14,068	1,344,981	171,000	—	3,865,127
Caps	1,259	—	467	792	—	—	—	2,518
Caps Final Maturity	1,259	—	467	792	—	—	—	2,518

GAP	$(700,550)	$(1,123,519)	$650,028	$(379,765)	$1,324,757	$169,046	$60,003	$—

Cumulative GAP	$(700,550)	$(1,824,069)	$(1,174,041)	$(1,553,806)	$(229,049)	$(60,003)	$—	$—

Cumulative interest rate gap to earning assets	-9.06%	-23.60%	-15.19%	-20.10%	-2.96%	-0.78%
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
          NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $35 million of NIM sensitivity for a 1% parallel shock and $140 million of MVE sensitivity for a 1% parallel shock.
          As of September 30, 2008, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $9.2 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $35.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $70.9 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $140.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of September 30, 2008.

	NET INTEREST MARGIN SHOCK REPORT
	September 30, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Gross Interest Margin	$406.0	$405.4	$399.9	$395.4	$391.1	$386.2	$380.5
Sensitivity	$10.6	$10.0	$4.5		$(4.3)	$(9.2)	$(14.9)

	MARKET VALUE SHOCK REPORT
	September 30, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Market Value of Equity	$767.5	$746.7	$722.0	$693.8	$655.5	$622.9	$563.3
Sensitivity	$73.7	$52.9	$28.2		$(38.3)	$(70.9)	$(130.5)
          As of September 30, 2008 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2008, the Corporation had $1.5 billion in unsecured lines of credit ($610.1 million available) and $4.0 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
          On September 24, 2008, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $200 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under the previously announced loan agreement among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
          The Loans bear interest at a fixed rate of 4.4343% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans is due and payable on September 24, 2009. Upon the occurrence and during the continuance of an Event of Default (as defined in the Loan Agreement) under the Loan Agreement, the Bank shall have the right to declare the outstanding balance of the Loans, together with accrued interest and any other amount owing to the Bank, due and payable on demand or immediately due for payment. In addition, the Corporation and Santander Financial will be required to pay interest on any overdue amounts at a default rate that is equal to the fixed interest rate payable on the Loans plus 2% per annum. The Corporation’s and Santander Financial’s obligations to pay interest and principal under the Loan Agreement are several and not joint. However, the Corporation and Santander Financial are jointly and severally responsible for all other amounts payable under the Loan Agreement, including any indemnification payments due to the Bank thereunder.
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
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2008, the Corporation had a liquidity ratio of 6.69%. At September 30, 2008, the Corporation had total available liquid assets of $531.6 million. The Corporation believes it has sufficient liquidity to meet current obligations.

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
ITEM 1A. RISK FACTORS
There are no material changes in risk factors as previously disclosed under Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2007.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5 — OTHER INFORMATION
          None

ITEM 6 — EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Employment Contract-Carlos M. García	Exhibit 10.2 8K-01/04/07

(10.3)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.4)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.5)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.6)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.7)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.8)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.9)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX — Con’t

Exhibit No.	Exhibit Description	Reference

(10.10)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.11)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.12)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.13)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.14)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18 10K-12/31/07

(10.15)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19 10K-12/31/07

(10.16)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20 10K-12/31/07

(10.17)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21 10K-12/31/07

(10.18)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-09/24/08

(10.19)	Employment Contract-Juan Moreno Blanco	Exhibit 10.19

(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12

(14)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(22)	Registrant’s Proxy Statement for the April 30, 2007 Annual Meeting of Stockholders	Def14A-03/24/08

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(31.3)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.3

(32.1)	Certification from the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP Name of Registrant
Dated: November 10, 2008	By:	/s/ Juan Moreno
President and Chief Executive Officer

Dated: November 10, 2008	By:	/s/ Carlos M. García
Senior Executive Vice President and
Chief Operating Officer

Dated: November 10, 2008	By:	/s/ María Calero
Executive Vice President and
Chief Accounting Officer