Form 10-K/A
period 2007-12-31
SANTANDER BANCORP
filed 2009-01-22
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
Santander BanCorp (the “Corporation”) is filing this Amendment No. 1 (the “Amendment”) to its annual report on Form 10-K for the year ended December 31, 2007 (the “Original Form 10-K”), which was filed with the U.S. Securities and Exchange Commission on March 17, 2008, for the sole purpose of correcting the introductory paragraph of the certifications provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to identify the correct report and certain other conforming changes to the form of certification. The corrected certifications, filed as Exhibits 31.1 and 31.2 to this Amendment, supersede the certifications initially filed with the Original Form 10-K.
Except as described above, no other changes have been made to the Original Form 10-K and the Corporation has not updated any disclosures to reflect events which may have occurred after the filing of the Original Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) List of documents filed as part of this report.
     (3) Exhibits*

Exhibit
Number	Description

31.1	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	The Exhibit Index in Part IV, Item 15 and the exhibits that were included in the Original Form 10-K have not been included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP (REGISTRANT)

Dated: January 22, 2009	By:	/s/ JUAN MORENO BLANCO
President and Chief Executive Officer

Dated: January 22, 2009	By:	/s/ ROBERTO JARA
Executive Vice President and Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ GONZALO DE LAS HERAS	Chairman	January 22, 2009

/s/ JUAN MORENO BLANCO	Vice Chairman	January 22, 2009

/s/ JESUS M. ZABALZA	Director	January 22, 2009

/s/ VICTOR ARBULU	Director	January 22, 2009

/s/ ROBERTO VALENTIN	Director	January 22, 2009

/s/ STEPHEN FERRISS	Director	January 22, 2009

/s/ JOSÉ R. GONZÁLEZ	Director	January 22, 2009

/s/ MARÍA CALERO	Director	January 22, 2009