Form 10-K
period 2008-12-31
SANTANDER BANCORP
filed 2009-03-13
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of December 31, 2008 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $54,789,708 based upon the reported closing price of $12.49 on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Corporation to be held on or about April 30, 2009, are incorporated herein by reference to Item 10 through 14 of Part III.

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
Banco Santander, S.A., (SAN.MC, STD.N), (‘Santander Group”) headquartered in Madrid, engages primarily in commercial banking with complementary activities in global wholesale banking, cards, asset management and insurance. Santander Group had over €1.168 trillion in funds under management at the close of 2008, from more than 80 million customers served through more than 14,000 offices — more branches than any other international bank. Founded in 1857, Santander Group is the largest financial group in Spain and Latin America and has a significant presence in Western Europe and in the United Kingdom. In 2008, Santander Group registered €8,876 million in attributable net profit, an increase of 9% from 2007, excluding capital gains.
In Latin America, Santander Group manages over US$200 billion in business volumes (loans, deposits, mutual funds, pension funds and managed funds) through 6,089 branches. In 2008, Santander reported €2,945 million in net attributable income in Latin America, up 10% from the previous year.
The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico, including mortgage banking, Santander Securities Corporation, Santander Insurance Agency, Inc., Santander International Bank of Puerto Rico, Inc., Santander Asset Management Corporation, Santander Financial Services, Island Insurance Corporation and Santander PR Capital Trust I. As of December 31, 2008, the Corporation had, on a consolidated basis, total assets of $7.9 billion, total net loans of $6.0 billion, total deposits of $5.0 billion and stockholder’s equity of $551.6 million. The Corporation also had $13.4 billion of customer financial assets under management.
Banco Santander Puerto Rico
The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 57 branches and 169 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2008, the Bank had total assets of approximately $7.4 billion, total deposits of $5.1 billion and stockholders’ equity of $616.6 million.
The Bank provides a wide range of financial products and services to a diverse customer base that includes small and medium-size businesses, large corporations and individuals, including mortgage banking services. The Bank also provides specialized products and services to foreign customers through its wholly owned subsidiary, Santander International Bank of Puerto Rico, Inc. (“Santander International Bank”), an international banking entity organized under the International Banking Center Regulatory Act of Puerto Rico (“IBC Act”).
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

Santander Securities Corporation
Santander Securities Corporation (“Santander Securities”) is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $9.3 billion in assets under management, composed of over $5.4 billion in customer assets at the retail broker-dealer and $3.9 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management. Santander Securities has three offices islandwide and an office in Miami, Fl.
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
Santander Financial Services, Inc.
Santander Financial Services, Inc. (“Santander Financial Services” or “Island Finance”) is the second largest consumer finance company in Puerto Rico (as reported with the Office of the Commissioner of Financial Institutions). Island Finance is a well established consumer finance business in Puerto Rico. The brand has operated in Puerto Rico for over 40 years, is one of the most recognized brand names in consumer finance and commands a 20% market share as of September 30, 2008 (as reported with the Office of the Commissioner of Financial Institutions). The acquisition of Island Finance in 2006 boosted the Corporation’s business footprint by adding 64 consumer retail branches and close to 110,000 clients. Santander Financial Services, Inc. through, Island Finance provides mainly consumer loans and real estate-secured loans to customers.
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
Mortgage Banking. Through Santander Mortgage Corporation up to December 31, 2007 and as a Bank’s division thereafter, this business segment, the fourth largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico, originates, sells, and services a variety of residential mortgage loans. Total mortgage loan originations amounted to $345.7 million in 2008, the mortgage loan portfolio reached $2.6 billion by year-end and the mortgage servicing portfolio consisted of $1.3 billion serviced for other institutions.
Consumer Finance. The Island Finance operation provides consumer loans and real estate-secured loans through its 64 consumer retail branches in Puerto Rico. Island Finance provides lending to near prime or “Band C ” borrowers (Individuals with Fair Isaac Corporation (“Fico Scores”) of 620 or less among other factors,) which represent approximately of 30.3% of total loan portfolio.
Treasury and Investments. The Corporation’s Treasury Department handles its investment portfolio and liquidity position. It also focuses on offering another level of financial service to our clients in the form of derivative instruments that can protect the owner of small and medium-sized business from the impact of interest rate fluctuations.
Wealth Management. The Corporation’s Wealth Management segment includes the operations of its subsidiary Santander Securities. Santander Securities offers a complete range of products and services as part of an overall wealth management program that includes asset management and other trust services. The combination of Santander Asset Management products and Santander Securities’ distribution capabilities has allowed Santander Group to provide a diverse range of high quality investment alternatives in the Puerto Rico market.
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

REGULATION AND SUPERVISION
Overview
The Corporation and its banking subsidiary are subject to extensive federal and Puerto Rico banking regulations that impose restrictions on and provide for general regulatory oversight of the Corporation and its operations. Set forth below is a summary description of material laws and regulations that relate to the operations of the Corporation and its subsidiaries, including the Bank. This summary description does not purport to be complete and is qualified in its entirety by reference to the full text of the particular statutes and regulations described. Supervision, regulation and examination of banks by regulatory agencies are intended primarily for the protection of depositors, the deposit insurance fund of the FDIC, other clients of the institution and the banking system as a whole, and not for the benefit of the Corporation’s shareholders.
Future changes in laws, regulations or policies that impact the Corporation and its subsidiaries, including the Bank, cannot be predicted and may have a material effect on our business and earnings. Legislation relating to banking and other financial services has been introduced from time to time in Congress and is likely to be introduced in the future. If enacted, such legislation could significantly change the competitive environment in which the Corporation and its subsidiaries operate. The Corporation cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such legislation on our competitive situation, financial condition or results of operations.
Holding Company Operations — Federal Regulation
General
The BHC Act and the Gramm-Leach-Bliley Act (“GLB Act”). The Corporation is a bank holding company registered under the BHC Act and subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company, the Corporation is required to file periodic and annual reports with the Federal Reserve and other information concerning its own business operations and those of its subsidiaries. The BHC Act subjects bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHC Act requires that a bank holding company obtain prior Federal Reserve Board approval before: (i) acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank; (ii) acquiring all or substantially all of the assets of any bank; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board also has authority to issue cease and desist orders against holding companies and their non-bank subsidiaries.
The BHC Act prohibits a bank holding company, with limited exceptions, from engaging in any business other than the business of banking, or of managing or controlling banks, and to any other activity that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.
Enacted in 1999, the GLB Act revised and expanded the existing provisions of the BHC Act by permitting a bank holding company to elect to become a “financial holding company” to engage in a full range of financial activities. The law eliminated the legal barriers to affiliations among banks and securities firms, insurance companies and other financial services companies. The law reserved the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, it also provided a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The qualification requirements provide that in order for a bank holding company to elect to be treated as a financial holding company (and to maintain such treatment), all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well capitalized” and “well managed.” Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have a “satisfactory” or better Community Reinvestment Act (“CRA”) rating when they commence the new activity. On May 15, 2000, the Corporation elected to become a financial holding company under the provisions of the GLB Act.
Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or to the financial system generally. The GLB Act, specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. Santander Insurance Agency, which is a wholly-owned subsidiary of the Corporation, offers insurance agency services. Santander Securities, which is also a wholly-owned subsidiary of the Corporation, offers securities brokerage, dealing and underwriting services.
In addition, the GLB Act specifically gives the Federal Reserve the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
Under the GLB Act, if the Corporation fails to continue to meet any of the requirements for financial holding company status, the Corporation must enter into an agreement with the Federal Reserve to comply with all applicable requirements. If the Corporation is unable to cure such deficiencies within certain prescribed periods of time, the Federal Reserve could require the Corporation to divest control of its depository institution subsidiaries or alternatively cease conducting financial activities that are not permissible for bank holding companies that are not financial holding companies.
Under Federal Reserve policy, a bank holding company such as the Corporation is expected to act as a source of financial strength for its banking subsidiary and is required to commit resources to support the Bank. Moreover, an obligation to support the Bank may be required at times when, absent such policy, the Corporation might not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to the federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. The Bank is currently the only subsidiary depository institution of the Corporation.
The GLB Act also modified other laws, including laws related to financial privacy and community reinvestment. These financial privacy provisions generally prohibit financial institutions, including the Corporation’s bank subsidiary, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.
USA Patriot Act
The USA Patriot Act of 2001 (the “USA Patriot Act”) was enacted in response to the terrorist attacks that occurred on September 11, 2001. The statute amended the Bank Secrecy Act and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to prosecute international money laundering and the financing of terrorism. Under the statute, all financial institutions, including the Corporation and the Bank, are required in general to verify the identity of clients, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.
The U.S. Treasury Department (“U.S. Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and financing of terrorists.
Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Corporation and its subsidiaries have adopted policies, procedures and controls designed to comply with the USA Patriot Act and regulations adopted thereunder by the U.S. Treasury.
Privacy Policies
The GLB Act requires financial institutions to adopt and implement policies and procedures regarding the disclosure of non-public personal information about consumers to non-affiliated third parties and the protection of customer data from unauthorized access. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such non-public personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the institution’s policies and procedures. The Corporation and its subsidiaries have adopted policies and procedures in order to comply with the privacy provisions of the GLB Act, pursuant to which all its existing and new customers are notified of the privacy policies.
Dividend Restrictions
The Corporation is a legal entity separate and distinct from the Bank and our other subsidiaries and affiliated entities. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that the Bank and our other subsidiaries pay us as their sole shareholder. Various statutory and regulatory limitations limit the amount of dividends that the Bank can pay the Corporation, as well as to the dividends that the Corporation can pay to its shareholders. The policy of the Federal Reserve that a bank holding company should serve as the source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength.
The Federal Reserve Board and the FDIC have also issued policy statements that provide that bank holding companies and their insured banks should generally pay dividends only out of current operating earnings. The Federal Reserve has indicated that in the current financial and economic environment bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless the asset quality and the capital of the institution are very strong.
The Corporation’s ability to pay dividends is also subject to the provisions of Puerto Rico corporations’ law which requires that dividends be paid out only from the Corporation’s net assets in excess of capital or in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year.
The ability of the Bank to declare and pay dividends on its common stock is restricted by the Puerto Rico Banking Law. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is an insufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Bank may not declare any dividends under the statute until its capital has been restored to its original amount and the reserve fund to 20% of the original capital.
In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, in August 2008 the Board of Directors of the Corporation voted to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries.
The payment of dividends by the Corporation, or by the Bank, may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, under the FDIA, a depository institution may not pay any dividend if payment would cause the depository institution to become undercapitalized or if it already is undercapitalized.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system consists of twelve regional FHLBs governed and regulated by the Federal Housing Finance Board. Among other benefits, each FHLB serves as reserve or central bank for its member institutions within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Each make available loans or advances to its members in accordance with policies and procedures established by the FHLB system and the boards of directors of each regional FHLB.
The Bank is a member of the FHLB of New York. As such, the Bank is required to own capital stock in that FHLB in an amount equal to the greater of: (i) 1.0% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or (ii) 5.0% of its FHLB outstanding advances or borrowings. At December 31, 2008, the Bank met the required investment in FHLB stock, holding $61.6 million in capital stock of the FHLB of New York. All loans, advances and other extensions of credit made by the FHLB of New York to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the FHLB capital stock owned by the Bank.
Limitations on Transactions with Affiliates
Transactions between depository institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted by the Federal Reserve, which codifies prior regulations under Sections 23A and 23B and provides interpretative guidance with respect to affiliate transactions. An affiliate of a depository institution is any company or entity, which controls, is controlled by or is under common control with the depository institution. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company (or by the ultimate parent company of such bank holding company) are affiliates of the depository institution. In general, subject to certain specified exemptions, under Section 23A, depository institutions and their subsidiaries are limited in their ability to engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. Affiliate transactions are also subject to Section 23B which generally requires that all such transactions be on terms substantially the same, or at least as favorable, to the depository institution or subsidiary as those prevailing at the time for comparable transactions with non-affiliated persons. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the depository institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
Loans to Insiders
Sections 22(h) and (g) of the Federal Reserve Act and its implementing regulation, Regulation O, restrict loans by a bank to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater-than-10% stockholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit, generally equal to 15% of the institution’s unimpaired capital and surplus. Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of directors approval for certain loans. In addition, the aggregate amount of extensions of credit by a depository institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
Capital Requirements
The Federal Reserve has adopted capital risked-based guidelines to evaluate the capital adequacy of bank holding companies. Under these guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. These risks weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The Federal Reserve capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8.0% of total risk-adjusted assets, with at least 4.0% consisting of Tier I or core capital and the rest consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, generally allowances for loan losses. Total capital is the sum of Tier I and Tier II capital. As of December 31, 2008, the Corporation’s Tier I risk-based capital ratio was 8.41% and our total risk-based capital ratio was 12.83%.
In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total consolidated assets of 3.0%. Total consolidated assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve determines should be deducted from Tier I capital. Certain top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth may maintain a minimum leverage capital ratio of 3.0%. Other bank holding companies are required to maintain a leverage capital ratio of at least 4.0%. As of December 31, 2008, the Corporation’s leverage capital ratio was 6.10%.
The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.
The Basel Committee on Banking Supervision proposed new risk-based international capital standards (“Basel II”) in June 2004, and the new framework is currently being evaluated and implemented by bank supervisory authorities worldwide. Basel II is an effort to update the original international bank capital accord (“Basel I”), which has been in effect since 1988. Basel II is intended to improve the consistency of capital regulations internationally, make regulatory capital more risk sensate, and promote enhanced risk-management practices. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active or “core” banking organizations (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations.
To correct differences between core and non-core banking organizations, Basel IA was proposed in late 2006 presenting modifications to the general risk-based capital rules for non-core banking organizations that do not adopt the advanced approaches. After considering the comments on both the Basel IA and the advanced approaches, in July 2008, the agencies proposed a new rule that would provide all non-core banking organizations with an option to adopt the standardized approach under Basel II. This alternative provides a more risk sensitive capital framework to institutions not adopting the advanced approaches without unduly increasing regulatory burden. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, will replace the Basel IA approach.
In light of the weaknesses revealed by the financial market crisis, in January 2009, the Basel Committee on Banking Supervision issued a consultative package proposing enhancements to strengthen the regulation and supervision of internationally active banks. The proposed enhancements will help ensure that the risks inherent in banks’ portfolios related to trading activities, securitizations and exposures to off-balance sheet vehicles are better reflected in minimum capital requirements, risk management practices and accompanying disclosures to the public.
The Corporation does not meet the criteria in the new U.S. rules which would make adoption of the new Basel II rules mandatory.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to address corporate and accounting improprieties. SOA contains reforms of various business practices and numerous aspects of corporate governance. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SOA includes additional public disclosure requirements and new corporate governance rules.
SOA addresses, among other matters: (i) expansion of the authority and responsibilities of audit committees, (ii) certification of financial statements by the chief executive officer and the chief financial officer, (iii) the forfeiture of bonuses or other incentive base compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement, (iv) a prohibition on insider trading during pension plan black-out periods, (v) disclosure of off-balance sheet transactions, (vi) a prohibition on personal loans to directors and officers, (vii) expedited filing requirements for Form 4’s, (viii) disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code and protection for whistleblowers and informants, (ix) “real time” filing of periodic reports, (x) the formation of an independent accounting oversight board (“PCAOB”) to oversee the audit of public companies and auditors who perform such audits, (xi) auditor independence provisions which restrict the non-audit services that independent accountants may provide to their audit clients, and (xii) various increased criminal penalties for fraud and other violations of securities laws.
Change of Control
Federal law restricts the amount of voting stock of a bank holding company and a state bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Regulations pursuant to the BHC Act and the Change in Bank Control Act generally require prior FDIC and Federal Reserve approval for an acquisition of control of an insured institution or its holding company, respectively, by any person or persons acting in concert. Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or its holding company. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has securities registered under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The FDIC’s regulations implementing the Change in Bank Control Act are generally similar to those described above.
The Banking Law requires the approval of the Commissioner for changes in control of a Puerto Rico bank. See “Banking Operations-Puerto Rico Regulation.”
Banking Operations
General
The Bank is a Puerto Rico corporation chartered as a commercial bank under the Banking Law of Puerto Rico. The Bank is a “state bank” and an “insured depository institution” under the Federal Deposit Insurance Act (“FDIA”), and a “foreign bank” within the meaning of the International Banking Act of 1978. The Bank is not a member of the Federal Reserve System, making it primarily subject to regulation and supervision by the Commissioner and the FDIC. The federal and Puerto Rico laws and regulations that apply to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the types and amounts of loans that may be granted and the interest that they may charge, the timing of the availability of deposited funds, the nature and amount of and collateral for certain loans and the types of services they may offer. As a creditor and financial institution, the Bank is subject to consumer laws and regulations promulgated by the Federal Reserve, which also affect its operations. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
The Bank is subject to periodic examinations by the Commissioner and the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banks and their affiliates. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound banking practices. In addition, certain actions are required by statute and implementing regulations. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed by a bank with regulatory authorities.
FDIC Capital Requirements
The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, like the Bank, that are not members of the Federal Reserve System. For purposes of the FDIA, Puerto Rico is treated as a state and the Bank as such is a state-chartered non-member bank. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above. The FDIA, among other things, requires federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The relevant capital measures are the total risk-based capital ratio, the Tier I risk-based capital ratio and the leverage ratio. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. The federal banking agencies have specified by regulation the relevant capital for each category. A well capitalized depository institution, for example, must maintain a leverage ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6.0% and a total risk-based capital ration of at least 10.0% and not be subject to any written agreement or directive to meet and maintain a specific capital level.
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
Failure to meet capital guidelines could subject an insured bank like the Bank to a variety of prompt corrective actions and enforcement remedies under the FDIA, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. In general terms, undercapitalized depository institutions are prohibited from making any capital distributions (including dividends), are subject to restrictions on borrowing from the Federal Reserve System, and are subject to growth limitations and are required to submit capital restoration plans.
At December 31, 2008, the Bank met the capital requirements of a well capitalized institution.
An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution. The capital condition of the Bank should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.
FDIC Deposit Insurance Assessments
Banco Santander is subject to FDIC deposit insurance assessments. On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) was signed by the President. The Reform Act provided for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”), increase in the maximum amount of FDIC insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit to recognize institutions’ past contributions to the fund.
The deposits of Banco Santander are insured up to the applicable limits by the DIF of the FDIC and are subject to the deposit insurance assessments to maintain the DIF. Banco Santander Puerto Rico paid $4.2 million of insurance premium to the FDIC during 2008.
Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007, the FDIC imposes insurance premium based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risk they pose. The new FDIC risk-based assessment system imposes premium based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets—capital level, supervisory rating, weighted average CAMELS component rating, and certain financial ratios; and for banks with $10 billion up to $30 billion in assets—capital level, supervisory rating, weighted average CAMELS component rating, certain financial ratios and (if at least one is available) long-term debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets- capital level, supervisory rating, weighted average CAMELS component rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC subsequently adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and set initial premiums that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cent per $100 of domestic deposits for banks in the highest risk category. This assessment system resulted in a 2008 annual assessment rate on the deposits of Banco Santander of 7 cents per $100 of deposits.
On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not increase coverage for retirement accounts; which continues to be $250,000.

On November 21, 2008, the Board of Directors of the FDIC approved the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt have a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP is assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Corporation is only participating on the “TAGP” program.
On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009. As provided above, previously banks paid between 5 and 43 cents per $100 of their domestic deposits for FDIC insurance. Under this final rule, risk-based rates will range between 12 and 50 cents per $100 of domestic deposits (annualized) for the first quarter 2009 assessment. Most institutions will be charged between 12 and 14 cents per $100 of deposits. On February 27, 2009, the Board of Directors of the FDIC voted to adopt a final rule to alter the way in which the FDIC’s risk-based assessment system differentiates for risk, change deposit insurance assessment rates, and make technical and other changes to the rules governing the risk-based assessment system. Under this final rule, risk-based rates will range between 12 and 45 cents per $100 of domestic deposits (annualized) and between 7 and 77.5 cents per $100 of domestic deposits after adjustments, effective April 1, 2009. Most institutions will be charged between 7 and 24 cents per $100 of deposits.
On February 27, 2009, the Board of Directors of the FDIC voted to adopt an interim final rule to impose an emergency special assessment of 20 cents per $100 of deposits on June 30, 2009, and to allow the FDIC to impose emergency special assessments after June 30, 2009 of 10 cents per $100 of deposits if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level that is close to zero or negative at the end of a calendar quarter was 1.10 cents per $100 of deposits. On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 cents to 10 cents per $100 of deposits. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the U.S. Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which would aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.
The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the fourth quarter of 2008 was $1.14 per $100 of DIF-assessable deposits. As of December 31, 2008, the Bank had a DIF deposit assessment base of approximately $5.9 billion.
The FDIC may terminate its insurance of deposits if it finds after a hearing that the depository institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance.
Community Reinvestment Act
The Bank has a responsibility under the CRA and related regulations, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods consistent with safe and sound banking practice. The CRA does not establish specific lending requirements or programs for such banks nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community. An institution’s failure to comply with the provisions of the CRA could lead to potential penalties, including regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a rating of “outstanding” from the FDIC on its last CRA examination report dated August 2008.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are generally known as the “OFAC” rules as they are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they may contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions such as the Bank are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of the Bank.
Federal Limitations on Activities and Investments
The activities and equity investments of FDIC-insured, state-chartered banks (which under the FDIA include banking institutions incorporated under the laws of Puerto Rico) are generally limited to those permitted under applicable state laws and are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. However, an insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, [(ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures director’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and][confirm source] (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank that is directly or indirectly engaged in any activity that is not permitted for a national bank must cease such impermissible activity.
Interstate Branching
Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States are also allowed to permit de novo interstate branching. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.
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
Banking Operations-Puerto Rico Regulation
General
As a commercial bank organized under the laws of Puerto Rico, the Bank is subject to the supervision, examination and regulation of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”). The Banking Law contains provisions governing the incorporation and organization, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, lending limitations, capital requirements, investment requirements and other aspects of the Bank and its affairs. In addition, the Commissioner is given extensive rule making power and administrative discretion under the Banking Law.
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
Section 16 of the Banking Law requires every bank to maintain a legal reserve which, except as otherwise provided by the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be composed of any of the following securities or a combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in Puerto Rico, to be presented for collection on the day after the day they are received; (3) money deposited in other banks or depository institutions, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreement to resell executed by the bank to the extent such funds are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner determines from time to time.
Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; and (iii) any other components that the Commissioner may determine from time to time. As of December 31, 2008, the legal lending limit for the Bank under this provision was approximately $65.7 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any such other components approved by the Commissioner. If the bank is well capitalized and had been rated 1 in the last examination performed by the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the prior authorization of the Commissioner. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Governments of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.
Section 17 of the Banking Law also prohibits banks from making loans secured by their own stock, and from purchasing their own stock in connection therewith, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by a bank must be sold by it in a public or private sale within one year from the date of purchase.
Section 27 of the Banking Law requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund until the amount deposited to the credit of the reserve fund is equal to the total paid-in capital on common and preferred stock of the Bank. A transfer to Reserve Fund was not required in 2008 because the Bank has a net loss in the period.

Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividends may be declared until capital has been restored to its original amount and the reserve fund to 20% of the original capital of the bank.
Section 14 of the Banking Law authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, operating small loans companies and mortgage loans activities. The Bank currently has one wholly-owned subsidiary, Santander International Bank, an international banking entity operating under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”).
The Finance Board, which is composed of the Commissioner, the Secretary of the Treasury, the Secretary of Economic and Commercial Development, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Planning Board, the President of the Government Development Bank for Puerto Rico, the Executive President of the Public Corporation for the Supervision and Insurance of Cooperatives and the Insurance Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties and finance charges on retail installment sales and for credit card purchases, is to be determined by free competition. Regulations adopted by the Finance Board deregulated the maximum finance charges on retail installment sales contracts, and for credit card purchases. These regulations do not set a maximum rate for charges on retail installment sales contracts and for credit card purchases and set aside previous regulations which regulated these maximum finance charges. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.
IBC Act
Santander International Bank, an international banking entity (“IBE”), is subject to supervision and regulation by the Commissioner under the IBC Act. Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Commissioner, if by such transaction a person or persons acting in concert would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. Such authorization must be requested at least 30 days prior to the transaction. The IBC Act and the regulations issued thereunder by the Commissioner limit the business activities that may be carried out by an IBE. The activities of Santander International Bank are limited to dealing with persons and assets located outside Puerto Rico. The IBC Act further provides that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities in Puerto Rico.
Under the IBC Act, without the prior approval of the Office of the Commissioner, Santander International Bank may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of Santander International Bank previously identified in the application to organize the IBE, in which case notification to the Commissioner must be given within ten (10) business days following the date of the issue.
Pursuant to the IBC Act, Santander International Bank must maintain its original accounting books and records in its principal place of business in Puerto Rico. Santander International Bank is also required to submit to the Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.
The IBC Act empowers the Commissioner to revoke or suspend, after notice and hearing, a license issued to an international banking entity if, among other things, the IBE fails to comply with the IBC Act, the regulations issued thereunder, or the terms of its license, or if the Commissioner finds that the business of the IBE is conducted in a manner not consistent with the public interest.
Mortgage Banking Operations
The mortgage banking business conducted by the Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, required credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Moreover, mortgages lenders are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD, audited financial statements, and each regulatory entity has its own financial requirements. Our mortgage banking business is also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder.
Mortgage loan production activities are subject to the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder. This Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act provides consumers with a three-day right to cancel certain credit transactions, including the refinancing of any mortgage or junior mortgage on a consumer’s primary residence.
The Bank is required to comply with the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit lenders from discriminating against applicants on the basis of race, color, sex, age or marital status, and restrict creditors from obtaining certain types of information from loan applicants. These requirements mandate certain disclosures by lenders regarding consumer rights and require lenders to advice applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for the loan increases as a result of information obtained from a consumer credit agency, another statute, The Fair Credit Reporting Act of 1970, as amended, requires that the lenders supply the applicant with the name and address of the reporting agency. The Real Estate Settlement Procedures Act imposes, among other things, limits on the amount of funds a borrower can be required to deposit in any escrow account for the payment of taxes, insurance premiums and other taxes.
The mortgage banking operation is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law (the “Mortgage Banking Law”), and as such is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements, maximum origination fees on certain types of mortgage loans products, and the recordkeeping, examination and reporting requirements under that statute. The authorization to act as a mortgage banking institution under the Mortgage Banking Law must be renewed each year. Although the Bank believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations related to its mortgage banking business, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restricting the Bank’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of mortgage loans, or otherwise adversely affect the business or prospects of the Bank.
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
Broker-Dealer Operations
Santander Securities is registered as a broker-dealer with the SEC and the Commissioner, and is also a member of the Financial Industry Regulatory Authority (“FINRA”). As a registered broker-dealer, it is subject to regulation, examination and supervision by the SEC, the Commissioner and FINRA which can affect its manner of operation and profitability. Such regulations cover a broad range of subject matters. Rules and regulations for registered broker-dealers cover such issues as: net capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions.
Santander Securities is subject to the net capital rule of the Exchange Act, which specify minimum net capital requirements for registered broker-dealers. The net capital requirements are designed to ensure that broker-dealers maintain regulatory capital in relation to their liabilities and the size of their customer business. If Santander Securities fails to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could result in Santander Securities losing its FINRA membership, its registration with the SEC, or require a complete liquidation. As of December 31, 2008, Santander Securities was in compliance with the required net capital under the rule.

The SEC’s risk assessment rules also apply to Santander Securities as a registered broker-dealer. These rules require broker-dealers to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.
Insurance Operations
Santander Insurance Agency is licensed as a corporate agent and general agency by the Office of the Commissioner of Insurance of Puerto Rico (the “Insurance Commissioner”). As such, Santander Insurance Agency is subject to regulation, examination and supervision by the Insurance Commissioner. The applicable regulations relate to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.
Island Insurance Corporation is licensed as an insurance company with the Insurance Commissioner. Island Insurance Corporation is subject to regulation, examination and supervision by the Insurance Commissioner. As of December 31, 2008, this corporation was inactive.
Recent Puerto Rico Legislation
On March 9, 2009, the Governor of Puerto Rico signed Law 7 (“Law 7”) which seeks to increase the tax revenues of the Puerto Rico Government with certain permanent and temporary measures. Law 7 includes the following amendments: (i) for taxable years commenced after December 31, 2008 and before January 1, 2012, taxable corporations (such as the Corporation and the Bank) would be subject to a separate tax of 5% based on their total tax liability; (ii) for taxable years commenced after December 31, 2008 and before January 1, 2012, international banking entities that do not operate as bank units would be subject to a 5% income tax on their entire net income computed in accordance with the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”); (iii) certain income tax credits granted to financial institutions in relation to financing provided for the acquisition of new or existing homes may no longer generate a tax refund for any taxable year commenced on or before December 31, 2010 and after such date, this refundable tax credit will not generate interest for the period elapsed between the claim of refund and its payment by the Puerto Rico Treasury Department (as further discussed below); (iv) certain income tax credits granted to developers of projects in designated urban areas which serve as source of repayment for construction loans will not be available during the taxable years commenced after December 31, 2008 and before January 1, 2012; and (v) net income subject to alternative minimum tax in the case of individuals (“AMT”) now includes various categories of exempt income and income subject to preferential tax rates under the PR Code (as further discussed below).
Shareholders of the Corporation will now have to take into consideration for purposes of computing their AMT income subject to preferential tax rates such as: (i) long-term capital gains on the sale of their Corporation stock which enjoys a preferential tax rate of 10% under PR Code Section 1014; (ii) dividends from the Corporation that are taxable at the rate of 10% under PR Code Section 1012; (iii) interest on bank deposits and individual retirement accounts subject to the special 10% and 17% preferential income tax rates, respectively; and (iv) interest from notes or bonds eligible for the special 10% tax rate provided by Section 1013A of the PR Code. These changes may affect this income by subjecting it to AMT. The AMT top rate of 20% starts on alternative minimum taxable income in excess of $175,000. Also, the vast majority of tax-exempt income covered by Section 1022 of the PR Code and other special laws is subject to AMT pursuant to the provisions of Law 7. A notable exception is the interest income derived from U.S. and Puerto Rico Government obligations which continues to be exempt for AMT purposes even after the enactment of Law 7.
On December 2007, the Governor of Puerto Rico signed Law 197 (“Law 197”) which provided certain credits when individuals purchase certain new or existing homes. The maximum amount of credits under Law 197 amounted to $220,000,000 and such amount was reached before its December 31, 2008 sunset. The incentives under Law 197 were as follows: (a) for a new constructed home constituting the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for new constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower.
The income tax credit provided under Law 197 may be used against income taxes, including estimated taxes, for years commencing after December 31, 2007 in three installments, subject to certain limitations, between January 1, 2008 and June 30, 2011; the credit may be ceded, sold or otherwise transferred to any other person. Any tax credit not used in a given tax year, as certified by the Secretary of Treasury, may be claimed as a refund but only for taxable years commenced after December 31, 2010 and after such date, this refundable tax credit will not generate interest for the period elapsed between the claim of refund and its payment by the Puerto Rico Treasury Department.
Employees
As of December 31, 2008, the Corporation and its subsidiaries have approximately 1,768 employees. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
Availability at our website
We make available free of charge, through our investor relations section at our internet website, www.santandernet.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
The Corporation is subject to risk in several areas. Discussed below, and elsewhere in this report, are the various risk factors that could cause the Corporation’s financial condition and results of operations to vary significantly from period to period. Please refer to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks. Also refer to the MD&A section, Quantitative and Qualitative Disclosures about Market Risk, and the Financial Statements and Supplementary Data sections in this report for additional information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2008 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on the Corporation’s financial condition and results of operations.
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
Federal and state regulations. The Corporation, the banking and non banking subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. These regulations protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not stockholders. The Corporation and its non banking subsidiaries are also heavily regulated by securities regulators. This regulation is designed to protect investors in securities we sell or underwrite. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways including limiting the types of financial services and products it may offer and increasing the ability of non banks to offer competing financial services and products. Implementation of regulatory changes could also be costly to the Corporation.

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
Current Economic Condition of the Commonwealth of Puerto Rico. Puerto Rico’s economic recession not only prolonged but also deepened in 2008. The labor market continued deteriorating in the fourth quarter of 2008 with nonfarm employment declining 3.1% and the unemployment rate increasing 1.6 percentage points to 12.7% when compared to the fourth quarter of 2007. Total investment in construction also remained in negative territory as the development of new residential projects remained halted due to an oversupply of housing units in the residential market and to stagnation in public investment due to the financial constraints facing the public sector to finance new infrastructure projects. Construction data as of October 2008 shows that the value of construction permits and cement sales declined 3.4% and 12.2% respectively when compared to accumulated figures for the same period in 2007. On the other hand, sustained inflationary pressure and continuous employment layoffs have seriously eroded consumer purchasing power and confidence level, leading to continue deterioration in the commercial activity. As a result, retail sales adjusted for inflation weakened with total sales declining 6.0% as of

September 2008 when compared with accumulated figures for 2007. As these events unveil, the financial conditions of consumers and businesses deteriorated rapidly, leading to a 17% growth in total bankruptcies between 2007 and 2008 and to a rapid deterioration in asset quality in Puerto Rico’s financial system.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
As of December 31, 2008, the Corporation owned nineteen facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies one hundred twenty-two leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at Torre Santander building in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and at the Operational Center in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.
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

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share

2008
1st Quarter	$14.56	$7.06	$0.10	$12.15
2nd Quarter	15.00	9.23	0.10	12.03
3rd Quarter	15.50	9.63	—	11.91
4th Quarter	14.50	6.63	—	11.83

2007
1st Quarter	$19.79	$17.49	$0.16	$12.56
2nd Quarter	18.87	14.45	0.16	12.26
3rd Quarter	15.14	10.30	0.16	11.36
4th Quarter	8.76	7.90	0.16	11.50

As of December 31, 2008 the approximate number of record holders of the Corporation’s Common Stock was 132, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $12.49 per share representing a market capitalization of $582.5 million as of December 31, 2008.
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
Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefore. The Corporation declared a cash dividend of $0.20 and $0.64 per common share to all stockholders for a total payment of $9.3 million and $29.8 million during the years ended December 31, 2008 and 2007, respectively. The annualized dividend yield for the year ended December 31, 2008 and 2007 was 1.6% and 7.4%, respectively. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, this prudent measure will preserve and continue to reinforce the Corporation’s capital position.

Stock Performance Graph
The graph below shows the cumulative stockholder return of the Common Stock of the Corporation during the measurement period. The graph compares the return of the Common Stock of the Corporation (identified by its official symbol as “SBP”) to the cumulative return of the Puerto Rico Stock Index (PRSI) and the S&P Small Cap Commercial Bank Index (S6CBNK). The performance of the Common Stock and the mentioned indexes are valued using a base value of 100. The Common Stock value as of December 31, 2008 was $12.49. The Board of Directors of the Corporation acknowledges that the market price of the Common Stock is influenced by numerous factors. The stock price shown in the graph is not necessarily indicative of future performance. This stock performance graph should not be deemed to be soliciting material under the proxy rules or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless the Corporation specifically states otherwise.
     Source: Bloomberg
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated and other financial and operating information for the Corporation and subsidiaries and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation’s consolidated financial statements and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and “Selected Statistical Information” appearing elsewhere in this Annual Report. The selected Balance Sheet and Statement of Income data as of and for the year ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from the Corporation’s consolidated audited financial statements.

Santander BanCorp and Subsidiaries
Selected Financial Data

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per data share)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Interest income	$600,771	$674,210	$618,320	$439,605	$363,822
Interest expense	244,449	362,531	327,714	212,583	140,762

Net interest income	356,322	311,679	290,606	227,022	223,060
Security gains	5,154	1,265	—	17,842	11,475
Loss on extinghuishment of debt	—	—	—	(5,959)	—
Broker-dealer, asset management and insurance fees	74,808	68,265	56,973	53,016	51,113
Other income	67,873	78,590	61,496	60,459	54,651
Operating expenses	324,627	344,016	277,783	221,386	217,377
Provision for loan losses	175,523	147,824	65,583	20,400	26,270
Income tax (benefit) provision	(6,524)	4,204	22,540	30,788	9,724

Net income (loss)	$10,531	$(36,245)	$43,169	$79,806	$86,928

PER COMMON SHARE DATA
Net income (loss)	$0.23	$(0.78)	$0.93	$1.71	$1.86
Book value	$11.83	$11.50	$12.42	$12.19	$11.86
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$0.20	$0.64	$0.64	$0.64	$0.49
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$6,584,842	$6,900,764	$6,439,205	$5,871,433	$4,723,538
Allowance for loan losses	175,100	125,897	87,465	67,956	73,518
Earning assets	8,014,368	8,530,213	8,262,748	7,882,180	7,300,735
Total assets	8,740,670	9,195,712	8,820,630	8,285,992	7,634,471
Deposits	5,558,667	5,221,999	5,054,687	5,082,520	4,153,245
Borrowings	2,314,535	3,089,947	2,876,720	2,415,172	2,811,152
Common equity	564,238	573,536	563,593	576,226	495,963
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,967,958	$6,911,380	$6,836,693	$5,954,890	$5,490,120
Allowance for loan losses	191,889	166,952	106,863	66,842	69,177
Earning assets	7,186,973	8,519,773	8,598,703	7,933,139	8,069,346
Total assets	7,897,576	9,160,213	9,188,168	8,271,948	8,323,647
Deposits	5,014,902	5,160,703	5,313,974	5,224,650	4,748,139
Borrowings	1,939,384	3,138,730	2,954,515	2,212,245	2,863,367
Common equity	551,636	536,536	579,220	568,527	553,346

Continued on the following page

Continued from the previous page

	Year ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
SELECTED RATIOS
Performance:
Net interest margin (1)	4.50%		3.74%		3.63%		3.02%		3.33%
Efficiency ratio (2)	60.39%		66.32%		66.82%		62.97%		62.78%
Return on average total assets	0.12%		(0.39)%		0.49%		0.96%		1.14%
Return on average common equity	1.87%		(6.32)%		7.66%		13.85%		17.53%
Dividend payout	86.96%		(82.05)%		68.82%		37.43%		26.34%
Average net loans/average total deposits	118.46%		132.15%		127.39%		115.52%		113.73%
Average earning assets/average total assets	91.69%		92.76%		93.68%		95.13%		95.63%
Average stockholders’ equity/average assets	6.46%		6.24%		6.39%		6.95%		6.50%
Fee income to average assets	1.37%		1.26%		1.20%		1.15%		1.18%
Capital:
Tier I capital to risk-adjusted assets	8.41%		7.42%		7.87%		9.09%		8.63%
Total capital to risk-adjusted assets	12.83%		10.55%		10.93%		12.30%		11.05%
Leverage Ratio	6.10%		5.38%		5.81%		6.50%		6.43%
Asset quality:
Non-performing loans to total loans	3.45%		4.16%		1.54%		1.22%		1.57%
Annualized net charge-offs to average loans	2.23%		1.25%		0.93%		0.38%		0.56%
Allowance for loan losses to period-end loans	3.12%		2.36%		1.54%		1.11%		1.24%
Allowance for loan losses to non-performing loans	90.21%		56.70%		100.01%		90.72%		79.05%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	84.84%		55.36%		83.62%		87.17%		76.11%
Non-performing assets to total assets	2.97%		3.39%		1.23%		0.92%		1.10%
Recoveries to charge-offs	2.52%		3.97%		9.30%		18.28%		32.83%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.04	x	0.82	x	1.42	x	2.19	x	2.17	x
Including interest on deposits	1.02	x	0.91	x	1.20	x	1.51	x	1.68	x
EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:
Excluding interest on deposits	1.04	x	0.82	x	1.42	x	2.19	x	2.17	x
Including interest on deposits	1.02	x	0.91	x	1.20	x	1.51	x	1.68	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,413,000		$13,263,000		$14,154,000		$12,960,000		$12,827,700
Full services branches	57		61		61		64		65
Consumer retail branches	64		68		70		—		—

Total branches	121		129		131		64		65
ATMs	169		140		144		149		150

(1)	On a tax equivalent basis.

(2)	Operating expenses less provision for claim receivable in 2008 and intangibles impairment charges in 2007 divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, gain on equity securities, gain on sale of POS and Trust division in 2007, gain on sale of FDIC assessment credits and gain on tax credit purchased in 2006, loss on extinguisment of debt in 2005 and gain on sale of building in 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Business
Santander BanCorp and subsidiaries is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a full range of financial products and services to consumers and commercial customers through its subsidiaries. The Corporation’s subsidiaries are engaged in the following businesses:
•	Commercial Banking — Banco Santander Puerto Rico
•	Mortgage Banking — Banco Santander Puerto Rico (Santander Mortgage Corporation during 2007 and prior, which was merged into the Bank at January 1, 2008)
•	Securities Brokerage and Investment Banking — Santander Securities Corporation
•	Asset Management — Santander Asset Management Corporation
•	Consumer Finance — Santander Financial Services, Inc.
•	Insurance — Santander Insurance Agency, Inc. and Island Insurance Corporation
•	International Banking — Santander International Bank of Puerto Rico, Inc.
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
The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount of $25.1 million, which is the amount it is owed by LBI, as a result of the acceleration of the repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect the full amount. The tax effect related to the recognition of this valuation allowance was a deferred benefit of $9.8 million.
The Corporation had a $100 million floating-for-fixed interest rate swap designated as a cash flow hedge with LBI affiliate Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on this swap. The net loss of $371,000 was reclassified into earnings in the last quarter of 2008. In addition, the Corporation terminated $23.8 million of fixed for floating interest rate swaps. The derivative liability of the swap with LBSF was $681,535 as of September 19, 2008 and was paid on December 5, 2008. The Corporation also terminated $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008 and was paid on December 5, 2008.
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
The Corporation reported a net income of $10.5 million for the year ended December 31, 2008, or $0.23 per common share, a significant increase of $46.8 million or 129.1% over the net loss of $36.2 million or $0.78 per share reported for the year ended December 31, 2007. The increase in net income was principally due to increases in net interest income of $44.6 million, a decrease in operating expenses of $19.4 million and a decrease in provision for income tax of $10.7 million, partially offset by an increase of $27.7 million in the provision for loan losses.

Return on average assets (ROA) reflected an improvement of 51 basis points to 0.12% for the year ended December 31, 2008 compared (0.39)% reported for the year ended December 31, 2007. Return on average common equity (ROE) was 1.87% and (6.32)%, respectively, for the years ended December 31, 2008 and 2007, reflecting an improvement 819 basis points. The efficiency ratio (on a tax-equivalent basis) also reflected an improvement of 593 basis points to reach 60.39% for the year ended December 31, 2008 from 66.32% for 2007.
The Corporation’s financial results for the year ended December 31, 2008 were impacted by the following:
•	The Corporation recognized a provision for claim receivable of $25.1 million which represents the excess of the value of the securities held by LBI above the amounts owed by the Corporation under the securities sold under agreements to repurchase. The related tax benefit of this valuation allowance amounts to $9.8 million.

•	The Corporation experienced an improvement of 76 basis points in net interest margin, on a tax equivalent basis, to 4.50% for the year ended December 31, 2008 versus 3.74% for 2007;

•	The provision for loan losses increased $27.7 million or 18.7% for the year ended December 31, 2008 compared to 2007. The increase in the provision for loan losses reflects the current recessionary cycle in Puerto Rico affecting the loan portfolio, including commercial and construction loans. The provision for loan losses represented 116.56% of the net charge-offs for the year ended December 31, 2008;

•	The allowance for loan losses of $191.9 million as of December 31, 2008 represented 3.12% of total loans, 90.21% of non-performing loans and 225.06% of non-performing loans excluding loans secured by real estate. As of December 31, 2007, the allowance for loan losses was $167.0 million, represented 2.36% of total loans, 56.70% of non-performing loans and 82.32% of non-performing loans excluding loans secured by real estate;

•	Non-interest income remained basically flat when comparing the years ended December 31, 2008 and 2007. Non-interest income was impacted during 2008 principally by: (i) an increase in broker-dealer, asset management and insurance fees of $6.5 million; (ii) a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering during the first quarter of 2008; (iii) an increase in gain on derivatives of $3.0 million; (iv) an increase in gain on sale of securities of $3.9 million; (v) an unfavorable valuation adjustment of $7.4 million on loans held for sale; (vi) a decrease in other gain of $12.8 million due mainly due to a $12.3 million in gain of sale of merchant business to an unrelated party during 2007; (vii) a $3.4 million decrease in gain on sale of loans; (viii) a $1.2 million increase in technical assistance collected from affiliates;

•	Operating expenses reflected a decrease of $19.4 million or 5.6% when compared to 2007. This decrease was affected principally by: (i) $43.3 million related to goodwill and other intangible assets impairment charges recognized during 2007; (ii) $16.0 million decrease in stock incentive compensation expense sponsored by Santander Group; (iii) a provision for claim receivable of $25.1 million recognized during 2008; (iv) $7.8 million increase in professional fees; (v) $6.9 million increase in salaries and other personnel expenses; (vi) $3.9 million increase in occupancy cost (vii) $3.8 million increase in FDIC assessment; (viii) offset by a decrease of $9.0 million in business promotion and a decrease of $1.8 million in repossessed asset provision and expenses.

•	During the year ended December 31, 2008, the Corporation sold loans, including some classified as impaired, to an affiliate for $300.1 million in cash. These loans had a net book value of $300.1 million comprised of an outstanding principal balance of $334.6 million and a specific valuation allowance of $34.5 million. The type of loans by net book value was $212.3 million in construction loans and $87.8 million in commercial loans. No gain or loss was recognized on these transactions.

•	The common stock dividend for the year ended December 31, 2008 was $0.20 per share resulting in a current annualized dividend yield of 1.60%. On August 2008, the Board of Directors of the Corporation determined to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously used to pay as dividends to reduce its outstanding debt.

The Corporation’s principal source of revenues is net interest income, which is the difference between the interest earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income represents approximately 70.7% and 67.8% of the Corporation’s total net revenues (defined as net interest income plus other income) for 2008 and 2007, respectively. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on these balances.
Lending activities are one of the most important aspects of the Corporation’s operations. The economic environment and uncertainties in Puerto Rico caused reduced lending activity and impacted the quality of the Corporation’s loan portfolio increasing the delinquency rates and charge offs. The net loan portfolio, including loans held for sale, decreased $0.9 billion, or 13.7% reaching $6.0 billion at December 31, 2008, compared to the figures reported at December 31, 2007. As of December 31, 2008, the allowance for loan losses reached $191.9 million, reflecting an increase of $24.9 million or 14.9%, which includes $122.8 million related to the Bank portfolio and $69.1 million related to the Island Finance portfolio. The ratio of allowance for loan losses to total loans increased to 3.12% at December 31, 2008 from 2.36% at December 31, 2007.
Although the Corporation has diversified its sources of revenue, interest income from the loan portfolio continues to account for the majority of total revenues, representing 73.2% and 72.9% of total gross revenues for 2008 and 2007, respectively. As a result, the primary influence on the Corporation’s operating results is the demand for loans in Puerto Rico, which is significantly affected by economic conditions, competition, the demand and supply of housing, the fiscal policies of the federal and Puerto Rico governments and interest rate levels. Changes in interest rates, the Corporation’s principal market risk, can significantly impact its results of operations by affecting net interest income and the gains or losses realized on the sale of loans and securities. As described under “Risk Management”, the Corporation uses derivative instruments to hedge, to a limited extent, its interest rate risk in order to protect its net interest income under different interest rate scenarios.
Broker-dealer, asset management and insurance fees accounted for 50.6% and 46.1% of the Corporation’s other income and 10.0% and 8.3% of its total revenues for 2008 and 2007, respectively. The Corporation also earns revenues from other sources that are not as dependent on interest levels, such as bank service fees on deposit accounts and credit card fees. Other income, including broker-dealer, asset management and insurance fees, accounted for 19.8% and 18.0% of total revenues for 2008 and 2007, respectively.
Deposits at December 31, 2008 were $5.0 billion, reflecting a decrease of $145.8 million or 2.8% compared to deposits of $5.2 billion as of December 31, 2007.
Total borrowings at December 31, 2008 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, term and capital notes) reflected a decrease of $1.2 billion or 38.3% to $1.9 billion at December 31, 2008 compared with $3.1 billion at December 31, 2007.
As of December 31, 2008, the Corporation had $13.4 billion in customer financial assets under management, reflecting an increase of 1.1% compared with the prior year. This is a significant part of the financial assets of Puerto Rico households and reflects the Corporation’s strong positioning in its primary market. Customer financial assets under management include bank deposits (excluding brokered deposits), broker-dealer customer accounts, mutual fund assets managed, and trust, institutional and private accounts under management.
SBP common stock price per share was $12.49 as of December 31, 2008 resulting in a market capitalization of $0.6 billion (including affiliated holdings).
During 2008, Santander BanCorp declared and paid a cash dividend of 20 cents per common share to its shareholders of record, resulting in a current annual dividend yield of 1.6%.
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
Current Accounting Developments
Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis. In February 2008, the FASB issued a final staff position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As such, the Corporation did not adopt SFAS 157 for those nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2 and is evaluating the impact that this adoption may have on its consolidated financial statements and disclosures. Adoption of SFAS 157 did not have a material effect on the Corporation’s financial position and results of operations. Illiquidity in the credit markets contributed to the amount of our reported Level 3 instruments, primarily in our trading and loan portfolios. At December 31, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 2.8% and 0.16% of the aggregate amount of consolidated assets and liabilities recorded at fair value, respectively. The amount we report in Level 3 in future periods will be affected by market conditions. See Notes 1 and 24 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 157.
In conjunction with the adoption of SFAS 157, effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and the election under the fair value option, the Corporation reported an after-tax increase in opening retained earnings of $3.2 million. See Notes 1 and 24 to the accompanying consolidated financial statements for further information related to the adoption of SFAS 159.
Fair Value Measurement. The Corporation’s estimates of fair value for financial instruments are based on the framework established in SFAS 157. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining such estimates and the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets, the lowest priority to unobservable inputs that reflect the Corporation’s market assumptions. SFAS 157 requires the use of observable inputs when available. Additionally, the level at which a financial instrument is reported is based on the lowest level of any significant input into the estimation of fair value. The three levels of the hierarchy are as follows:
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
The Corporation uses quoted market prices, when available, to determine estimates of fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Corporation obtains fair value estimates from a nationally recognized pricing service that determines fair value estimates based on objectively verifiable information: relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary. The Corporation reviews the estimates of fair value provided by the pricing service and compares the estimates to the Corporation’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Corporation will challenge any prices deemed not to be representative of fair value. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.
If quoted market prices and an estimate from a pricing service are unavailable, the Corporation produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. See Note 24 to the accompanying consolidated financial statements for further information related to valuation methods used by the Corporation for each type of financial instruments that are carried at fair value.
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
The Corporation understands that any increases and/or decreases in the aggregate fair value of its assets and liabilities will not materially affect its liquidity and capital resources.
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
Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant to SFAS No. 114. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral. The fair value of the collateral is determined by external valuation specialists and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures.
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
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc and Santander Bancorp (parent company only) amounting to $20.6 million and $0.1 million, respectively, at December 31, 2008. Accordingly, deferred tax asset valuation allowances of $20.6 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at December 31, 2008.
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
Goodwill and other intangible assets. The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested at least annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in other operating expenses in the consolidated statement of operations.
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
The Corporation’s goodwill consists of $10.5 million that resulted from the acquisition by the Bank of Banco Central Hispano Puerto Rico, $24.3 million that resulted from the acquisition by Santander Securities of Merrill Lynch’s retail brokerage business in Puerto Rico and $86.7 million that resulted from the acquisition of Island Finance.
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

To determine the fair value of the reporting units being evaluated for goodwill impairment, the Corporation uses the assistance of an independent consultant. The determination of the fair value of the reporting units (acquired segments) involves the use of estimates and assumptions including expected results of operations, an assumed discount rate and an assumed growth rate for the reporting units. Specifically, the independent valuation specialist prepared analyses regarding the fair value of equity of the Corporation’s reporting units, Commercial Banking, Wealth Management and Consumer Finance. The consultant may use up to three separate valuation approaches:
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
As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. SFAS No. 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation performed its annual impairment assessments as of October 1, 2007 with the assistance of the independent valuation specialist. The Corporation determined that no impairment charge was necessary as of October 1, 2007. Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2008, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles were not impaired.
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
In developing the expected return on plan assets, the Corporation considers the asset allocation, historical returns on the types of assets held in the pension trust, the current economic environment, as well as input from the actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. The expected rate of return for plan assets was set at 7.5% for the year ended December 31, 2008 and 8.5% for the years ended December 31, 2007 and 2006. In selecting a discount rate, the Corporation considers the Moody’s long-term AA Corporate Bond yield as a guide. At December 31, 2008, 2007 and 2006, the discount rate was 6.00%, 6.50% and 5.75%, respectively, for the Corporation’s Plan and 6.0%, 5.75% and 5.75%, respectively, for the BCH’s Plan.
Management believes that the assumptions made are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.
Results of Operations
The following financial discussion is based upon and should be read in conjunction with the Corporation’s consolidated financial statements for the years ended December 31, 2008, 2007, and 2006.
The following table sets forth the principal components of the Corporation’s net income (loss) for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)
Components of net income (loss):
Net interest income	$356,322	$311,679	$290,606
Provision for loan losses	(175,523)	(147,824)	(65,583)
Other income	147,835	148,120	118,469
Other operating expenses	(324,627)	(344,016)	(277,783)
(Benefit) provision for income tax	(6,524)	4,204	22,540

Net income (loss)	$10,531	$(36,245)	$43,169

2008 compared to 2007. The Corporation’s net income increased $46.8 million or 129.1% for the year ended December 31, 2008 compared to figures reported in 2007. This increase was mainly due to an increase of $44.6 million or 14.3% in other net interest income, a decrease in other operating expenses of $19.4 million or 5.6% and a decrease in provision for income tax of $10.7 million or 255.2%. These increases were offset by an increase the provision for loan losses of $27.7 million or 18.7%. The increase in net interest income was due to an improvement of 76 basis points in net interest margin, on a tax equivalent basis. The decrease in operating expenses was principally due to a $43.3 million related to goodwill and other intangible assets impairment charges recognized during 2007, a $16.0 million decrease in stock incentive compensation expense sponsored by Santander Group, a provision for claim receivable of $25.1 million recognized during 2008, a $7.8 million increase in professional fees, a $6.9 million increase in salaries and other personnel expenses, a $3.9 million increase in occupancy cost, a $3.8 million increase in FDIC assessment offset by a decrease of $9.0 million in business promotion and a decrease of $1.8 million in repossesed asset provision and expenses.

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
Net Interest Income
The Corporation reported net interest income of $356.3 million, $311.7 million and $290.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading “Change in Interest Income and Interest Expense—Volume and Rate Analysis,” has been adjusted by an amount equal to the income taxes which would have been paid had the interest income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $4.7 million in 2008, $7.5 million in 2007 and $9.0 million in 2006.
The following table sets forth the principal components of the Corporation’s net interest income for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)

Interest income — tax equivalent basis	$605,445	$681,755	$627,306
Interest expense	(244,449)	(362,531)	(327,714)

Net interest income — tax equivalent basis	$360,996	$319,224	$299,592

Net interest margin — tax equivalent basis (1)	4.50%	3.74%	3.63%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for such period.
2008 compared to 2007. For the year ended December 31, 2008, net interest margin, on a tax equivalent basis, was 4.50% compared with 3.74% for the same period in 2007. The increase of 76 basis points in net interest margin was mainly due to a decrease of 133 basis points in the cost of interest-bearing liabilities together with a decrease of $489.2 million in average interest-bearing liabilities. The Corporation also experienced a decrease in the yield of interest-earning assets of 44 basis points and $515.8 million decrease in average interest-earnings assets. Net Interest income, on a tax equivalent basis, reflected an increase of $41.8 million or 13.1% resulting from a decrease of $118.1 million or 32.6% in interest expense due to a $77.9 million decrease in interest expense in average borrowings (including average term notes and average subordinated notes) offset by a decrease of $76.3 million or 11.2% in interest income, on a tax equivalent basis mainly due to a $53.0 million decrease in interest income on average loans.
The 44 basis points reduction in the yield on the average interest-earnings assets was due to changes in the mix in the interest-earning assets and the repricing of the interest rate during 2008. There was a reduction of $53.0 million or 8.8% in interest income on average net loans accompanied by a $21.9 million or 30.7% decrease in interest income on average investment securities.
Average interest-earning assets decreased $515.8 million or 6.1% to $8.0 billion at December 31, 2008 compared with December 31, 2007. The decrease in average interest-earning assets was driven by decreases in average investment securities of $330.7 million and average net loans of $315.9 million partially offset by a $130.8 million increase in average interest- bearing deposits. The decrease of $330.7 million in average investment securities was due to a $346.7 million sale of investment securities available for sale during the year ended December 31, 2008, which includes $221.4 million of investment securities pledged as collateral to securities sold under agreements to repurchase with LBI. The decrease of $315.9 million in average net loans was driven by a $74.3 million decrease in average commercial loans and $101.3 million decrease in average construction loans principally due to the sale of certain loans, including some classified as impaired, to an affiliate during the period. There were decreases of $36.1 million in average leasing portfolio since the Corporation has strategically reduced this line of lending, of $29.7 million in average mortgage loans and $25.3 million in average consumer loans which comprised a $48.0 million decrease in average personal loans and a $12.2 million decrease in average consumer finance offset by a $34.9 million increase in average credit cards.
There was a reduction of 133 basis points in the average cost of interest-bearing liabilities. The Corporation’s interest expense on average interest-bearing liabilities reflected a decreased of 32.6% to $244.5 million for year ended December 31, 2008 from $362.5 million for the same period in 2007. This reduction was due to a decrease in interest expense on average borrowings (including average term notes and average subordinated notes) of $77.9 million or 45.8% for the year ended December 31, 2008 compared to December 31, 2007 and a decrease in interest expense on total average interest-bearing deposits of $40.2 million or 20.9%. There were decreases in interest expense on average time deposits and average savings and NOW accounts of $23.4 million and $16.8 million, respectively, in 2008 compared to the same period in 2007.
Average interest-bearing liabilities reached $7.1 billion as of December 31, 2008, reflecting a decrease of $489.2 million or 6.4% when compared to figures reported in 2007. The reduction in average interest-bearing liabilities was mainly due to a decrease in average borrowings (including term and subordinated notes) of 779.4 million or 25.2% to $2.3 billion in 2008 from $3.1 billion in 2007. The reduction in average borrowings (including term and subordinated notes) was mainly to the payment of the $700 million outstanding indebtedness incurred under the bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during the first quarter of 2008 and the cancellation on September 19, 2008 of $200 million of securities sold under agreements to repurchase with LBI as result of bankruptcy of its parent LBHI. Also, there were decreases in average commercial paper and average term notes of $169.9 million or 44.8% and $18.5 million or 48.5%, respectively, when compared with the same period in prior year. These decreases were partially offset by an increase in average Federal Home Loan Bank Advances of $177.8 million or 18.8%. Average interest-bearing deposits increased $290.2 million or 6.4% to reach $4.8 billion as of December 31, 2008 and include an increase in average other time deposits of $330.8 million or 23.3% offset by decreases of $24.5 million and $16.0 million in average savings and Now accounts and average brokered deposits, respectively, when compared with the figures reported in the prior year. The increase in average interest bearing deposits is mainly due to a certificate of deposit in the amount of $630 million held by Banco Santander, S.A. in Banco Santander Puerto Rico during the first quarter of 2008.
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
The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the years ended December 31, 2008, 2007and 2006.

	Year ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits	$81,851	$1,063	1.30%	$85,278	$3,343	3.92%	$94,890	$4,439	4.68%
Federal funds sold and securities purchased under agreements to resell	202,658	4,333	2.14%	68,477	3,456	5.05%	91,049	4,531	4.98%

Total interest-bearing deposits	284,509	5,396	1.90%	153,755	6,799	4.42%	185,939	8,970	4.82%

U.S.Treasury securities	42,604	1,028	2.41%	91,384	4,090	4.48%	58,137	2,759	4.75%
Obligations of other U.S. government agencies and corporations	417,457	14,122	3.38%	635,219	29,561	4.65%	744,923	36,417	4.89%
Obligations of the government of Puerto Rico and political subdivisions	100,610	5,633	5.60%	95,781	5,113	5.34%	90,478	4,982	5.51%
Collateralized mortgage obligations and mortgage backed securities	519,311	24,752	4.77%	588,719	28,422	4.83%	692,986	32,965	4.76%
Other	65,035	3,820	5.87%	64,591	4,076	6.31%	51,080	2,595	5.08%

Total investment securities	1,145,017	49,355	4.31%	1,475,694	71,262	4.83%	1,637,604	79,718	4.87%

Loans :
Commercial	2,431,527	137,263	5.65%	2,505,825	172,671	6.89%	2,587,001	175,214	6.77%
Construction	379,857	16,363	4.31%	481,174	38,479	8.00%	302,370	26,242	8.68%
Consumer	613,499	86,960	14.17%	626,580	79,531	12.69%	553,472	63,542	11.48%
Consumer Finance	596,129	141,701	23.77%	608,366	139,075	22.86%	523,610	118,077	22.55%
Mortgage	2,662,726	163,360	6.14%	2,692,448	166,192	6.17%	2,425,611	146,558	6.04%
Lease financing	76,204	5,047	6.62%	112,268	7,746	6.90%	134,606	8,985	6.68%

Gross loans	6,759,942	550,694	8.15%	7,026,661	603,694	8.59%	6,526,670	538,618	8.25%
Allowance for loan losses	(175,100)			(125,897)			(87,465)

Loans, net	6,584,842	550,694	8.36%	6,900,764	603,694	8.75%	6,439,205	538,618	8.36%

Total interest-earning assets/ interest income (tax-equivalent basis)	8,014,368	605,445	7.55%	8,530,213	681,755	7.99%	8,262,748	627,306	7.59%

Total non-interest-earning assets	726,302			669,499			561,237

Total assets	$8,740,670			$9,199,712			$8,823,985

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and NOW accounts	$1,691,094	$34,944	2.07%	$1,715,631	$51,785	3.02%	$1,861,167	$49,470	2.66%
Other time deposits	1,749,942	56,905	3.25%	1,419,185	65,810	4.64%	1,362,653	57,648	4.23%
Brokered deposits	1,385,318	60,603	4.37%	1,401,310	73,820	5.27%	1,282,704	66,262	5.17%

Total Interest-bearing deposits	4,826,354	152,452	3.16%	4,536,126	191,415	4.22%	4,506,524	173,380	3.85%
Borrowings	2,047,442	78,049	3.81%	2,805,003	153,951	5.49%	2,611,231	138,500	5.30%
Term Notes	19,674	631	3.21%	38,223	1,278	3.34%	40,883	1,460	3.57%
Subordinated Notes	247,419	13,317	5.38%	250,721	15,887	6.34%	227,961	14,374	6.31%

Total interest-bearing liabilities interest expense	7,140,889	244,449	3.42%	7,630,073	362,531	4.75%	7,386,599	327,714	4.44%

Total non interest-bearing liabilities	1,035,543			996,103			873,793

Total liabilities	8,176,432			8,626,176			8,260,392

Stockholders’ Equity	564,238			573,536			563,593

Total liabilities and stockholders’ equity	$8,740,670			$9,199,712			$8,823,985

Net interest income		$360,996			$319,224			$299,592

Net interest spread			4.13%			3.24%			3.16%
Cost of funding earning assets			3.05%			4.25%			3.97%
Net interest margin (tax equivalent basis)			4.50%			3.74%			3.63%

Changes in Interest Income and Interest Expense-Volume and Rate Analysis
     The following table allocates changes in the Corporation’s tax equivalent interest income and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the years 2008 compared to 2007 and 2007 compared to 2006 Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities.

	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income — tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$3,756	$(2,879)	$877	$(1,138)	$63	$(1,075)
Time deposits with other banks	(129)	(2,151)	(2,280)	(422)	(674)	(1,096)
Investment securities	(14,810)	(7,097)	(21,907)	(7,823)	(633)	(8,456)
Loans, net	(27,016)	(25,984)	(53,000)	39,688	25,388	65,076

Total interest income	(38,199)	(38,111)	(76,310)	30,305	24,144	54,449

Interest Expense:
Savings and NOW accounts	(730)	(16,111)	(16,841)	(4,060)	6,375	2,315
Other time deposits	14,509	(37,876)	(23,367)	8,455	7,265	15,720
Borrowings	(35,377)	(39,251)	(74,628)	10,521	4,930	15,451
Long-term borrowings	(1,239)	(2,007)	(3,246)	1,171	160	1,331

Total interest expense	(22,837)	(95,245)	(118,082)	16,087	18,730	34,817

Net interest income (expense) — tax equivalent basis	$(15,362)	$57,134	$41,772	$14,218	$5,414	$19,632

During 2008, the increase in net interest income on a tax equivalent basis was driven primarily by decreases in volume and rate on interest bearing-liabilities of 133 basis points accompanied by a decrease in volume and yield earned on interest-earning assets of 44 basis points. The increase in net interest income was attributed to a significant cost of funds reduction and the refinancing of existing debts.
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
Provision for Loan Losses
2008 compared to 2007. The provision for loan losses increased $27.7 million or 18.7% from $147.8 million for the year ended December 31, 2007 to $175.5 million for the year ended December 31, 2008. The increase in the provision for loan losses was due primarily to increases in non-performing loans due to the deterioration in economic conditions in Puerto Rico, requiring the Corporation to increase the level of its allowance for loan losses.
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
The following table sets forth the components of our other income for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(Dollars In thousands)

Bank service fees on deposit accounts	$12,975	$13,603	$13,349
Other service fees:
Credit card fees	8,788	10,872	17,870
Mortgage-servicing fees	3,555	3,010	2,554
Trust fees	1,561	1,914	3,004
Confirming advances	6,200	4,169	2,812
Other fees	11,606	13,633	9,489
Broker-dealer, asset management and insurance fees	74,808	68,265	56,973
Gain on sale of securities, net	5,154	1,265	—
Gain on sale of loans	3,253	6,658	1,994
Trading gains	2,608	2,831	1,243
Gain (loss) on derivatives	3,284	249	(478)
Other gains, net	5,739	18,644	4,428
Other	8,304	3,007	5,231

	$147,835	$148,120	$118,469

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Broker-dealer	$40,480	$32,147	$25,269
Asset management	26,833	24,362	19,969

Total Santander Securities and subsidiary	67,313	56,509	45,238
Insurance	7,495	11,756	11,735

Total	$74,808	$68,265	$56,973

2008 compared to 2007. For the year ended December 31, 2008, other income remained basically flat as compared with figures reported in the prior year. Broker-dealer, asset management and insurance fees reflected an increase of $6.5 million or 9.6% due to increases in broker-dealer and asset management fees of $10.8 million partially offset by a decrease of $4.3 million in insurance fees due to a reduction of $3.1 million and $1.1 million in credit life commissions generated from the Bank and Island Finance operations, respectively. The broker-dealer asset management and insurance operations contributed 50.6% of commissions to the Corporation’s other income for the year ended December 31, 2008.
There was a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering during the first quarter of 2008. A gain on sale of securities of $5.2 million or a $3.9 million increase was recognized for the year ended December 31, 2008. This increase was driven by a sale of investment securities of $346.7 million during 2008, including $221.4 million related to investment securities available for sale held as collateral by LBI under securities sold under agreements to repurchase. The Corporation recognized a $2.3 million gain in connection with the settlement of the securities pledged as collateral to securities sold under agreements to repurchase. Also, the Corporation reported an increase in gain on derivative instruments of $3.0 million for the year ended December 31, 2008 compared with the prior year mainly due to the net effect of incorporating the Corporation’s credit risk in the derivative fair value calculation methodology pursuant the adoption of SFAS 157, a $1.0 million increase in swap income, $1.2 million increase in technical assistance collected from affiliates and an additional fees received of $1.0 million as part of the agreement for the sale of the Corporation’s merchant business during 2007. These increases were partially offset by an unfavorable valuation adjustment of $7.4 million for loans held for sale, a decrease in other gain of $12.9 due mainly to a $12.2 million in gain of sale of merchant business to an unrelated party during 2007. Also, there was a $3.4 million decrease in gain on sale of loans. The Corporation reported $105.8 million in mortgage loans sold, a reduction of $145.7 million or 57.9%, for the year ended December 31, 2008 compared with $251.4 million mortgage loans sold during 2007.
Bank service charges, fees and other decreased $2.6 million, or 5.3% for the year ended December 31, 2008. These reductions were principally due to a $2.1 million decrease in credit card fees due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007.
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
Gain on sales of loans increased due to sales of $251.4 million for the year ended December 31, 2007 compared with sales of $174.5 million for the year ended December 31, 2006 resulting in an increase in gain on sale of loans of $1.0 million. There was also an increase of $3.7 million in gain on sales of loans previously charged-off during 2007 when compared with the same period in 2006. There were increases in trading gains of $1.7 million, gain on sale of securities of $1.3 million, derivatives gains of $0.8 million, mortgage servicing rights recognized of $1.1 million and a favorable change in the valuation of mortgage loans held for sale of $1.2 million for the year ended December 31, 2007 compared with the same period in 2006. These increases were partially offset by a gain on sale of an FDIC assessment credit of $1.9 million and a tax credit purchased of $0.5 million during 2006, a reduction in swap income of $0.9 million and a decrease in rental income in point-of-sale (POS) terminals of $0.7 million due to the sale of merchant business during 2007.
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

Operating Expenses
The following table sets forth information as to the Corporation’s other operating expenses for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries	$76,012	$72,927	$78,945
Pension and other benefits	57,200	72,815	55,428
Expenses deferred as loan origination costs	(8,076)	(11,484)	(12,662)

Total personnel costs	125,136	134,258	121,711

Occupancy costs	27,665	23,767	22,476

Equipment expenses	4,358	4,427	4,797

EDP servicing expense, amortization and technical services	41,860	39,255	40,084

Communications	10,062	10,923	11,358

Business promotion	6,628	15,621	11,613

Goodwill and other intangibles impairment charges	—	43,349	—

Other taxes	13,101	12,334	11,514

Other:
Professional fees	22,094	14,330	12,589
Amortization of intangibles	3,067	3,828	4,081
Printing and supplies	1,926	2,137	1,939
Credit card expenses	5,041	6,198	10,741
Insurance	3,371	4,029	2,810
Examinations & FDIC assessment	5,952	2,194	1,914
Transportation and travel	2,539	2,981	2,802
Repossessed assets provision and expenses	5,717	7,482	1,879
Collections and related legal costs	1,462	1,239	1,542
Provision for claim receivable	25,120	—	—
All other	19,528	15,664	13,933

Total other	95,817	60,082	54,230

Non personnel expenses	199,491	209,758	156,072

Total Other Operating Expenses	$324,627	$344,016	$277,783

Efficiency ratio-on a tax equivalent basis	60.39%	66.32%	66.82%
Personnel cost to average assets	1.43%	1.46%	1.38%
Other operating expenses to average assets	2.28%	2.28%	1.77%
Assets per employee	$4,467	$3,494	$3,929
2008 compared to 2007. For the year ended December 31, 2008, the Efficiency Ratio, on a tax equivalent basis, was 60.39% reflecting an improvement of 593 basis points compared to 66.32% for the year ended December 31, 2007. This improvement was mainly the result of higher net interest income and a reduction in operating expenses. The effect of the $43.3 million for goodwill and other intangible assets impairment charges recognized during 2007 and $25.1 million for claim receivable recognized during 2008 were excluded from operating expenses to determine the Efficiency Ratio, on a tax equivalent basis.
For the year ended December 31, 2008, operating expenses amounted $324.6 million, a decrease of $19.4 million or 5.6% compared to $344.0 million for the year ended December 31, 2007. The decrease in operating expenses was principally due to a $43.3 million related to goodwill and other intangible assets impairment charges recognized during 2007, a $16.0 million decrease in stock incentive compensation expense sponsored by Santander Group, a provision for claim receivable of $25.1 million recognized during 2008, a $7.8 million increase in professional fees due to an increment in consulting fees related to the adoption of new accounting pronouncements and the review of other operational procedures, a $6.9 million increase in salaries and other personnel expenses, mainly due to severance payments related to personal reductions, a $3.9 million increase in occupancy cost due to the sale and leaseback of the Corporation’s two principal properties in December 2007, a $3.8 million increase in FDIC assessment due to the 2007 assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information offset by a decrease of $9.0 million in business promotion and a decrease of $1.8 million in repossessed asset provision and expenses.
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
Operating expenses reflected increases of $4.2 million attributed to SFS, $7.2 million in salaries and other employee benefits, $5.4 million in repossessed assets provision and expenses, $4.6 million in business promotion and $0.6 million in professional fees. These increases were partially offset by a decrease in credit card expenses of $4.3 million due to the sale of the Corporation’s merchant business to an unrelated third party during the first quarter of 2007. Excluding stock incentive plans expense and impairment charges recognized during 2007 and stock incentive plans expense for 2006, operating expenses for the year ended December 31, 2007 reflected an increase of $8.9 million or 3.2% compared to the same period in 2006.
Income Taxes
Under the Puerto Rico Internal Revenue Code, as amended (the “PR Code”), the Corporation and each of its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns in Puerto Rico. The maximum statutory marginal corporate income tax rate is 39%. Furthermore, there is an alternative minimum tax of 22%. The difference between the statutory marginal tax rate and the effective tax rate is primarily due to the interest income earned on certain investments and loans, which is exempt from income tax (net of the disallowance of expenses attributable to the exempt income) and to the disallowance of certain expenses and other items. The PR Code provides dividends received deduction of 100% on dividends received from controlled subsidiaries subject to taxation in Puerto Rico. The Corporation is also subject to municipal license tax at various rates that do not exceed 1.5% of the Corporation’s taxable gross income. .
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
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.6 million and $0.1 million, respectively, at December 31, 2008. Accordingly, deferred tax asset valuation allowances of $20.6 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at December 31, 2008.

2008 compared to 2007. The income tax benefit was $6.5 million a decrease of $10.7 million or 255.2% for the year ended December 31, 2008 compared to provision for income tax $4.2 million for the same period in 2007. The decrease in the provision for income tax during 2008 was due in primarily to lower taxable income in 2008 compared to 2007. Refer to Note 17 of the consolidated financial statements for additional information.
2007 compared to 2006. The 2007 provision for income tax was $4.2 million, which reflects a decrease of $18.3 million or 81.4% over 2006. The decrease in the provision for income tax during 2007 was due primarily to lower taxable income in 2007 compared to 2006 and the elimination of the temporary surtaxes imposed by the Commonwealth of Puerto Rico for fiscal years 2005 and 2006. Refer to Note 17 of the consolidated financial statements for additional information.
For the year ended December 31, 2007 the Corporation recorded a non-cash charge of $23.1 million related to establishing a valuation allowance against its deferred tax assets from its consumer finance segment, primarily related to the goodwill and trade name impairment charges. In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), management evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. SFAS No. 109 prescribes that an entity conduct an assessment to determine whether valuation allowances should established based on the consideration of all available evidence using a “more likely than not” criteria. In reaching such determination, significant weighting is given to data and evidence that can be objectively verified. The Corporation currently has substantial net operating loss carryforwards from its consumer finance segment. The Corporation recorded a 100% valuation allowance against the deferred tax assets from its consumer finance segment due to the uncertainty of their ultimate realization.
Financial Condition
Assets
The Corporation’s total assets as of December 31, 2008 reached $7.9 billion, a $1.3 billion decrease when compared to $9.2 billion as of December 31, 2007. The Corporation reflected a decrease of $0.9 billion, or 13.7%, in net loans, including a decrease of $103.4 million in loans held for sale, compared to December 31, 2007 balances. Also, the investment securities portfolio decreased $466.1 million, or 36.8%, from $1.3 billion as of December 31, 2007 to $0.8 billion as of December 31, 2007.
There was an increase in other assets of $102.7 million, which consisted mainly of $117.1 million in derivative assets, $19.6 million in income tax credits and $19.3 million in deferred tax assets. This increase in other assets was partially offset by a decrease in confirming advances of $56.8 million.
Short Term Investments and Interest-bearing Deposits in Other Financial Institutions
The Corporation sells federal funds, purchases securities under agreements to resell and deposits funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise invested or utilized. As of December 31, 2008, 2007 and 2006, the Corporation had interest-bearing deposits, federal funds sold and securities purchased under agreements to resell as detailed below:

	2008	2007	2006
	(Dollars in thousands)
Interest-bearing deposits	$8,370	$6,606	$52,235
Federal funds sold	64,871	82,434	35,412
Securities purchased under agreements to resell	—	—	37,995

	$73,241	$89,040	$125,642

Investment Portfolio
The following tables set forth the Corporation’s investments in government securities and certain other financial investments at December 31, 2008 and 2007, by contractual maturity, giving comparative carrying and fair values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, most of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.
Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 2008, 2007 and 2006 investment securities available for sale were $0.8 billion, $1.3 billion and $1.4 billion, respectively. The Corporation experienced a reduction of $466.1 million in investment securities available for sale for the year ended December 31, 2008 compared with the same period in prior year which was driven by a sale of investment securities available for sale of $346.7 million during 2008, including $221.4 million related to investment securities available for sale pledged as collateral to under securities sold under agreements to repurchase with LBI. The Corporation recognized a $2.3 million gain in connection with the settlement of these securities.
The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s investment securities available for sale of $221.0 million pledged as collateral on the securities sold under agreements to repurchase with LBI.
Other investment securities include debt, equity or other securities that do not have readily determinable fair values and are stated at amortized cost. The Corporation includes in this category stock owned to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock.
The Corporation acquires certain securities for trading purposes and carries its trading account at fair value. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used in dealing and other trading activities and are carried at fair value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in fair value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 2008, 2007 and 2006, the Corporation had $64.7 million, $68.5 million and $50.8 million of securities held for trading, respectively.
The following table presents the carrying value and fair value of the Corporation’s investment securities available for sale by major category as of the December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Available for Sale	Value	Value	Value	Value	Value	Value
	(Dollars in thousands)
U.S. Treasury	$30,000	$30,000	$64,455	$64,455	$63,995	$63,995
U.S. Agency Notes	141,916	141,916	609,223	609,223	658,340	658,340
P.R. Government Obligations	148,616	148,616	49,288	49,288	55,942	55,942
Mortgage-backed Securities	481,530	481,530	545,182	545,182	631,437	631,437
Foreign Securities	50	50	50	50	75	75

	$802,112	$802,112	$1,268,198	$1,268,198	$1,409,789	$1,409,789

The tables below summarize the contractual maturity of the Corporation’s available for sale and other investment securities at December 31, 2008, 2007 and 2006:

	December 31, 2008
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$30,000	0.05%	$—	—	$—	—	$—	—	$30,000	$30,000	0.05%
U.S. Agency Notes	136,007	2.80%	5,909	3.99%	—	—	—	—	141,916	141,916	2.85%
P.R. Government Obligations	1,454	4.23%	133,148	5.23%	9,479	5.18%	4,535	5.55%	148,616	148,616	5.22%
Mortgage-backed Securities	—	—	—	—	195,815	4.39%	285,715	5.41%	481,530	481,530	4.99%
Foreign Securities	—	—	50	4.65%	—	—	—	—	50	50	4.65%
Other Securities	50,382	3.50%	11,250	3.50%	—	—	—	—	61,632	61,632	3.50%

Total Securities	$217,843	2.59%	$150,357	5.05%	$205,294	4.43%	$290,250	5.41%	$863,744	$863,744	4.40%

	December 31, 2007
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$64,455	3.92%	$—	—	$—	—	$—	—	$64,455	$64,455	3.92%
U.S. Agency Notes	253,423	2.84%	355,800	3.91%	—	—	—	—	609,223	609,223	3.40%
P.R. Government Obligations	1,367	3.99%	19,775	4.44%	15,111	5.21%	13,035	5.73%	49,288	49,288	5.00%
Mortgage-backed Securities	—	—	—	—	225,124	4.40%	320,058	5.41%	545,182	545,182	4.99%
Foreign Securities	—	—	50	4.65%	—	—	—	—	50	50	4.65%
Other Securities	64,559	5.50%	—	—	—	—	—	—	64,559	64,559	5.50%

Total Securities	$383,804	3.47%	$375,625	3.94%	$240,235	4.45%	$333,093	5.42%	$1,332,757	$1,332,757	4.24%

	December 31, 2006
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
U.S. Treasury	$63,995	5.14%	$—	—	$—	—	$—	—	$63,995	$63,995	5.14%
U.S. Agency Notes	188,503	4.82%	469,837	3.89%	—	—	—	—	658,340	658,340	4.15%
P.R. Government Obligations	948	3.85%	15,482	4.26%	24,565	5.28%	14,947	5.79%	55,942	55,942	5.10%
Mortgage-backed Securities	—	—	—	—	—	—	631,437	4.99%	631,437	631,437	4.99%
Foreign Securities	25	7.50%	50	4.65%	—	—	—	—	75	75	5.60%
Other Securities	50,710	5.50%	—	—	—	—	—	—	50,710	50,710	5.50%

Total Securities	$304,181	5.00%	$485,369	3.90%	$24,565	5.28%	$646,384	5.01%	$1,460,499	$1,460,499	4.64%

Loan Portfolio
The following table analyzes the Corporation’s loans by type of loan, including loans held for sale, as of December 31, 2008, 2007, 2006, 2005 and 2004.

	Year ended December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Commercial, industrial and agricultural:
Retail commercial banking:
Middle-market	$1,363,742	22.1%	$1,646,046	23.3%	$1,692,058	24.4%	$1,593,359	26.5%	$1,445,206	26.0%
Agricultural	46,032	0.7%	63,204	0.9%	59,315	0.9%	61,531	1.0%	62,198	1.1%
SBA	51,871	0.8%	63,825	0.9%	66,734	1.0%	69,763	1.2%	72,963	1.3%
Factor liens	10,268	0.2%	18,252	0.3%	20,553	0.3%	16,696	0.3%	16,818	0.3%
Other	897	0.0%	4,688	0.1%	6,965	0.1%	40,072	0.7%	11,978	0.2%

Retail commercial banking	1,472,810	24.0%	1,796,015	25.5%	1,845,625	26.6%	1,781,421	29.6%	1,609,163	28.9%
Corporate banking	691,976	11.2%	765,310	10.8%	673,566	9.7%	1,205,664	20.0%	1,598,443	28.8%
Construction	194,026	3.1%	484,237	6.8%	435,182	6.3%	213,705	3.5%	199,799	3.6%
Lease Financing	60,615	1.0%	92,641	1.3%	132,655	1.9%	125,168	2.1%	112,152	2.0%

Total Commercial	2,419,427	39.3%	3,138,203	44.3%	3,087,028	44.6%	3,325,958	55.2%	3,519,557	63.3%

Consumer:
Personal (installment and other loans)	305,058	5.0%	402,195	5.7%	383,460	5.5%	378,269	6.3%	313,607	5.6%
Automobile	—	0.0%	—	0.0%	2	0.0%	610	0.0%	6,434	0.1%
Credit Cards	261,531	4.2%	240,858	3.4%	193,260	2.8%	169,416	2.8%	128,622	2.3%
Consumer Finance	578,243	9.4%	611,114	8.6%	625,266	9.0%	—	0.0%	—	0.0%

Total Consumer	1,144,832	18.5%	1,254,167	17.6%	1,201,988	17.3%	548,295	9.1%	448,663	8.1%

Mortgage:
Residential	2,591,930	42.1%	2,682,362	37.9%	2,649,128	38.1%	2,141,358	35.6%	1,583,418	28.5%
Commercial	3,658	0.1%	3,600	0.1%	5,412	0.1%	6,121	0.1%	7,659	0.1%

Total Mortgage	2,595,588	42.2%	2,685,962	38.0%	2,654,540	38.2%	2,147,479	35.7%	1,591,077	28.6%

Total Loans, net of unearned interest and deferred fees	$6,159,847	100.0%	$7,078,332	100.0%	$6,943,556	100.0%	$6,021,732	100.0%	$5,559,297	100.0%

The gross loan portfolio, including loans held for sale, reflected a decrease of 13.0% or $918.5 million, reaching $6.2 billion at December 31, 2008, compared to the figures reported as of December 31, 2007.
The Corporation experienced a $718.8 million or 22.9% decrease in commercial and construction loans over last year to reach $2.4 million as of December 31, 2008. This decrease was mainly due to the sale of $334.3 million of commercial and construction loans sold, including some classified as impaired, to an affiliate and $384.5 million of repayments, net of originations for the year ended December 31, 2008. The loans sold to an affiliate had a net book value of $300.1 million comprised of an outstanding principal balance of $334.6 million and a specific valuation allowance of $34.5 million. The type of loans sold by net book value was $212.3 million in construction loans and $87.8 million in commercial loans. No gain or loss was recognized on this transaction. There was a decrease in mortgage portfolio of $90.4 million or 3.4% during 2008 when compared with the same period in the prior year. For the year ended December 31, 2008 residential mortgage loans origination was $345.7 million or 37.9% less than the $556.8 million originated during the same period in 2007. For the year ended December 31, 2008, mortgage loans sold and securitized were $213.4 million versus $298.5 million during the prior year, $85.1 million or 28.5% less. Also, there was a decrease in consumer loans portfolio (credit cards and personal installment loans and consumer finance)

of $109.3 million or 8.7% which comprised decreases of $97.1 million and $32.9 million in personal and consumer finance offset by an increase of $20.7 million in credit card when compared with the same figures in 2007.
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
Commercial, construction loans and certain mortgage loan over a predetermined amount are individually evaluated for impairment, on at least quarterly basis, following the provisions of SFAS No. 114, “Accounting by Creditors of a Loan.” A loan is impaired when based on current information and events; it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The impairment loss, if any, on each individual loan identified as impaired is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, except as a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Substantially all of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral, net of estimated disposition costs. The fair value of the collateral is determined by external valuation specialists and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures. The Corporation maintains a detailed analysis of all loans identified as impaired with their corresponding allowances and the specific component of the allowance is computed at least on a quarterly basis. Additions, deletions or adjustments to the analysis are tracked and formal justification is documented detailing the rationale for such adjustments.
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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$166,952	$106,863	$66,842	$69,177	$69,693
Allowance acquired (Island Finance)	—	—	35,104	—	—
Provision for loan losses	175,523	147,824	65,583	20,400	26,270

	342,475	254,687	167,529	89,577	95,963

Losses charged to the allowance:
Commercial and industrial	17,782	10,375	9,792	8,044	19,250
Construction	32,257	2,710	—	1,438	—
Mortage	1,257	1,768	—	—	—
Consumer	44,682	29,281	16,679	17,351	18,969
Consumer Finance	56,444	44,484	38,345	—	—
Leasing	2,064	2,742	2,071	986	1,658

	154,486	91,360	66,887	27,819	39,877

Recoveries:
Commercial and industrial	626	1,192	2,463	1,686	5,271
Construction	20	—	—	—	—
Consumer	1,256	904	1,677	2,646	7,341
Consumer Finance	1,517	1,088	1,314	—	—
Leasing	481	441	767	752	479

	3,900	3,625	6,221	5,084	13,091

Net loans charged-off	150,586	87,735	60,666	22,735	26,786

Balance at end of year	$191,889	$166,952	$106,863	$66,842	$69,177

Ratios:
Allowance for loan losses to year-end loans	3.12%	2.36%	1.54%	1.11%	1.24%
Recoveries to charge-offs	2.52%	3.97%	9.30%	18.28%	32.83%
Net charge-offs to average loans	2.23%	1.25%	0.93%	0.38%	0.56%
Allowance for loan losses to net charge-offs	127.43%	190.29%	176.15%	294.00%	258.26%
Allowance for loan losses to non-performing loans	90.21%	56.70%	100.01%	90.72%	79.05%

Provision for loan losses to:
Net charge-offs	116.56%	168.49%	108.11%	89.73%	98.07%
Average loans	2.60%	2.10%	1.00%	0.34%	0.55%
During the third quarter of 2004, the Corporation reclassified its reserves related to unfunded lending commitments and standby letters of credit from the allowance for the loan losses to other liabilities. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$1,835	$1,864	$1,666	$1,269	$879
Provision (credit) for unfunded lending commitments and stand by letters of credit	(273)	(29)	198	397	390

Balance at end of year	$1,562	$1,835	$1,864	$1,666	$1,269

2008 compared to 2007. The allowance for loan losses reached $191.9 million as of December 31, 2008, a $24.9 million increase when compared with prior year. The Corporation’s allowance for loan losses represented 3.12% of period-end loans at December 31, 2008, a 76 basis points increase over 2.36% reported as of December 31, 2007. At December 31, 2008, the composition of the allowance for loan losses was of $122.8 million related to the Bank with a provision for loan losses of $119.8 million and $69.1 million related to Island Finance, with a provision for loan losses of $55.7 million.
The ratio of allowance for loan losses to non-performing loans was 90.21% reflecting an increase of 3,351 percentage points from to 56.70% during the year ended 2007. Excluding non-performing mortgage loans, this ratio is 225.06% and 82.32% as of December 31, 2008 and 2007, respectively.
The annualized ratio of net charge-off to average loans for the year ended December 31, 2008 was 2.23%, an increase of 98 basis points from 1.25% for the year ended December 31, 2007. Losses charged to the allowance amounted to $154.5 million in 2008, an increase of $63.1 million when compared $91.4 million of losses charged to the allowance in 2007 mainly due to an increment in charge-offs on certain loans sold to an affiliate amounting $34.5 million.
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

Broken down by major loan categories, the allowance for loan losses for each of the five years in the period ended December 31, 2008 was as follows:

	Year ended December 31,
	2008		2007		2006		2005		2004

		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)

Commercial	$36,926	35.2%	$29,883	35.8%	$29,846	49.3%	$27,765	49.3%	$29,469	57.6%
Construction	15,496	3.1%	23,735	6.8%	3,128	3.5%	1,456	3.5%	1,208	3.6%
Consumer	46,135	9.2%	33,641	9.5%	20,099	9.4%	30,664	9.4%	30,832	8.2%
Consumer Finance	69,128	9.4%	68,359	8.6%	41,281	—	—	—	—	—
Mortgage	22,876	42.1%	7,379	38.0%	9,249	35.7%	2,415	35.7%	4,250	28.6%
Lease financing	373	1.0%	1,292	1.3%	555	2.1%	2,128	2.1%	2,068	2.0%
Unallocated	955	—	2,663	—	2,705	—	2,414	—	1,350	—

	$191,889	100.0%	$166,952	100.0%	$106,863	100.0%	$66,842	100.0%	$69,177	100.0%

Under the caption “Unallocated” the Corporation maintains an unallocated reserve for loan losses of $1.0 million as of December 31, 2008. The unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
At December 31, 2008, 2007 and 2006, the portion of the allowance for loan losses related to impaired loans was $18.4 million, $25.6 million and $4.4 million, respectively. Please refer to Notes 1 and 5 to the consolidated financial statements for further information.
Liabilities
The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.
As of December 31, 2008, total liabilities amounted $7.3 billion, $1.3 billion or 14.9% less when compared to figures reported as of December 31, 2007. The reduction in total liabilities was driven by a decrease in federal funds and other borrowings of $705.1 million due to the settlement of a $700.0 million bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during the first quarter of 2008. The Corporation reported a $260.6 million decrease in securities sold under agreements to repurchase mainly due to the cancellation on September 19, 2008 of $200.0 million by LBI as result of bankruptcy of its parent LBHI. Also, there were decreases in commercial paper and Federal Home Loan Bank advances of $233.5 million and $60.0 million, respectively.
Deposits of $5.0 billion at December 31, 2008 reflect a decrease of $145.8 million or 2.8%, compared to deposits of $5.2 billion as of December 31, 2007, which comprised an increase in customer deposits of $336.2 million or 9.1% offset by a decrease in brokered deposits of $482.0 million or 33.1%. The increase in interest bearing deposits is mainly due to a certificate of deposit in the amount of $630 million held by Banco Santander, S.A. with Banco Santander Puerto Rico during the first quarter of 2008.
On December 10, 2008, the Corporation undertook a Subordinated Note Purchase Agreement with Crefisa, Inc, (“Crefisa”), an affiliate, for $60 million due on December 10, 2028 and to pay interest thereon from December 10, 2008 or from the most recent interest payment date to which interest has been paid or duly provided for, semiannually on the tenth (10th) day of June and the tenth (10th) of December of each year, commencing on June 10, 2009, at the rate of 7.5% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any interest payment date will, as provided in such Note Purchase Agreement, be paid to Crefisa at the close of business on the regular record date for such interest, which shall be the tenth (10th) day of the month next preceding the relevant interest payment date.

On September 24, 2008, Santander BanCorp and Santander Financial Services, Inc., entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico. Under the Loan Agreement, the Bank advanced $200 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under the loan agreement dated March 25, 2008 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million held by Banco Santander, S.A., the parent of the Corporation, with the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
On March 25, 2008, the Corporation and SFS entered into a fully-collateralized Loan Agreement (the “Loan”) with the Bank. The proceeds of the Loan were used to refinance the outstanding indebtedness incurred under the previously announced bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Loan, the Corporation and SFS had available $186 million and $454 million, respectively, all of which was paid on March 25, 2008. The Loan was fully-collateralized by a certificate of deposit in the amount of $640 million opened by Banco Santander, S.A., the parent of the Corporation, and provided as security for the Loan pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and SFS have paid a fee of 0.10% net of taxes, deduction and withholdings, on an annualized basis, to Banco Santander, S.A. in connection with its agreement to collateralize the loan with the deposit.
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
The following table sets forth the Corporation’s average daily balance of liabilities for the years ended December 31, 2008, 2007 and 2006 by source, together with the average interest rates paid thereon.

	Year ended December 31,
	2008			2007			2006
		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Liabilities	Cost	Balance	Liabilities	Cost	Balance	Liabilities	Cost
	(Dollars in thousands)
Savings deposits	$1,691,094	20.7%	2.07%	$1,715,631	19.9%	3.02%	$1,861,167	22.5%	2.66%
Time deposits	3,135,260	38.3%	3.75%	2,820,495	32.7%	4.95%	2,645,357	32.0%	4.68%

Interest-bearing deposits	4,826,354	59.0%	3.16%	4,536,126	52.6%	4.22%	4,506,524	54.6%	3.85%

Federal funds, repos, and commercial paper and other borrowings	2,047,442	25.0%	3.81%	2,805,003	32.5%	5.49%	2,611,231	31.6%	5.30%
Term and subordinated notes	267,093	3.3%	5.22%	284,944	3.3%	6.02%	265,489	3.2%	5.96%

Total borrowings	2,314,535	28.3%	3.97%	3,089,947	35.8%	5.54%	2,876,720	34.8%	5.36%

Total interest-bearing liabilities	7,140,889	87.3%	3.42%	7,626,073	88.4%	4.75%	7,383,244	89.4%	4.44%

Non-interest-bearing deposits	732,314	9.0%	0.00%	685,875	8.0%	0.00%	548,163	6.6%	0.00%
Other liabilities	303,229	3.7%	0.00%	310,228	3.6%	0.00%	325,620	3.9%	0.00%

Total non-interest-bearing liabilities	1,035,543	12.7%	0.00%	996,103	11.6%	0.00%	873,783	10.6%	0.00%

Total Liabilities	$8,176,432	100.0%	2.99%	$8,622,176	100.0%	4.20%	$8,257,027	100.0%	3.97%

The following tables set forth additional details on the Corporation’s average deposit base for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
Average Total Deposits	2008	2007	2006
	(Dollars in thousands)

Private Demand	$731,645	$684,923	$547,416
Public Demand	669	953	747

Non-interest bearing	732,314	685,876	548,163

Savings Accounts	641,970	657,044	792,791
NOW and Super NOW accounts	417,654	401,104	412,696
Government NOW accounts	631,470	657,483	655,680

Total Savings Accounts	1,691,094	1,715,631	1,861,167

Time deposits:
Under $100,000	273,409	262,561	259,255
$100,000 and over	2,861,851	2,557,934	2,386,102

Total Time Deposits	3,135,260	2,820,495	2,645,357

Total Interest Bearing Deposits	4,826,354	4,536,126	4,506,524

Total Deposits	$5,558,668	$5,222,002	$5,054,687

The Corporation’s most important source of funding is its customer deposits. Total average deposits reached $5.6 billion for the year ended December 31, 2008, an increase of 6.5% compared with figures reported in 2007. Average interest-bearing deposits increased $290.2 million or 6.4% and reached $4.8 billion as of December 31, 2008, which includes an increase in average other time deposits of $314.8 million or 11.2% offset by a decrease of $24.5 million in average savings and Now accounts when compared with the figures reported in prior year. The increase in average interest bearing deposits is mainly due to a certificate of deposit for the amount of $630 million held by Banco Santander, S.A. with Banco Santander Puerto Rico during the first quarter of 2008. Average non-interest bearing deposits are the least expensive sources of funding used by Corporation and represent 9.0%, 8.0% and 6.6% of the Corporation average total liabilities for the years ended December 31, 2008, 2007 and 2006, respectively Total average deposits represented 68.0%, 60.6% and 61.2% of the total average liabilities of the Corporation as of December 31, 2008, 2007 and 2006, respectively.
For the year ended December 31, 2008, the Corporation’s customer deposits (average balance) consisted of $732.3 million in non interest-bearing-checking accounts and $4.8 billion of interest-bearing deposits. The increase in average interest-bearing deposits was primarily in time deposits greater than $100,000, which reflected an increment of 11.9% or $303.9 million.
The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)
Three months or less	$702,292	$1,105,405	$896,638
Over three months through six months	397,697	365,957	302,716
Over six months through twelve months	1,000,911	79,576	377,998
Over twelve months	261,580	948,841	963,659

Total	$2,362,480	$2,499,779	$2,541,011

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
Stockholders’ equity was $551.6 million or 6.9% of total assets at December 31, 2008, compared to $536.5 million or 5.8% of total assets at December 31, 2007. The $15.1 million change in stockholders’ equity was composed by net income of $10.5 million, stock incentive plan expense recognized as capital contribution of $8.8 million for the period, an increase in accumulated other comprehensive gain of $1.9 million and the cumulative effect of adoption of SFAS 159 of $3.2 million. These increases were offset by dividends declared of $9.3 million.
The Corporation declared a cash dividend of $0.20 and $0.64 per common share during the years ended December 31, 2008 and 2007, respectively. The current annualized dividend yield is 1.6% and 7.4% for the years ended December 31, 2008 and 2007, respectively. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, this prudent measures will preserve and continue to reinforce the Corporation’s capital position.
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
During the years ended December 31, 2008, 2007 and 2006, the Corporation did not repurchase any shares of common stock. As of December 31, 2008, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. Management believes that the repurchase program has not had a significant effect on the Corporation’s liquidity and capital positions.
The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation’s common stock. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
At December 31, 2008, the Corporation’s common stock price per share was $12.49 representing an aggregate shareholder value of $582.5 million (including affiliated holdings).
The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. The regulations require the Corporation to meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-

balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and on the Madrid Stock Exchange (LATIBEX). The symbol on the NYSE and on the LATIBEX for the common stock is “SBP” and “XSBP,” respectively. There were approximately 132 holders of record of the Corporation’s common stock as of December 31, 2008, not including beneficial owners whose shares are held in names of brokers or other nominees.
As of December 31, 2008, the Bank was classified as a “well capitalized” institution under the regulatory framework for prompt corrective action. At December 31, 2008, the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios of the Corporation at December 31, 2008 were 8.41% and 12.83%, respectively, and the leverage ratio was 6.10%. Refer to notes 1 and 26 in the consolidated financial statements for additional information.
Capital Adequacy Data

								To be Well Capitalized
				For Minimum Capital				Under Prompt Corrective
	Actual			Adequacy				Action Provision
				Amount		Ratio		Amount		Ratio
	Amount	Ratio		Must be		Must be		Must be		Must be
	(Dollars in thousands)

December 31, 2008:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$726,863	12.83%	≥	$453,114	≥	8.00%		N/A
Banco Santander Puerto Rico	662,161	12.87%	≥	411,725	≥	8.00%	≥	$514,656	≥	10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	476,268	8.41%	≥	226,557	≥	4.00%		N/A
Banco Santander Puerto Rico	537,395	10.44%	≥	205,863	≥	4.00%	≥	308,795	≥	6.00%
Leverage (to average assets)
Santander BanCorp	476,268	6.10%	≥	234,278	≥	3.00%		N/A
Banco Santander Puerto Rico	537,395	6.88%	≥	234,488	≥	3.00%	≥	390,813	>	5.00%
December 31, 2007:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$697,009	10.55%	≥	$528,134	≥	8.00%		N/A
Banco Santander Puerto Rico	647,482	10.91%	≥	474,647	≥	8.00%	≥	$593,309	≥	10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	490,259	7.42%	≥	264,067	≥	4.00%		N/A
Banco Santander Puerto Rico	573,022	9.66%	≥	237,324	≥	4.00%	≥	355,986	≥	6.00%
Leverage (to average assets)
Santander BanCorp	490,259	5.38%	≥	273,297	≥	3.00%		N/A
Banco Santander Puerto Rico	573,022	6.84%	≥	251,493	≥	3.00%	≥	419,155	>	5.00%
December 31, 2006:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$723,269	10.93%	≥	$529,191	≥	8.00%		N/A
Banco Santander Puerto Rico	651,350	11.10%	≥	469,346	≥	8.00%	≥	$586,683	≥	10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	520,794	7.87%	≥	264,596	≥	4.00%		N/A
Banco Santander Puerto Rico	583,941	9.95%	≥	234,673	≥	4.00%	≥	352,010	≥	6.00%
Leverage (to average assets)
Santander BanCorp	520,794	5.81%	≥	269,000	≥	3.00%		N/A
Banco Santander Puerto Rico	583,941	7.15%	≥	244,857	≥	3.00%	≥	408,095	>	5.00%

Goodwill and Intangible Assets
Total goodwill and intangibles at December 31, 2008, 2007 and 2006 consisted of:

	2008	2007	2006
	(Dollars in millions)

Mortgage Servicing Rights	$10.2	$9.6	$8.4
Advisory Servicing Rights	1.3	1.6	1.8
Trade Name	18.3	18.3	23.7
Customer Relationships	—	—	9.7
Non-compete Agreement	0.1	0.7	3.8
Goodwill:
Retail Banking	10.5	10.5	10.5
Wealth Management	24.3	24.3	24.3
Consumer Finance	86.7	86.7	113.5

	$151.4	$151.7	$195.7

Goodwill and intangible assets were $121.5 million and $29.9 million at December 31, 2008, compared with $121.5 million and $30.24 million at December 31, 2007.
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
As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. SFAS No. 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation performed its annual impairment assessments as of October 1, 2007 with the assistance of the independent valuation specialist. The Corporation determined that no impairment charge was necessary as of October 1, 2007. Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2008, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles were not impaired.

Contractual Obligations and Commercial Commitments
As disclosed in the notes to the consolidated financial statements, the Corporation has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments on debt and lease agreements. Also, in the normal course of business, the Corporation enters into contractual agreements whereby it commits to future purchases of products or services from third parties. Obligations that are legally binding agreements, whereby the Corporation agrees to purchase products or services with a specific minimum quantity defined a fixed minimum or variable price over a specified period of time, are defined as purchases obligations. At December 31, 2008, the aggregate contractual cash obligations, including purchases obligations and borrowings maturities, were:

	Payments due by Period
	as of December 31, 2008
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Contractual Obligations:
Federal funds purchased and other borrowings	$2,040	$2,040	$—	$—	$—
Securities sold under agreements to repurchase	375,000	75,000	300,000	—	—
Commercial paper	50,985	50,985	—	—	—
Federal Home Loan Bank Advances	1,185,000	360,000	825,000	—	—
Subordinated notes	306,392	—	—	—	306,392
Term notes	19,967	—	11,154	8,813	—
Operating lease obligations	128,453	32,077	21,949	18,284	56,143
Pension plan contribution	1,106	1,106	—	—	—

Total	$2,068,943	$521,208	$1,158,103	$27,097	$362,535

	Amount of Commitment and expiration period
	as of December 31, 2008
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
		(Dollars in thousands)
Other Commercial Commitments:
Lines of credit and financial guarantees written	95,660	43,585	51,001	1,074	—
Commitments to extend credit	1,193,875	1,193,875	—	—	—

Total	$1,289,535	$1,237,460	$51,001	$1,074	$—

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

The following table provides the composition of the Corporation’s loan portfolio as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	($ in thousands)

Commercial and industrial	$2,165,613	$2,562,101

Consumer — banking operations	565,833	641,593

Consumer Finance:
Consumer Installment Loans	686,277	667,327
Mortgage Loans	310,642	278,882

	996,919	946,209

Leasing	64,065	98,987

Construction	194,596	486,284

Mortgage Loans	2,553,328	2,539,811

Sub-total	6,540,354	7,274,985

Unearned income and deferred fees/cost:
Banking operations	(290)	(3,459)
Consumer finance	(418,676)	(335,096)

Allowance for loans losses:
Banking operations	(122,761)	(98,593)
Consumer finance	(69,128)	(68,359)

	$5,929,499	$6,769,478

The Corporation’s gross loan portfolio as of December 31, 2008 and 2007 amounted to $6.5 billion and $7.3 billion respectively, which represented 90.9% and 84.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2008 and 2007, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
As of December 31, 2008 and 2007, the Corporation had over 379,000 consumer loan customers each and over 7,000 and 8,000 commercial loan customers, respectively, As of such dates, the Corporation had 50 and 52 clients with commercial loans outstanding over $10 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $31.3 million and $33.6 million in cross-border loans as of December 31, 2008 and 2007, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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

	December 31, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$106,836	$2,359	$—	$—	$108,553	4%	$638	0.59%
2007*	269,220	2,546		—	272,408	11%	5,701	2.09%
2006	578,086	4,319	31	157	582,593	23%	32,198	5.53%
2005	604,142	636	—	—	604,778	24%	24,251	4.01%
2004	439,674	487		—	440,161	17%	16,256	3.69%
2003 and earlier	543,044	1,578	55	158	544,835	21%	22,953	4.21%

Sub- Total	$2,541,002	$11,925	$86	$315	2,553,328	100%	$101,997	3.99%

*	The increase in this caption, compared with prior year, was mainly due to the first mortgage loans held for sale reclassification to loans held to maturity portfolio at fair value.

	December 31, 2007
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2007	$225,340	$2,931	$—	$—	$228,271	9%	$—	0.00%
2006	588,575	5,258	52	—	593,885	23%	8,696	1.46%
2005	633,798	869	—	—	634,667	25%	15,918	2.51%
2004	473,550	532		21	474,103	19%	11,751	2.48%
2003 and earlier	605,350	1,758	131	1,646	608,885	24%	15,644	2.57%

Total	$2,526,613	$11,348	$183	$1,667	2,539,811	100%	$52,009	2.05%

The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 44% and 48% of the total mortgage originations for the year ended December 31, 2008 and 2007, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 55% for the year ended December 31, 2008 and 52% of the total originated mortgage portfolio for the year ended December 31, 2007. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 39% and 35% of total gross loans at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the first mortgage portfolio totaled approximately $2.5 billion while the second mortgage portfolio was approximately $11.9 million for both periods from banking operations.
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
The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2008	$31,441	$696	$—	$32,137	20%	$262	0.82%
2007	28,323	1,498	1,246	31,067	19%	572	1.84%
2006	13,409	1,281	22,355	37,045	22%	3,196	8.63%
2005	12,208	1,219	19,953	33,380	20%	3,014	9.03%
2004	11,524	3,108	—	14,632	9%	1,776	12.14%
2003 and earlier	13,129	6,185	—	19,314	12%	2,160	11.18%

Total	$110,034	$13,987	$43,554	$167,575	100%	$10,980	6.55%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2007	$32,007	$1,859	$1,354	$35,220	22%	$24	0.07%
2006	15,965	1,424	25,771	43,160	27%	1,634	3.79%
2005	14,434	1,556	23,445	39,435	24%	3,405	8.63%
2004	13,898	3,960	—	17,858	11%	2,319	12.99%
2003 and earlier	17,530	7,982	—	25,512	16%	3,449	13.52%

Total	$93,834	$16,781	$50,570	$161,185	100%	$10,831	6.72%

*	Net of unearned finance charges and deferred income/cost
The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,) mainly through Island Finance and to a lesser extent at the Bank. The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at December 31, 2008 and 2007.

	December 31, 2008
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV

	(Dollars in thousands)

Mortgage Loan Portfolio:
Banking Operations	$1,984,652	80%	$308,690	81%	$259,986	76%	$2,553,328	80%
Consumer Finance	65,516	61%	41,652	62%	60,407	61%	167,575	61%

	$2,050,168		$350,342		$320,393		$2,720,903

Consumer Installment Loans*:
Banking Operations	$427,056	n/a	$59,070	n/a	$79,707	n/a	$565,833	n/a
Consumer Finance	176,334	n/a	119,492	n/a	114,842	n/a	410,668	n/a

	$603,390		$178,562		$194,549		$976,501

*	Net of unearned finance charges and deferred income/cost

	December 31, 2007
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV

	(Dollars in thousands)

Mortgage Loan portfolio:
Banking Operations	$1,901,868	81%	$309,770	82%	$328,173	80%	$2,539,811	81%
Consumer Finance	56,535	58%	40,389	60%	64,261	57%	161,185	58%

	$1,958,403		$350,159		$392,434		$2,700,996

Consumer Installment Loans*:
Banking Operations	$510,844	n/a	$54,943	n/a	$75,806	n/a	$641,593	n/a
Consumer Finance	178,745	n/a	130,202	n/a	140,981	n/a	449,928	n/a

	$689,589		$185,145		$216,787		$1,091,521

*	Net of unearned finance charges and deferred income/cost
At December 31, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $260 million and $60 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2008 includes $5.3 million or 1.5% of originated loans during the year for banking operations and $7.9 million or 13% for consumer finance portfolio. At December 31, 2007, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $328 million and $64 million for banking operations and consumer finance portfolios, respectively, a 13% and 40% of its total residential mortgage portfolio, respectively. The amounts reported in “Band C” as of December 31, 2007 includes $17.2 million or 5.3% of originated loans during the year for banking operations and $8.0 million or 12.4% for consumer finance portfolio. The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of December 31, 2008 and 2007 was 706 and 697, respectively and an average LTV of 80% as compared to 81% in 2007. For its consumer finance business residential mortgages, average FICO score, as of December 31, 2008 and 2007 was 648 and 641, respectively and an average LTV of 61% in 2008 as compared to 58% in 2007. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.

Residential mortgage loan origination for banking operations was $345.7 million for the year ended December 31, 2008 and $556.8 million for the year ended December 31, 2007. The Corporation sold and securitized $213.4 million and $298.6 million for the year ended December 31, 2008 and 2007, respectively to unaffiliated third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $18.8 million and $12.9 million of near prime or “Band C” loans for the year ended December 31, 2008 and 2007, respectively.
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
Industry Risk
Commercial loans, including commercial real estate and construction loans, amounted to $2.4 billion as of December 31, 2008. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2008, the use of real estate as loan collateral has resulted in a portfolio of approximately $1.4 billion, or 57.2% of the commercial loan portfolio. In addition, as of such date, loans secured by cash collateral and marketable securities amounted to $234.4 million, or 10.0% of the commercial loan portfolio. Commercial loans guaranteed by federal or local government amounted to $97.1 million as of December 31, 2008, which represents 4.0% of the commercial loan portfolio. The remaining commercial loan portfolio had $218.8 million partially secured by other types of collateral including, among others, equipment, accounts receivable, and inventory. As of December 31, 2008, unsecured commercial loans represented $484.5 million or 20.0% of commercial loans receivable; however, the majority of these loans were backed by personal guarantees.
In addition to the commercial loan portfolio indicated above, as of December 31, 2008, the Corporation had $1.2 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2008, stand-by letters of credit amounted to $95.7 million.
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
Government Risk
As of December 31, 2008, $171.9 million of the Corporation’s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $42.7 million of residential mortgages and $55.8 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies through the Small Business Administration (SBA) and Rural Development Programs. Furthermore, as of December 31, 2008, there were $148.6 million of investment securities representing obligations of the Commonwealth of Puerto Rico, its agencies, instrumentalities and political subdivisions as well as $8.0 million of mortgage loans and $165.3 million in commercial loans issued to or guaranteed by Puerto Rico government agencies, instrumentalities, political subdivisions and municipalities. As of December 31, 2008, the Corporation’s credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities was $321.9 million composed of $133.8 million in municipalities loans, $39.5 million in other government credit facilities and $148.6 million in outstanding bonds and other obligations. The Corporation believes that the credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities is manageable. The Commonwealth of Puerto Rico has a long-standing record of supporting all of its debt obligations. It has never defaulted in the payment of principal or interest on any public debt. The Corporation’s level of exposure is manageable given the fact that its outstanding loans and investment securities have either one or more of the following characteristics: (i) investment grade rated counterparties, (ii) identifiable source of repayment, (iii) high ranking in repayment priority or (iv) tangible collateral. The Corporation has $133.8 million on loans or obligations to various Municipalities for which payments are secured by the full faith, credit and unlimited taxing power of the Municipalities. The Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Non-performing Assets and Past Due Loans
The following table sets forth non-performing assets as of December 31, 2008, 2007, 2006, 2005 and 2004.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial, Industrial and Agricultural	$30,564	$21,236	$15,549	$14,326	$27,975
Construction	13,856	141,140	3,966	3,414	11,200
Mortgage	116,473	80,805	51,341	45,292	36,252
Consumer	13,479	10,818	7,590	4,747	6,808
Consumer Finance	35,508	37,412	24,731	—	—
Lease Financing	2,493	2,334	2,783	3,340	2,715
Restructured Loans	341	693	892	2,560	2,560

Total non-performing loans	212,714	294,438	106,852	73,679	87,510
Total repossessed assets	21,592	16,447	6,173	2,706	3,937

Non-performing assets	$234,306	$310,885	$113,025	$76,385	$91,447

Accruing loans past-due 90 days or more	$13,462	$7,162	$20,938	$2,999	$3,377

Non-performing loans to total loans	3.45%	4.16%	1.54%	1.22%	1.57%
Non-performing loans plus accruing loans past due 90 days or more to total loans	3.67%	4.26%	1.84%	1.27%	1.63%
Non-performing assets to total assets	2.97%	3.39%	1.23%	0.92%	1.10%
Interest lost	$9,268	$7,708	$3,112	$2,111	$2,351
Non-performing assets consist of past-due commercial loans, construction loans, lease financing and closed-end consumer loans with principal or interest payments over 90 days on which no interest income is being accrued, and mortgage loans with principal or interest payments over 120 days past due on which no interest income is being accrued, renegotiated loans and other real estate owned.
Once a loan is placed on non-accrual status, interest is recorded as income only to the extent of the Corporation’s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $9.3 million, $7.7 million and $3.1 million in 2008, 2007 and 2006, respectively.
Non-performing loans to total loans as of December 31, 2008 were 3.45%, a 71 basis point decrease compared to the 4.16% reported as of December 31, 2007. Non-performing loans at December 31, 2008 amounted to $212.7 million. The Corporation’s non-performing loans reflected a decrease of $81.7 million or 27.8% compared to non-performing loans as of December 31, 2007. This change was driven by a decrease in non-performing construction loans of $127.3 million or 90.2% due to the sale to an affiliate of certain loans, including some classified as impaired, during the year. The reduction in non-performing construction loans was partially offset by increases in non-performing residential mortgage and commercial loans of $35.7 million or 44.1% and $9.3 million or 43.9%, respectively, when compared with the same in prior year.
Repossessed assets increased $5.1 million or 31.3% to $21.6 million at December 31, 2008, from $16.4 million at December 31, 2007.
As of December 31, 2008, the coverage ratio (allowance for loan losses to total non-performing loans) increased to 90.21% in 2008 from 56.70% in 2007. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 225.06% at December 31, 2008 compared to 82.32% as of December 31, 2007.
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
Potential Problem Loans
As a general rule, the Corporation closely monitors certain loans not disclosed under “Non-performing Assets and Past Due Loans” but that represent a greater than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factors that bear significantly on the overall condition of these loans. The principal amounts of loans under this category as of December 31, 2008 and 2007 were approximately $297.8 million and $194.9 million, respectively.
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
The Corporation’s one-year cumulative GAP position at December 31, 2008, was negative $1.2 billion or -16.0% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at December 31, 2008 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions was considered, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	Interest Rate Sensitivity
	As of December 31, 2008
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
				(Dollars in thousands)
ASSETS:
Investment Portfolio	$107,130	$60,513	$537,477	$84,919	$9,918	$—	$128,506	$928,463
Deposits with Other Banks	73,458	8,260	—	—	—	—	208,834	290,552
Loan Portfolio:
Commercial	1,249,183	244,060	290,845	139,452	140,916	82,198	78,747	2,225,401
Construction	139,310	25,396	16,597	3,172	6,356	3,195	—	194,026
Consumer	357,194	185,653	366,028	195,697	41,645	14	(1,399)	1,144,832
Mortgage	100,398	277,901	605,902	508,935	951,576	148,836	2,040	2,595,588
Fixed and Other Assets	—	—	—	—	—		518,714	518,714

Total Assets	2,026,673	801,783	1,816,849	932,175	1,150,411	234,243	935,442	7,897,576

LIABILITIES AND STOCKHOLDERS’ EQUITY:

External Funds Purchased:
Commercial Paper	50,985	—	—	—	—	—	—	50,985
Repurchase Agreements	75,000	300,000	—	—	—	—	—	375,000
Federal Funds and other borrowings	310,000	52,040	825,000	—	—	—	—	1,187,040
Deposits:
Certificates of Deposit	804,168	1,521,195	194,288	61,859	19,226	28,472	(12,360)	2,616,848
Demand Deposits and					—
Savings Accounts	121,051	—	149,983	421,928	—	—	—	692,962
Transactional Accounts	242,450	353,154	—	1,109,488	—	—	—	1,705,092
Senior and Subordinated Debt	55,000	—	11,298	195,930	—	60,000	4,131	326,359
Other Liabilities and Capital	—	—	—	—	—	—	943,290	943,290

Total Liabilities and Capital	1,658,654	2,226,389	1,180,569	1,789,205	19,226	88,472	935,061	7,897,576

Off-Balance Sheet Financial Information
Interest Rate Swaps (Assets)	1,544,685	14,159	1,683	138,961	1,466,418	26,987	—	3,192,893
Interest Rate Swaps (Liabilities)	(1,669,685)	(14,159)	(1,683)	(13,961)	(1,466,418)	(26,987)	—	(3,192,893)
Caps	1,166	—	411	755	—	—	—	2,332
Caps Final Maturity	(1,166)	—	(411)	(755)	—	—	—	(2,332)

GAP	243,019	(1,424,606)	636,280	(732,030)	1,131,185	145,771	381	—

Cumulative GAP	$243,019	$(1,181,587)	$(545,307)	$(1,277,337)	$(146,152)	$(381)	$—	$—

Cumulative GAP to earning assets	3.29%	-16.01%	-7.39%	-17.31%	-1.98%	-0.01%
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
As of December 31, 2008, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $5.2 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $35.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $63.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $140.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of December 31, 2008.

	NET INTEREST MARGIN SHOCK REPORT
	December 31, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$401.1	$397.8	$389.5	$392.2	$389.4	$387.0	$378.8
Sensitivity	$8.9	$5.6	$(2.7)		$(2.8)	$(5.2)	$(13.4)

	MARKET VALUE SHOCK REPORT
	December 31, 2008
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$697.8	$711.8	$645.2	$684.6	$652.4	$621.1	$556.3
Sensitivity	$13.2	$27.2	$(39.4)		$(32.2)	$(63.5)	$(128.3)
     As of December 31, 2008 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Derivatives
The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 22 to the consolidated financial statements for details of the Corporation’s derivative transactions as of December 31, 2008 and 2007.
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
Hedging Activities:
The following table summarizes the derivative contracts designated as hedges as of December 31, 2008, 2007 and 2006, respectively:

	December 31, 2008
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	—	—	—	1,237
Economic Undesignated Hedges
Interest Rate Swaps	125,000	5,210	4,311	—

Totals	$125,000	$5,210	$4,311	$1,237

	December 31, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	650,000	(2,027)	—	(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

	December 31, 2006
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$—	$—	$—	$36
Interest Rate Swaps	825,000	(351)	—	(214)
Fair Value Hedges
Interest Rate Swaps	1,189,740	(22,065)	64	—

Totals	$2,014,740	$(22,416)	$64	$(178)

*	The notional amount represents the gross sum of long and short

**	Net of tax

Cash Flow Hedges:
The Corporation designates hedges as Cash Flow Hedges when its main purpose is to reduce the exposure associated with the variability of future cash flows related to fluctuations in short term financing rates (such as LIBOR). At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation compares the hedged item’s periodic variable rate with the hedging item’s benchmark rate (LIBOR) at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in consolidated statements of income.
The Corporation had a $100 million floating-for-fixed interest rate swap designated as cash flow hedges with LBSF. The derivative liability of this swap was $371,736 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on these swaps. The net loss of $371,000 was reclassified into earnings in the last quarter of 2008. As of December 31, 2007, the total amount, net of tax, included in accumulated other comprehensive income pertaining to the cash flow hedges was an unrealized loss of $1.2 million.
Economic Undesignated Hedges:
The Corporation adopted SFAS 159 effective January 1, 2008 which permit the measurement of selected financial instruments at fair value. The Corporation elected to account at fair value certain of its brokered deposits and subordinated capital notes that were previously designated for fair value hedge accounting in accordance with SFAS 133. The selected financial instruments are reported at fair value with changes in fair value reported in consolidated statements of income.
As of December 31, 2008 the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 3.24% and 6.22% as of December 31, 2008.
The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economics variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. The Corporation had $23.8 million fixed-for-floating interest rate swaps with LBSF. The derivative liability of these swaps was $681,535 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps. As of December 31, 2008, the Corporation has $5.2 million in fair value of these economic undesignated hedges.
Fair Value Hedges:
The Corporation designates hedges as Fair Value Hedges when its main purpose is to hedge the changes in market value of an associated asset or liability. The Corporation only designates these types of hedges if at inception it is believed that the relationship in the changes in the market value of the hedged item and hedging item will offset each other in a highly effective manner. At the inception of each hedge, management documents the hedging relationship, including its objective and probable effectiveness. To assess ongoing effectiveness of the hedges, the Corporation marks to market both the hedging item and the hedged item at every reporting period to determine the effectiveness of the hedge. Any hedge ineffectiveness is recorded currently as a derivative gain or loss in consolidated statements of income.
The fair value hedges have maturities through the year 2032 as of December 31, 2007. The weighted-average rate paid and received on these contracts as of December 31, 2007 is 5.10% and 5.39%, respectively.
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

Derivative instruments not designated as hedging instruments:
Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. The Corporation had $13.8 million of interest rate swaps with LBSF. The derivative liability of these swaps was $166,333 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated these swaps.
These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of December 31, 2008, 2007 and 2006, respectively:

	December 31, 2008
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,548,418	$(53)	$(392)
Interest Rate Caps	1,166	—	—
Other	3,862	93	48
Equity Derivatives	236,428	—	(21)

Totals	$3,789,874	$40	$(365)

	December 31, 2007
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

	December 31, 2006
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,628,108	$(421)	$(592)
Interest Rate Caps	70,984	3	2
Other	1,988	9	49
Equity Derivatives	307,056	—	—

Totals	$4,008,136	$(409)	$(541)

*	The notional amount represents the gross sum of long and short
Liquidity Risk
Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure our ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of December 31, 2008 the Corporation had $1.4 billion in unsecured lines of credit ($0.6 billion available) and $3.7 billion in collateralized lines of credit with banks and financial entities ($2.1 billion available). All securities in portfolio are highly rated and very liquid, enabling us to treat them as a secondary source of liquidity.
The Corporation does not have significant usage or limitations on its ability to upstream or downstream funds as a method of liquidity. However, there are certain tax constraints when borrowing funds (excluding the placement of deposits) from Santander Spain or affiliates because Puerto Rico’s tax code requires local corporations to withhold 29% of the interest income paid to non-resident affiliates. The Corporation does not face significant limitations to its ability to downstream funds to its affiliates. The current intra-group credit line for the Corporation is $1.4 billion.

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
On December 10, 2008, the Corporation undertook a Subordinated Note Purchase Agreement with Crefisa, Inc, (“Crefisa”), an affiliate, for $60 million due to December 10, 2028 and to pay interest thereon from December 10, 2008 or from the most recent interest payment date to which interest has been paid or duly provided for, semiannually on the tenth (10th) day of June and the tenth (10th) of December of each year, commencing June 10, 2009, at the rate of 7.5% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any interest payment date will, as provided in such Note Purchase Agreement, be paid to Crefisa at the close of business on the regular record date for such interest, which shall be the tenth (10th) day of the month next preceding the relevant interest payment date.
On September 24, 2008, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $200 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under the loan agreement, dated March 25, 2008, among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
On March 25, 2008, the Corporation and SFS entered into a fully-collateralized Loan Agreement (the “Loan”) with the Bank. The proceeds of the Loan were used to refinance the outstanding indebtedness incurred under the previously announced bridge facility agreement among the Corporation, SFS and National Australia Bank Limited, and for general corporate purposes. Under the Loan, the Corporation and SFS had available $186 million and $454 million, respectively, all of which was paid on March 25, 2008. The Loan was fully-collateralized by a certificate of deposit in the amount of $640 million opened by Banco Santander, S.A., the parent of the Corporation, and provided as security for the Loan pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and SFS have paid a fee of 0.10% net of taxes, deduction and withholdings, on an annualized basis, to Banco Santander, S.A. in connection with its agreement to collateralize the loan with the deposit.
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
The Corporation has a high credit rating, which permits the Corporation to utilize various alternative funding sources. The Corporation’s current ratings are as follows:

	Standard	Fitch
	& Poor's	IBCA

Short-term funding	A-1	F1+
Long-term funding	A	AA-
Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of December 31, 2007, the Corporation had a liquidity ratio of 7.8%. At December 31, 2008, the Corporation had total available liquid assets of $0.6 billion. The Corporation believes that it has sufficient liquidity to meet current obligations.
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
Maturity and Interest Rate Sensitivity of Interest-Earning Assets as of December 31, 2008
The following table sets forth an analysis by type and time remaining to maturity of the Corporation’s loans and securities portfolio as of December 31, 2008. Loans are stated before deduction of the allowance for loan losses and include loans held for sale.

			As of December 31, 2008
			Maturities and/or Next Repricing Date
		After One Year
		Through Five Years		After Five Years
	One Year	Fixed	Variable	Fixed	Variable
	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates	Total
	(Dollars in thousands)
Cash and Cash Equivalents and other Interest-bearing deposits	$290,552	$—	$—	$—	$—	$290,552
Investment Portfolio	167,642	622,396	—	138,425	—	928,463
Loans:
Commercial	1,065,310	399,279	192,162	255,955	252,080	2,164,786
Construction	118,405	11,806	37,369	—	26,446	194,026
Consumer	209,473	203,051	—	154,065	—	566,589
Consumer Finance	171,345	357,840	15,972	20,872	12,214	578,243
Mortgage	378,299	1,114,836	—	1,102,453	—	2,595,588
Leasing	34,198	21,944	1,978	2,484	11	60,615

Total	$2,435,224	$2,731,152	$247,481	$1,674,254	$290,751	$7,378,862

Capital Expenditures
The following table reflects capital expenditures for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)

Headquarters/branches	$412	$1,770	$1,217
Data processing equipment	1,829	1,438	2,907
Software	4,419	1,981	5,818
Office furniture and equipment	2,766	1,257	2,161

Total	$9,426	$6,446	$12,103

During 2008, the Corporation’s capital expenditures reflected an increase in software due to standard upgrade and improvement procedures.
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
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008 and 2007, the Corporation recognized $1.3 million and $1.4 million, respectively, of interest and penalties, respectively, for uncertain tax positions. At December 31, 2008 and 2007, the Corporation had $10.3 million and $10.4 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods. The Corporation recognized a tax benefit of $1.1 million and $1.6 million for the year ended December 31, 2008 and 2007, respectively, as a result of the expiration of the statute of limitations related to the uncertain tax positions.
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

CERTIFICATION PURSUANT TO SECTION 303A.12(a) OF THE
NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL
Santander BanCorp’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and to Santander BanCorp’s 2008 Form 10-K. In addition, on April 25, 2008, Santander BanCorp’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards. The foregoing certification was unqualified.

By:	/s/ Juan Moreno Blanco
President and Chief Executive Officer

By:	/s/ Roberto Jara
Executive Vice President and
Chief Accounting Officer

INTERNAL CONTROL OPINION
Deloitte & Touche LLP
Torre Chardón
350 Chardón Ave. Suite 700
San Juan, PR 00918-2140
USA
Tel: +1 787 759 7171
Fax: +1 787 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander BanCorp
San Juan, Puerto Rico
We have audited the accompanying consolidated balance sheets of Santander BanCorp and subsidiaries (the “Corporation”, a subsidiary of Santander Central Hispano, S.A.) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Corporation Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Deloitte & Touche Tohmatsu

FINANCIAL STATEMENTS OPINION
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santander BanCorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
March 12, 2009
Stamp No. 2385137
affixed to original.

Santander BanCorp and Subsidiaries
Consolidated Balance Sheets-December 31, 2008 and 2007
(Dollars in thousands, except share data)

	2008	2007
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$217,311	$118,096
Interest-bearing deposits	976	1,167
Federal funds sold and securities purchased under agreements to resell	64,871	82,434

Total cash and cash equivalents	283,158	201,697

Interest-Bearing Deposits	7,394	5,439
Trading Securities, at fair value:
Securities pledged that can be repledged	—	15,965
Other trading securities	64,719	52,535

Total trading securities	64,719	68,500

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	408,650	667,361
Other investment securities available for sale	393,462	600,837

Total investment securities available for sale	802,112	1,268,198

Other Investment Securities, at amortized cost	61,632	64,559
Loans Held for Sale, net	38,459	141,902
Loans, net	5,929,499	6,769,478
Accrued Interest Receivable	45,953	80,029
Premises and Equipment, net	19,368	29,523
Real Estate Held for Sale	8,075	—
Goodwill	121,482	121,482
Intangible Assets	29,842	30,203
Other Assets	485,883	383,203

	$7,897,576	$9,164,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$692,963	$755,457
Interest-bearing, including $101.4 million at fair value in 2008	4,321,939	4,405,246

Total deposits	5,014,902	5,160,703

Federal Funds Purchased and Other Borrowings	2,040	707,110
Securities Sold Under Agreements to Repurchase	375,000	635,597
Commercial Paper Issued	50,985	284,482
Federal Home Loan Bank Advances	1,185,000	1,245,000
Term Notes	19,967	19,371
Subordinated Capital Notes, including $118.3 million at fair value in 2008	306,392	251,170
Accrued Interest Payable	45,419	77,356
Other Liabilities	346,235	246,888

Total liabilities	7,345,940	8,627,677

Contingencies and Commitments (Notes 13, 14, 18, 19, 22 and 23)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	317,141	308,373
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(22,563)	(24,478)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	58,734	54,317

Total stockholders’ equity	551,636	536,536

	$7,897,576	$9,164,213

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006
Interest Income:
Loans	$547,973	$599,581	$535,327
Investment securities	47,402	67,830	74,023
Interest-bearing deposits	1,063	3,344	4,439
Federal funds sold and securities purchased under agreements to resell	4,333	3,455	4,531

Total interest income	600,771	674,210	618,320

Interest Expense:
Deposits	152,452	192,660	173,644
Securities sold under agreements to repurchase and other borrowings	78,680	153,955	138,499
Subordinated capital notes	13,317	15,916	15,571

Total interest expense	244,449	362,531	327,714

Net interest income	356,322	311,679	290,606
Provision for Loan Losses	175,523	147,824	65,583

Net interest income after provision for loan losses	180,799	163,855	225,023

Other Income:
Bank service charges, fees and other	44,685	47,201	49,078
Broker-dealer, asset management and insurance fees	74,808	68,265	56,973
Gain on sale of securities available for sale	5,154	1,265	—
Gain on sale of loans	3,253	6,658	1,994
Other income	19,935	24,731	10,424

Total other income	147,835	148,120	118,469

Other Operating Expenses:
Salaries and employee benefits	125,137	134,258	121,711
Occupancy costs	27,665	23,767	22,476
Equipment expenses	4,358	4,427	4,797
EDP servicing, amortization and technical assistance	41,860	39,255	40,084
Communication expenses	10,062	10,923	11,358
Business promotion	6,628	15,621	11,613
Goodwill and other intangibles impairment charges	—	43,349	—
Provision for claim receivable	25,120	—	—
Other taxes	13,101	12,334	11,514
Other operating expenses	70,696	60,082	54,230

Total other operating expenses	324,627	344,016	277,783

Income (loss) before (benefit) provision for income tax	4,007	(32,041)	65,709
(Benefit) Provision for Income Tax	(6,524)	4,204	22,540

Net Income (Loss) Available to Common Shareholders	$10,531	$(36,245)	$43,169

Basic and Diluted Earnings (Loss) per Common Share	$0.23	$(0.78)	$0.93

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Common Stock:
Balance at beginning of year	$126,626	$126,626	$126,626

Balance at end of year	126,626	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	308,373	304,171	304,171
Capital contribution	9,710	4,202
Payments to ultimate parent for long-term incentive plan	(942)	—	—

Balance at end of year	317,141	308,373	304,171

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)	(67,552)

Balance at end of year	(67,552)	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(24,478)	(44,213)	(41,591)
Unrealized net gain (loss) on investment securities available for sale, net of tax	13,449	18,227	(587)
Unrealized net gain (loss) on cash flow hedges, net of tax	1,237	(1,023)	(178)
Minimum pension (liability) benefit, net of tax	(12,771)	2,531	(1,750)
Adoption of SFAS No. 158, net of tax	—	—	(107)

Balance at end of year	(22,563)	(24,478)	(44,213)

Reserve Fund:
Balance at beginning of year	139,250	137,511	133,759
Transfer from undivided profits	—	1,739	3,752

Balance at end of year	139,250	139,250	137,511

Undivided Profits:
Balance at beginning of year	54,317	122,677	113,114
Net income (loss)	10,531	(36,245)	43,169
Transfer to reseve fund	—	(1,739)	(3,752)
Deferred tax benefit amortization	(4)	(3)	(5)
Common stock cash dividends	(9,329)	(29,849)	(29,849)
Cummulative effect of adoption of SFAS 159	3,219	—	—
Cummulative effect of adoption of FIN 48	—	(524)	—

Balance at end of year	58,734	54,317	122,677

Total stockholders’ equity	$551,636	$536,536	$579,220

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Comprehensive (loss) income
Net income (loss)	$10,531	$(36,245)	$43,169

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale, net of tax	14,142	18,170	(926)
Reclassification adjustment for (losses) gains included in net income (loss), net of tax	(693)	57	339

Unrealized gains (losses) on investment securities available for sale, net of tax	13,449	18,227	(587)

Unrealized gain (loss) on cash flow hedges, net of tax	1,237	(1,023)	(178)
Minimum pension (liability) benefit, net of tax	(12,771)	2,531	(1,750)

Total other comprehensive income (loss), net of tax	1,915	19,735	(2,515)

Comprehensive income (loss)	$12,446	$(16,510)	$40,654

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,531	$(36,245)	$43,169

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,096	16,276	17,595
Deferred tax benefit	(18,083)	(23,833)	(2,123)
Provision for loan losses	175,523	147,824	65,583
Goodwill and other intangibles impairment charges	—	43,349	—
Gain on sale of securities available for sale	(5,154)	(1,265)	—
Gain on sale of loans	(3,253)	(6,658)	(1,994)
Gain on sale of mortgage-servicing rights	—	(132)	(170)
(Gain) loss on derivatives	(3,946)	(249)	477
Gain on trading securities	(2,607)	(2,831)	(1,243)
Valuation loss on loans held for sale	7,357	—	—
Net discount accretion on securities	(2,877)	(6,782)	(3,421)
Net (discount accretion) premium amortization on loans	433	(1,793)	(3,994)
Accretion of debt discount	628	—	—
Share based compensation (benefit) sponsored by the ultimate parent	(1,210)	14,656	810
Provision for claim receivable	25,120	—	—
Purchases and originations of loans held for sale	(345,706)	(556,838)	(908,272)
Proceeds from sales of loans	437,177	305,183	180,463
Repayments of loans held for sale	17,109	22,511	6,579
Proceeds from sales of trading securities	2,215,946	2,553,127	9,750,934
Purchases of trading securities	(2,101,645)	(2,576,040)	(9,755,086)
Net change in:
Decrease (increase) in accrued interest receivable	32,382	22,215	(24,280)
Decrease (increase) in other assets	20,559	(116,664)	(70,230)
(Decrease) increase in accrued interest payable	(31,709)	(13,889)	26,085
(Decrease) increase in other liabilities	(3,469)	(48,111)	31,089

Total adjustments	427,671	(229,944)	(691,198)

Net cash provided by (used in) operating activities	438,202	(266,189)	(648,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest-bearing deposits	(1,955)	46,016	49,578
Proceeds from sales of investment securities available for sale	129,451	149,413	—
Proceeds from maturities of investment securities available for sale	8,858,239	36,258,629	29,621,084
Purchases of investment securities available for sale	(8,808,967)	(36,323,477)	(29,591,661)
Proceeds from maturities of other investment securities	40,727	16,526	—
Purchases of other investments	(37,800)	(30,375)	(8,848)
Repayment of securities and securities called	89,302	100,631	125,448
Payments on derivative transactions	(1,497)	(434)	(392)
Net decrease in loans	547,090	15,083	359,889
Proceeds from sales of mortgage-servicing rights	—	132	170
Proceeds from sale of buildings	—	56,750	—
Payment for the acquisition of net assets of consumer finance company, net of cash and cash equivalents acquired	—	—	(740,761)
Payment for the acquisition of net assets of insurance company, net of cash and cash equivalents acquired	—	—	(2,074)
Purchases of premises and equipment	(5,137)	(3,694)	(5,611)

Net cash provided by (used in) investing activities	809,453	285,200	(193,178)

(Continued)
The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(149,298)	(168,296)	89,349
Net (decrease) increase in federal funds purchased and other borrowings	(765,070)	323,710	859,554
Net decrease in securities sold under agreements to repurchase	(60,597)	(194,972)	(117,198)
Net (decrease) increase in commercial paper issued	(233,497)	74,933	(124,770)
Net decrease in term notes	—	(22,158)	1,314
Issuance of subordinated capital notes	60,000	54	124,078
Share based compensation (benefit) sponsored by the ultimate parent	(942)	—	—
Dividends paid	(16,790)	(29,849)	(29,849)

Net cash (used in) provided by financing activities	(1,166,194)	(16,578)	802,478

NET CHANGE IN CASH AND CASH EQUIVALENTS	81,461	2,433	(38,729)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	201,697	199,264	237,993

CASH AND CASH EQUIVALENTS, END OF YEAR	$283,158	$201,697	$199,264

(Concluded)
Supplemental Disclosures of Cash Flow Information:

	2008	2007	2006
	(Dollars in thousands)
Cash paid during the year for:
Interest	$274,186	$375,045	$301,264

Income taxes	$10,756	$23,648	$34,937

Noncash transactions:
Exercised options recognized as capital contribution	$6,661	$—	$—

Minimum pension benefit (liability)	$12,771	$2,531	$(1,750)

Initial adoption of SFAS No. 158	$—	$—	$(107)

Loan securitization	$107,691	$47,093	$11,685

Reclassification of premises to real estate held for sale	$8,075	$—	$—

Settlement by counterparty in bankruptcy of securities sold under agreement to repurchase	$200,228	$—	$—

Settlement by counterparty in bankruptcy of investment securities available for sale pledged under agreement to repurchase	$225,348	$—	$—

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
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
Following is a summary of the Corporation’s most significant accounting policies:
Nature of Operations and Use of Estimates
Santander BanCorp is a financial holding company offering a full range of financial services (including mortgage banking) through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiary (the “Bank”). The Corporation also engages in broker-dealer, asset management, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank, Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiary, Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation (a formerly wholly owned subsidiary of the Bank) was merged into the Bank and ceased to operate as a separate legal entity.
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
Investment Securities
Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in the consolidated statements of operations as part of other income. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of operations as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of income.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
All of the Corporation’s derivative instruments are recognized as assets or liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).
Prior to the adoption of Statement of Financial Accounting Standard (“SFAS” ) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115", in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period consolidated statements of operations along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the consolidated statements of operations. In connection with the adoption of SFAS 159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the consolidated statements of operations. The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the consolidated statements of operations. See Note 22 to the consolidated financial statements for more information.
In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and would be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in consolidated statements of income.
Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated, carried at fair value, and designated as a trading or non-hedging derivative instrument.
Loans Held for Sale
Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain and loss on sale of the loans in the consolidated statement of operations as part of other income.
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
The accrual of interest on commercial loans, construction loans, lease financing and closed-end consumer loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. Interest on mortgage loans is not recognized after four months in arrears on payments of principal or interest. Income is generally recognized on open-end (revolving credit) consumer loans until the loans are charged off. When interest accrual is discontinued, unpaid interest is reversed on all closed-end portfolios. Interest income is subsequently recognized only to the extent that it is collected. The non accrual status is discontinued when loans are made current by the borrower.
The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in (“SFAS”) No. 13, “Accounting for Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to results of operations over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

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
The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2008 had terms ranging from one month to five years.
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
Included in the review of individual loans are those that are impaired as defined by GAAP. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate, construction and mortgage loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectivity of both principal and interest when assessing the need for loss accrual.
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
An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when estimating the allowance for individual loans or pools of loans.
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
Real Estate Held for Sale
The Corporation owns certain real estate properties held for sale which are carried at the lower of cost or fair value, less estimated selling costs.
Other Real Estate
Other real estate, normally obtained through foreclosure or other workout situations, is included in other assets and stated at the lower of fair value or carrying value less estimated costs to sell. Upon foreclosure, the recorded amount of the loan is written-down, if applicable, to the fair value less estimated costs of disposal of the real estate acquired, by charging the allowance for loan losses. Subsequent to foreclosure, any losses in the carrying value of the asset resulting from periodic valuations of the properties are charged to expense in the period incurred. Gains or losses on disposition of other real estate and related maintenance expenses are included in current operations.
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
The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. The Corporation has not adopted SFAS 157 for fair value measurement of goodwill and intangible assets pursuant to FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” issued in February 2008.
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
Mortgage-servicing Rights
Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for each of the three years in the period ended December 31, 2008.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. At December 31, 2008 and 2007, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,281,000,000 and $1,056,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $4,001,000 and $3,254,000 at December 31, 2008 and 2007, respectively.

Trust Services
In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $200,000,000 and $1,113,000,000 at December 31, 2008 and 2007, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Treasury Stock
Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the consolidated balance sheets. As of December 31, 2008 treasury stock has not been retired or reissued.
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
The Corporation accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Earnings Per Common Share
Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for the years ended December 31, 2008 and 2007. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common stock equivalents were outstanding during the periods ended December 31, 2008, 2007 and 2006.
Reclassifications
Certain immaterial reclassifications were made to the 2007 consolidated financial statements to conform them with the current period financial statements presentation.

Recent Accounting Pronouncements that Affect the Corporation
The adoption of these accounting pronouncements had the following impact on the Corporation’s consolidated statements of income and financial condition:
•	Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” On November 5, 2007, the SEC issued SAB 109, which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this statement did not have material impact on the Corporation’s consolidated financial statements and disclosures.

•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159. As such, the Corporation did not adopt SFAS 157 for certain nonfinancial assets and liabilities, and is evaluating the impact, that the adoption may have on its consolidated financial statements and disclosures. In October 2008 the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active. The adoption of FSP 157-3 did not impact the Corporation’s financial condition and results of operations. See Note 24 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option, the Corporation reported an after-tax increase in opening retained earnings of $3.2 million. See Note 24 for additional information.

•	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39” In April 2007, the FASB issued FASB Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 in 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures.

•	FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” FSP FAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and additional disclosures about the current status of the payment/performance risk of financial guarantees. FSP FAS 133-1 and FIN 45-4 are effective for financial reporting periods (annual or interim) ending after November 15, 2008. Accordingly, the Corporation adopted the provisions of FSP FAS 133-1 and FIN 45-4 as of December 31, 2008. The adoption of FAS 133-1 and FIN45-4 did not impact the Corporation’s financial condition and results of operations.

•	FSP 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, which intended to improve disclosures about a company’s involvement with variable interest entities by requiring more information about the assumptions made in determining whether or not to consolidate a variable interest entity, the nature of restrictions on a variable interest entity’s assets, as well as the risks associated with an enterprise’s involvement with the variable interest entity. FSP 140-4 and FIN46(R)-8 are effective December 15, 2008. This statement did not have an impact on the Corporation’s financial statement.
          The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial condition and results of operations.
•	SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141.)” In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings.

•	SFAS No. 160,“Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). Management is evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.

•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure

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

•	Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets"(“FSP FAS 142-3”). In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3. This FASB Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. The Corporation is evaluating the potential impact of adopting this FSP.

•	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Corporation is evaluating the effects, if any, that the adoption of this statement may have on its consolidated financial statements.

•	FSP 132(R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets”. In December of 2008, the FASB issued FSP 132(R)-1 which intend to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk. FSP 132(R)-1 will be applicable to the Corporation on January 1, 2009. The Corporation is currently evaluating the requirements of FSP 132(R)-1 will have on its financial statements.

2. Trading Securities:
Proceeds from sales of trading securities during 2008, 2007 and 2006 were approximately $2,215,946,000, $2,553,127,000 and $9,750,934,000, respectively. Net realized gains of approximately $4,157,000, $2,660,000 and $1,117,000 were recognized during 2008, 2007 and 2006, respectively. During 2008 an unrealized holding loss of $1,327,000 was recognized and during 2007 and 2006, unrealized holding gains of $3,000 and $96,000 were recognized, respectively. A trading loss on futures transactions of $222,000 was realized in 2008 and gains on futures transactions of $168,000 and $30,000 were realized in 2007 and 2006, respectively.

3. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$164,844	$1,164	$1	$166,007	2.30%
After one year to five years	5,658	251	—	5,909	3.99%

	170,502	1,415	1	171,916	2.36%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	6	1,454	4.23%
After one year to five years	133,185	347	384	133,148	5.23%
After five years to ten years	9,545	29	95	9,479	5.18%
Over ten years	4,505	33	3	4,535	5.55%

	148,695	409	488	148,616	5.22%

Mortgage-backed securities:
After five years to ten years	193,630	2,258	73	195,815	4.39%
Over ten years	282,235	3,525	45	285,715	5.41%

	475,865	5,783	118	481,530	4.99%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$795,112	$7,607	$607	$802,112	4.47%

	December 31, 2007
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$317,974	$137	$233	$317,878	3.63%
After one year to five years	354,281	1,703	184	355,800	3.91%

	672,255	1,840	417	673,678	3.78%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,370	—	3	1,367	3.99%
After one year to five years	20,245	—	470	19,775	4.44%
After five years to ten years	15,186	84	159	15,111	5.21%
Over ten years	13,091	62	118	13,035	5.73%

	49,892	146	750	49,288	5.00%

Mortgage-backed securities:
After five years to ten years	232,420	—	7,296	225,124	4.40%
Over ten years	324,112	—	4,054	320,058	5.41%

	556,532	—	11,350	545,182	4.99%

Foreign securities:
After one year to five years	50	—	—	50	4.65%

	$1,278,729	$1,986	$12,517	$1,268,198	4.35%

The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 2.1 years at December 31, 2008, comprised of approximately 0.3 years for treasuries and agencies of the United States Government, 3.3 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 2.3 years for mortgage backed securities and 0.8 year for all other securities.
The number of positions, fair value and unrealized losses at December 31, 2008 and 2007, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$30,000	$1	—	$—	$—	1	$30,000	$1
Commonwealth of Puerto Rico and its subdivisions	1	705	72	14	19,338	416	15	20,043	488
Mortgage-backed securities	—	—	—	4	33,091	118	4	33,091	118

	2	$30,705	$73	18	$52,429	$534	20	$83,134	$607

	December 31, 2007
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	5	$228,590	$57	4	$152,132	$360	9	$380,722	$417
Commonwealth of Puerto Rico and its subdivisions	1	9,162	118	18	30,420	632	19	39,582	750
Mortgage-backed securities	—	—	—	31	545,182	11,350	31	545,182	11,350

	6	$237,752	$175	53	$727,734	$12,342	59	$965,486	$12,517

The Corporation evaluates its investment securities for other-than-temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of operations is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent and ability to hold the securities for a period of time sufficient to allow for any forecasted recovery of fair value up to (or beyond) the cost of the investment.
As of December 31, 2008 and 2007, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. All U.S. and P.R. Government agencies securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and 2007. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will be settled at a price not less than the amortized cost of the Corporation’s investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and 2007.

Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.
The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
Proceeds from sales of investment securities available for sale were approximately $129,451,000 and $149,413,000 in 2008 and 2007, respectively. There were no sales of investment securities available for sale during 2006. Net gains of approximately $5,154,000 and $1,265,000 were realized in 2008 and 2007, respectively.
4. Assets Pledged:
At December 31, 2008 and 2007, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of December 31 were as follows:

	2008	2007
	(Dollars in thousands)

Investment securities available for sale	$227,658	$425,754
Other investment securities	53,325	56,025
Loans	2,511,098	2,314,359

	$2,792,081	$2,796,138

Pledged securities that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheets. At December 31, 2008 and 2007, investment securities with a carrying value of approximately $408,650,000 and $683,326,000, respectively, were pledged to securities sold under agreements to repurchase.
5. Loans:
The Corporation’s loan portfolio at December 31 consists of the following:

	2008	2007
	(Dollars in thousands)

Commercial and industrial	$2,165,613	$2,562,101
Consumer	565,833	641,593
Consumer finance	996,919	946,209
Leasing	64,065	98,987
Construction	194,596	486,284
Mortgage	2,553,328	2,539,811

	6,540,354	7,274,985
Unearned income and deferred fees/costs:
Commercial and industrial	(290)	(3,459)
Consumer finance	(418,676)	(335,096)
Allowance for loan losses	(191,889)	(166,952)

Loans, net	$5,929,499	$6,769,478

During the year ended December 31, 2008, the Corporation sold certain loans including some classified as impaired to an affiliate for $300.1 million in cash. These loans had a net book value of $300.1 million comprised of an outstanding principal balance of $334.6 million and a specific valuation allowance of $34.5 million. The type of loans sold, at net book value was $212.3 million in construction loans and $87.8 million in commercial loans. No gain or loss was recognized on this transaction.
At December 31, the recorded investment in loans that were considered impaired is as follows:

	2008	2007
	(Dollars in thousands)

Impaired loans which require allowance	$77,562	$152,907
Impaired loans that did not require allowance	23,317	52,681

Total impaired loans	$100,879	$205,588

Allowance for impaired loans	$18,410	$25,594

Impaired loans measured based on fair value of collateral	$87,637	$81,260

Impaired loans measured based on discounted cash flows	$13,242	$124,328

Interest income recognized on impaired loans	$554	$705

The average balance of impaired loans for the years ended December 31, 2008 and 2007 was approximately $143 million and $105 million, respectively.
The following schedule reflects the approximate outstanding principal amount and the effect on earnings of non-accruing loans and past due loans still on an interest accrual basis.

	2008	2007	2006
	(Dollars in thousands)

Principal balance as of December 31	$212,714	$294,438	$106,852

Interest income which would have been recorded had the loans not been classified as non-accruing	$9,268	$7,708	$3,112

Loans past due ninety days or more and still accruing interest	$13,462	$7,162	$20,938

6. Allowance for Loan Losses:
Changes in the allowance for loan losses are summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$166,952	$106,863	$66,842
Allowance acquired (Island Finance)	—	—	35,104
Provision for loan losses	175,523	147,824	65,583

	342,475	254,687	167,529

Losses charged to the allowance:
Commercial and industrial	17,782	10,375	9,792
Construction	32,257	2,710	—
Mortgage	1,257	1,768	—
Consumer	44,682	29,281	16,679
Consumer Finance	56,444	44,484	38,345
Leasing	2,064	2,742	2,071

	154,486	91,360	66,887

Recoveries:
Commercial and industrial	626	1,192	2,463
Construction	20	—	—
Consumer	1,256	904	1,677
Consumer Finance	1,517	1,088	1,314
Leasing	481	441	767

	3,900	3,625	6,221

Net loans charged-off	150,586	87,735	60,666

Balance at end of year	$191,889	$166,952	$106,863

7. Premises and Equipment:
The Corporation’s premises and equipment at December 31 are as follows:

	Useful life
	in years	2008	2007
		(Dollars in thousands)

Land		$1,037	$5,273
Buildings	50	1,110	9,940
Equipment	3-10	43,649	43,498
Leasehold improvements	Various	30,230	27,030

		76,026	85,741
Accumulated depreciation and amortization		(56,658)	(56,218)

Premises and Equipment, net		$19,368	$29,523

Depreciation and amortization of premises and equipment for the years ended December 31, 2008, 2007 and 2006 were approximately $7.2 million, $8.1 million and $7.6 million, respectively.

On December 20, 2007, the Bank, after a bidding process that included the participation of several potential purchasers, consummated sale and lease-back transactions (the “Agreements”) with two unaffiliated third parties for the Bank’s two principal properties and 200 parking spaces in a parking facility currently under construction, which is pending acquisition from Crefisa, Inc., an affiliate. The two properties are (i) the Banco Santander Headquarters Building, a seven story corporate headquarters building located at 207 Ponce de León Avenue, Hato Rey, Puerto Rico, including a related parking facility (the “Headquarters Facility”); and (ii) the Santander Operations Facility, a nine story building located at No. 3 Arterial Hostos Avenue, New San Juan Center, Hato Rey, Puerto Rico (the “Operations Facility”). The Bank has entered into an agreement with Crefisa to purchase 200 parking spaces in a parking facility under construction, at terms and conditions similar to those that Crefisa has under an option agreement with the developer of the parking facility. The Headquarters Facility and the Operations Facility were sold on an “as-is, where-is” basis for a sales prices of $31.5 million and $25.3 million in cash, respectively, and resulted in a gain which has been deferred (as described below) of $20.0 million and $12.6 million, respectively. The sales price of the 200 parking spaces is $5.5 million which equals the purchase price that they will be acquired from Crefisa, Inc., and accordingly there is no gain or loss on such transaction.
In connection with the execution of the Agreements, the Bank entered into long-term lease agreements for the properties and the parking spaces. The lease agreements are for an initial term of fifteen (15) years, commencing on December 20, 2007 (the “Effective Date”) for the properties and June 2008 for the parking spaces, and ending on December 31, 2022. The Bank may extend each lease for two (2) consecutive five (5) year periods (the “Option Terms”), on substantially the same terms and conditions; provided, that, in the case of the Headquarters Facility, the Bank may, at its discretion, extend the lease for all or a portion of the building, as described in the lease agreements. Commencing on the Effective Date and continuing throughout the initial term, the Bank will pay a monthly rent of $224,270 for the Headquarters Facility, $174,542 for the Operations Facility, and $25,000 for the parking spaces, subject to certain escalation provisions (related to changes in the U.S. CPI) described in the lease agreements. In addition, the monthly rent payable under each of the agreements is subject to a fair market value adjustment at the beginning of each of Option Terms. Management has classified these leases as operating leases. The gain on the sale of the properties, which aggregated $32.6 million, was recognized in 2007 as a deferred gain and is being amortized in proportion to the related gross rental charged to expense over the lease term of the properties.
As of December 31, 2008, the Corporation owned nineteen facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies one hundred twenty-two leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at Torre Santander building in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and at the Operational Center in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.
In addition, during 2008, the Corporation reclassified $8.1 million from Premises and Equipment to Real Estate held for Sale.
8. Real Estate Held for Sale:
The Corporation owns certain real estate properties held for sale which are carried at the lower of cost or fair value, less estimated selling cost.
9. Goodwill and Other Intangible Assets:
Goodwill
The Corporation has assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	2008	2007
	(Dollars in thousands)

Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and the goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006.

As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. SFAS No. 142 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures. The Corporation performed its annual impairment assessments as of October 1, 2007 with the assistance of the independent valuation specialist. The Corporation determined that no impairment charge was necessary as of October 1, 2007. Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2008, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles were not impaired.
Other Intangible Assets
Other intangible assets at December 31, were as follows:

	2008	2007
	(Dollars in thousands)

Commercial Banking — Mortgage-servicing rights	$10,175	$9,631
Wealth Management — Advisory-servicing rights	1,267	1,572
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	100	700

	$29,842	$30,203

Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreements are intangible assets related to the acquisition of Island Finance. Non-compete agreements are being amortized approximately over 1 year.
The following table reflects the components of other intangible assets at December 31:

	December 31, 2008
	Gross	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
	(Dollars in thousands)

Commercial Banking — Mortgage-servicing rights	$18,382	$8,207	$—	$10,175
Wealth Management — Advisory-servicing rights	3,050	1,783	—	1,267
Consumer Finance:
Trade name	18,300	—	—	18,300
Non-compete agreements	3,356	3,256	—	100

	$43,088	$13,246	$—	$29,842

	December 31, 2007
	Gross	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
	(Dollars in thousands)

Commercial Banking - Mortgage-servicing rights	$15,670	$6,039	$—	$9,631
Wealth Management - Advisory-servicing rights	3,050	1,478	—	1,572
Consumer Finance:
Trade name	23,700	—	5,400	18,300
Customer relationships	10,600	1,413	9,187	—
Non-compete agreements	5,300	2,656	1,944	700

	$58,320	$11,586	$16,531	$30,203

Amortization of the other intangibles assets for the period ended December 31, 2008, 2007 and 2006 were approximately $3.1 million, $3.8 million and $4.1 million, respectively.
The estimated amortization expense for each of the next five years and thereafter of the finite lived intangible assets is the following:

Year	Amortization
( in thousands)

2009	$2,560
2010	2,146
2011	1,999
2012	1,646
2013	999
Thereafter	2,192

$11,542

10. Other Assets:
Other assets at December 31 consist of the following:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)

Deferred tax assets, net (See note 17)	$56,542	$37,199
Accounts receivable, net of allowance for claim receivable of $25.1 million in 2008	40,581	38,617
Repossesed assets, net	22,306	16,448
Software, net	7,295	8,069
Prepaid expenses	13,835	13,987
Income tax credit	19,645	237
Customers’ liabilities on acceptances	610	783
Derivative assets	197,192	79,969
Confirming advances	122,540	179,376
Other	5,337	8,518

	$485,883	$383,203

Amortization of software assets for the years ended December 31, 2008, 2007 and 2006 was approximately $4.8 million, $4.4 million and $5.9 million, respectively.
The Law 197 of Puerto Rico (“Law 197”) of 2007 grants certain credits to home buyers on the purchase of certain qualified new or existing homes. The incentives are as follows: (a) for a newly constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for newly constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower. The credits are generally granted to home buyers by the financial institutions financing the home acquisition and later claimed on the financial institution’s tax return as a tax credit. Credits available under Law 197 need to be certified by the Puerto Rico Secretary of Treasury and the total amount of credits available under the law was $220,000,000, which was depleted in December of 2008.
The tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commenced after December 31, 2010. The Corporation had $19.6 million unused income tax credits certified by the Secretary at December 31, 2008. Management is evaluating the effects that the implementation of this law will have on its results of operations.
11. Deposits:
At December 31, 2008 and 2007, interest-bearing deposits, including time deposits, amounted to $4,322 million and $4,405 million, respectively. At December 31, 2008 and 2007, time deposits amounted to approximately $2,617 million and $2,772 million, respectively, of which approximately $299 million and $927 million, respectively, mature after one year.
Maturities of time deposits for the next five years and thereafter follow:

Year	Amount
(In thousands)

2009	$2,318,234
2010	146,874
2011	43,111
2012	32,239
2013	28,498
Thereafter	47,892

$2,616,848

The detail of deposits and interest expense are as follows:

	2008		2007		2006
	Carrying	Interest	Carrying	Interest	Carrying	Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(Dollars in thousands)
Non interest bearing

Private demand	$692,681	$—	$755,077	$—	$745,685	$—
Public demand	282	—	380	—	404	—

	692,963	—	755,457	—	746,089	—

Savings deposits
Savings	675,885	16,923	608,195	20,673	707,695	21,668
NOW and other transactions	1,029,206	18,021	1,025,490	31,112	1,053,612	27,802

	1,705,091	34,944	1,633,685	51,785	1,761,307	49,470

Certificates of deposits
Under $100,000	254,368	8,886	271,782	13,715	265,567	12,833
$100,000 and over	2,362,480	108,622	2,499,779	127,160	2,541,011	111,341

	2,616,848	117,508	2,771,561	140,875	2,806,578	124,174

	$5,014,902	$152,452	$5,160,703	$192,660	$5,313,974	$173,644

12. Other Borrowings:
Following are summaries of borrowings as of and for the periods indicated:

	December 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at year-end	$2,040	$375,000	$50,985

Average indebtedness outstanding during the year	$190,097	$523,873	$209,480

Maximum amount outstanding during the year	$751,000	$625,006	$625,000

Average interest rate for the year	4.21%	4.87%	3.60%

Average interest rate at year-end	0.09%	4.35%	0.75%

	December 31, 2007
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at year-end	$707,110	$635,597	$284,482

Average indebtedness outstanding during the year	$723,364	$756,117	$379,351

Maximum amount outstanding during the year	$800,000	$851,578	$676,957

Average interest rate for the year	5.77%	5.48%	5.48%

Average interest rate at year-end	5.14%	5.43%	5.31%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$—	$7,110
Thirty to ninety days	—	700,000
Over ninety days	2,040	—

Total	$2,040	$707,110

Securities sold under agreements to repurchase:
Within thirty days	$—	$10,591
Thirty to ninety days	75,000	—
Over ninety days	300,000	625,006

Total	$375,000	$635,597

Commercial paper issued:
Within thirty days	$50,985	$284,482

As of December 31, 2008 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 11.97 months.

As of December 31, 2008 and 2007, securities sold under agreements to repurchase (classified by counterparty) were as follows:

December 31, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)

JP Morgan Chase Bank, N.A.	$375,000	$408,650	10.98

	December 31, 2007
			Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
	(Dollars in thousands)

JP Morgan Chase Bank, N.A.	$375,000	$396,540	23.05
Lehman Brothers, Inc.	255,590	279,786	49.09
First Puerto Rico Daily Liquidity Fund	5,007	7,000	0.07

	$635,597	$683,326	33.34

The following investment securities were sold under agreements to repurchase:

December 31, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)

Mortgage-backed securities	$408,650	$375,000	$408,650	5.12%	4.35%

	December 31, 2007
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
	(Dollars in thousands)

Obligations of U.S. Government and agencies	$270,821	$250,006	$270,821	4.79%	5.76%
Mortgage-backed securities	412,505	385,591	412,505	5.22%	5.22%

Total	$683,326	$635,597	$683,326	5.05%	5.43%

13. Advances from Federal Home Loan Bank:
Advances from Federal Home Loan Bank consisted of the following:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)

Non-callable advances at 4.74% average fixed rate with maturities during 2008	$—	$420,000
Non-callable advances at 2.63% average fixed rate with maturities during 2009	310,000	—
Non-callable advances at 2.98% average fixed rate with maturities during 2010	500,000	—
Non-callable advances at 3.85% average fixed rate with maturities during 2011	325,000	—
Non-callable advances at 5.07% averages floating rates tied to 3-month LIBOR with maturities during 2008	—	825,000
Non-callable advances at 4.28% average floating rate tied to 3-month LIBOR with maturities during 2009	50,000	—

	$1,185,000	$1,245,000

The Corporation had $2.1 billion and $2.0 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of December 31, 2008 and December 31, 2007, respectively.
14. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term notes payable outstanding consisted of the following:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(1,848)	(2,444)

	$19,967	$19,371

Subordinated Capital Notes
Subordinated capital notes at December 31 consisted of the following:

	2008	2007
	(Dollars in thousands)
Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$—
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	72,076	73,260
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	46,206	50,236
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	307,282	252,496
Unamortized discount	(890)	(1,326)

	$306,392	$251,170

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
15. Reserve Fund:
The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of the Bank’s annual net income be made, until such fund equals 100% of total paid-in capital, on common and preferred stock. Such transfers restrict the retained earnings, which would otherwise be available for dividends. At December 31, 2008 and 2007, the reserve fund amounted to approximately $139.3 million. A transfer to Reserve Fund was not required in 2008 because the Bank had a net loss for the period.
16. Common Stock Transactions:
During 2008 and 2007, the Corporation declared and paid a cash dividend of $0.20 and $0.64 per common share, respectively. The current annualized dividend yield is 1.6% and 7.4% for the years ended December 31, 2008 and 2007, respectively. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, these prudent measures will preserve and continue to reinforce the Corporation’s capital position.
The Corporation adopted and implemented Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs, the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase Program under which it may acquire up to 3% of its outstanding common shares. As of December 31, 2008 and 2007, a total of 4,011,260 common shares with a cost of approximately $67,552,000 had been repurchased under these programs and are recorded as treasury stock in the accompanying consolidated balance sheets.

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
The Corporation is also subject to federal income tax on its United States (U.S.) source income. However, the Corporation had no taxable U.S. income for each of the three years in the period ended December 31, 2008. The Corporation is not subject to federal income tax on U.S. Treasury securities that qualify as portfolio interest.
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
The components of the provision for income tax for the years ended December 31 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Current tax provision	$11,559	$28,037	$24,663
Deferred tax benefit	(18,083)	(23,833)	(2,123)

(Benefit) provision for income tax	$(6,524)	$4,204	$22,540

The difference between the income tax provision (benefit) and the amount computed using the statutory rate is due to the following:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Income tax at statutory rate	$1,563	39%	$(12,496)	39%	$25,626	39%
Benefits of net tax-exempt income	(5,917)	(148%)	(6,247)	19%	(5,684)	(9%)
Effect of surtaxes	—	0%	—	0%	2,269	3%
Deferred tax valuation allowance change	(2,458)	(61%)	23,103	(72%)	—	0%
Other	288	7%	(156)	0%	329	1%

(Benefit ) provision for income tax	$(6,524)	(163%)	$4,204	(14%)	$22,540	34%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	2008	2007
	(Dollars in thousands)
Deferred Tax Assets:
Unrealized loss on investment securities available for sale	$—	$2,902
Valuation of mortgage loans	2,869	—
Allowance for loan losses	39,613	28,680
Long term incentive plans	3,939	6,788
Deferred gain on sale of properties	4,560	4,966
Postretirement and pension benefits	18,126	9,961
Amortization of intangibles and impairment charges	—	3,047
Insurance cancellations	1,499	2,255
Valuation on claim receivable	9,797	—
Other	9,950	5,785

	90,352	64,384

Deferred Tax Liabilities:
Net deferred loan origination costs	(971)	(1,160)
Unrealized gain on investment securities available for sale	(1,777)	—
Unrealized gain on derivatives	(1,972)	—
Valuation subordinated note	(2,620)	—
Mortgage-servicing rights and other	5,735	(2,922)

	13,075	(4,082)

Valuation allowance	(20,735)	(23,103)

Deferred tax asset, net	$56,542	$37,199

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.6 million and $0.1 million at December 31, 2008. Accordingly, a deferred tax asset valuation allowance of $20.6 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at December 31, 2008.
Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized a decrease of $0.5 million in the January 1, 2007 balance of retained earnings and an increase in the liability for unrecognized tax benefits. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions, including interest and penalties, is as follows:

	For the year ended
	December 31, 2008	December 31, 2007
	(in thousands)

Balance at begining of the year	$16,507	$12,676
Gross increases for tax positions of prior years	15,429	2,980
Gross decreases for tax positions of prior year	(1,931)	—
Gross increases for tax positions of current year	2,523	2,424
Release of contingencies	(958)	(1,573)

Balance at end of the year	$31,570	$16,507

The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2008 and 2007, the Corporation recognized $1.3 million and $1.4 million of interest and penalties, respectively, for uncertain tax positions. As of December 31, 2008 and 2007, the related accrued interest amounted to approximated $3.7 million and $2.6 million, respectively. As of December 31, 2008 and 2007, the Corporation had $10.3 million and $10.4 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2008, the years 2004 through 2007 remain subject to examination by the Puerto Rico tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
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
The Corporation leases certain operating facilities under non-cancelable operating leases, including leases with related parties, and has other agreements expiring at various dates through 2027. Rent expense charged to operations related to these leases was approximately $13,570,000, $10,271,000 and $10,269,000 for 2008, 2007 and 2006, respectively. At December 31, 2008, the minimum unexpired commitments for leases and other commitments are as follows:

Year	Leases	Other commitments	Total
		(In thousands)

2009	$12,872	$19,206	$32,078
2010	11,627	—	11,627
2011	10,323	—	10,323
2012	9,502	—	9,502
2013	8,782	—	8,782
Thereafter	56,142	—	56,142

	$109,248	$19,206	$128,454

19. Employee Benefits Plan:
Pension Plan
The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “Central Hispano Plan”). The Corporation’s Plan uses a December 31 measurement date for both plans.
The Corporation requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss (AOCL) pursuant the SFAS No. 158. Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard.
Amounts included in AOCL (pre-tax) as of December 31, 2008 were as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
	(Dollars in thousands)
Net transition asset	$(15)	$—	$(15)
Net actuarial loss	46,384	108	46,492

	$46,369	$108	$46,477

The amounts in AOCL that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

	Pension	Post retirement
	Plans	Benefit Plans	Total
	(Dollars in thousands)
Net transition asset	$(2)	$—	$(2)
Net actuarial loss	1,936	10	1,946

	$1,934	$10	$1,944

The following presents the funded status of the Corporation’s Plan at December 31, based on the actuarial assumptions described below.

	2008	2007
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$36,923	$39,444
Interest cost on projected benefit obligation	2,355	2,279
Actuarial (gain) loss	2,820	(3,243)
Benefit distributions	(1,683)	(1,557)

Projected benefit obligation at end of year	40,415	36,923

Change in plan assets:
Fair value of plan assets at beginning of year	35,740	30,266
Actual return on plan assets	(8,028)	1,288
Employer contributions	1,990	5,743
Benefit distributions	(1,683)	(1,557)

Fair value of plan assets at end of year	28,019	35,740

Funded status	(12,396)	(1,183)
Unrecognized net actuarial gain	20,103	6,756
Unrecognized transition amount	(15)	(16)

Prepaid (accrued) pension benefit	$7,692	$5,557

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(12,396)	$(1,183)
Accumulated other comprehensive income	20,088	6,740

Net amount recognized	$7,692	$5,557

(Decrease) increase in minimum liability included in other comprehensive income	$13,348	$(2,225)

Projected benefit obligation	$40,415	$36,923
Accumulated benefit obligation	$40,415	$36,923
Fair value of plan assets	$28,019	$35,740
For each of the three years in the period ended December 31, the pension costs for the Corporation’s Plan included the following components:

	2008	2007	2006
	(Dollars in thousands)

Service cost during the year	$—	$—	$1,762
Interest cost on projected benefit obligation	2,355	2,279	2,369
Expected return on assets	(2,729)	(2,718)	(2,228)
Net amortization	229	411	773
Curtailment loss	—	—	754

Net periodic pension (benefit) cost	$(145)	$(28)	$3,430

Assumptions used to determine benefit obligation for the Corporation’s Plan as of December 31, included:

	2008	2007	2006

Discount rate	6.00%	6.50%	5.75%

Rate of compensation increase	n/a	n/a	3.00%

Assumptions used to determine net periodic pension cost for the Corporation’s Plan as of December 31 included:

	2008	2007	2006

Discount rate	6.50%	5.75%	6.00%

Rate of compensation increase	n/a	n/a	3.00%

Expected return on plan assets	7.50%	8.50%	8.50%

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
The Corporation’s Plan asset allocations at December 31, by asset category are as follows:

	2008	2007

Asset Category:
Equity securities	50%	56%
Debt securities	48%	38%
Other	2%	6%

Total	100%	100%

The expected contribution to the Corporation’s Plan for 2009 is $584,000.

The following presents the funded status of the BCH Plan at December 31, 2008 and November 30, 2007 based on the actuarial assumptions described below:

	2008	2007
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,931	$32,889
Interest cost on projected benefit obligation	2,008	1,838
Actuarial (gain) loss	(470)	195
Benefit distributions	(1,723)	(1,991)

Projected benefit obligation at end of year	32,746	32,931

Change in plan assets:
Fair value of plan assets at beginning of year	27,625	25,385
Actual return on plan assets	(6,298)	1,991
Employer contributions	1,956	2,240
Benefit distributions	(1,723)	(1,991)

Fair value of plan assets at end of year	21,560	27,625

Funded status	(11,186)	(5,306)
Contributions after measurement date and/or before end of year	—	610
Unrecognized actuarial gain	26,281	18,749

Prepaid pension benefit	$15,095	$14,053

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(11,186)	$(4,696)
Accumulated other comprehensive income	26,281	18,749

Net amount recognized	$15,095	$14,053

(Decrease) increase in minimum liability included in other comprehensive income	$7,532	$(1,801)

Projected benefit obligation	$32,746	$32,931
Accumulated benefit obligation	$32,746	$32,931
Fair value of plan assets	$21,560	$27,625
For each of the three years in the period ended December 31, 2008 and November 30, 2007 and 2006, the pension costs for the BCH Plan included the following components. Effective November 30, 1996, the benefits in this plan were frozen.

	2008	2007	2006
	(Dollars in thousands)

Interest cost on projected benefit obligation	$1,853	$1,838	$1,998
Expected return on assets	(2,092)	(2,170)	(2,199)
Net amortization	520	513	513

Net periodic pension cost	$281	$181	$312

Assumptions used to determine benefit obligation for the BCH Plan as of December 31, 2008 and November 30, 2007 and 2006, included:

	2008	2007	2006

Discount rate	6.00%	5.75%	5.75%

Rate of compensation increase	n/a	n/a	0.00%

Assumptions used to determine net periodic pension cost for the BCH Plan as of December 31, 2008 and November 30, 2007 and 2006 included:

	2008	2007	2006

Discount rate	5.75%	5.75%	6.00%

Rate of compensation increase	n/a	n/a	0.00%

Expected return on plan assets	7.50%	8.50%	8.50%

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
The Corporation’s asset allocations for the BCH Plan at November 30 by asset category are as follows:

	2008	2007

Asset Category:
Equity securities	49%	57%
Debt securities	49%	36%
Other	2%	7%

Total	100%	100%

The expected contribution to the BCH Plan for 2009 is $522,000.
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

Expected future benefit payments for the plans at the end of their respective fiscal years are as follows:

	Corporation’s	BCH
	Plan	Plan
	(Dollars in thousands)
2009	$1,668	$2,026
2010	1,742	2,077
2011	1,806	2,509
2012	1,891	2,163
2013	2,007	3,868
2014 through 2018	11,375	16,265
Savings Plan
The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contributions for the years ended December 31, 2008, 2007 and 2006, amounted to $1,110,000, $1,476,000 and $1,554,000, respectively.
20. Long Term Incentive Plans:
Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Group to the participants and is classified as a liability plan. Accordingly, the Corporation accrued a liability and recognized monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.1 million due to a favorable change in plan valuation during the year ended December 31, 2008 and $10.3 million of compensation expense for the same period in 2007. As options were exercised during 2008, $6.7 million was reclassified to additional paid in capital.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution in the Corporations’ 2007 consolidated statement of changes in stockholders equity.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Spain to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $2.9 million for the year ended December 31, 2008 and $0.2 million for the year ended December 31, 2007.

21. Related Party Transactions:
The Corporation engages in transactions with affiliated companies in the ordinary course of business. At December 31, 2008, 2007 and 2006 and for the years then ended, the Corporation had the following balances and/or transactions with related parties:

	2008	2007	2006
	(Dollars in thousands)
Deposits from related parties	$695,948	$17,344	$60,062
Interest-bearing deposits with affiliates	3,757	1,106	555
Other borrowings from an affiliate	60,000	—	—
Loans to directors, officers, and related parties (on substantially the same terms and credit risks as loans to third parties)	2,604	3,288	4,388
Technical assistance income for services rendered	3,651	2,769	2,893
Operating expenses for EDP services received	17,288	13,461	14,527
Technical assistance expense for software development	753	199	595
Rental income	439	441	319
Fair value of derivative financial instruments purchased from affiliates	(158,552)	(26,917)	21,780
Fair value of derivative financial instruments sold to affiliates	(1,417)	354	1,000
Loans sold to an affiliate	300,097	10,465	—

22. Derivative Financial Instruments:
As of December 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Gain* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2008	Dec. 31, 2008
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,237
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	125,000	5,210	4,311	—
OTHER DERIVATIVES
Options	118,214	3,774	(18,995)	—
Embedded options on stock-indexed deposits	118,214	(3,774)	18,974	—
Interest rate caps	583	(13)	(20)	—
Customer interest rate caps	583	13	20	—
Customer interest rate swaps	1,729,209	176,447	130,778	—
Interest rate swaps-offsetting position of customer swaps	1,729,209	(176,787)	(131,991)	—
Interest rate swaps	90,000	287	821	—
Loan commitments	3,862	93	48	—

			$3,946	$1,237

*	Net of tax
As of December 31, 2007, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Loss* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2007	Dec. 31, 2007
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$650,000	$(2,027)	$—	$(1,023)
FAIR VALUE HEDGES
Interest rate swaps	937,863	(4,425)	(465)	—
OTHER DERIVATIVES
Options	133,562	22,590	134	—
Embedded options on stock-indexed deposits	133,562	(22,590)	(134)	—
Interest rate caps	7,381	7	(58)	—
Customer interest rate caps	7,381	(7)	58	—
Customer interest rate swaps	1,496,798	44,380	44,432	—
Interest rate swaps-offsetting position of customer swaps	1,498,381	(43,589)	(44,068)	—
Interest rate swaps	242,000	(534)	315	—
Loan commitments	1,451	45	35	—

			$249	$(1,023)

*	Net of tax
The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The Corporation’s policy is that each swap contract be specifically tied to assets or liabilities with the objective of transforming the interest rate characteristic of the hedged instrument. During 2006, the Corporation swapped $825 million of FHLB Adjustable Rate Credit Advances with maturities between July 2007 and

November 2008. The purpose of this swap was to fix the interest paid on the underlying borrowings. These swaps were designated as cash flow hedges. The Corporation had a $100 million floating-for-fixed interest rate swap with Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and the default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on these swaps. The net loss of $371,000 was reclassified into earnings in the last quarter of 2008. As of December 31, 2007, the Corporation had outstanding $650 million of interest rate swaps designed as cash flow hedges. As of December 31, 2007 the total amount, net of tax, included in accumulated other comprehensive income was an unrealized loss of $1.2 million.
Prior to the adoption of SFAS 159, changes in the value of the derivatives instruments qualifying as fair value hedges that have been highly effective were recognized in the current period results of operations along with the change in the value of the designated hedged item. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and fair value adjustment to the hedge item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. After adoption of SFAS 159 for certain callable brokered certificates of deposit and subordinated capital notes, the hedge relationship was terminated, and both previously hedged items and the respective hedging derivatives are presented at fair value with changes recorded in the current period results of operations.
The Corporation hedges certain callable brokered certificates of deposit and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for hedge accounting treatment under SFAS 133. For designated fair value hedges, the changes in the fair value of both the hedging instrument and the underlying hedged instrument were included in other income and the interest flows were included in the net interest income in the consolidated statements of operations. In connection with the adoption of SFAS 159, the Corporation elected the fair value option for certain callable brokered certificates of deposit and subordinated capital notes and is no longer required to maintain hedge accounting documentation to achieve a similar financial statements outcome.
As of December 31, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125.0 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.24% and 6.22%, respectively. As of December 31, 2008, the Corporation had a subordinated note amounting to approximately $125 million, with a fair value of $118.3 million, swapped to create a floating rate source of funds. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated $23.8 million of fixed-for-floating interest rate swaps. The derivative liability of the swaps with LBSF was $681,535 as of September 19, 2008 and was paid on December 5, 2008. For the year ended December 31, 2008, the Corporation recognized a gain of approximately $5.8 million on these economic hedges, which is included in other income in the consolidated statements of operations and was the result of incorporating the credit risk component in the fair value of the subordinated note.
As of December 31, 2007, the Corporation also had outstanding interest rate swap agreements with a notional amount of approximately $937.9 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 5.10% and 5.39%, respectively. As of December 31, 2007, the Corporation had retail fixed rate certificates of deposit amounting to approximately $786 million and a subordinated note amounting to approximately $125 million swapped to create a floating rate source of funds. For the year ended December 31, 2007, the Corporation recognized a loss of approximately $465,000 on these swaps that were classified as fair value hedges prior to the adoption of SFAS 159 on January 1, 2008.
The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the consolidated statements of income. For the year ended December 31, 2008, a gain of approximately $19.0 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $19.0 million was recorded on the option contracts. For the year ended December 31, 2007, a loss of approximately $0.1 million was recorded on embedded options on stock-index deposits and notes and a gain of approximately $0.1 million was recorded on the option contracts.
The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. As a result of the bankruptcy filing of LBHI and the default on its contractual payments as of September 19, 2008, the Corporation terminated $13.8 million of interest rate swaps with LBSF. The derivative liability of this swaps was $166,333 as of September 19, 2008 and was paid on December 5, 2008. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the years ended December 31, 2008 and 2007, the Corporation recognized a loss on these transactions of $1,213,000 and a gain of $364,000 respectively.
To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the year ended December 31, 2008 and 2007, the Corporation recognized a gain of $821,000 and $315,000, respectively, on these transactions.
The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157 and SFAS 133. As of December 31, 2008, the Corporation had loan commitments outstanding for approximately $3.9 million and recognized a gain of $48,000 on these commitments. As of December 31, 2007, the Corporation had loan commitments outstanding for approximately $1.5 million and recognized a gain of $35,000 on these commitments.
23. Financial Instruments with Off-Balance Sheet Risk:
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
FIN 45 establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party, based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Corporation considers the following off-balance sheet lending-related arrangements to be guarantees under FIN 45: standby letters of credit and commitments to extend credit.
The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The fair value of the liability recorded at inception is amortized into income as lending & deposit-related fees over the life of the guarantee contract. .
The Corporation’s exposure to credit loss, in the event of nonperformance by the counterparties to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual notional amounts of those instruments.
The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Standby letters of credit and other commitments to extend credit are subject to the Corporation’s internal risk rating systems. The contract amount of financial instruments with off-balance sheet risk, whose amounts represent credit risk as of December 31, 2008 and 2007, was as follows:

	2008	2007
	(Dollars in thousands)

Standby letters of credit and financial guarantees written	$95,660	$134,470

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,193,875	$1,530,017

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2008 and 2007, the Corporation’s liabilities include $1,102,000 and $1,479,000, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2008 had terms ranging from one month to five years. The contract amounts of the standby letters of credit of approximately $95,660,000 and $134,470,000 at December 31, 2008 and 2007, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by all its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate. The Corporation holds collateral as guarantee for most of these financial instruments. The Corporation’s commitment to extend credit, approved loans not yet disbursed and unused lines of credit amounted to approximately $1.2 billion and $1.5 billion at December 31, 2008 and 2007, respectively, and had a fair value of $1.2 million and $1.5 million, respectively.

24. Fair Value of Financial Instruments:
As discussed in Note 1, “Summary of Significant Accounting Policies and Other Matters” to the Consolidated Financial Statement, effective January 1, 2008, the Corporation adopted SFAS 157, which provides a framework for measuring fair value under US GAAP.
The Corporation also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected to adopt the fair value option for callable brokered certificates of deposits and subordinated notes on the adoption date. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.
Additionally, SFAS 157 amended SFAS 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), and, as such the Corporation follows SFAS 157 in the determination of SFAS 107 fair value disclosure amounts. The disclosures required under SFAS 159, SFAS 157 and SFAS 107 have been included in this note.
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
Fair Value Hierarchy
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain mortgage-backed debt securities, corporate debt securities, derivative contracts, callable brokered certificates of deposits and subordinated notes.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain Puerto Rico corporate debt securities, closed end funds, and certain derivative contracts.
Recurring Measurements
The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at December 31, 2008.
(Dollars in thousands)

	Level 1	Level 2	Level 3	Total

Assets:
Trading Securities	$117	$35,083	$29,519	$64,719
Investment Securities Available for Sale	171,916	630,196	—	802,112
Derivative Assets	463	195,993	736	197,192

Total Assets, at Fair Value	$172,496	$861,272	$30,255	$1,064,023

Liabilities:
Deposits (1)	$—	$101,401	$—	$101,401
Subordinated Capital Notes (2)	—	118,282	—	118,282
Derivative Liabilities	—	190,669	643	191,312

Total Liabilities, at Fair Value	$—	$410,352	$643	$410,995

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
Level 3 assets and liabilities were 2.8% and 0.16% of total assets at fair value and total liabilities at fair value respectively.
The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to December 31, 2008:
(Dollars in thousands)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	gains
	January 1,		Comprehensive	out of	and	Dec. 31,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,888	$—	$—	$7,481	$29,519	$45
Derivatives, net	45	48	—	—	—	93	93

	$20,195	$1,936	$—	$—	$7,481	$29,612	$138

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2008 to December 31, 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.

	Total Gains (Losses)
	Trading	Net
(Dollars in thousands)	Securities	Derivatives

Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income	$1,888	$48

The table below summarizes changes in unrealized gains or losses recorded in earnings for the period from January 1, 2008 to December 31, 2008 for Level 3 assets and liabilities that are still held at December 31, 2008. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.

	Changes in Unrealized Gains (Loss)
	Trading	Net
(Dollars in thousands)	Securities	Derivatives

Classification of unrealized gains (losses) included in earnings for the period :
Other income	$45	$93

Determination of Fair Value
The following is a description of the valuation methodologies used for instruments recorded at fair value and for estimating fair value for financial instruments not recorded, but disclosed at fair value. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.
Short-Term Financial Instruments
Short-term financial instruments, including cash and cash equivalents, interest-bearing deposits placed, federal funds purchased and other borrowings, commercial paper issued, accrued interest receivable and payable, certain other assets and liabilities, are carried at historical cost. The carrying amount is a reasonable estimate of fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.
Trading Securities
Trading securities are recorded at fair value and consist primarily of US Government and agencies, US corporate debt and equity securities, Puerto Rico Government, corporate debt and equity securities. Fair value is generally based on quoted market prices. Level 1 trading securities include those identical securities traded in active markets. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. Level 2 trading securities primarily include Puerto Rico Government and open ended funds. Investments in Puerto Rico open ended funds are valued using a net asset value approach and can be redeemed at net asset value.
Level 3 trading securities primarily include Puerto Rico Government and Agencies debt securities and fixed income closed end funds. At December 31, 2008 the majority of these instruments were valued based on dealer indicative quotes.

Investment Securities Available for Sale
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as discounted cash flow methodologies, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 Investment securities available for sale include those identical securities traded in active markets, such as U.S. treasury and agency securities. Level 2 securities primarily include Puerto Rico Government securities and mortgage-backed securities.
Other Investment Securities
Federal Home Loan Bank (FHLB) stocks are recorded under the cost method of accounting. There are restrictions on the sale of FHLB stocks, however they are redeemable at par. The carrying amount is a reasonable estimate of fair value.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market. Fair values for loans held for sale are based on observable inputs, such as observable market prices, credit spreads and interest rate yield curves when available. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally developed and considers types of loans, conformity of loans, delinquency statistics and risk premiums that a market participant would require, and accordingly classified as Level 3 in a non-recurring fair value measurement.
Loans
Loans are not recorded at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for disclosure purposes. However, any allowance for collateral dependent loans deemed impaired is measured based on the fair value of the underlying collateral and its estimated disposition costs. The fair value of collateral is determined by external valuation specialists, and accordingly classified as Level 3 inputs for impaired loans in a non-recurring fair value measurement disclosure.
The fair value for disclosure purposes are estimated for portfolios of loans held to maturity with similar financial characteristics, such as loan category, pricing features and remaining maturity. Loans are segregated by type such as commercial, consumer, mortgage, construction, and other loans. Each loan category is further segmented based on similar market and credit risk characteristics. The fair value is calculated by discounting the contractual cash flows using discount rates that reflect the current pricing for loans with similar characteristics and remaining maturity. Fair values consider the credit risk of the counterparties.
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
Level 3 derivatives include interest rate lock commitments (IRLC), the fair value for which is derived from the fair value of related mortgage loans primarily based on observable inputs. In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. In addition, certain OTC equity linked options are priced by counterparties, and accordingly are classified as Level 3 inputs.
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
Deposits and Subordinated Capital Notes
Under SFAS 159, the Corporation elected to carry callable brokered certificates of deposits and subordinated notes at fair value. The fair value of callable brokered certificates of deposits, included within deposits, and subordinated capital notes is determined using discounted cash flow analyses over the full term of the instruments. The valuation uses an industry-standard model for the instruments with callable option components. The model incorporates such observable inputs as yield curves, publicly available volatilities and floating indexes and accordingly, is classified as Level 2 inputs. Effective January 1, 2008, the Corporation updated its methodology to include the impact of its own credit standing.
Deposits, other than those recorded at fair value under SFAS 159, are carried at historical cost. For SFAS 107 disclosures, fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of December 31, 2008. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities, including adjustments to reflect the current credit worthiness of the Corporation.
Securities Sold under Agreements to Repurchase and Federal Home Loan Bank Advances
Securities sold under agreements to repurchase and Federal Home Loan Bank advances are carried at historical cost. For SFAS 107 disclosures, the fair value is determined by discounting cash flows by market rates currently offered for similar instruments.
Term Notes
Term notes are carried at historical cost. For SFAS 107 disclosures, the fair value is determined using discounted cash flows method, which considers an estimated discount rate currently offered for similar borrowings, including adjustments to reflect the current credit worthiness of the Corporation.
Standby Letters Of Credit and Commitments to Extend Credit
Standby letters of credit, financial guarantees, commitments to extend credit, and unused lines of credit generally have stated maturities within one year and are recorded off-balance sheet. As such, valuation techniques discussed herein are for estimating fair value for disclosure purposes. The unamortized fees collected for theses instruments are considered a reasonable approximation of fair value.
Non-Recurring Measurements
The following table presents the change in carrying value of those financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period.

		Carrying Value as of December 31, 2008
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
(Dollars in thousands)	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2008

Loans, net(1)	59,152	—	—	59,152	18,410

	$59,152	$—	$—	$59,152	$18,410

(1)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of December 31, 2008, these callable brokered certificates of deposits had a fair value of $101.4 million and principal balance of $100.8 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $118.3 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s consolidated statement of operations. Electing the fair value option allows the Corporation to avoid the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest

Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.
The following table represents changes in fair value for the year ended December 31, 2008 which includes the interest expense on callable brokered certificates of deposits of $18.2 million and interest expense on subordinated capital notes of $7.8 million. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Operations based on their contractual coupons.

	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Current Period Earnings

Callable Brokered Certificates of Deposits	$(18,245)	$(4,159)	$(22,404)
Subordinated Capital Notes	(7,775)	270	(7,505)

Total	$(26,020)	$(3,889)	$(29,909)

The impacts of changes in the Corporation’s credit risk on subordinated capital notes for the year ended December 31, 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.

	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)

Subordinated Capital Notes	$6,667	$(14,172)	$(7,505)

SFAS 107 Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, as defined by SFAS 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding risk characteristics of various financial instruments, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Consolidated balance sheets financial instruments:
ASSETS:
Other investment securities	$61,632	$61,632	$64,559	$64,559

Loans held for sale	$38,459	$38,740	$141,902	$141,902

Loans	$5,929,499	$5,862,539	$6,769,478	$7,137,915

LIABILITIES:
Deposits — interest-bearing	4,321,939	4,311,104	4,405,246	4,404,647

Securities sold under agreements to repurchase	$375,000	$365,314	$635,597	$635,597

Federal Home Loan Advances	$1,185,000	$1,159,619	$1,245,000	$1,245,000

Subordinated capital note	$189,000	$203,516	$247,170	$264,162

Term notes	$19,967	$22,977	$19,371	$21,820

	December 31, 2008		December 31, 2007
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)

Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$95,660	$(1,102)	$134,470	$(1,479)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,193,875	$(1,194)	$1,530,017	$(1,530)

25. Significant Group Concentrations of Credit Risk:
Most of the Corporation’s business activities are with customers located within Puerto Rico. The Corporation has a diversified loan portfolio with no significant concentration in any economic sector.

26. Regulatory Matters:
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management’s opinion, the Corporation and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2008 and 2007.
At December 31, 2008 and 2007, the Corporation’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$453,114	8%	$726,863	12.83%
Tier I Capital (to Risk Weighted Assets)	$226,557	4%	$476,268	8.41%
Leverage Ratio	$234,278	3%	$476,268	6.10%

	December 31, 2007
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$528,134	8%	$697,009	10.55%
Tier I Capital (to Risk Weighted Assets)	$264,067	4%	$490,259	7.42%
Leverage Ratio	$273,298	3%	$490,259	5.38%

As of December 31, 2008, the Bank qualified as a well-capitalized institution under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table below. At December 31, 2008, there are no conditions or events that management believes to have changed the Bank’s category since the regulator’s last examination.
At December 31, 2008 and 2007, the Bank’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2008
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$411,725	8%	$662,161	12.87%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$205,863	4%	$537,395	10.44%	≥	6%
Leverage Ratio	$234,488	3%	$537,395	6.88%	≥	5%

	December 31, 2007
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$474,647	8%	$647,481	10.91%	≥	10%
Tier I Capital (to Risk Weighted Assets)	$237,324	4%	$573,022	9.66%	≥	6%
Leverage Ratio	$251,493	3%	$573,022	6.84%	≥	5%

27. Segment Information:
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
The following present financial information of reportable segments as of and for the years ended December 31, 2008, 2007 and 2006. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	December 31, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$308,646	$166,480	$142,986	$53,627	$73,145	$49,416	$(45,694)	$748,606
Intersegment revenue	17,320	—	—	—	557	27,817	(45,694)	—
Interest income	257,835	165,729	142,428	50,930	2,941	22,002	(41,094)	600,771
Interest expense	64,700	73,179	27,160	89,669	2,249	20,875	(33,383)	244,449
Depreciation and amortization	4,367	2,538	2,988	945	1,307	2,951	—	15,096
Segment income (loss) before income tax	29,911	79,906	6,262	(69,225)	22,027	(57,163)	(7,711)	4,007
Segment assets	3,641,521	2,679,466	659,054	1,210,654	149,149	631,091	(1,073,359)	7,897,576

	December 31, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$351,120	$190,889	$144,027	$75,821	$64,378	$46,671	$(50,576)	$822,330
Intersegment revenue	9,458	13,571	—	—	2,074	25,473	(50,576)	—
Interest income	299,105	168,238	140,881	71,418	2,667	24,607	(32,706)	674,210
Interest expense	99,409	102,038	36,898	116,669	3,613	30,081	(26,177)	362,531
Depreciation and amortization	4,092	2,066	3,645	816	1,220	4,437	—	16,276
Segment income (loss) before income tax	79,406	51,596	(57,991)	(47,203)	16,359	(66,544)	(7,664)	(32,041)
Segment assets	4,014,385	2,752,186	684,115	1,533,832	130,229	541,792	(492,326)	9,164,213

	December 31, 2006
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$311,451	$175,877	$121,159	$80,630	$49,865	$64,956	$(67,149)	$736,789
Intersegment revenue	11,472	8,698	—	—	1,400	45,579	(67,149)	—
Interest income	268,806	162,572	118,154	80,275	2,283	41,359	(55,129)	618,320
Interest expense	87,654	90,423	34,738	113,878	3,183	46,096	(48,258)	327,714
Depreciation and amortization	5,567	1,852	3,633	776	1,030	4,737	—	17,595
Segment income (loss) before income tax	95,180	60,595	(1,287)	(38,101)	13,185	(56,442)	(7,421)	65,709
Segment assets	3,929,196	2,715,577	805,173	1,684,649	100,585	510,587	(553,599)	9,192,168
Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals at December 31, follows:

	2008	2007	2006
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$744,884	$826,235	$733,421
Other revenues	49,416	46,671	70,517
Elimination of intersegment revenues	(45,694)	(50,576)	(67,149)

Total consolidated revenues	$748,606	$822,330	$736,789

Total income before tax of reportable segments	$68,881	$42,167	$127,299
Loss before tax of other segments	(57,163)	(66,544)	(54,169)
Elimination of intersegment profits	(7,711)	(7,664)	(7,421)

Consolidated income (loss) before tax	$4,007	$(32,041)	$65,709

Assets:
Total assets for reportable segments	$8,339,844	$9,114,747	$9,146,499
Assets not attributed to segments	631,091	541,792	599,268
Elimination of intersegment assets	(1,073,359)	(492,326)	(553,599)

Total consolidated assets	$7,897,576	$9,164,213	$9,192,168

28. Quarterly Results (Unaudited):
The following table reflects the unaudited quarterly results of the Corporation during the years ended December 31, 2008, 2007 and 2006.

	Quarters Ended 2008
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Interest Income	$159,029	$153,436	$148,011	$140,295
Net Interest Income	84,599	91,045	92,406	88,272
Net Interest Income after Provision for Loan Losses	45,024	52,530	46,846	36,399
Income (Loss) before Provision for Income Tax	25,939	7,281	(18,493)	(10,720)
Net Income (Loss)	17,722	6,516	(8,162)	(5,545)

Earnings (Loss) per Common Share	0.38	0.14	(0.18)	(0.11)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Interest Income	$167,077	$168,242	$170,149	$168,742
Net Interest Income	79,402	78,197	76,039	78,041
Net Interest Income after Provision for Loan Losses	57,378	47,347	28,689	30,441
Income before Provision for Income Tax	19,383	5,505	(55,011)	(1,918)
Net Income (Loss)	11,729	4,096	(50,099)	(1,971)

Earnings (Loss) per Common Share	0.25	0.09	(1.07)	(0.05)

	Quarters Ended 2006
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Interest Income	$132,084	$158,534	$162,086	$165,616
Net Interest Income	62,786	77,856	74,708	75,256
Net Interest Income after Provision for Loan Losses	55,248	61,881	54,308	53,586
Income before Provision for Income Tax	21,951	18,383	9,692	15,683
Net Income	13,356	11,028	8,726	10,059

Earnings per Common Share	0.29	0.23	0.19	0.22

29. Credit Losses Arising from the Bankruptcy of Lehman Brothers, Inc.:
The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred tax benefit of $9.8 million.
The Corporation had a $100 million floating-for-fixed interest rate swap designated as a cash flow hedge with LBI affiliate Lehman Brothers Special Financing Inc. (“LBSF”). The derivative liability of this swap was $371,736 as of September 19, 2008 and was paid on December 5, 2008. As a result of the bankruptcy filing of LBHI and default on its contractual payments as of September 19, 2008, the Corporation terminated the swap and the cash flow hedge designation on this swap. The net loss of $371,000 was reclassified into earnings in the last quarter of 2008. In addition, The Corporation terminated $23.8 million fixed-for-floating interest rate swaps with LBSF, which was classified as undesignated economic hedges of certain fixed rate deposits. The derivative liability of this swap was $681,535 as of September 19, 2008 and was paid on December 5, 2008. The Corporation, also, terminated $13.8 million of interest rate swaps with LBSF. The derivative liability of this swap was $166,333 as of September 19, 2008 and was paid on December 5, 2008.
30. Santander BanCorp (Parent Company Only) Financial Information:
The following financial information presents the financial position of the Parent Company only, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008.
The net income of Santander Bancorp (parent company only) nominally is not equal to the consolidated net income of Santander BanCorp and subsidiaries, because it includes a transaction between Santander BanCorp’s wholly owned subsidiaries, Banco Santander Puerto Rico and Santander Securities Corporation, which has a different accounting treatment in the stand-alone financial statements of each of these entities. Such transaction is eliminated in consolidation.

Santander Bancorp
Balance Sheet Information
December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007
ASSETS
Cash and due from banks	$3,430	$11,875
Interest-bearing deposits	—	30,079

Total cash and cash equivalents	3,430	41,954
Loans	221,256	235,469
Investment in Subsidiaries	772,249	755,670
Accrued Interest Receivable	5,928	6,534
Other Assets	9,297	921

	$1,012,160	$1,040,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$200,000	$235,000
Subordinated Capital Notes, including $118.3 million at fair value in 2008	246,392	251,045
Accrued Interest Payable	7,724	5,830
Other Liabilities	5,195	10,073

Total liabilities	459,311	501,948

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding at December 31, 2008 and 2007	126,626	126,626
Capital paid in excess of par value	565,165	556,192
Treasury stock at cost, 4,011,260 shares at December 31, 2008 and 2007	(67,552)	(67,552)
Accumulated other comprehensive loss from unconsolidated subsidiaries, net of tax	(22,563)	(24,478)
Deficit	(48,827)	(52,188)

Total stockholders’ equity	552,849	538,600

	$1,012,160	$1,040,548

Santander BanCorp
Statements of Operations Information
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Interest Income:
Loans	$13,914	$17,883	$42,472
Interest-bearing deposits	818	1,867	1,952

Total interest income	14,732	19,750	44,424

Interest Expense:
Borrowings	7,549	13,931	34,661
Term and subordinated capital notes	13,325	16,157	14,619

Total interest expense	20,874	30,088	49,280

Net interest loss	(6,142)	(10,338)	(4,856)
Provision for loan losses	740	—	—

Net interest loss after provision for loan losses	(6,882)	(10,338)	(4,856)
Other Income (Loss) :
Derivative gains (losses)	6,770	(10)	40
Equity in earnings (losses) of subsidiaries	15,017	(24,524)	50,327

Total other income (loss)	21,787	(24,534)	50,367

Other Operating Expenses:
Professional fees	881	844	1,419
Other taxes	586	(615)	475
Other operating expenses	911	774	376

Total other operating expenses	2,378	1,003	2,270

Income (loss) before provision (benefit) for income tax	12,527	(35,875)	43,241
Provision (benefit) for Income Tax	2,723	(88)	16

Net Income (Loss)	$9,804	$(35,787)	$43,225

Santander BanCorp
Statements of Cash Flows Information
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,804	$(35,787)	$43,225

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries, net of dividends received	48,868	54,487	(15,684)
Deferred tax provision (benefit)	2,723	(88)	16
Provision for loan losses	740	—	—
Gain (loss) on derivatives	(6,770)	10	(40)
Net discount accretion on debt	32	55	28
Net premiun amortization on loans	109	177	298
(Increase) decrease in other assets and accrued interest receivable	(5,083)	3,968	(6,564)
Increase (decrease) in other liabilities and accrued interest payable	4,479	(5,087)	7,646

Total adjustments	45,098	53,522	(14,300)

Net cash provided by operating activities	54,902	17,735	28,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	13,364	27,178	(123,687)
Investment in subsidiary	(55,000)	—	(147,029)

Net cash (used in) provided by investing activities	(41,636)	27,178	(270,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of borrowings	200,000	235,000	1,000,000
Repayment of borrowings	(235,000)	(275,000)	(843,846)
Issuance of subordinated capital notes	—	—	128,050
Dividends paid	(16,790)	(29,849)	(29,849)

Net cash (used in) provided by financing activities	(51,790)	(69,849)	254,355

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,524)	(24,936)	12,564
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	41,954	66,890	54,326

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,430	$41,954	$66,890

31. Subsequent Events:
On February 12, 2009, the Corporation completed the sale of certain impaired loans to an affiliate for $54.9 million in cash. These loans had an outstanding principal balance of $57.4 million and a specific valuation allowance of $2.5 million. No gain or loss was recognized on this transaction.
Recent Puerto Rico Legislation
On March 9, 2009, the Governor of Puerto Rico signed Law 7 (“Law 7”) which seeks to increase the tax revenues of the Puerto Rico Government with certain permanent and temporary measures. Law 7 includes the following amendments: (i) for taxable years commenced after December 31, 2008 and before January 1, 2012, taxable corporations (such as the Corporation and its subsidiaries) would be subject to a separate tax of 5% based on their total tax liability; (ii) for taxable years commenced after December 31, 2008 and before January 1, 2012, international banking entities that do not operate as bank units would be subject to a 5% income tax on their entire net income computed in accordance with the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”); (iii) certain income tax credits granted to financial institutions in relation to financing provided for the acquisition of new or existing homes may no longer generate a tax refund for any taxable year commenced on or before December 31, 2010 and after such date, this refundable tax credit will not generate interest for the period elapsed between the claim of refund and its payment by the Puerto Rico Treasury Department (as further discussed below); (iv) certain income tax credits granted to developers of projects in designated urban areas which serve as source of repayment for construction loans will not be available during the taxable years commenced after December 31, 2008 and before January 1, 2012; and (v) net income subject to alternative minimum tax in the case of individuals (“AMT”) now includes various categories of exempt income and income subject to preferential tax rates under the PR Code (as further discussed below).
Shareholders of the Corporation will now have to take into consideration for purposes of computing their AMT income subject to preferential tax rates such as: (i) long-term capital gains on the sale of their Corporation stock which enjoys a preferential tax rate of 10% under PR Code Section 1014; (ii) dividends from the Corporation that are taxable at the rate of 10% under PR Code Section 1012; (iii) interest on bank deposits and individual retirement accounts subject to the special 10% and 17% preferential income tax rates, respectively; and (iv) interest from notes or bonds eligible for the special 10% tax rate provided by Section 1013A of the PR Code. These changes may affect this income by subjecting it to AMT. The AMT top rate of 20% starts on alternative minimum taxable income in excess of $175,000. Also, the vast majority of tax-exempt income covered by Section 1022 of the PR Code and other special laws is subject to AMT pursuant to the provisions of Law 7. A notable exception is the interest income derived from U.S. and Puerto Rico Government obligations which continues to be exempt for AMT purposes even after the enactment of Law 7.

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
Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.
The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting. Their report appears herein.
Change in Internal Control Over Financial Reporting
None
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Principal Holders of Capital Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors”, “Nominees for Election”, “Meetings of the Board of Directors and Committees”, “Executive Officers” and “Corporate Governance” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about March 30 2009, is incorporated herein by reference.
The Corporation has adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934, as amended. This Code applies to the directors, the President and CEO, the CAO, and other executive officers of the Corporation and its subsidiaries in order to achieve a conduct that reflects the Corporation’s ethical principles. The Corporation’s Code of Business Conduct was amended during fiscal year 2005 to expressly apply to the directors of the Corporation, as required by the NYSE’s Corporate Governance Rule 303A.10. The Corporation has posted a copy of the Code of Business Conduct, as amended, on its website at www.santandernet.com. The Corporation also adopted Corporate Governance Guidelines which are available on the Investor Relations website at www.santandernet.com, as required by the NYSE’s Corporate Governance Rule 303A.09. Copies of the Code of Business Conduct and the Corporate Governance Guidelines may be obtained free of charge from the Corporation’s website at the abovementioned internet address.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Compensation of Executive Officers” of the definitive Proxy Statement to be filed with the SEC on or about March 30, 2009, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Principal Holders of Capital Stock” of the definitive Proxy Statement to be filed with the SEC on or about March 30, 2009, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Transactions with Related Parties” of the definitive Proxy Statement to be filed with the SEC on or about March 30, 2009, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Disclosure of Audit Fees” of the definitive Proxy Statement to be filed with the SEC on or about March 30, 2009, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

A. The following documents are incorporated by reference from Item 8 hereof:

(1) Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007	83
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006	84
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	85
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2008, 2007 and 2006	86
Consolidated Statements of Cash Flows for the Years Ended December 31 2008, 2007 and 2006	87
Notes to Consolidated Financial Statements December 31, 2008, 2007 and 2006	89

(2) Financial Statement Schedules are not presented because the information is not applicable or is included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3) The exhibits listed on the Exhibit Index on page 146 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP (REGISTRANT)
Dated: 03/13/2009	By:	S/ JUAN MORENO BLANCO
President and Chief Executive Officer

Dated: 03/13/2009	By:	S/ ROBERTO JARA
Executive Vice President and
Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\ GONZALO DE LAS HERAS	Chairman	03/13/2009

S:\ JESUS M. ZABALZA	Director	03/13/2009

S:\ VICTOR ARBULU	Director	03/13/2009

S:\ ROBERTO VALENTIN	Director	03/13/2009

S:\ STEPHEN FERRISS	Director	03/13/2009

S:\ MARIA CALERO	Director	03/13/2009

S:\ JOSE R. GONZALEZ	Director	03/13/2009

EXHIBIT INDEX

Exhibit No.	Description	Reference

(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in the assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(4.11)	Private Placement Memorandum Santander BanCorp $60,000,000 7.50% Subordinated Notes	Exhibit 4.11

(10)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.3)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.4)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.5)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.6)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.7)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.8)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX — Con’t

Exhibit No.	Exhibit Description	Reference

(10.9)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.10)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.11)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.12)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.13)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18 10K-12/31/07

(10.14)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19 10K-12/31/07

(10.15)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20 10K-12/31/07

(10.16)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21 10K-12/31/07

(10.17)	Loan Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-09/24/08

(10.18)	Employment Contract-Juan Moreno Blanco	Exhibit 10.18

(10.19)	Agreement and General Release (the “Agreement”) entered into between Carlos M. García, Santander BanCorp (the “Company”), Banco Santander Puerto Rico and Santander Overseas Bank, Inc.	Exhibit 10.19

(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12

(21)	Subsidiaries of Registrant	Exhibit 21

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1