Form 10-Q
period 2009-03-31
SANTANDER BANCORP
filed 2009-05-08
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2009

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
(787) 777-4100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑      No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐     No  ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of March 31, 2009

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and Cash Equivalents:
Cash and due from banks	$405,012	$217,311
Interest-bearing deposits	50,964	976
Federal funds sold and securities purchased under agreements to resell	152,024	64,871

Total cash and cash equivalents	608,000	283,158

Interest-Bearing Deposits	8,557	7,394
Trading Securities, at fair value	47,073	64,719
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	—	408,650
Other investment securities available for sale	323,640	393,462

Total investment securities available for sale	323,640	802,112

Other Investment Securities, at amortized cost	51,957	61,632
Loans Held for Sale, net	30,498	38,459
Loans, net	5,627,085	5,929,499
Accrued Interest Receivable	41,901	45,953
Premises and Equipment, net	18,202	19,368
Real Estate Held for Sale	8,075	8,075
Goodwill	121,482	121,482
Intangible Assets	29,719	29,842
Other Assets	436,791	485,883

	$7,352,980	$7,897,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$698,498	$692,963
Interest-bearing, including $82.5 million and $101.4 million at fair value in 2009 and 2008, respectively	4,401,183	4,321,939

Total deposits	5,099,681	5,014,902

Federal Funds Purchased and Other Borrowings	890	2,040
Securities Sold Under Agreements to Repurchase	—	375,000
Commercial Paper Issued	34,084	50,985
Federal Home Loan Bank Advances	970,000	1,185,000
Term Notes	20,117	19,967
Subordinated Capital Notes, including $120.9 million and $118.3 million at fair value in 2009 and 2008, respectively	309,063	306,392
Accrued Interest Payable	51,745	45,419
Other Liabilities	321,935	346,235

Total liabilities	6,807,515	7,345,940

Contingencies and Commitments (Notes 9, 10, 12, 13 and 16)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	317,624	317,141
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(29,185)	(22,563)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	58,702	58,734

Total stockholders’ equity	545,465	551,636

	$7,352,980	$7,897,576

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2009	2008

Interest Income:
Loans	$119,527	$143,670
Investment securities	8,944	14,120
Interest-bearing deposits	189	451
Federal funds sold and securities purchased under agreements to resell	15	788

Total interest income	128,675	159,029

Interest Expense:
Deposits	28,037	39,206
Securities sold under agreements to repurchase and other borrowings	12,273	31,559
Subordinated capital notes	3,972	3,665

Total interest expense	44,282	74,430

Net interest income	84,393	84,599
Provision for Loan Losses	41,100	39,575

Net interest income after provision for loan losses	43,293	45,024

Other Income (Loss):
Bank service charges, fees and other	10,358	12,425
Broker-dealer, asset management and insurance fees	12,965	21,987
Gain on sale of securities	9,251	2,874
Gain on sale of loans	2,246	1,438
Other (loss) income	(9,452)	13,635

Total other income	25,368	52,359

Other Operating Expenses:
Salaries and employee benefits	26,855	29,987
Occupancy costs	6,257	6,416
Equipment expenses	1,083	1,193
EDP servicing, amortization and technical assistance	10,254	10,178
Communication expenses	2,447	2,535
Business promotion	767	1,965
Other taxes	3,357	3,406
Other operating expenses	18,357	15,764

Total other operating expenses	69,377	71,444

(Loss) income before provision for income tax	(716)	25,939
(Benefit) Provision for Income Tax	(685)	8,217

Net (Loss) Income Available to Common Shareholders	$(31)	$17,722

Basic and Diluted Earnings per Common Share	$0.00	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND YEAR ENDED DECEMBER 31, 2008
(Dollars in thousands)

	For the three months ended	Year ended
	March 31, 2009	December 31, 2008

Common Stock:
Balance at beginning of year	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	317,141	308,373
Capital contribution	483	9,710
Payments to ultimate parent for long-term incentive plan	—	(942)

Balance at end of period	317,624	317,141

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(22,563)	(24,478)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(4,672)	13,449
Unrealized net gain on cash flow hedges, net of tax	—	1,237
Minimum pension liability, net of tax	(1,950)	(12,771)

Balance at end of the period	(29,185)	(22,563)

Reserve Fund:
Balance at beginning of year	139,250	139,250

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of year	58,734	54,317
Net (loss) income	(31)	10,531
Deferred tax benefit amortization	(1)	(4)
Common stock cash dividends	—	(9,329)
Cummulative effect of the adoption of SFAS 159	—	3,219

Balance at end of the period	58,702	58,734

Total stockholders’ equity	$545,465	$551,636

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2009	2008
Comprehensive (loss) income
Net (loss) income	$(31)	$17,722

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities available for sale, net of tax	(60)	9,975
Reclassification adjustment for losses on investment securities available for sale included in net (loss) income, net of tax	(4,612)	(331)

Unrealized net (loss) gain on investment securities available for sale, net of tax	(4,672)	9,644

Unrealized net loss on cash flow hedges, net of tax	—	(1,117)
Minimum pension liability, net of tax	(1,950)	—

Total other comprehensive (loss) income, net of tax	(6,622)	8,527

Comprehensive (loss) income	$(6,653)	$26,249

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31)	$17,722

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,216	4,006
Deferred tax benefit	(4,603)	(1,582)
Provision for loan losses	41,100	39,575
Gain on sale of securities available for sale	(9,251)	(2,874)
Gain on sale of loans	(2,246)	(1,438)
Loss (gain) on derivatives	3,928	(3,769)
Gain on trading securities	(403)	(1,582)
Valuation loss on loans held for sale	—	1,638
Net premiun amortization (discount accretion) on securities	309	(1,257)
Net premium amortization on loans	144	101
Accretion of debt discount	158	—
Share based compensation sponsored by the ultimate parent	483	5,511
Purchases and originations of loans held for sale	(56,598)	(107,774)
Proceeds from sales of loans	111,834	36,235
Repayments of loans held for sale	734	4,788
Proceeds from sales of trading securities	226,772	820,165
Purchases of trading securities	(174,684)	(811,888)
Decrease in accrued interest receivable	4,052	12,617
Decrease (increase) in other assets	27,636	(28,983)
Increase (decrease) in accrued interest payable	6,326	(18,611)
(Decrease) increase in other liabilities	(2,033)	2,377

Total adjustments	176,874	(52,745)

Net cash provided by (used in) operating activities	176,843	(35,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(1,163)	(3,695)
Proceeds from sales of investment securities available for sale	450,258	128,158
Proceeds from maturities of investment securities available for sale	137,000	5,159,679
Purchases of investment securities available for sale	(129,339)	(5,094,991)
Proceeds from maturities of other investment securities	11,700	16,875
Purchases of other investments	(2,025)	(22,500)
Repayment of securities and securities called	23,850	20,308
Payments on derivative transactions	—	(929)
Net decrease in loans	181,350	20,178
Purchases of premises and equipment	(360)	(2,693)

Net cash provided by investing activities	671,271	220,390

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	84,779	388,744
Net decrease in federal funds purchased and other borrowings	(216,150)	(529,780)
Net decrease in securities sold under agreements to repurchase	(375,000)	(60,597)
Net (decrease) increase in commercial paper issued	(16,901)	298,697
Net increase in term notes	—	147
Net increase in subordinated capital notes	—	9
Dividends paid	—	(7,462)

Net cash (used in) provided by financing activities	(523,272)	89,758

NET CHANGE IN CASH AND CASH EQUIVALENTS	324,842	275,125
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	283,158	201,697

CASH AND CASH EQUIVALENTS, END OF YEAR	$608,000	$476,822

Concluded
     Supplemental Disclosures of Cash Flow Information:

	March 31,	March 31,
	2009	2008
	(Dollars in thousands)
Cash paid during the year for:
Interest	$37,457	$93,874

Income taxes	$4,268	$40

Noncash transactions:
Exercised options recognized as capital contribution	$—	$4,616

Minimum pension liability	$1,950	$—

Loan securitization	$34,057	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.
          These statements should be read in conjunction with the consolidated financial statements included in the Corporation’s Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these condensed consolidated financial statements are substantially the same as those described in Note 1 to the 2008 consolidated financial statements in the Corporation’s Form 10-K.
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
          Santander BanCorp is a financial holding company offering a full range of financial services (including mortgage banking) through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiary (the “Bank”). The Corporation also engages in broker-dealer, asset management, consumer finance, international banking, insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank, Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
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
          Prior to the adoption of Statement of Financial Accounting Standard (“SFAS” ) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115", in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period consolidated statements of operations along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the consolidated statements of operations. In connection with the adoption of SFAS

159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the consolidated statements of operations. The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the consolidated statements of operations. See Note 18 to the consolidated financial statements for more information.
          In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time as those earnings are affected by the variability of the cash flows of the underlying hedged item. If the hedge relationship is terminated, the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss) and would be reclassified into earnings when the cash flows that were hedged occur, or when the forecasted transaction affects earnings or is no longer expected to occur. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in consolidated statements of operations.
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
          The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2009 had terms ranging from one month to five years.
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
          In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances changes which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operation expenses in the consolidated statements of operations.
          The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. Effective January 1, 2009, the Corporation has adopted SFAS 157 for fair value measurement of goodwill and intangible assets pursuant to FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” issued in February 2008. The adoption of this statement for nonfinancial assets and nonfinancial liabilities did not have material impact on the Corporation’s consolidated financial statements and disclosures.
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
Mortgage-servicing Rights
          Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the three months ended March 31, 2009 and 2008.
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
          Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At March 31, 2009 and December 31, 2008, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,290,000,000 and $1,281,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,541,000 and $4,001,000 at March 31, 2009 and December 31, 2008, respectively.
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $153,000,000 and $200,000,000 at March 31, 2009 and December 31, 2008, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended March 31, 2009 and 2008. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended March 31, 2009 and 2008.
Recent Accounting Pronouncements that Affect the Corporation
          The adoption of these accounting pronouncements had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:
•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. Effective January 1, 2009, the Corporation adopted SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2. The adoption of this statement for nonfinancial assets and nonfinancial liabilities did not have material impact on the Corporation’s consolidated financial statements and disclosures. See Notes 12 and 18 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option on January 1, 2008 , the Corporation reported an after-tax increase to beginning of year retained earnings of $3.2 million.

•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in

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

•	Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets"(“FSP FAS 142-3”). In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets. This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. This FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Corporation adopted FSP FAS 142-3 effective January 1, 2009. The adoption of this FSP did not have a material impact on the Corporation’s financial statements and disclosures.
          The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial condition and results of operations.
•	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days (expected to be July 1, 2009) following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

•	Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments “(“FSP FAS 107-1 and APB 28-1 “). In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.
•	Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.
•	Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4 which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP amends Statement 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Also, define major category for equity securities and debt securities based on the nature and risks of the securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$157,200	$817	$—	$158,017	1.78%
After one year to five years	5,656	216	—	5,872	3.99%

	162,856	1,033	—	163,889	1.86%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	3	1,457	4.23%
After one year to five years	130,200	671	247	130,624	5.22%
After five years to ten years	9,542	28	319	9,251	5.15%
Over ten years	4,505	3	5	4,503	5.55%

	145,707	702	574	145,835	5.21%

Mortgage-backed securities:
Over ten years	13,672	194	—	13,866	5.63%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$322,285	$1,929	$574	$323,640	3.53%

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$164,844	$1,164	$1	$166,007	2.30%
After one year to five years	5,658	251	—	5,909	3.99%

	170,502	1,415	1	171,916	2.36%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	6	1,454	4.23%
After one year to five years	133,185	347	384	133,148	5.23%
After five years to ten years	9,545	29	95	9,479	5.18%
Over ten years	4,505	33	3	4,535	5.55%

	148,695	409	488	148,616	5.22%

Mortgage-backed securities:
After five years to ten years	193,630	2,258	73	195,815	4.39%
Over ten years	282,235	3,525	45	285,715	5.41%

	475,865	5,783	118	481,530	4.99%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$795,112	$7,607	$607	$802,112	4.47%

          The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 1.0 years at March 31, 2009, comprised of approximately 0.8 years for treasuries and agencies of the United States Government, 1.2 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 2.1 years for mortgage backed securities and 0.5 year for all other securities.
          The number of positions, fair value and unrealized losses at March 31, 2009 and December 31, 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

March 31, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Commonwealth of Puerto Rico and its subdivisions	4	$6,509	$319	11	$9,883	$255	15	$16,392	$574

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$30,000	$1	—	$—	$—	1	$30,000	$1
Commonwealth of Puerto Rico and its subdivisions	1	705	72	14	19,338	416	15	20,043	488
Mortgage-backed securities	—	—	—	4	33,091	118	4	33,091	118

	2	$30,705	$73	18	$52,429	$534	20	$83,134	$607

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
          As of March 31, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. The unrealized losses in the Corporation’s investments in U.S. and P.R. Government agencies and subdivisions were caused by changes in market interest rates. All U.S. and P.R. Government agencies securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009 and December 31, 2008. The unrealized losses in the Corporation’s investment in mortgage-backed securities were also caused by changes in market interest rates. The Corporation purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or by other government-sponsored corporations. Accordingly, it is expected that the securities will be settled at a price not less than par value of the investment. The decline in market value is attributable to changes in interest rates and not credit quality and since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009 and December 31, 2008.
          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.

          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
3. Assets Pledged:
          At March 31, 2009 and December 31, 2008, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of March 31, and December 31 were as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Investment securities available for sale	$221,507	$227,658
Other investment securities	43,650	53,325
Loans	2,470,286	2,511,098

	$2,735,443	$2,792,081

          Pledged securities that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheets. At December 31, 2008, investment securities with a carrying value of approximately $408,650,000 were pledged to securities sold under agreements to repurchase.
4. Loans:
          The Corporation’s loan portfolio consists of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial and industrial	$2,072,257	$2,165,613
Consumer	530,426	565,833
Consumer finance	936,795	996,919
Leasing	56,237	64,065
Construction	94,809	194,596
Mortgage	2,512,428	2,553,328

	6,202,952	6,540,354
Unearned income and deferred fees/costs:
Commercial, industrial and others	140	(290)
Consumer finance	(379,497)	(418,676)
Allowance for loan losses	(196,510)	(191,889)

Loans, net	$5,627,085	$5,929,499

          During the quarter ended March 31, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $92.8 million in cash. These loans had a net book value of $92.8 million comprised of an outstanding principal balance of $95.8 million and a specific valuation allowance of $3.0 million. The type of loans sold, at net book value, was $65.6 million in construction loans and $27.2 million in commercial loans. No gain or loss was recognized on this transaction.

5. Allowance for Loan Losses:
          Changes in the allowance for loan losses are summarized as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$191,889	$166,952
Provision for loan losses	41,100	39,575

	232,989	206,527

Losses charged to the allowance:
Commercial and industrial	4,727	2,344
Construction	2,254	—
Mortgage	1,380	66
Consumer	13,067	9,537
Consumer finance	16,056	15,917
Leasing	313	488

	37,797	28,352

Recoveries:
Commercial and industrial	470	156
Construction	20	—
Consumer	333	345
Consumer finance	414	376
Leasing	81	98

	1,318	975

Net loans charged-off	36,479	27,377

Balance at end of period	$196,510	$179,150

6. Goodwill and Other Intangible Assets:
Goodwill
          The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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

Other Intangible Assets
          Other intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$10,229	$10,175
Wealth Management — Advisory-servicing rights	1,190	1,267
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	—	100

	$29,719	$29,842

          Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for the First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. This intangible asset is being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreements were intangible assets related to the acquisition of Island Finance. Non-compete agreements have been fully amortized as of March 31, 2009.
          The following table reflects the components of other intangible assets at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$19,033	$8,804	$10,229
Wealth Management — Advisory-servicing rights	3,050	1,860	1,190
Consumer Finance:
Trade name	18,300	—	18,300

	$40,383	$10,664	$29,719

	December 31, 2008
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$18,382	$8,207	$10,175
Wealth Management — Advisory-servicing rights	3,050	1,783	1,267
Consumer Finance:
Trade name	18,300	—	18,300
Non-compete agreements	3,356	3,256	100

	$43,088	$13,246	$29,842

          Amortization of the other intangibles assets for the three month period ended March 31, 2009 and year ended December 31, 2008 was approximately $0.8 million and $3.1 million, respectively.

7. Other Assets:
          The Corporation’s other assets consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Deferred tax assets, net	$63,365	$56,542
Accounts receivable, net of allowance for claim receivable of $25.1 million	43,071	40,581
Repossesed assets, net	28,410	22,306
Software, net	6,512	7,295
Prepaid expenses	11,195	13,835
Income tax credits	20,205	19,645
Customers’ liabilities on acceptances	198	610
Derivative assets	171,457	197,192
Confirming advances	77,462	122,540
Other	14,916	5,337

	$436,791	$485,883

          Amortization of software assets for the three month period ended March 31, 2009 and year ended December 31, 2008 was approximately $0.9 million and $4.8 million, respectively.
          The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million in 2008. As soon as claims procedures have been established in the LBI liquidation proceeding, the Corporation intends to file a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred tax benefit of $9.8 million.
          The Law 197 of Puerto Rico (“Law 197”) of 2007 granted certain credits to home buyers on the purchase of certain qualified new or existing homes. The incentives was as follows: (a) for a newly constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for newly constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower. The credits were generally granted to home buyers by the financial institutions financing the home acquisition and later claimed on the financial institution’s tax return as a tax credit. Credits available under Law 197 needed to be certified by the Puerto Rico Secretary of Treasury and the total amount of credits available under the law was $220,000,000, which was depleted in December of 2008.
          The tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commenced after December 31, 2010. The Corporation had $20.2 million unused income tax credits certified by the Secretary at March 31, 2009.

8. Other Borrowings:
          Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2009
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$890	$—	$34,084

Average indebtedness outstanding during the period	$1,669	$311,667	$52,959

Maximum amount outstanding during the period	$2,040	$375,000	$59,100

Average interest rate for the period	0.19%	4.42%	0.98%

Average interest rate at period-end	0.16%	—	1.09%

	December 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$2,040	$375,000	$50,985

Average indebtedness outstanding during the year	$190,097	$523,873	$209,480

Maximum amount outstanding during the year	$751,000	$625,006	$625,000

Average interest rate for the year	4.21%	4.87%	3.60%

Average interest rate at year-end	0.09%	4.35%	0.75%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Federal funds purchased and other borrowings:
Over ninety days	$890	$2,040

Securities sold under agreements to repurchase:
Thirty to ninety days	$—	$75,000
Over ninety days	—	300,000

Total	$—	$375,000

Commercial paper issued:
Within thirty days	$34,084	$50,985

          As of March 31, 2009 the weighted average maturity of Federal Funds purchased and other borrowings over ninety days was 9.02 months.
          During the first quarter ended March 31, 2009, the Corporation cancelled $300 million of securities sold under agreement to repurchase. As a result of this early cancellation, the Corporation paid $9.6 million of penalty and recognized as a loss included in other income in the consolidated statements of operations.

     As of December 31, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

December 31, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$408,650	10.98

     The following investment securities were sold under agreements to repurchase as of December 31, 2008:

December 31, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)
Mortgage-backed securities	$408,650	$375,000	$408,650	5.12%	4.35%

9. Advances from Federal Home Loan Bank:
     Advances from Federal Home Loan Bank consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Non-callable advances at 2.77% and 2.63% averages fixed rate at March 31, 2009 and December 31, 2008 , respectively, with maturities during 2009	$50,000	$310,000
Non-callable advances at 2.75% and 2.98% averages fixed rate at March 31, 2009 and December 31, 2008 , respectively, with maturities during 2010	595,000	500,000
Non-callable advances at 3.85% averages fixed rate at March 31, 2009 and December 31, 2008 with maturities during 2011	325,000	325,000
Non-callable advances at 4.28% average floating rate tied to 3-month LIBOR with maturities during 2009	—	50,000

	$970,000	$1,185,000

          The Corporation had $2.1 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of March 31, 2009 and December 31, 2008, respectively.

10. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term Notes
          Term notes payable outstanding consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000
	21,815	21,815
Unamortized discount	(1,698)	(1,848)

	$20,117	$19,967

Subordinated Capital Notes
          Subordinated capital notes consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$60,000
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	73,822	72,076
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	47,123	46,206
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	309,945	307,282
Unamortized discount	(882)	(890)

	$309,063	$306,392

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

11. Income Tax:
          For the three months ended March 31, 2009 and 2008, the Corporation recognized $0.4 million and $0.2 million of interest and penalties, respectively, for uncertain tax positions in accordance with provisions of FIN48. As of March 31, 2009 and December 31, 2008, the related accrued interest amounted to approximated $4.1 million and $3.7 million, respectively. As of March 31, 2009 and December 31, 2008, the Corporation had $10.7 million and $10.3 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
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
          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.5 million and $0.1 million at March 31, 2009, respectively. Accordingly, a deferred tax asset valuation allowance of $20.5 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at March 31, 2009 and December 31, 2008.
12. Derivative Financial Instruments:
As of March 31, 2009, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
			the period
	Notional		ended
	Value	Fair Value	Mar. 31, 2009
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$3,959	$(1,252)
OTHER DERIVATIVES
Options	118,214	1,919	(1,854)
Embedded options on stock-indexed deposits	118,214	(1,919)	1,854
Interest rate caps	536	(13)	(1)
Customer interest rate caps	536	13	1
Customer interest rate swaps	1,762,091	157,537	(18,911)
Interest rate swaps-offsetting position of customer swaps	1,762,091	(157,428)	19,193
Interest rate swaps	—	—	(287)
Loan commitments	4,125	84	(9)

			$(1,266)

As of December 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Gain* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2008	Dec. 31, 2008
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,237
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	125,000	5,210	4,311	—
OTHER DERIVATIVES
Options	118,214	3,774	(18,995)	—
Embedded options on stock-indexed deposits	118,214	(3,774)	18,974	—
Interest rate caps	583	(13)	(20)	—
Customer interest rate caps	583	13	20	—
Customer interest rate swaps	1,729,209	176,447	130,778	—
Interest rate swaps-offsetting position of customer swaps	1,729,209	(176,787)	(131,991)	—
Interest rate swaps	90,000	287	821	—
Loan commitments	3,862	93	48	—

			$3,946	$1,237

*	Net of tax
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
          As of March 31, 2009, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125.0 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 1.69% and 6.22%, respectively. As of March 31, 2009, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $120.9 million, swapped to create a floating rate source of funds. For the three-month period ended March 31, 2009 and 2008, the Corporation recognized a loss of approximately $1.3 million and a gain of $3.1 million, respectively, on these economic hedges, which is included in other income in the consolidated statements of operations and was the result of incorporating the credit risk component in the fair value of the subordinated note.

          As of December 31, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125.0 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.24% and 6.22%, respectively. As of December 31, 2008, the Corporation had two subordinated notes agregating to approximately $125 million, with a fair value of $118.3 million, swapped to create a floating rate source of funds. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and the default on its contractual payments as of September 19, 2008, the Corporation terminated $23.8 million of fixed-for-floating interest rate swaps. The derivative liability of the swaps with Lehman Brothers Special Financing (“LBSF”) was $681,535 as of September 19, 2008 and was paid on December 5, 2008.
          The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the consolidated statements of operatings. For the three-month period ended March 31, 2009, a gain of approximately $1.9 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $1.9 million was recorded on the option contracts. For the three-month period ended March 31, 2008, a loss of approximately $9.5 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $9.5 million was recorded on the option contracts.
          The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the three-month period ended March 31, 2009 and 2008, the Corporation recognized a gain and a loss on these transactions of $282,000 and $436,000, respectively.
          To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the three-month period ended March 31, 2009 and 2008, the Corporation recognized a loss of $287,000 and a gain $982,000, respectively, on these transactions. There were no outstanding derivatives as of March 31, 2009.
          The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157 and SFAS 133. As of March 31, 2009 and December 31, 2008, the Corporation had loan commitments outstanding for approximately $4.1 million and $3.9 million, respectively. The Corporation recognized a loss of $9,000 for the three months ended March 31, 2009 and a gain of $84,000 for the three months ended March 31, 2008 on these commitments.
          The Corporation is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is the interest rate risk. The following table presents the fair value of derivative instruments in a statement of financial position:

		Assets Derivatives
		Fair Value
	Balance Sheet	as of
(Dollars in thousands)	Location	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other assets	$169,441	$193,312
Interest rate caps	Other assets	13	13
Options	Other assets	1,919	3,774
Loan commitment	Other assets	84	93

Total		$171,457	$197,192

		Liabilities Derivatives
		Fair Value
	Balance Sheet	as of
	Location	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other liabilities	$165,373	$187,525
Interest rate caps	Other liabilities	13	13
Options	Other liabilities	1,919	3,774

Total		$167,305	$191,312

The following table presents the effect of the derivative instruments on the statement of results of operations:

		Gain or (Loss) recognized in
	Location of Gain or (Loss)	Income on derivatives
	recognized in Income on	as of
(Dollars in thousands)	Derivatives	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Interest Income (Expense)	$1,220	$1,452
Interest rate swaps	Other Income (Loss)	(1,042)	9,086
Loan commitment	Other Income (Loss)	(9)	48

Total		$169	$10,586

Contingent Features
          Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 is $17 million, for which the Corporation has posted collateral of $9 million in the normal course of business.

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
          The components of net periodic cost (benefit) for the Plan for the three month periods ended March 31, 2009 and 2008 were as follows:

	For the three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Interest cost on projected benefit obligation	$594	$587
Expected return on assets	(515)	(674)
Net amortization	292	54

Net periodic pension cost (benefit)	$371	$(33)

          The expected contribution to the Plan for 2009 is $584,000.
          The components of net periodic pension cost for the Central Hispano Plan for three month periods ended March 31, 2009 and 2008 were as follows:

	For the three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Interest cost on projected benefit obligation	$476	$460
Expected return on assets	(389)	(518)
Net amortization	192	126

Net periodic pension cost	$279	$68

          The expected contribution to the Central Hispano Plan for 2009 is $522,000.
Savings Plan
          The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s plans contribution for the three months ended March 31, 2009 and 2008 were approximately $188,000 and $420,000, respectively.

15. Long Term Incentive Plans:
          Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Group to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.0 million due to a favorable change in plan valuation during the three months ended March 31, 2008. As options were exercised as of March 31, 2008, $4.6 million was reclassified as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.4 million and 0.9 million for the three months ended March 31, 2009 and 2008, respectively.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2011. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.1 million for the three months ended March 31, 2009.
16. Guarantees:
          The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $971,000 at March 31, 2009, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. Standby letters of credit outstanding at March 31, 2009 and December 31, 2008 had terms ranging from one month to five years. The aggregate contract amount of the standby letters of credit of approximately $91,238,000 and $95,660,000 at March 31, 2009 and December 31, 2008, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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
          The following present financial information of reportable segments as of and for the three months ended March 31, 2009 and 2008. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	March 31, 2009
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$64,066	$41,686	$34,862	$9,100	$13,499	$4,146	$(13,316)	$154,043
Intersegment revenue	6,984	—	—	—	47	6,285	(13,316)	—
Interest income	54,246	39,404	33,036	8,295	832	5,049	(12,187)	128,675
Interest expense	9,910	15,199	7,418	16,415	340	5,230	(10,230)	44,282
Depreciation and amortization	1,096	671	323	236	372	518	—	3,216
Segment income (loss) before income tax	7,453	21,687	415	(9,806)	3,841	(22,348)	(1,958)	(716)
Segment assets	3,351,042	2,628,179	661,890	751,698	126,478	851,476	(1,017,783)	7,352,980

	March 31, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
				(Dollars in thousands)
Total external revenue	$86,442	$42,465	$35,186	$17,220	$22,119	$14,706	$(6,750)	$211,388
Intersegment revenue	398	—	—	—	71	6,281	(6,750)	—
Interest income	66,738	41,986	35,154	14,933	714	5,739	(6,235)	159,029
Interest expense	20,924	21,610	7,359	22,126	668	6,062	(4,319)	74,430
Depreciation and amortization	1,078	610	761	235	328	994	—	4,006
Segment income (loss) before income tax	20,676	16,776	(1,308)	(6,853)	9,091	(10,527)	(1,916)	25,939
Segment assets	3,924,742	2,769,609	671,626	1,646,630	125,358	1,213,516	(1,046,463)	9,305,018

Reconciliation of Segment Information to Consolidated Amounts
          Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$163,213	$203,432
Other revenues	4,146	14,706
Elimination of intersegment revenues	(13,316)	(6,750)

Total consolidated revenues	$154,043	$211,388

Total income before tax of reportable segments	$23,590	$38,382
Loss before tax of other segments	(22,348)	(10,527)
Elimination of intersegment profits	(1,958)	(1,916)

Consolidated (loss) income before tax	$(716)	$25,939

Assets:
Total assets for reportable segments	$7,519,287	$9,137,965
Assets not attributed to segments	851,476	1,213,516
Elimination of intersegment assets	(1,017,783)	(1,046,463)

Total consolidated assets	$7,352,980	$9,305,018

18. Fair Value of Financial Instruments:
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

*Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
Fair Value Hierarchy
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

Recurring Measurements
          The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at March 31, 2009 and December 31, 2008.

	March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$248	$20,715	$26,110	$47,073
Investment Securities Available for Sale	163,889	159,751	—	323,640
Derivative Assets	—	171,238	219	171,457

Total Assets, at Fair Value	$164,137	$351,704	$26,329	$542,170

Liabilities:
Deposits (1)	$—	$82,494	$—	$82,494
Subordinated Capital Notes (2)	—	120,945	—	120,945
Derivative Liabilities	—	167,170	135	167,305

Total Liabilities, at Fair Value	$—	$370,609	$135	$370,744

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$117	$35,083	$29,519	$64,719
Investment Securities Available for Sale	171,916	630,196	—	802,112
Derivative Assets	463	195,993	736	197,192

Total Assets, at Fair Value	$172,496	$861,272	$30,255	$1,064,023

Liabilities:
Deposits (1)	$—	$101,401	$—	$101,401
Subordinated Capital Notes (2)	—	118,282	—	118,282
Derivative Liabilities	—	190,669	643	191,312

Total Liabilities, at Fair Value	$—	$410,352	$643	$410,995

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
          Level 3 assets and liabilities were 4.9% and 0.04% of total assets at fair value and total liabilities at fair value, respectively, as of March 31, 2009 and 2.8% and 0.16% as of December 31, 2008, respectively.
          The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to March 31, 2009 and January 1, 2008 to March 31, 2008:

		Net realized/unrealized
		loss included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	losses
	January 1,		Comprehensive	out of	and	March 31,	still
(Dollars in thousands)	2009	Earnings	Income	Level 3	settlements	2009	held (2)
Trading Securities (1)	$29,519	$(551)	$—	$—	$(2,858)	$26,110	$(421)
Derivatives, net	93	(9)	—	—	—	84	(9)

	$29,612	$(560)	$—	$—	$(2,858)	$26,194	$(430)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
			Other	in and/or	issuances		gains
	January 1,		Comprehensive	out of	and	March 31,	still
(Dollars in thousands)	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,191	$—	$—	$17,796	$39,137	$228
Derivatives, net	45	84	—	—	—	129	129

	$20,195	$1,275	$—	$—	$17,796	$39,266	$357

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses)

relating to assets and liabilities classified as Level 3 that are still held at March 31, 2009 and 2008.
          The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three-month period ended March 31, 2009 and 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.

	March 31, 2009		March 31, 2008
	Total Gains (Losses)		Total Gains (Losses)
	Trading	Net	Trading	Net
(Dollars in thousands)	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(551)	$(9)	$1,191	$84

          The table below summarizes changes in unrealized gains or losses recorded in earnings for the three-month periods ended March 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at March 31, 2009 and 2008. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.

	March 31, 2009		March 31, 2008
	Changes in Unrealized Gains (Loss)		Changes in Unrealized Gains (Loss)
	Trading	Net	Trading	Net
(Dollars in thousands)	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$(421)	$(9)	$(228)	$(129)

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
          Level 3 trading securities primarily include Puerto Rico Government and Agencies debt securities and fixed income closed end funds. At March 31, 2009 the majority of these instruments were valued based on dealer indicative quotes.
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
Loans Held for Sale
          Loans held for sale are carried at the lower of cost or market. Fair values for loans held for sale are based on observable inputs, such as observable market prices, credit spreads and interest rate yield curves when available. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally developed and considers types of loans, conformity of loans, delinquency statistics and risk premiums that a market participant would require, and accordingly may be classified as Level 3 in a non-recurring fair value measurement.
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
Non-Recurring Measurements for Assets
          The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized as of March 31, 2009 and December 31, 2008.

		Carrying Value as of March 31, 2009
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Loans, net(1)	$36,407	$—	$—	$36,407	$17,725
Repossesed Assets (2)	5,399	—	—	5,399	1,472

	$41,806	$—	$—	$41,806	$19,197

(1)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.

(2)	Amount represented real estate owned properties measured for impairment based on the fair value of the collateral accordance with the adoption of FSP FAS 157-2 “Effective date of FASB Statements No. 157” as of March 31, 2009.

Carrying Value as of December 31, 2008
Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
(Dollars in thousands)	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2008
Loans, net(1)	$59,152	$—	$—	$59,152	$18,410

(1)	Amount represented loans measured for impairment based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
          The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of March 31, 2009, these callable brokered certificates of deposits had a fair value of $82.5 million and principal balance of $100.8 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $120.9 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s consolidated statement of operations. Electing the fair value option allows the Corporation to avoid the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
          As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.

          The following table represents changes in fair value for the three months ended March 31, 2009 and 2008 which includes the interest expense on callable brokered certificates of deposits of $1.1 million and interest expense on subordinated capital notes of $1.9 million. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the Consolidated Statements of Operations based on their contractual coupons.

	March 31, 2009
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(1,100)	$316	$(784)
Subordinated Capital Notes	(1,944)	(2,663)	(4,607)

Total	$(3,044)	$(2,347)	$(5,391)

	March 31, 2008
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(8,050)	$(4,217)	$(12,267)
Subordinated Capital Notes	(1,944)	(431)	(2,375)

Total	$(9,994)	$(4,648)	$(14,642)

          The impacts of changes in the Corporation’s credit risk on subordinated capital notes for the three months ended March 31, 2009 and 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.

March 31, 2009
	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(4,081)	$(526)	$(4,607)

March 31, 2008
	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$3,866	$(6,241)	$(2,375)

19. Subsequent Events:
          On April 2009, the Corporation completed the sales of certain impaired loans to an affiliate for $49.2 million in cash. These loans had an outstanding principal balance of $53.4 million and a specific valuation allowance of $4.2 million. The type of loans by net book value was $33.9 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on this transaction.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

	Quarter ended ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Interest income	$128,675	$159,029
Interest expense	44,282	74,430

Net interest income	84,393	84,599
Gain on sale of securities	9,251	2,874
Loss on extinguishment of debt	(9,600)	—
Broker-deaker, asset management and insurance fees	12,965	21,987
Other income	12,752	27,498
Operating expenses	69,377	71,444
Provision for loan losses	41,100	39,575
Income tax (benefit) provision	(685)	8,217

Net (loss) income	$(31)	$17,722

PER COMMON SHARE DATA*
Net (loss) income	$0.00	$0.38
Book value	$11.70	$12.15
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$—	$0.10
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,836,035	$6,961,929
Allowance for loan losses	192,800	166,531
Earning assets	6,968,818	8,405,199
Total assets	7,757,024	9,170,097
Deposits	5,010,354	5,005,184
Borrowings	1,830,525	3,275,570
Common equity	555,441	552,733
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,657,583	$6,918,077
Allowance for loan losses	196,510	179,150
Earning assets	6,696,810	8,609,111
Total assets	7,352,980	9,309,018
Deposits	5,099,681	5,553,665
Borrowings	1,334,154	2,847,096
Common equity	545,465	566,849
Continued

Quarter ended
March 31,
2009	2008
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	4.98%	4.12%
Efficiency ratio (1)	62.38%	55.76%
Return on average total assets (on an annualized basis)	0.00%	0.78%
Return on average common equity (on an annualized basis)	(0.02)%	12.90%
Dividend payout	0.00%	26.32%
Average net loans/average total deposits	116.48%	139.09%
Average earning assets/average total assets	89.84%	91.66%
Average stockholders’ equity/average assets	7.16%	6.03%
Fee income to average assets (annualized)	1.22%	1.51%
Capital:
Tier I capital to risk-adjusted assets	8.95%	7.70%
Total capital to risk-adjusted assets	13.68%	10.74%
Leverage Ratio	6.21%	5.83%
Asset quality:
Non-performing loans to total loans	4.07%	4.42%
Annualized net charge-offs to average loans	2.45%	1.54%
Allowance for loan losses to period-end loans	3.36%	2.52%
Allowance for loan losses to non-performing loans	82.53%	57.06%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	77.37%	55.32%
Non-performing assets to total assets	3.62%	3.56%
Recoveries to charge-offs	3.49%	3.44%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	0.96	x	1.71	x
Including interest on deposits	0.98	x	1.34	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,598,000	$14,096,000
Bank branches	54	59
Consumer Finance branches	64	68

Total Branches	118	127
ATMs	163	144
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities, gain on equity securities and loss on extinguisment of debts and derivatives.

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
          In addition to the information contained in this Form 10-Q, readers should consider the description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2008. While not all inclusive, Item 1 of the Form 10-K, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that provides further discussion of the operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
Critical Accounting Policies
          The consolidated financial statements of the Corporation and its wholly-owned subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2008.
Current Accounting Developments
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP FAS 157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. Effective January 1, 2009, the Corporation adopted SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2. The adoption of this statement did not have material impact on the Corporation’s consolidated financial statements and disclosures. See Notes 12 and 18 for additional information.
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
          In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of Useful Life of Intangible Assets. This FASB Staff Position (FSP) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of Statement 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. This FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Corporation adopted FSP FAS 142-3 effective January 1, 2009. The adoption of this FSP did not have a material impact on the Corporation’s financial statements and disclosures.
Overview of Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary (‘SSC”), Santander Financial Services, Inc. (“SFS”), Santander Insurance Agency, Inc. (“SIA”) and Island Insurance Corporation (“IIC”).
          For the three-month periods ended March 31, 2009 and 2008, net income and other selected financial information, as reported are the following:

	Three months ended
($ in thousands, except earnings per share)	31-Mar-09	31-Mar-08
Net (loss) income	$(31)	$17,722
EPS	$—	$0.38
ROA	0.00%	0.78%
ROE	(0.02)%	12.90%
Efficiency Ratio (*)	62.38%	55.76%

(*)	Operating expenses divided by net interest income on a tax equivalent basis plus other income excluding a gain on sale of securities, gain on equity securities and loss on extinguishment of debt.

Results of Operations for the Three-Month Periods March 31, 2009 and 2008
          The Corporation reported a net loss of $31,000 for the three-month period ended March 31, 2009 as compared to net income of $17.7 million for the three months ended March 31, 2008. The Corporation’s earnings per common share (EPS) was zero for the three-month period ended March 31, 2009 as compared to $0.38 for the three-month period ended March 31, 2008. The Corporation’s return on average assets (ROA) was zero for the first quarter of 2009 compared with 0.78% for the first quarter of 2008. For the same comparative periods, the annualized return on average common equity (ROE) was (0.02)% compared to 12.90%. The efficiency ratio, on a tax equivalent basis, for the three months ended March 31, 2009 and 2008 was 62.38% and 55.76%, respectively.
Overview of Financial Results
          The Corporation’s financial results for the three-month period ended March 31, 2009 were impacted by the following:
•	The Corporation experienced an improvement of 86 basis points in net interest margin, on a tax equivalent basis, to 4.98% for the three months ended March 31, 2009 from 4.12% for the same period in 2008;

•	In order to reduce counterparty exposure, improve net interest margin and strategically manage its balance sheet, the Corporation sold $441 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million on the extinguishment of a debt pertaining to securities sold under agreement to repurchase of $300 million that were funding the securities sold;

•	The provision for loan losses increased $1.5 million or 3.8% for the three months ended March 31, 2009 compared to the same period in 2008. The provision for loan losses represented 112.7% and 144.6% of the net charge-offs for the three months ended March 31, 2009 and 2008, respectively;

•	The allowance for loan losses of $196.5 million as of March 31, 2009 represented 3.4% of total loans, 82.5% of non-performing loans and 263.2% of non-performing loans excluding loans secured by real estate. As of December 31, 2008 and March 31, 2008, the allowance for loan losses was $191.9 million and $179.2 million, respectively, represented 3.1% and 2.5% of total loans, and 90.2% and 57.1% of non-performing loans and 225.1% and 85.9% of non-performing loans excluding loans secured by real estate, respectively;

•	Non-interest income decreased $27.0 million or 51.6% for the first quarter of 2009 as compared to the three-month period ended March 31, 2008, respectively. Non-interest income was impacted principally by: (i) a gain of $9.3 million due to the sale of certain investment securities available for sale offset by a loss of $9.6 million on extinguishment of a debt pertaining to securities sold under agreement to repurchase of $300 million; (ii) a decrease in broker-dealer, asset management and insurance fees of $9.0 million for the quarter ended March 31, 2009 compared with the same period in 2008; (iii) a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering during the first quarter of 2008; (iv) a decrease in gain on derivatives of $7.4 million and (v) a decrease of $1.2 million in trading gains;

•	Operating expenses for the first quarter of 2009 reflected a decrease of $2.1 million or 2.9% as compared to the three-month period ended March 31, 2008. This decrease was affected principally by: (i) a $6.7 million decrease in salaries and other employee benefits for the quarter ended March 31, 2009 as compared with the same quarter in 2008; (ii) $1.2 million decrease in business promotion; (iii) $1.2 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information; (iv) $0.8 million increase in professional fees due to an increment in consulting fees related to the review of certain operational procedures (v) partially offset by a favorable adjustment reducing stock incentive plan expense of $3.5 million recorded during the first quarter of 2008.

•	During 2009, the Corporation sold certain loans, including some classified as impaired, to an affiliate for $92.8 million in cash. These loans had a net book value of $92.8 million comprised of an outstanding principal balance of $95.8 million and a specific valuation allowance of $3.0 million. The type of loans by net book value was $65.6 million in construction loans and $27.2 million in commercial loans. No gain or loss was recognized on these transactions.
Net Interest Income
          The Corporation’s net interest income for the three months ended March 31, 2009 was $84.4 million, remaining basically flat when compared with the same period in prior year. There were decreases of $24.1 million and $5.2 million in interest income on loans and investment securities, respectively offset by $11.2 million decrease in interest expense on deposits and $19.0 million decrease on other borrowings when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities experienced a decrease of 106 basis points from 3.99% for the three-month period ended March 31, 2008 to 2.93% for the same period in 2009. This was influenced by the reduction in federal funds rates made by the Federal Reserve. The average yield on interest-earning assets reflected a decrease of 13 basis points to reach 7.55% in the quarter ended March 31, 2009.
          The table on page 50, Quarter to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the quarters ended March 31, 2009 and 2008. The table on Interest Variance Analysis — Tax Equivalent Basis on page 49, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the three-month periods ended March 31, 2009 compared with the same periods of 2008.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $1.1 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the three-month periods ended March 31, 2009 and 2008.

	Quarter ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Interest income — tax equivalent basis	$129,777	$160,463
Interest expense	44,282	74,430

Net interest income — tax equivalent basis	$85,495	$86,033

Net interest margin — tax equivalent basis (1)	4.98%	4.12%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the three-month period ended March 31, 2009, net interest margin, on a tax equivalent basis, was 4.98% compared to net interest margin, on a tax equivalent basis, of 4.12% for the same period in 2008. The 86 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a decrease in the cost of average interest-bearing liabilities of 106 basis points resulting in a decrease of $30.1 million in interest expense. The reduction of $30.1 million or 40.5% in interest expense was principally due to the significant reductions of 109 basis points in the cost of funds of average interest-bearing deposits from 3.73% for the three months ended March 31, 2008 to 2.64% for the three months ended March 31, 2009 reflecting the Federal Reserve’s interest rate cuts. The impact of the decrease in average cost of funds was partially offset by a 13 basis points decrease in yield on the average interest-earning assets resulting in a decrease of $30.7 million or 19.1% in interest income on average interest-earning assets, on a tax equivalent basis,. This reduction was mainly due to a $24.6 million decrease in interest income on average gross loans mainly due to the sale of loans to an affiliate.
          The average interest-earning assets at March 31, 2009 decreased $1.4 billion or 17.1% when compared with figures reported at March 31, 2008. This decrease was mainly due to a decrease of $1.1 billion in average net loans mainly due to the sale of commercial and construction loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations for the year ended December 31, 2008. The decrease in average net loans was comprised of the following items:
•	a decrease in the average commercial and construction loans of $492.5 million or 18.8% and $335.4 million or 68.8%, respectively, which considers the effect of the sale of loans to an affiliate and net repayments during the period;

•	a decrease of $118.5 million or 4.4% in average mortgage loans mainly due to a $51.2 million decrease in mortgage loans originations and $16.2 million increase in mortgage loans sales and securitizations when compared to the quarter ended March 31, 2008;

•	a decrease in average consumer loans (including consumer finance) of $122.7 million or 9.9% which comprised $102.6 million and $34.9 million decreases in average personal loans and consumer finance, respectively, offset by $14.8 million increase in average credit cards;

•	a decrease in average leasing portfolio of $30.5 million or 34.9%, since the Corporation has strategically reduced this line of lending;

•	an increase in the average allowance for loan losses of $26.3 million when compared with figures reported in 2008.
          Also, there was a decrease of $490.1 million or 37.9% in average investment securities due to a sale of investment securities available for sale of $441.0 million during the first quarter of 2009 partially offset by an increase of $179.6 million in average interest bearing deposits.
          The decrease in average interest-bearing liabilities of $1.4 billion or 18.3% for the three-month period ended March 31, 2009, was driven by a decrease in average borrowings of $1.4 million when compared to the three-month period ended March 31, 2008. The decrease in average interest-bearing liabilities was composed of:
•	a decrease in average federal funds and other borrowings of $667.9 million mainly due to the payment of the $700.0 million outstanding indebtedness incurred under a bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during the first quarter of 2008;

•	a reduction in average securities sold under agreements to repurchase of $284.1 million mainly caused by the cancellation of $200 million of securities sold under agreements to repurchase with Lehman Brothers Inc. (“LBI”) as result of the bankruptcy of its parent, Lehman Brothers Holding Inc. (“LBHI”) during 2008;

•	reductions of $424.5 million in average commercial paper ;

•	a decrease in average Federal Home Loan Bank Advances (“FHLB”) of $120.9 million for the three months ended March 31, 2009 compared with the same period in 2008;

•	an increase of $51.8 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate;

•	an increase of $70.9 million in average total interest bearing deposits comprised of an increase of $384.8 million and $90.7 million in average other time deposits and average savings and NOW accounts, respectively, offset by a $404.6 million decrease in average brokered deposits. The increase in average total interest bearing deposits was principally due to a certificate of deposit for the amount of $630 million opened by Banco Santander, S.A. with Banco Santander Puerto Rico during first quarter of 2008.
          The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the three-month periods ended March 31, 2009, compared to the three-month periods ended March 31, 2008, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.
INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Three Months Ended March 31, 2009
	Compared to the Three Months
	Ended March 31, 2008
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(377)	$(396)	$(773)
Time deposits with other banks	490	(752)	(262)
Investment securities	(5,883)	814	(5,069)
Loans	(23,141)	(1,441)	(24,582)

Total interest income, on a tax equivalent basis	(28,911)	(1,775)	(30,686)

Interest expense:
Savings and NOW accounts	568	(4,932)	(4,364)
Other time deposits	(215)	(6,591)	(6,806)
Borrowings	(13,166)	(6,125)	(19,291)
Long-term borrowings	698	(385)	313

Total interest expense	(12,115)	(18,033)	(30,148)

Net interest income, on a tax equivalent basis	$(16,796)	$16,258	$(538)

          The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the three-month periods ended March 31, 2009 and 2008.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2009			March 31, 2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$314,876	$189	0.24%	$51,200	$451	3.54%
Federal funds sold and securities purchased under agreements to resell	16,208	15	0.38%	100,268	788	3.16%

Total interest bearing deposits	331,084	204	0.25%	151,468	1,239	3.29%

U.S. Treasury securities	42,876	30	0.28%	64,939	623	3.86%
Obligations of other U.S. government agencies and corporations	74,750	684	3.71%	507,773	4,960	3.93%
Obligations of government of Puerto Rico and political subdivisions	204,081	3,442	6.84%	94,990	1,338	5.67%
Collateralized mortgage obligations and mortgage backed securities	420,154	5,359	5.17%	544,376	6,453	4.77%
Other	59,838	179	1.21%	79,724	1,389	7.01%

Total investment securities	801,699	9,694	4.90%	1,291,802	14,763	4.60%

Loans:
Commercial	2,124,371	24,882	4.75%	2,616,880	39,534	6.08%
Construction	152,121	1,006	2.68%	487,514	5,611	4.63%
Consumer	551,781	21,407	15.73%	639,580	21,502	13.52%
Consumer Finance	568,878	32,893	23.45%	603,826	34,943	23.27%
Mortgage	2,574,757	38,756	6.02%	2,693,219	41,420	6.15%
Lease financing	56,927	935	6.66%	87,441	1,451	6.67%

Gross loans	6,028,835	119,879	8.06%	7,128,460	144,461	8.15%
Allowance for loan losses	(192,800)			(166,531)

Loans, net	5,836,035	119,879	8.33%	6,961,929	144,461	8.35%
Total interest earning assets/ interest income (on a tax equivalent basis)	6,968,818	129,777	7.55%	8,405,199	160,463	7.68%

Total non-interest earning assests	788,206			764,898

Total assets	$7,757,024			$9,170,097

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,722,194	$6,386	1.50%	$1,631,511	$10,750	2.65%
Other time deposits	1,674,523	13,689	3.32%	1,289,696	12,416	3.87%
Brokered deposits	907,281	7,962	3.56%	1,311,879	16,040	4.92%

Total interest bearing deposits	4,303,998	28,037	2.64%	4,233,086	39,206	3.73%
Federal funds purchased and other borrowings	1,669	—	0.00%	669,604	7,029	4.22%
Securities sold under agreements to repurchase	311,667	3,389	4.41%	595,745	7,408	5.00%
Federal Home Loan advances	1,143,889	8,602	3.05%	1,264,816	12,208	3.88%
Commercial paper	52,959	128	0.98%	477,426	4,765	4.01%
Term Notes	20,048	154	3.12%	19,451	149	3.08%
Subordinated Notes	300,293	3,972	5.36%	248,528	3,665	5.93%

Total interest bearing liabilities/interest expense	6,134,523	44,282	2.93%	7,508,656	74,430	3.99%

Total non-interest bearing liabilities	1,067,060			1,108,708

Total liabilities	7,201,583			8,617,364

Stockholders’ Equity	555,441			552,733

Total liabilities and stockholders’ equity	$7,757,024			$9,170,097

Net interest income, on a tax equivalent basis		$85,495			$86,033

Net interest spread			4.62%			3.69%
Cost of funding earning assets			2.58%			3.56%
Net interest margin, on a tax equivalent basis			4.98%			4.12%

Provision for Loan Losses
          The Corporation’s provision for loan losses increased $1.5 million or 3.8% from $39.6 million for the quarter ended March 31, 2008 to $41.1 million for the same period in 2009. The increase in the provision for loan losses was due primarily to the deterioration in economic conditions in Puerto Rico, requiring the Corporation to increase the level of its allowance for loan losses.
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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the quarters ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Bank service fees on deposit accounts	$3,335	$3,580
Other service fees:
Credit card and payment processing fees	2,119	2,019
Mortgage servicing fees	996	854
Trust fees	277	376
Confirming advances fees	749	2,408
Other fees	2,882	3,188

Total fee income	10,358	12,425
Broker/dealer, asset management, and insurance fees	12,965	21,987
Gain on sale of securities, net	9,251	2,874
Gain on sale of loans	2,246	1,438
Trading gains	403	1,582
Gain (loss) on derivatives	(3,613)	3,769
Other gains (losses), net	(8,596)	7,437
Other	2,354	847

	$25,368	$52,359

          The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the quarters ended
	March 31, 2009	March 31, 2008
	(In thousands)
Broker-dealer	$6,489	$13,086
Asset management	6,128	6,598

Total Santander Securities	12,617	19,684
Insurance	348	2,303

Total	$12,965	$21,987

          For the quarter ended March 31, 2009, other income reached $25.4 million, a $27.0 million or 51.6% decrease when compared to $52.4 million for the same period in 2008. The other income was impacted by the following:
•	Broker-dealer, asset management and insurance fees reflected a decrease of $9.0 million for the three-month period ended March 31, 2009, due to decreases in broker-dealer and asset management fees of $7.0 million and a decrease of $2.0 million in insurance fees due to a reduction in credit life commissions generated from the Bank and Island Finance operation. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 51.1% to the Corporation’s other income for the three-month period ended March 31, 2009 and 42.0% for same period in 2008.

•	There was an increase in gain on sale of securities available for sale of $6.4 million for the three-month period ended March 31, 2009 compared with the three-month period ended March 31, 2008. During the first quarter of 2009, the Corporation sold $441 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million, included in other gains, net, on the extinguishment of a debt pertaining to securities sold under agreement to repurchase of $300 million that were funding the securities sold. During the first quarter of 2008, the Corporation sold $125.3 million of investment securities available for sale, resulting in a gain of $2.9 million.

•	The Corporation reported a decrease in gain on derivative instruments of $7.4 million for the three-month period ended March 31, 2009 compared with the same period in 2008 mostly resulting from the credit risk component incorporated into the fair value calculation of a subordinated note pursuant to SFAS 157 as of January 1, 2008.

•	During the first quarter of 2008, a gain of $8.6 million on the sale of part of the investment in Visa, Inc. in connection with its initial public offering was recognized through earnings and included within other gains and losses, net.

•	A valuation adjustment of $1.6 million for loans held for sale was recorded through earnings and included within other gains and losses during the three-month period ended March 31, 2008. No valuation adjustment was required for the quarter ended March 31, 2009.

•	There was an increase in other income of $1.5 million for the three months ended March 31, 2009 compared with the same period in 2008. This increase was mainly due to $0.7 million of loan administration fees collected from an affiliate, $0.4 million gain on tax credit purchased and $0.3 million gain from freestanding derivatives.

•	There was a decrease of $1.2 million in trading gains.

Operating Expenses
          The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Quarters ended
	March 31,	March 31,
	2009	2008
	(In thousands)
Salaries	$15,042	$17,828
Stock incentive plans	482	(3,067)
Pension and other benefits	12,568	17,382
Expenses deferred as loan origination costs	(1,237)	(2,156)

Total personnel costs	26,855	29,987

Occupancy costs	6,257	6,416

Equipment expenses	1,083	1,193

EDP servicing expense, amortization and technical services	10,254	10,178

Communication expenses	2,447	2,535

Business promotion	767	1,965

Other taxes	3,357	3,406

Other operating expenses:
Professional fees	4,776	4,020
Amortization of intangibles	773	734
Printing and supplies	334	389
Credit card expenses	1,641	978
Insurance	540	1,037
Examinations and FDIC assessment	2,653	1,489
Transportation and travel	460	675
Repossessed assets provision and expenses	1,036	1,325
Collections and related legal costs	448	321
All other	5,696	4,796

Other operating expenses	18,357	15,764

Non-personnel expenses	42,522	41,457

Total Operating expenses	$69,377	$71,444

          The Corporation’s operating expenses reflected a decrease of $2.1 million or 2.9% for the three-month periods ended March 31, 2009 when compared with the three-month period ended March 31, 2008. The variances in operating expenses are described below:
•	Total salaries and other employee benefits reflected a decrease of $3.2 million during the three months ended March 31, 2009 compared with the same period of the prior year. This reduction is mostly attributed to a decrease of $6.7 million in salaries and other employee benefits for the quarter ended March 31, 2009 as compared with the same quarter in 2008 partially offset by a favorable adjustment reducing stock incentive plan expense of $3.5 million recorded during the first quarter of 2008. The decrease in salaries and other employee benefits of $6.7 million was mainly driven by a $4.1 million decrease in commissions and bonuses and $0.9 million decrease in expense deferred as loan origination costs for the quarter ended March 31, 2009 as compared with quarter ended March 31, 2008.

•	The Corporation’s non-personnel expenses increased $1.1 million for the three months ended March 31, 2009 compared with the same period in prior year. This increase was mainly due to $1.2 million decrease in business promotion partially offset by $1.2 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information and $0.8 million increase in professional fees due to an increment in consulting fees related to the review of certain operational procedures.
          The Efficiency Ratio, on a tax equivalent basis, for the three months ended March 31, 2009 and 2008 was 62.38% and 55.76%, respectively, reflecting a decrease of 662 basis points. This change was mainly the result of a reduction in non-interest income of $27.0 million, as previously discussed.
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
          The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No 109” issued by FASB. FIN 48 clarifies the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Tax”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.5 million and $0.1 million at March 31, 2009. Accordingly, a deferred tax asset valuation allowance of $20.5 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at March 31, 2009 and December 31, 2008.
          The income tax benefit amounted to $0.7 million for the three months ended March 31, 2009 compared to an income tax provision of $8.2 million for the same period in 2008. The decrease in the provision for income tax for three month ended March 31, 2009 when compared with prior year resulted from a lower taxable income in the quarter ended March 31, 2009 compared to quarter ended March 31, 2008.

Financial Position — March 31, 2009
Assets
          The Corporation’s assets reached $7.4 billion as of March 31, 2009, a 6.9% or $0.5 billion decrease compared to total assets of $7.9 billion at December 31, 2008 and a 21.0% or $2.0 billion decrease compared to total assets of $9.3 billion at March 31, 2008. The reduction of $0.5 billion, for the quarter ended March 31, 2009, on Corporation’s total assets was driven by a decrease of $478.5 million in investment securities available for sale mainly due to a sale of $441 million investment securities during the first quarter of 2009. Also, there was a decrease of $310.4 million in net loan portfolio partially offset by an increase in cash and cash equivalents of $324.8 million compared to December 31, 2008 balances. The reduction of $2.0 billion compared to March 31, 2008 balances was principally due to a $1.3 billion decrease in net loan portfolio and $749.4 million decrease in investment securities available for sale due to the sale of investment securities of $346.7 million during 2008 and $441.0 million during the first quarter of 2009.
          The composition of the loan portfolio, including loans held for sale, was as follows:

	March 31,	Dec. 31,	Mar. 09/Dec. 08	March 31,	Mar. 09/Mar. 08
	2009	2008	Variance	2008	Variance
		(In thousands)
Commercial and industrial	$2,071,533	$2,164,786	$(93,253)	$2,602,835	$(531,302)
Construction	94,354	194,026	(99,672)	488,367	(394,013)
Mortgage	2,546,593	2,595,588	(48,995)	2,684,962	(138,369)
Consumer	530,982	566,589	(35,607)	629,001	(98,019)
Consumer Finance	557,298	578,243	(20,945)	607,838	(50,540)
Leasing	53,333	60,615	(7,282)	84,224	(30,891)

Gross Loans	5,854,093	6,159,847	(305,754)	7,097,227	(1,243,134)
Allowance for loan losses	(196,510)	(191,889)	(4,621)	(179,150)	(17,360)

Net Loans	$5,657,583	$5,967,958	$(310,375)	$6,918,077	$(1,260,494)

          The net loan portfolio, including loans held for sale, reflected a decrease of $310.4 million or 5.2%, reaching $5.7 billion at March 31, 2009, compared to the figures reported as of December 31, 2008, and a decrease of $1.3 billion or 18.2%, when compared to March 31, 2008. The construction and commercial loan portfolio decreased $99.7 million and $93.3 million, respectively, when compared to the December 31, 2008 balances. The reduction in these portfolios was basically due to the sale to an affiliate of $92.8 million of commercial and construction loans, including some classified as impaired, and $100.2 million of repayments, net of originations for the quarter ended March 31, 2009. The loans sold to an affiliate had a net book value of $92.8 million comprised of an outstanding principal balance of $95.8 million and a specific valuation allowance of $3.0 million. The type of loans sold, at net book value, was $65.6 million in construction loans and $27.2 million in commercial loans. Compared with March 31, 2008 balances, the construction and commercial loans portfolios reflected decreases of $394.0 million and $531.3 million, respectively, due to $392.9 million loans sold to an affiliate and $532.4 million of repayments, net of originations. Also, the Corporation reported a decrease in consumer loans (including consumer finance) of $56.6 million or 4.9% when compared with December 31, 2008 balances and $148.6 million or 12.0% when compared with March 31, 2008 balances. The leasing portfolio reflected decreases of $7.3 million and $30.9 million when compared with December 31, 2008 and March 31, 2008, respectively.
          The mortgage portfolio reflected a decreased of $49.0 million, or 1.9%, and $138.4 million, or 5.2%, decreases compared to December 31, 2008 and March 31, 2008 balances. Residential mortgage loan origination for the three months ended March 31, 2009 was $56.6 million, 47.5% less than the $107.8 million originated during the same period in 2008. Total mortgage loans sold and securitized during the three months ended March 31, 2009 were $51.0 million compared to $34.8 million for the same period in 2008.

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

ALLOWANCE FOR LOAN LOSSES

	For the quarters ended
	March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$191,889	$166,952
Provision for loan losses	41,100	39,575

	232,989	206,527

Losses charged to the allowance:
Commercial and industrial	4,727	2,344
Construction	2,254	—
Mortgage	1,380	66
Consumer	13,067	9,537
Consumer finance	16,056	15,917
Leasing	313	488

	37,797	28,352

Recoveries:
Commercial and industrial	470	156
Construction	20	—
Consumer	333	345
Consumer finance	414	376
Leasing	81	98

	1,318	975

Net loans charged-off	36,479	27,377

Balance at end of period	$196,510	$179,150

Ratios:
Allowance for loan losses to period-end loans	3.36%	2.52%
Recoveries to charge-offs	3.49%	3.44%
Annualized net charge-offs to average loans	2.45%	1.54%
          The Corporation’s allowance for loan losses was $196.5 million or 3.36% of period-end loans at March 31, 2009, a 833 basis point increase compared to $179.2 million, or 2.52% of period-end loans at March 31, 2008. The $196.5 million in the allowance for loan losses is comprised of $127.4 million related to the Bank and $69.1 million related to Island Finance entity, with a provision for loan losses of $25.5 million and $15.6 million for each respective segment for the three months ended March 31, 2009. At March 31, 2008, the composition of the allowance for loan losses of $179.2 million was comprised of $109.5 million related to the Bank and $69.7 million related to Island Finance entity, with a provision for loan losses of $22.7 million and $16.9 million for the same period for each respective entities.
          The 84 basis points increment in the allowance for loan losses to period-end loan was driven by an increment of the loss factor applied to all loans not evaluated individually for impairment. On a quarterly basis, the Corporation reviews and evaluates historical loss experience by loan type, quantitative factors (historical net charge-offs, statistical loss estimates, etc.) as well as qualitative factors (current economics conditions, portfolio composition, delinquency trends, industry concentrations, etc.).
          The ratio of the allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 77.37% and 55.32% at March 31, 2009 and March 31, 2008, respectively, an increase of 22.05 percentage points. At March 31, 2009, this ratio decreased 747 basis points when compared to 84.84% at December 31, 2008. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio was 216.97% at March 31, 2009 compared to 82.03% as of March 31, 2008 and 194.37% as of December 31, 2008.
          The annualized ratio of net charge-offs to average loans for the three-month period ended March 31, 2009 was 2.45%, increasing 91 basis points from 1.54% for the same period in 2008. This change was due to an increment in net charge-offs of $9.1 million during the first quarter ended March 31, 2009 when compared with the same period in 2008 combined with a decrease in average gross loans of $1.1 billion for the first quarter in 2009 compared with the first quarter in 2008. The commercial and construction loan portfolios experienced an increment in charge-offs reported of $4.7 million for the three-month period ended March 31, 2009 versus March 31, 2008 mainly resulting from the sale of construction and commercial loans of $92.8 million to an affiliate during the three-month period ended March 31, 2009.
          At March 31, 2009, impaired loans (loans evaluated individually for impairment) and related allowance amounted to approximately $122.0 million and $24.1 million, respectively. At December 31, 2008 impaired loans and related allowance amounted to $100.9 million and $18.4 million, respectively.
          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
          As of March 31, 2009, the Corporation’s total non-performing loans (excluding other real estate owned) reached $238.1 million or 4.07% of total loans from $212.7 million or 3.45% of total loans as of December 31, 2008 and from $314.0 million or 4.42% of total loans as of March 31, 2008. The Corporation’s non-performing loans reflected a decrease of $75.9 million or 24.2% compared to non-performing loans as of March 31, 2008 and an increase of $25.4 million or 8.1% compared to non-performing loans as of December 31, 2008. The $75.9 million decrease in non-performing loans was principally due to the $136.6 million decrease in nonperforming construction loans due to the sale of certain impaired construction loans to an affiliate during 2008 and first quarter of 2009 partially offset by increases of $55.2 million and $3.1 million in non-performing residential mortgage and consumer loans (including consumer finance), respectively when compared to March 31, 2008. Compared to December 31, 2008, the increase of $25.4 million was composed mainly of $33.7 million or 35.4% increase in non-performing residential mortgage loans partially offset by $7.9 million decrease in non-performing construction loans.
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.

Non-performing Assets and Past Due Loans

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Commercial and Industrial	$27,624	$30,564	$24,551
Construction	5,912	13,856	142,497
Mortgage	150,136	116,473	94,984
Consumer	13,825	13,479	12,926
Consumer Finance	38,080	35,508	35,938
Leasing	2,524	2,493	2,371
Restructured Loans	—	341	689

Total non-performing loans	238,101	212,714	313,956
Repossessed Assets	28,410	21,592	17,513

Total non-performing assets	$266,511	$234,306	$331,469

Accruing loans past-due 90 days or more	$15,899	$13,462	$9,877

Non-Performing loans to total loans	4.07%	3.45%	4.42%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	4.34%	3.67%	4.56%
Non-Performing assets to total assets	3.62%	2.97%	3.56%

Liabilities
          The Corporation’s total liabilities reached $6.8 billion as of March 31, 2009, reflecting a decrease of $0.5 billion or 7.3% compared to December 31, 2008. This reduction in total liabilities was principally due to a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $0.6 billion or 31.2% at March 31, 2009 from $1.9 billion at December 31, 2008. This decrease was partially offset by an increase in total deposits of $84.8 million or 1.7% to $5.1 billion as of March 31, 2009 from $5.0 billion as of December 31, 2008.
          Total deposits of $5.1 billion as of March 31, 2009 were composed of $0.9 billion in brokered deposits and $4.2 billion of customer deposits. Compared to December 31, 2008, brokered deposits reflected a decrease of $117.1 million or 12.0% and customer deposits reflected increases of $201.8 million, or 5.0% as of March 31, 2009. Total deposits reflected a decrease of $454.0 million compared with $5.6 billion as of March 31, 2008 which comprised decreases of $410.2 million and $43.8 million in brokered deposits and customer deposits, respectively.
          Total borrowings at March 31, 2009 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $605.2 million or 31.2% and 1.5 billion or 53.1% compared to borrowings at December 31, 2008 and March 31, 2008, respectively. The $605.2 million reduction was mainly due to the cancellation of $375 millions in securities sold under agreements to repurchase, $215 million decrease in federal home loan bank advances and $16.9 million decrease in commercial paper issued. The $1.5 billion reduction compared with March 31, 2008 balances was mainly due to the cancellation of $575 millions in securities sold under agreements to repurchase (including cancellation of $200 millions by Lehman Brothers Inc. (“LBI”) as a result of bankruptcy of its parent Lehman Brothers Holding, Inc. (“LBHI”) on September 19, 2008), $549.1 million decrease in commercial paper issued, $400 million decrease in federal home loan bank advances and $51.4 millions in federal funds purchased partially offset by $62.0 million increase in subordinated capital notes.
          On December 10, 2008, the Bank undertook a Subordinated Note Purchase Agreement with Crefisa, Inc, (“Crefisa”), an affiliate, for $60 million due on December 10, 2028 and to pay interest thereon from December 10, 2008 or from the most recent interest payment date to which interest has been paid or duly provided for, semiannually on the tenth (10th) day of June and the tenth (10th) of December of each year, commencing on June 10, 2009, at the rate of 7.5% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any interest payment date will, as provided in such Note Purchase Agreement, be paid to Crefisa at the close of business on the regular record date for such interest, which shall be the tenth (10th) day of the month next preceding the relevant interest payment date.
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
          During October 2006, the Corporation completed the private placement of $125 million Trust Preferred Securities (“Preferred Securities”) and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are fully and unconditionally guaranteed (to the extent described in the guarantee agreement between the Corporation and the guarantee trustee, for the benefit of the holders from time to time of the Preferred Securities) by the Corporation. The Trust Preferred Securities were acquired by an affiliate of the Corporation. In connection with the issuance of the Preferred Securities, the Corporation issued an aggregate principal amount of $129,000,000 of its 7.00% Junior Subordinated Debentures, Series A, due July 1, 2037.

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
          Stockholders’ equity was $545.5 million, or 7.4% of total assets at March 31, 2009, compared to $551.6 million or 7.0% of total assets at December 31, 2008. The $6.2 million decrease in stockholders’ equity was composed of an increase in accumulated other comprehensive loss of $4.7 million and an increase in minimum pension liability of $2.0 million partially offset by stock incentive plan expense recognized as capital contribution of $0.5 million during the three months ended March 31, 2009.
          In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividends on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, this prudent measure will preserve and continue to reinforce the Corporation’s capital position.
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
          During the three months ended March 31, 2009 and 2008, the Corporation did not repurchase any shares of common stock. As of March 31, 2009, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          As of March 31, 2009, the Corporation’s common stock price per share was $7.88, resulting in a market capitalization of $367.5 million, including affiliated holdings compared to book value equity of $545.5 million.
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

          At March 31, 2009 the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2009 were 8.95% and 13.68%, respectively, and the leverage ratio was 6.21%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 12 and 18 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2009 and December 31, 2008.
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
     Economic Undesignated Hedges:
     The following table summarizes the derivative contracts designated as economic undesignated hedges as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Loss	Income*
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$3,959	$(1,252)	$—

Totals	$125,000	$3,959	$(3,914)	$—

	December 31, 2008
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Gain	Income*
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$5,210	$4,311	$—

Totals	$125,000	$5,210	$4,311	$—

*	Net of tax.

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
          As of March 31, 2009 and December 31, 2008, the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 1.69% and 6.22% as of March 31, 2009 and 3.24% and 6.22% as of December 31, 2008, respectively.
          The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economic variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. As of March 31, 2009 and December 31, 2008, the Corporation has $4.0 million and $5.2 million, respectively, in fair value of these economic undesignated hedges.
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,524,182	$109	$(5)
Interest Rate Caps	1,072	—	—
Other	4,125	84	(9)
Equity Derivatives	236,428	—	—

Totals	$3,765,807	$193	$(14)

	December 31, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,548,418	$(53)	$(392)
Interest Rate Caps	1,166	—	—
Other	3,862	93	48
Equity Derivatives	236,428	—	(21)

Totals	$3,789,874	$40	$(365)

*	The notional amount represents the gross sum of long and short.

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
          Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Due to the challenging environment, the Corporation continuously evaluates its underwriting and lending criteria.
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

          The following table provides the composition of the Corporation’s loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	($ in thousands)
Commercial and industrial	$2,072,257	$2,165,613

Consumer — banking operations	530,426	565,833

Consumer Finance:
Consumer Installment Loans	631,197	686,277
Mortgage Loans	305,598	310,642

	936,795	996,919

Leasing	56,237	64,065

Construction	94,809	194,596

Mortgage Loans	2,512,428	2,553,328

Sub-total	6,202,952	6,540,354

Unearned income and deferred fees/cost:
Banking operations	140	(290)
Consumer finance	(379,497)	(418,676)

Allowance for loans losses:
Banking operations	(127,425)	(122,761)
Consumer finance	(69,085)	(69,128)

	$5,627,085	$5,929,499

          The Corporation’s gross loan portfolio as of March 31, 2009 and December 31, 2008 amounted to $6.2 billion and $6.5 billion respectively, which represented 92.6% and 90.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of March 31, 2009 and December 31, 2008, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
          As of March 31, 2009 and December 31, 2008, the Corporation had over 370,000 consumer loan customers each and over 8,000 and 7,000 commercial loan customers, respectively, As of such dates, the Corporation had 38 and 50 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $23.2 and $31.3 million in cross-border loans as of March 31, 2009 and December 31, 2008, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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

	March 31, 2009
	First	Second	Consumer	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2009	$9,945	$40	$—	$9,985	0%	$6	0.06%
2008	106,058	2,306	—	108,364	4%	907	0.84%
2007	263,819	2,482	—	266,301	11%	7,107	2.67%
2006	571,104	4,257	27	575,388	23%	37,346	6.49%
2005	591,688	608	—	592,296	24%	33,775	5.70%
2004 and earlier	958,059	1,942	93	960,094	38%	40,636	4.23%

Sub- Total	$2,500,673	$11,635	$120	2,512,428	100%	$119,777	4.77%

	December 31, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$106,836	$2,359	$—	$—	$109,195	4%	$638	0.58%
2007	269,220	2,546		—	271,766	11%	5,701	2.10%
2006	578,086	4,319	31	157	582,593	23%	32,198	5.53%
2005	604,142	636	—	—	604,778	24%	24,251	4.01%
2004	439,674	487		—	440,161	17%	16,256	3.69%
2003 and earlier	543,044	1,578	55	158	544,835	21%	22,953	4.21%

Sub- Total	$2,541,002	$11,925	$86	$315	2,553,328	100%	$101,997	3.99%

          The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 58% and 44% of the total mortgage originations for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 42% for the three-month period ended March 31, 2009 and 55% of the total originated mortgage portfolio for the year ended December 31, 2008. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 41% and 39% of total gross loans at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the first mortgage portfolio totaled approximately $2.5 billion while the second mortgage portfolio was approximately $11.6 million for both periods from banking operations.
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
          The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	March 31, 2009
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2009	$2,801	$70	$—	$2,871	3%	$—	0.00%
2008	31,145	671	—	31,816	19%	1,050	3.30%
2007	27,766	1,428	1,181	30,375	18%	1,060	3.49%
2006	13,292	1,206	22,235	36,733	22%	4,189	11.40%
2005	12,089	1,212	19,071	32,372	19%	3,303	10.20%
2004 and earlier	23,657	8,454	—	32,111	19%	4,702	14.64%

Total	$110,750	$13,041	$42,487	$166,278	100%	$14,304	8.60%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$31,441	$696	$—	$32,137	20%	$262	0.82%
2007	28,323	1,498	1,246	31,067	19%	572	1.84%
2006	13,409	1,281	22,355	37,045	22%	3,196	8.63%
2005	12,208	1,219	19,953	33,380	20%	3,014	9.03%
2004	11,524	3,108	—	14,632	9%	1,776	12.14%
2003 and earlier	13,129	6,185	—	19,314	12%	2,160	11.18%

Total	$110,034	$13,987	$43,554	$167,575	100%	$10,980	6.55%

*	Net of unearned finance charges and deferred income/cost
          The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,). The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at March 31, 2009 and December 31, 2008.

	March 31, 2009
	"BAND A"	Avg.	"BAND B"	Avg.	"BAND C"	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$2,020,273	75%	$275,991	72%	$216,164	63%	$2,512,428	72%
Consumer Finance	69,796	61%	40,367	62%	56,115	61%	166,278	61%

	$2,090,069		$316,358		$272,279		$2,678,706

Consumer Installment Loans*:
Banking Operations	$329,479	n/a	$91,984	n/a	$108,963	n/a	$530,426	n/a
Consumer Finance	170,333	n/a	113,210	n/a	107,476	n/a	391,019	n/a

	$499,812		$205,194		$216,439		$921,445

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	"BAND A"	Avg.	"BAND B"	Avg.	"BAND C"	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,984,652	80%	$308,690	81%	$259,986	76%	$2,553,328	80%
Consumer Finance	65,516	61%	41,652	62%	60,407	61%	167,575	61%

	$2,050,168		$350,342		$320,393		$2,720,903

Consumer Installment Loans*:
Banking Operations	$427,056	n/a	$59,070	n/a	$79,707	n/a	$565,833	n/a
Consumer Finance	176,334	n/a	119,492	n/a	114,842	n/a	410,668	n/a

	$603,390		$178,562		$194,549		$976,501

*	Net of unearned finance charges and deferred income/cost
          At March 31, 2009, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $216 million and $56 million for banking operations and consumer finance business, respectively, a 9% and 34% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of March 31, 2009 includes $1.4 million or 1.0% of originated loans during the year for banking operations and $0.4 million or 1% for consumer finance portfolio. At December 31, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $260 million and $60 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2008 includes $5.3 million or 1.5% of originated loans during the year for banking operations and $7.9 million or 13% for consumer finance portfolio.
          The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of March 31, 2009 and December 31, 2008 was 646 and 706, respectively and an average LTV of 72% as compared to 80% as of December 31, 2008. For its consumer finance business residential mortgages, average FICO score, as of March 31, 2009 and December 31, 2008 was 641 and 648, respectively and an average LTV of 61% as of March 31, 2009 as compared to 61% as of December 31, 2008. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
          Residential mortgage loan origination for banking operations was $56.6 million for the three months ended March 31, 2009, $345.7 million for the year ended December 31, 2008 and $107.8 million for the quarter ended March 31, 2008. The Corporation sold and securitized $51.0 million, $213.4 million and $34.8 million for the quarter ended March 31, 2009, the year ended December 31, 2008 and quarter ended March 31, 2008, respectively, to unaffiliated third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $2.2 million and $18.8 million of near prime or “Band C” loans for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.
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
          The Corporation’s one-year cumulative GAP position at March 31, 2009, was negative $1.0 billion or -14.7% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2009 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	SANTANDER BANCORP
	MATURING GAP ANALYSIS
	As of March 31, 2009
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$1,457	$162,114	$40,415	$12,195	$9,556	$—	$196,933	$422,670
Deposits in Other Banks	233,202	7,000	—	—	—	—	376,355	616,557
Loan Portfolio
Commercial	1,213,994	162,090	274,744	115,997	180,480	83,046	94,515	2,124,866
Construction	63,635	7,766	10,716	2,375	5,285	4,577	—	94,354
Consumer	336,224	197,012	334,600	177,500	35,751	15	7,178	1,088,280
Mortgage	109,537	272,305	536,216	445,709	882,178	308,743	(8,095)	2,546,593
Fixed and Other Assets	—	—	—	—	—	—	459,660	459,660

Total Assets	$1,958,049	$808,287	$1,196,691	$753,776	$1,113,250	$396,381	$1,126,546	$7,352,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$34,084	$—	$—	$—	$—	$—	$—	$34,084
Repurchase Agreements	—	—	—	—	—	—	—	—
Federal Funds Purchased and Other Borrowings	—	445,890	525,000	—	—	—	—	970,890
Deposits
Certificates of Deposit	899,715	1,426,631	212,847	64,165	10,318	28,176	(32,671)	2,609,181
Demand Deposits and Savings Accounts	144,815	40,736	206,762	180,662	127,676	—	(2,153)	698,498
Transactional Accounts	228,029	375,437	654,165	—	534,664	—	(292)	1,792,003
Term and Subordinated Debt	55,000	4,815	6,536	198,728	—	60,000	4,101	329,180
Other Liabilities and Capital	—	—	—	—	—	—	919,144	919,144

Total Liabilities and Capital	$1,361,643	$2,293,509	$1,605,310	$443,555	$672,658	$88,176	$888,129	$7,352,980

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,656,409	$143,934	$2,707	$141,708	$1,543,424	$36,000	$—	$3,524,182
Interest Rate Swaps (Liabilities)	1,791,690	133,934	2,707	16,427	1,543,424	36,000	—	3,524,182
Caps	1,072	—	1,072	—	—	—	—	2,144
Caps Final Maturity	1,072	—	1,072	—	—	—	—	2,144

GAP	$461,125	$(1,475,222)	$(408,619)	$435,502	$440,592	$308,205	$238,417	$—

Cumulative GAP	$461,125	$(1,014,097)	$(1,422,716)	$(987,214)	$(546,622)	$(238,417)	$—	$—

Cumulative interest rate gap to earning assets	6.69%	-14.71%	-20.64%	-14.32%	-7.93%	-3.46%
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
          NIM sensitivity analysis captures the maximum acceptable net interest margin loss for a one percent parallel change of all interest rates across the curve. Duration of market value equity analysis entails a valuation of all interest bearing assets and liabilities under parallel movements in interest rates. The ALCO has established limits of $27.0 million of NIM sensitivity for a 1% parallel shock and $115 million of MVE sensitivity for a 1% parallel shock.
          As of March 31, 2009, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $2.6 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $27.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $51.9 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $115.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of March 31, 2009.

			NET INTEREST MARGIN SHOCK REPORT
	March 31, 2009
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$365.5	$365.0	$364.3	$362.7	$361.8	$360.1	$356.1

Sensitivity	$2.8	$2.3	$1.6		$(0.9)	$(2.6)	$(6.6)

	MARKET VALUE SHOCK REPORT
	March 31, 2009
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$859.2	$894.3	$889.3	$855.6	$854.1	$803.7	$757.1

Sensitivity	$3.6	$38.7	$33.7		$(1.5)	$(51.9)	$(98.5)
          As of March 31, 2009 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
          Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2009, the Corporation had $1.5 billion in unsecured lines of credit ($639.2 million available) and $3.7 billion in collateralized lines of credit with banks and financial entities ($2.7 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
          On December 10, 2008, the Bank undertook a Subordinated Note Purchase Agreement with Crefisa, Inc, (“Crefisa”), an affiliate, for $60 million due on December 10, 2028 and to pay interest thereon from December 10, 2008 or from the most recent interest payment date to which interest has been paid or duly provided for, semiannually on the tenth (10th) day of June and the tenth (10th) of December of each year, commencing on June 10, 2009, at the rate of 7.5% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any interest payment date will, as provided in such Note Purchase Agreement, be paid to Crefisa at the close of business on the regular record date for such interest, which shall be the tenth (10th) day of the month next preceding the relevant interest payment date.
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
          Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2009, the Corporation had a liquidity ratio of 9.29%. At March 31, 2009, the Corporation had total available liquid assets of $736.8 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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

PART I. ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation’s management, including the Chief Executive Officer and the Chief Accounting Officer (as the Corporation’s principal financial officer), conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer (as the Corporation’s principal financial officer) concluded that the design and operation of these disclosure controls and procedures were effective.
          On February 2009, SFS conducted a conversion of its loan platform and cash collection systems. Management understands that this system conversion, which includes significant modifications to procedures could represent a material change in internal control over financial reporting. Changes to certain processes, and information systems and other components of internal control over financial reporting (as defined in Rule 13-159(e) and 15d-15(e) under the Securities Exchange Act of 1934) resulting from the system conversion, referred to above         , may occur and are in the process of being evaluated by management as certain processes, activities and controls are implemented. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the 2009 annual management report on internal control over financial reporting.
Changes in Internal Controls
          Besides the matter described above, there have been no changes in the Corporation’s internal controls over financial reporting during the three-month periods covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM I — LEGAL PROCEEDINGS
          The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses there from would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation. For discussion of certain other legal proceedings involving the Corporation, please, refer to the Corporation’s Annual Report on Form 10K for the year ended December 31, 2008.
ITEM 1A. RISK FACTORS
          There are no material changes in risk factors as previously disclosed under Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2008.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5 — OTHER INFORMATION
          None

ITEM 6 — EXHIBITS

Exhibit No.	Description	Reference
(2.0)	Agreement and Plan of Merger-Banco Santander Puerto Rico and Santander BanCorp	Exhibit 3.3 8-A12B

(2.1)	Stock Purchase Agreement Santander BanCorp and Banco Santander Central Hispano, S.A.	Exhibit 2.1 10K-12/31/00

(2.2)	Stock Purchase Agreement dated as of November 28, 2003 by and among Santander BanCorp, Administración de Bancos Latinoamericanos Santander, S.L. and Santander Securities Corporation	Exhibit 2.2 10Q-06/30/04

(2.3)	Settlement Agreement between Santander BanCorp and Administración de Bancos Latinoamericanos Santander, S.L.	Exhibit 2.3 10Q-06/30/04

(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B

(3.2)	Bylaws	Exhibit 3.1 8-A12B

(4.1)	Authoring and Enabling Resolutions 7% Noncumulative Perpetual Monthly Income Preferred Stock, Series A	Exhibit 4.1 10Q-06/30/04

(4.2)	Offering Circular for $30,000,000 Banco Santander PR Stock Market Growth Notes Linked to the S&P 500 Index	Exhibit 4.6 10Q-03/31/04

(4.3)	Private Placement Memorandum Santander BanCorp $75,000,000 6.30% Subordinated Notes	Exhibit 4.3 10KA-12/31/04

(4.4)	Private Placement Memorandum Santander BanCorp $50,000,000 6.10% Subordinated Notes	Exhibit 4.4 10K-12/31/05

(4.5)	Indenture dated as of February 28, 2006, between the Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.6 10Q-03/31/06

(4.6)	First Supplemental Indenture, dated as of February 28, 2006, between Santander Bancorp and Banco Popular de Puerto Rico	Exhibit 4.7 10Q-03/31/06

(4.7)	Amended and Restated Declaration of Trust and Trust Agreement, dated as of February 28, 2006, among Santander BanCorp, Banco Popular de Puerto Rico Wilmintong Trust Company, the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interest in The Assets of the Trust.	Exhibit 4.8 10-Q-03/31/06

(4.8)	Guarantee Agreement, dated as of February 28, 2006 between Santander BanCorp and Banco Popular de Puerto Rico	Exhibit 4.9 10-Q-03/31/06

(4.9)	Global Capital Securities Certificate	Exhibit 4.10 10Q-03/31/06

(4.10)	Certificate of Junior Subordinated Debenture	Exhibit 4.11 10Q-03/31/06

(4.11)	Private Placement Memorandum Santander BanCorp $60,000,000 7.50% Subordinated Notes	Exhibit 4.11 10K-12/31/08

(10.0)	Code of Ethics	Exhibit 14 10-KA-12/31/04

(10.1)	Contract for Systems Maintenance between ALTEC & Banco Santander Puerto Rico	Exhibit 10A 10K-12/31/02

(10.2)	Deferred Compensation Contract-María Calero	Exhibit 10C 10K-12/31/02

(10.3)	Information Processing Services Agreement between America Latina Tecnología de Mexico, SA and Banco Santander Puerto Rico, Santander International Bank of Puerto Rico and Santander Investment International Bank, Inc.	Exhibit 10A 10Q-06/30/03

(10.4)	Employment Contract-Lillian Díaz	Exhibit 10.5 10Q-03/31/05

(10.5)	Technology Assignment Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.12 10KA-12/31/04

(10.6)	Altair System License Agreement between CREFISA, Inc. and Banco Santander Puerto Rico	Exhibit 10.13 10KA-12/31/04

(10.7)	2005 Employee Stock Option Plan	Exhibit B Def14-03/26/05

(10.8)	Asset Purchase Agreement by and among Wells Fargo & Company, Island Finance Puerto Rico, Inc., Island Finance Sales Finance Corporation and Santander BanCorp and Santander Financial Services, Inc. for the purpose and sale of certain assets of Island Finance Puerto Rico, Inc. and Island Finance Sales Corporation dated as of January 22, 2006.	Exhibit 10.1 8K-01/25/06

EXHIBIT INDEX — Con’t

Exhibit No.	Exhibit Description	Reference

(10.9)	Employment Contract-Tomás Torres	Exhibit 10.16 10Q-09/30/06

(10.10)	Employment Contract-Eric Delgado	Exhibit 10.17 10Q-09/30/06

(10.11)	Agreement of Benefits Coverage Agreed with Officers of Grupo Santander	Exhibit 10.18 10K-12/31/06

(10.12)	Employment Contract-Justo Muñoz	Exhibit 10.18 10Q-06/30/07

(10.13)	Sales and Leaseback Agreement with Corporación Hato Rey Uno and Corporación Hato Rey Dos for the Bank’s two principal properties and certain parking spaces	Exhibit 10.18 10K-12/31/07

(10.14)	Option Agreement among Crefisa, Inc., D&D Investment Group, S.E., and Quisqueya 12, Inc.	Exhibit 10.19 10K-12/31/07

(10.15)	Merge Agreement among Banco Santander Puerto Rico and Santander Mortgage Corporation	Exhibit 10.20 10K-12/31/07

(10.16)	Regulations for the first and second cycle of The Share Plan (“Long Term Incentive Plan”) among Santander BanCorp and Santander Spain	Exhibit 10.21 10K-12/31/07

(10.17)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 10.1 8K-09/24/08

(10.18)	Employment Contract-Juan Moreno Blanco	Exhibit 10.19

(10.19)	Agreement and General Release (the “Agreement”) entered into between Carlos M. García, Santander BanCorp (the “Company”), Banco Santander Puerto Rico and Santander Overseas Bank, Inc.	Exhibit 10.19 10K-12/31/08

(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12

(22)	Registrant’s Proxy Statement for the March 30, 2009 Annual Meeting of Stockholders	Def14A-03/30/09

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: May 08, 2009	By:	/s/ Juan Moreno
President and Chief Executive Officer

Dated: May 08, 2009	By:	/s/ Roberto Jara
Executive Vice President and
Chief Accounting Officer