Form 10-Q
period 2009-06-30
SANTANDER BANCORP
filed 2009-08-07
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009
Commission File: 001-15849
SANTANDER BANCORP
(Exact name of Corporation as specified in its charter)

Commonwealth of Puerto Rico	66-0573723

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B7 Tabonuco Street, 18th Floor, San Patricio, Guaynabo, Puerto Rico	00968-3028

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(787) 777-4100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of June 30, 2009

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$237,188	$217,311
Interest-bearing deposits	2,490	976
Federal funds sold and securities purchased under agreements to resell	21,590	64,871

Total cash and cash equivalents	261,268	283,158

Interest-Bearing Deposits	7,556	7,394
Trading Securities, at fair value:
Securities pledged that can be repledged	20,550	—
Other trading securities	50,390	64,719

Total trading securities	70,940	64,719

Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	—	408,650
Other investment securities available for sale	479,504	393,462

Total investment securities available for sale	479,504	802,112

Other Investment Securities, at amortized cost	56,781	61,632
Loans Held for Sale, net	37,794	38,459
Loans, net	5,476,543	5,929,499
Accrued Interest Receivable	40,502	45,953
Premises and Equipment, net	16,938	19,368
Real Estate Held for Sale	8,015	8,075
Goodwill	121,482	121,482
Intangible Assets	29,510	29,842
Other Assets	430,602	485,883

	$7,037,435	$7,897,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$692,703	$692,963
Interest-bearing, including $21.2 million and $101.4 million at fair value in 2009 and 2008, respectively	3,915,081	4,321,939

Total deposits	4,607,784	5,014,902

Federal Funds Purchased and Other Borrowings	—	2,040
Securities Sold Under Agreements to Repurchase	15,000	375,000
Commercial Paper Issued	109,933	50,985
Federal Home Loan Bank Advances	1,090,000	1,185,000
Term Notes	20,269	19,967
Subordinated Capital Notes, including $113.3 million and $118.3 million at fair value in 2009 and 2008, respectively	301,383	306,392
Accrued Interest Payable	48,663	45,419
Other Liabilities	285,079	346,235

Total liabilities	6,478,111	7,345,940

Contingencies and Commitments (Notes 8, 9, 10, 12, 13, 14 and 16)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	317,765	317,141
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(27,550)	(22,563)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	70,785	58,734

Total stockholders’ equity	559,324	551,636

	$7,037,435	$7,897,576

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Interest Income:
Loans	$235,016	$281,807	$115,490	$138,137
Investment securities	13,347	27,316	4,402	13,196
Interest-bearing deposits	345	576	156	126
Federal funds sold and securities purchased under agreements to resell	43	2,765	28	1,977

Total interest income	248,751	312,464	120,076	153,436

Interest Expense:
Deposits	50,314	80,168	22,277	40,963
Securities sold under agreements to repurchase and other borrowings	20,188	49,807	7,914	18,249
Subordinated capital notes	7,682	6,844	3,710	3,179

Total interest expense	78,184	136,819	33,901	62,391

Net interest income	170,567	175,645	86,175	91,045
Provision for Loan Losses	74,836	78,090	33,736	38,515

Net interest income after provision for loan losses	95,731	97,555	52,439	52,530

Other Income (Loss):
Bank service charges, fees and other	20,351	23,525	9,994	11,101
Broker-dealer, asset management and insurance fees	31,178	41,973	18,214	19,986
Gain on sale of securities available for sale	9,251	2,874	—	—
Gain on sale of loans	2,801	2,267	555	829
Other (loss) income	(217)	12,716	9,233	(920)

Total other income	63,364	83,355	37,996	30,996

Other Operating Expenses:
Salaries and employee benefits	54,880	61,512	28,026	31,525
Occupancy costs	12,379	13,222	6,122	6,806
Equipment expenses	2,044	2,252	961	1,059
EDP servicing, amortization and technical assistance	20,023	21,061	9,768	10,883
Communication expenses	4,795	5,181	2,349	2,646
Business promotion	1,868	3,786	1,101	1,821
Other taxes	6,716	6,756	3,359	3,349
Other operating expenses	36,196	33,919	17,839	18,156

Total other operating expenses	138,901	147,689	69,525	76,245

Income before provision for income tax	20,194	33,221	20,910	7,281
Provision for Income Tax	8,141	8,983	8,826	765

Net Income Available to Common Shareholders	$12,053	$24,238	$12,084	$6,516

Basic and Diluted Earnings per Common Share	$0.26	$0.52	$0.26	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND YEAR ENDED DECEMBER 31, 2008
(Dollars in thousands)

	For the six months ended	Year ended
	June 30, 2009	December 31, 2008
Common Stock:
Balance at beginning of period	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	317,141	308,373
Capital contribution	1,457	9,710
Payments to ultimate parent for long-term incentive plan	(833)	(942)

Balance at end of period	317,765	317,141

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(22,563)	(24,478)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(5,787)	13,449
Unrealized net gain on cash flow hedges, net of tax	—	1,237
Minimum pension benefit (liability), net of tax	800	(12,771)

Balance at end of the period	(27,550)	(22,563)

Reserve Fund:
Balance at beginning of period	139,250	139,250

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of period	58,734	54,317
Net income	12,053	10,531
Deferred tax benefit amortization	(2)	(4)
Common stock cash dividends	—	(9,329)
Cummulative effect of the adoption of SFAS 159	—	3,219

Balance at end of the period	70,785	58,734

Total stockholders’ equity	$559,324	$551,636

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Comprehensive income (loss)
Net income	$12,053	$24,238	$12,084	$6,516

Other comprehensive income (loss), net of tax:
Unrealized holding losses on investment securities available for sale, net of tax	(1,084)	(2,149)	(1,024)	(12,124)
Reclassification adjustment for losses (gains) on investment securities available for sale included in net income, net of tax	(4,703)	404	(91)	735

Unrealized net loss on investment securities available for sale, net of tax	(5,787)	(1,745)	(1,115)	(11,389)

Unrealized net gain on cash flow hedges, net of tax	—	476	—	1,593
Minimum pension benefit, net of tax	800	—	2,750	—

Total other comprehensive (loss) income, net of tax	(4,987)	(1,269)	1,635	(9,796)

Comprehensive income (loss)	$7,066	$22,969	$13,719	$(3,280)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,053	$24,238

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,301	7,797
Deferred tax benefit	(1,316)	(6,330)
Provision for loan losses	74,836	78,090
Gain on sale of securities available for sale	(9,251)	(2,874)
Gain on sale of loans	(2,801)	(2,267)
Gains on financial instruments measured at fair value	(910)	(1,304)
Gain on trading securities	(1,403)	(1,994)
Valuation loss on loans held for sale	—	4,017
Net premiun amortization (discount accretion) on securities	333	(2,398)
Net (discount accretion) premium amortization on loans	(150)	146
Accretion of debt discount	315	—
Share based compensation sponsored by the ultimate parent	1,457	7,691
Purchases and originations of loans held for sale	(115,861)	(214,936)
Proceeds from sales of loans	178,309	162,134
Repayments of loans held for sale	335	11,320
Proceeds from sales of trading securities	503,878	5,633,201
Purchases of trading securities	(450,737)	(5,599,000)
Decrease in accrued interest receivable	5,451	26,398
Increase in other assets	(14,281)	(28,583)
Increase (decrease) in accrued interest payable	3,244	(30,546)
Increase (decrease) in other liabilities	3,656	(3,356)

Total adjustments	181,405	37,206

Net cash provided by operating activities	193,458	61,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(162)	(2,427)
Proceeds from sales of investment securities available for sale	507,258	128,158
Proceeds from maturities of investment securities available for sale	138,130	7,797,759
Purchases of investment securities available for sale	(346,155)	(7,825,616)
Proceeds from maturities of other investment securities	12,276	14,403
Purchases of other investments	(7,425)	(6,751)
Repayment of securities and securities called	25,429	44,041
Payments on derivative transactions	—	(1,497)
Net decrease in loans	260,994	214,952
Purchases of premises and equipment	(535)	(4,618)

Net cash provided by investing activities	589,810	358,404

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands)

	For the six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(406,233)	815,281
Net decrease in federal funds purchased and other borrowings	(97,040)	(818,320)
Net decrease in securities sold under agreements to repurchase	(360,000)	(51,722)
Net increase (decrease) in commercial paper issued	58,948	(234,703)
Net increase in term notes	—	294
Net increase in subordinated capital notes	—	17
Payment to ultimate parent for long-term incentive plan	(833)	—
Dividends paid	—	(12,126)

Net cash used in financing activities	(805,158)	(301,279)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,890)	118,569
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	283,158	201,697

CASH AND CASH EQUIVALENTS, END OF YEAR	$261,268	$320,266

Concluded
Supplemental Disclosures of Cash Flow Information:

	For the six months ended
	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
Cash paid during the year for:
Interest	$73,619	$134,401

Income taxes	$1,637	$8,359

Noncash transactions:
Minimum pension liability	$800	$—

Loan securitizations	$57,959	$32,921

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
1. Summary of Significant Accounting Policies:
          The accounting and reporting policies of the Corporation, a 91% owned subsidiary of Banco Santander, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.
          These statements should be read in conjunction with the condensed consolidated financial statements included in the Corporation’s Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these condensed consolidated financial statements are substantially the same as those described in Note 1 to the 2008 condensed consolidated financial statements in the Corporation’s Form 10-K.
Following is a summary of the Corporation’s most significant policies:
Nature of Operations and Use of Estimates
          The Corporation is a financial holding company offering a full range of financial services (including mortgage banking) through its wholly owned banking subsidiary Banco Santander Puerto Rico and subsidiary (the “Bank”). The Corporation also engages in broker-dealer, asset management, consumer finance, international banking, insurance agency services through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank, Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
          The Corporation is subject to the Federal Bank Holding Company Act and to the regulations, supervision, and examination of the Federal Reserve Board.
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
Investment Securities
          Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in the condensed consolidated statements of income as part of other income. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the condensed consolidated statements of income as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the condensed consolidated statements of income.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
          Prior to the adoption of Statement of Financial Accounting Standard (“SFAS” ) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of SFAS No. 115", in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period condensed consolidated statements of income along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. Prior to the adoption of SFAS 159 as of January 1, 2008, these swaps were designated for the hedge accounting treatment under SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). These financial instruments were accounted for as fair value hedges, with changes in the fair value of both the derivative and the hedged item included in other income and the interest included in net interest income in the condensed consolidated statements of income. In connection with the adoption of

SFAS 159 the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the condensed consolidated statements of income. The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the condensed consolidated statements of income. See Note 18 to the condensed consolidated financial statements for more information.
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
Loans Held for Sale
          Loans held for sale are recorded at the lower of cost or market computed on the aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of results of operations for the period in which the change occurs. The amount of loan origination cost and fees are deferred at origination of the loans and recognized as part of the gain and loss on sale of the loans in the condensed consolidated statements of income as part of other income.
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
          The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in SFAS No. 13, “Accounting for Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to results of operations over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

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
          The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at June 30, 2009 had terms ranging from one month to five years.
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
Goodwill and Intangible Assets
          The Corporation accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reporting units are tested for impairment annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the condensed consolidated statements of income.
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
          The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. Effective January 1, 2009, the Corporation has adopted SFAS 157 for fair value measurement of goodwill and intangible assets pursuant to FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” issued in February 2008. The adoption of this statement for nonfinancial assets and nonfinancial liabilities did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures.
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

Mortgage-servicing Rights
          Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the six-month periods ended June 30, 2009 and 2008.
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
          Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At June 30, 2009 and December 31, 2008, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,327,000,000 and $1,281,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $4,021,000 and $4,001,000 at June 30, 2009 and December 31, 2008, respectively.
Trust Services
          In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $145,000,000 and $200,000,000 at June 30, 2009 and December 31, 2008, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. Since December 31, 2006, when the Corporation sold to an unaffiliated third party the servicing rights for certain trust accounts, the Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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

Income Taxes
          The Corporation uses the asset and liability balance sheet method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended June 30, 2009 and 2008. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended June 30, 2009 and 2008.
Recent Accounting Pronouncements that Affect the Corporation
          The adoption of these accounting pronouncements had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:
•	SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The Corporation adopted SFAS 157, as of January 1, 2008 for financial assets and liabilities. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In February 2008, the FASB issued a FASB Staff Position (FSP No.157-2) that partially delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS No. 159. Effective January 1, 2009, the Corporation adopted SFAS 157 for nonfinancial assets and liabilities eligible for deferral under FSP FAS 157-2. The adoption of this statement for nonfinancial assets and nonfinancial liabilities did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures. See notes 12 and 18 for additional information.

•	SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statements No. 115.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In conjunction with the adoption of SFAS 157, the Corporation adopted SFAS 159, as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the SFAS 159 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. SFAS 159 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements. As a result of this adoption and election under the fair value option on January 1, 2008, the Corporation reported an after-tax increase to beginning of year retained earnings of $3.2 million.

•	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” In March 2008, the FASB issued SFAS No. 161, which requires the enhancement of the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement did not have material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	FSP 142-3, “Determination of Useful Life of Intangible Assets. In April 2008, the FASB issued FASB Staff Position FSP142-3, “Determination of Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). An intangible asset may be acquired individually or with a group of other assets. This FSP applies regardless of the nature of the transaction that resulted in the recognition of the intangible asset, that is, whether acquired in a business combination or otherwise. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors in paragraph 11 of Statement 142. This FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Corporation adopted FSP 142-3 effective January 1, 2009. The adoption of this FSP did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	SFAS No. 165 “Subsequent Events". In May 2009, the FASB issued SFAS No. 165, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. This statement was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this statement did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	FSP 107-1 “Interim Disclosures about Fair Value of Financial Instruments” . In April 2009, the FASB issued FSP 107-1 which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this statement did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. In April 2009, the FASB issued FSP 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP amends Statement 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Also, define major category for equity securities and debt securities based on the nature and risks of the securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.
          The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its condensed consolidated financial statements and disclosures.
•	SFAS No. 166 “Accounting for Transfer of Financial Asset, an amendment of FASB Statements No. 140.” In June 2009, the FASB issued SFAS No. 166, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.

•	SFAS No. 168 “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement 162. In June 2009, the FASB issued SFAS No. 168, which become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles", which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	June 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$157,297	$445	$—	$157,742	1.77%
After one year to five years	80,582	496	215	80,863	1.17%

	237,879	941	215	238,605	1.56%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	330	—	—	330	3.80%
After one year to five years	73,215	88	344	72,959	5.00%
After five years to ten years	9,520	41	99	9,462	5.16%
Over ten years	4,430	11	3	4,438	5.55%

	87,495	140	446	87,189	5.04%

Corporate bonds:
After one year to five years	141,816	81	526	141,371	1.85%

Mortgage-backed securities:
Over ten years	12,129	160	—	12,289	5.63%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$479,369	$1,322	$1,187	$479,504	2.38%

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$164,844	$1,164	$1	$166,007	2.30%
After one year to five years	5,658	251	—	5,909	3.99%

	170,502	1,415	1	171,916	2.36%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	6	1,454	4.23%
After one year to five years	133,185	347	384	133,148	5.23%
After five years to ten years	9,545	29	95	9,479	5.18%
Over ten years	4,505	33	3	4,535	5.55%

	148,695	409	488	148,616	5.22%

Mortgage-backed securities:
After five years to ten years	193,630	2,258	73	195,815	4.39%
Over ten years	282,235	3,525	45	285,715	5.41%

	475,865	5,783	118	481,530	4.99%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$795,112	$7,607	$607	$802,112	4.47%

          The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 1.9 years at June 30, 2009, comprised of approximately 1.2 years for treasuries and agencies of the United States Government, 1.9 years for instruments from the Commonwealth of Puerto Rico and its subdivisions, 2.7 years for FDIC insured corporate bonds, 3.4 years for mortgage backed securities and 0.5 year for all other securities.
          The number of positions, fair value and unrealized losses at June 30, 2009 and December 31, 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	June 30, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	7	$49,803	$215	—	$—	$—	7	$49,803	$215
Corporate bonds	8	126,307	526		—	—	—	126,307	526
Commonwealth of Puerto				—	—	—	—	—	—
Rico and its subdivisions	11	26,707	304	8	8,013	142	19	34,720	446

	26	$202,817	$1,045	8	$8,013	$142	26	$210,830	$1,187

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$30,000	$1	—	$—	$—	1	$30,000	$1
Commonwealth of Puerto Rico and its subdivisions	1	705	72	14	19,338	416	15	20,043	488
Mortgage-backed securities	—	—	—	4	33,091	118	4	33,091	118

	2	$30,705	$73	18	$52,429	$534	20	$83,134	$607

          The Corporation evaluates its investment securities for other-than-temporary impairment on a quarterly basis or earlier if other factors indicate that potential impairment exists. An impairment charge in the condensed consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent to sell and the situation that it most likely-than-not that the Corporation will be required to sell the security prior to recovery of the carrying amount of the investment.
          As of June 30, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio.
          The unrealized losses in the Corporation’s investments in debt securities were caused by changes in market interest rates and not credit quality. All debt securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Subsequent to the adoption of FSP FAS 115-2 the Corporation evaluates debt securities for other than temporary impairment based on any of the following triggering events: (1) the Corporation has the intent to sell the security, (2) it is more likely than not that the Corporation will be required to sell the security before recovery, or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. Upon evaluation of these triggering events, the Corporation believes that none of such conditions are present at June 30, 2009 because the Corporation has sufficient capital and liquidity to operate its business and it has no requirements or needs to sell such securities, and the Corporation is not subject to any contractual arrangements that would require the Corporation to sell such securities.

          Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.
          The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
3. Assets Pledged:
          At June 30, 2009 and December 31, 2008, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of June 30, and December 31 were as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Investment securities available for sale	$213,343	$227,658
Other investment securities	49,050	53,325
Loans	2,383,044	2,511,098

	$2,645,437	$2,792,081

          Pledged securities that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheets. At June 30, 2009 and December 31, 2008, investment securities with a carrying value of approximately $20,550,000 and $408,650,000, respectively, were pledged to securities sold under agreements to repurchase.
4. Loans:
          The Corporation’s loan portfolio consists of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial and industrial	$2,037,839	$2,165,613
Consumer	500,247	565,833
Consumer finance	874,685	996,919
Leasing	48,770	64,065
Construction	86,102	194,596
Mortgage	2,442,821	2,553,328

	5,990,464	6,540,354

Unearned income and deferred fees/costs:
Commercial, industrial and others	94	(290)
Consumer finance	(320,829)	(418,676)
Allowance for loan losses	(193,186)	(191,889)

Loans, net	$5,476,543	$5,929,499

          During the six months ended June 30, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on this transaction.

5. Allowance for Loan Losses:
          Changes in the allowance for loan losses are summarized as follows:

	For the six months ended		For the three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$191,889	$166,952	$196,510	$179,150
Provision for loan losses	74,836	78,090	33,736	38,515

	266,725	245,042	230,246	217,665

Losses charged to the allowance:
Commercial and industrial	8,343	4,150	3,616	1,818
Construction	2,254	5,358	—	5,344
Mortgage	5,553	64	4,173	—
Consumer	27,401	19,975	14,334	10,438
Consumer finance	31,798	29,458	15,742	13,541
Leasing	948	1,050	635	562

	76,297	60,055	38,500	31,703

Recoveries:
Commercial and industrial	1,173	293	703	137
Construction	23	—	3	—
Consumer	771	579	438	234
Consumer finance	640	779	226	403
Leasing	151	251	70	153

	2,758	1,902	1,440	927

Net loans charged-off	73,539	58,153	37,060	30,776

Balance at end of period	$193,186	$186,889	$193,186	$186,889

6. Goodwill and Other Intangible Assets:
Goodwill
          The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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

Other Intangible Assets
          Other intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$10,096	$10,175
Wealth Management — Advisory-servicing rights	1,114	1,267
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreements	—	100

	$29,510	$29,842

          Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. These intangible assets are being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreements were intangible assets related to the acquisition of Island Finance. Non-compete agreements have been fully amortized as of June 30, 2009.
          The following table reflects the components of other intangible assets at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$19,516	$9,420	$10,096
Wealth Management — Advisory-servicing rights	3,050	1,936	1,114
Consumer Finance — Trade Name	18,300	—	18,300

	$40,866	$11,356	$29,510

	December 31, 2008
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$18,382	$8,207	$10,175
Wealth Management — Advisory-servicing rights	3,050	1,783	1,267
Consumer Finance:
Trade name	18,300	—	18,300
Non-compete agreements	3,356	3,256	100

	$43,088	$13,246	$29,842

          Amortization of the other intangibles assets for the six-month periods ended June 30, 2009 and 2008 was approximately $1.5 million and $1.5 million, respectively.

7. Other Assets:
          The Corporation’s other assets consist of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Deferred tax assets, net	$58,422	$56,542
Accounts receivable, net of allowance for claim receivable of $25.1 million	53,015	40,581
Repossesed assets, net	31,154	22,306
Software, net	5,869	7,295
Prepaid expenses	15,866	13,835
Income tax credits	19,103	19,645
Customers’ liabilities on acceptances	417	610
Derivative assets	128,233	197,192
Confirming advances	110,263	122,540
Other	8,260	5,337

	$430,602	$485,883

          Amortization of software assets for the six-month periods ended June 30, 2009 and 2008 was approximately $1.8 million and $2.7 million, respectively.
          The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million in 2008. During 2009, the Corporation have filed a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred tax benefit of $9.8 million.
          The Law 197 of Puerto Rico (“Law 197”) of 2007 granted certain credits to home buyers on the purchase of certain qualified new or existing homes. The incentives were as follows: (a) for a newly constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for newly constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower. The credits were generally granted to home buyers by the financial institutions financing the home acquisition and later claimed on the financial institution’s tax return as a tax credit. Credits available under Law 197 needed to be certified by the Puerto Rico Secretary of Treasury and the total amount of credits available under the law was $220,000,000, which was depleted in December of 2008.
          The tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commencing after December 31, 2010. The Corporation had $19.1 million unused income tax credits certified by the Secretary at June 30, 2009.

8. Other Borrowings:
          Following are summaries of borrowings as of and for the periods indicated:

	June 30, 2009
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$—	$15,000	$109,933

Average indebtedness outstanding during the period	$1,002	$155,470	$84,478

Maximum amount outstanding during the period	$2,040	$375,000	$175,000

Average interest rate for the period	0.19%	4.42%	0.77%

Average interest rate at period-end	—	2.00%	0.68%

	December 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$2,040	$375,000	$50,985

Average indebtedness outstanding during the year	$190,097	$523,873	$209,480

Maximum amount outstanding during the year	$751,000	$625,006	$625,000

Average interest rate for the year	4.21%	4.87%	3.60%

Average interest rate at year-end	0.09%	4.35%	0.75%

          Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Federal funds purchased and other borrowings:
Over ninety days	$—	$2,040

Securities sold under agreements to repurchase:
Thirty to ninety days	$15,000	$75,000
Over ninety days	—	300,000

Total	$15,000	$375,000

Commercial paper issued:
Within thirty days	$49,988	$50,985
Thirty to ninety days	59,945	—

Total	$109,933	$50,985

          As of June 30, 2009 and December 31, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

June 30, 2009
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)
First Puerto Rico Daily Liquidity Fund	$15,000	$20,550	0.03

December 31, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$408,650	10.98

          During the first quarter ended March 31, 2009, the Corporation cancelled $300 million of securities sold under agreement to repurchase. As a result of this early cancellation, the Corporation paid $9.6 million of penalty which was recognized as a loss included within other income in the condensed consolidated statements of income.
          The followings investments securities were sold under agreements to repurchase:

June 30, 2009
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)
Obligations of P.R. Government agencies and corporations	$20,550	$15,000	$20,550	6.11%	2.00%

December 31, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)
Mortgage-backed securities	$408,650	$375,000	$408,650	5.12%	4.35%

9. Advances from Federal Home Loan Bank:
          Advances from Federal Home Loan Bank consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-callable advances at 1.12% and 2.63% averages fixed rate at June 30, 2009 and December 31, 2008, respectively, with maturities during 2009	$170,000	$310,000
Non-callable advances at 2.75% and 2.98% averages fixed rate at June 30, 2009 and December 31, 2008, respectively, with maturities during 2010	595,000	500,000
Non-callable advances at 3.85% averages fixed rate at June 30, 2009 and December 31, 2008 with maturities during 2011	325,000	325,000
Non-callable advances at 4.28% average floating rate tied to 3-month LIBOR with maturities during 2009	—	50,000

	$1,090,000	$1,185,000

          The Corporation had $2.1 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of June 30, 2009 and December 31, 2008.
10. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term Notes
          Term notes payable outstanding consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(1,546)	(1,848)

	$20,269	$19,967

Subordinated Capital Notes
          Subordinated capital notes consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$60,000
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	69,921	72,076
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	43,338	46,206
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	302,259	307,282
Unamortized discount	(876)	(890)

	$301,383	$306,392

Trust Preferred Securities:
          At December 31, 2006, the Corporation had established a trust for the purpose of issuing trust preferred securities to the public in connection with the acquisition of Island Finance. In connection with this financing arrangement, the Corporation completed the private placement of $125 million Preferred Securities and issued Junior Subordinated Debentures in the aggregate principal amount of $129 million in connection with the issuance of the Preferred Securities. The Preferred Securities are classified as subordinated notes (included on the table for subordinated capital notes above) and the dividends are classified as interest expense in the accompanying condensed consolidated statements of income.
11. Income Tax:
          For the six months ended June 30, 2009 and 2008, the Corporation recognized $0.6 million and $0.5 million of interest and penalties, respectively, for uncertain tax positions in accordance with provisions of FIN 48. As of June 30, 2009 and December 31, 2008, the related accrued interest amounted to approximated $4.3 million and $3.7 million, respectively. As of June 30, 2009 and December 31, 2008, the Corporation had $11.1 million and $10.3 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
          The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions.
          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.3 million and $0.1 million, respectively, at June 30, 2009. Accordingly, deferred tax asset valuation allowances of $20.3 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at June 30, 2009.

12. Derivative Financial Instruments:
The following summarizes the derivatives used by the Corporation in managing interest rate exposure:
Interest rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. It involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable interest rate received by the Corporation is London Interbank Offered Rate (LIBOR).
Interest rate Caps and Floors. In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price.
Indexed Options. Options are generally over-the-counter (OTC) contracts that the Corporation enters into in an order to receive the appreciation of a specified Stock Index (e.g. Dow Jones Industrial Composite Stock Index, S&P 500, Nikkei, and Dow Jones Euro Stoxx) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the certificates of deposits tied to the performance of the Index.
Loan Commitment. Commitment to a borrower by a lending institution that it will loan a specific amount at a certain rate on a particular piece of real estate.
As of June 30, 2009, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
			the period
	Notional		ended
	Value	Fair Value	June 30, 2009
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$(1)	$(5,212)
OTHER DERIVATIVES
Options	117,869	2,653	(1,121)
Embedded options on stock-indexed deposits	117,869	(2,653)	1,121
Interest rate caps	488	(10)	4
Customer interest rate caps	488	10	(4)
Customer interest rate swaps	1,610,488	122,764	(53,684)
Interest rate swaps-offsetting position of customer swaps	1,610,488	(122,327)	54,294
Interest rate swaps	—	—	(287)
Loan commitments	3,821	(15)	(108)

			$(4,997)

As of December 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Gain* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2008	Dec. 31, 2008
	(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,237
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	125,000	5,210	4,311	—
OTHER DERIVATIVES
Options	118,214	3,774	(18,995)	—
Embedded options on stock-indexed deposits	118,214	(3,774)	18,974	—
Interest rate caps	583	(13)	(20)	—
Customer interest rate caps	583	13	20	—
Customer interest rate swaps	1,729,209	176,447	130,778	—
Interest rate swaps-offsetting position of customer swaps	1,729,209	(176,787)	(131,991)	—
Interest rate swaps	90,000	287	821	—
Loan commitments	3,862	93	48	—

			$3,946	$1,237

*	Net of tax
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
          As of June 30, 2009, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 1.10% and 6.22%, respectively. As of June 30, 2009, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $113.3 million, swapped to create a floating rate source of funds. For the six-month periods ended June 30, 2009 and 2008, the Corporation recognized a loss of approximately $5.2 million and a gain of $0.7 million, respectively, on these economic hedges, which is included in other income in the condensed consolidated statements of income and was the result of incorporating the credit risk component in the fair value of the subordinated note.
          As of December 31, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.24% and 6.22%, respectively. As of December 31, 2008, the Corporation had two subordinated notes aggregating to approximately $125 million, with a fair value of $118.3 million, swapped to create a floating rate source of funds. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and the default on its contractual payments as of

September 19, 2008, the Corporation terminated $23.8 million of fixed-for-floating interest rate swaps. The derivative liability of the swaps with Lehman Brothers Special Financing (“LBSF”) was $681,535 as of September 19, 2008 and was paid on December 5, 2008.
          The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the condensed consolidated statements of operating. For the six-month period ended June 30, 2009, a gain of approximately $1.1 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $1.1 million was recorded on the option contracts. For the six-month period ended June 30, 2008, a gain of approximately $11.8 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $11.8 million was recorded on the option contracts.
          The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the six months ended June 30, 2009 and 2008, the Corporation recognized a net gain and a net loss on these transactions of $610,000 and $319,000, respectively.
          To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the six months ended June 30, 2009 and 2008, the Corporation recognized a net loss of $287,000 and a net gain of $1,101,000, respectively, on these transactions. There were no outstanding freestanding derivatives contracts as of June 30, 2009.
          The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to SFAS 157 and SFAS 133. As of June 30, 2009 and December 31, 2008, the Corporation had loan commitments outstanding for approximately $3.8 million and $3.9 million, respectively. The Corporation recognized a net loss of $108,000 for the six months ended June 30, 2009 and a net loss of $161,000 for the six months ended June 30, 2008 on these commitments.
          The Corporation is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is the interest rate risk. The following table presents the fair value of derivative instruments in a statement of financial position:

(Dollars in thousands)

		Assets Derivatives
		Fair Value
	Balance Sheet	as of
	Location	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other assets	$125,568	$193,312
Interest rate caps	Other assets	12	13
Options	Other assets	2,653	3,774
Loan commitment	Other assets	—	93

Total		$128,233	$197,192

		Liabilities Derivatives
		Fair Value
	Balance Sheet	as of
	Location	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other liabilities	$125,132	$187,525
Interest rate caps	Other liabilities	12	13
Options	Other liabilities	2,653	3,774
Loan commitment	Other liabilities	15	—

Total		$127,812	$191,312

The following table presents the effect of the derivative instruments on the statement of results of operations:
(Dollars in thousands)

		Gain or (Loss) recognized in
	Location of Gain or (Loss)	Income on derivatives
	recognized in Income on	as of
	Derivatives	June 30, 2009
Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Interest Income (Expense)	$2,691
Interest rate swaps	Other Income (Loss)	(4,574)
Loan commitment	Other Income (Loss)	(108)

Total		$(1,991)

Contingent Features
          Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009 is $13.9 million, for which the Corporation has posted collateral of $9.2 million in the normal course of business.

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
          The components of net periodic cost (benefit) for the Plan for the six-month and three-month periods ended June 30, 2009 and 2008 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Interest cost on projected benefit obligation	$1,188	$1,175	$594	$587
Expected return on assets	(1,030)	(1,347)	(515)	(674)
Net amortization	585	108	292	54

Net periodic pension cost (benefit)	$743	$(64)	$371	$(33)

          The expected contribution to the Plan for 2009 is $584,000.
          The components of net periodic pension cost for the Central Hispano Plan for six-month and three-month periods ended June 30, 2009 and 2008 were as follows:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Interest cost on projected benefit obligation	$952	$921	$476	$460
Expected return on assets	(779)	(1,036)	(389)	(518)
Net amortization	384	251	192	126

Net periodic pension cost	$557	$136	$279	$68

          The expected contribution to the Central Hispano Plan for 2009 is $522,000.
Savings Plan
          The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contribution to the plans for the six months ended June 30, 2009 and 2008 were approximately $188,000 and $394,000, respectively. Effective March 2009, the Corporation amended the plans to suspend monthly contributions.
15. Long Term Incentive Plans:
          Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Group to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $3.6 million due to a favorable change in plan valuation during the semester ended June 30, 2008. As options were exercised as of June 30, 2008, $6.7 million was reclassified as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $1.3 million and 1.6 million for the six months ended June 30, 2009 and 2008, respectively.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2011. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.2 million for the six months ended June 30, 2009.
16. Guarantees:
          The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Corporation recorded a liability of $277,000 at June 30, 2009, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization. The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. Standby letters of credit outstanding at June 30, 2009 and December 31, 2008 had terms ranging from one month to five years. The aggregate contract amount of the standby letters of credit of approximately $42,821,000 and $95,660,000 at June 30, 2009 and December 31, 2008, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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
          The following present financial information of reportable segments as of and for the six months ended June 30, 2009 and 2008. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	June 30, 2009
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$110,236	$81,753	$68,741	$16,770	$31,832	$31,750	$(28,967)	$312,115
Intersegment revenue	—	—	—	2,595	91	26,281	(28,967)	—
Interest income	91,556	77,553	66,666	11,654	1,497	24,023	(24,198)	248,751
Interest expense	11,028	28,534	14,891	19,770	547	23,698	(20,284)	78,184
Depreciation and amortization	2,129	1,357	530	451	755	1,079	—	6,301
Segment income (loss) before income tax	15,599	38,956	1,397	(7,187)	10,019	(32,081)	(6,509)	20,194
Segment assets	2,712,603	2,538,515	670,759	690,897	146,641	1,326,694	(1,048,674)	7,037,435

	June 30, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$157,785	$83,876	$71,828	$36,684	$41,271	$22,657	$(18,282)	$395,819
Intersegment revenue	1,159	—	—	—	446	16,677	(18,282)	—
Interest income	126,743	83,932	71,427	34,768	1,442	11,087	(16,935)	312,464
Interest expense	31,634	39,140	13,423	53,741	1,197	10,788	(13,104)	136,819
Depreciation and amortization	2,159	1,230	1,534	472	685	1,717	—	7,797
Segment income (loss) before income tax	32,994	37,547	3,211	(21,221)	14,021	(29,500)	(3,831)	33,221
Segment assets	3,619,519	2,762,277	679,010	1,511,257	134,369	1,207,869	(1,075,610)	8,838,691

Reconciliation of Segment Information to Consolidated Amounts
          Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$309,332	$391,444
Other revenues	31,750	22,657
Elimination of intersegment revenues	(28,967)	(18,282)

Total consolidated revenues	$312,115	$395,819

Total income before tax of reportable segments	$58,784	$66,552
Loss before tax of other segments	(32,081)	(29,500)
Elimination of intersegment profits	(6,509)	(3,831)

Consolidated income before tax	$20,194	$33,221

Assets:
Total assets for reportable segments	$6,759,415	$8,706,432
Assets not attributed to segments	1,326,694	1,207,869
Elimination of intersegment assets	(1,048,674)	(1,075,610)

Total consolidated assets	$7,037,435	$8,838,691

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. government, agency mortgage-backed debt securities and FDIC insured corporate bonds that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain mortgage-backed debt securities, corporate debt securities, derivative contracts, callable brokered certificates of deposits and subordinated notes.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain Puerto Rico corporate debt securities, closed end funds, and certain derivative contracts.
Recurring Measurements
          The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at June 30, 2009 and December 31, 2008.

(Dollars in thousands)

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$658	$45,249	$25,033	$70,940
Investment Securities Available for Sale	379,976	99,528	—	479,504
Derivative Assets	—	128,085	148	128,233

Total Assets, at Fair Value	$380,634	$272,862	$25,181	$678,677

Liabilities:
Deposits (1)	$—	$21,177	$—	$21,177
Subordinated Capital Notes (2)	—	113,259	—	113,259
Derivative Liabilities	—	127,649	163	127,812

Total Liabilities, at Fair Value	$—	$262,085	$163	$262,248

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$117	$35,083	$29,519	$64,719
Investment Securities Available for Sale	171,916	630,196	—	802,112
Derivative Assets	463	195,993	736	197,192

Total Assets, at Fair Value	$172,496	$861,272	$30,255	$1,064,023

Liabilities:
Deposits (1)	$—	$101,401	$—	$101,401
Subordinated Capital Notes (2)	—	118,282	—	118,282
Derivative Liabilities	—	190,669	643	191,312

Total Liabilities, at Fair Value	$—	$410,352	$643	$410,995

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under SFAS 159.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under SFAS 159.
          Level 3 assets and liabilities were 3.7% and 0.06% of total assets at fair value and total liabilities at fair value, respectively, as of June 30, 2009 and 2.8% and 0.16% as of December 31, 2008, respectively.
          The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to June 30, 2009 and January 1, 2008 to June 30, 2008:

(Dollars in thousands)

		Net realized/unrealized
		loss included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	losses
	January 1,		Comprehensive	out of	and	June 30,	still
	2009	Earnings	Income	Level 3	settlements	2009	held (2)
Trading Securities (1)	$29,519	$(1,203)	$—	$—	$(3,283)	$25,033	$(378)
Derivatives, net	93	(108)	—	—	—	(15)	(108)

	$29,612	$(1,311)	$—	$—	$(3,283)	$25,018	$(486)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	gains (losses)
	January 1,		Comprehensive	out of	and	June 30,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,529	$—	$—	$9,195	$30,874	$32
Derivatives, net	45	(161)	—	—	—	(116)	(116)

	$20,195	$1,368	$—	$—	$9,195	$30,758	$(84)

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2009 and 2008.
     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the six-month and three-month period ended June 30, 2009 and 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.

(Dollars in thousands)

Total Gains (Losses)
For the six months ended
	June 30, 2009		June 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(1,203)	$(108)	$1,529	$(116)

Total Gains (Losses)
For the three months ended
	June 30, 2009		June 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(652)	$(99)	$338	$(245)

          The table below summarizes changes in unrealized gains or losses recorded in earnings for the six-month and three-month periods ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at June 30, 2009 and 2008. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of SFAS 159.
(Dollars in thousands)

Changes in Unrealized Gains (Loss)
For the six months ended
	June 30, 2009		June 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$(378)	$(108)	$32	$(116)

Changes in Unrealized Gains (Loss)
For the three months ended
	June 30, 2009		June 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$43	$(99)	$(196)	$(245)

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
          Level 3 trading securities primarily include Puerto Rico Government and Agencies debt securities and fixed income closed end funds. At June 30, 2009 the majority of these instruments were valued based on dealer indicative quotes.
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
Non-Recurring Measurements for Assets
     The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized during the six months ended June 30, 2009 and the year ended December 31, 2008.
(Dollars in thousands)

		Carrying Value as of June 30, 2009
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Loans, net(1)	$30,742	$—	$—	$30,742	$14,234
Repossesed Assets (2)	12,969	—	—	12,969	3,365

	$43,711	$—	$—	$43,711	$17,599

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.

(2)	Amount represented real estate owned properties measured for impairment during the period based on the fair value of the collateral accordance with the adoption of FSP FAS 157-2 “Effective date of FASB Statements No. 157”.

(Dollars in thousands)

Carrying Value as of December 31, 2008
Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2008
Loans, net(1)	$59,152	$—	$—	$59,152	$18,410

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
          The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with SFAS 133. As of June 30, 2009, these callable brokered certificates of deposits had a fair value of $21.2 million and principal balance of $21.4 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $113.3 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statements of income. Electing the fair value option allows the Corporation to avoid the burden of complying with the requirements for hedge accounting under SFAS 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Subsequent to the adoption of SFAS 159, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under SFAS 159 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
          As a result of the adoption of SFAS 159, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes, where the Corporation would otherwise have hedged with interest rate swaps designated as a fair value hedge in accordance with SFAS 133.
          The following table represents changes in fair value for the six months ended June 30, 2009 and 2008 which includes the interest expense on callable brokered certificates of deposits and interest expense on subordinated capital notes. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of SFAS 159 are recorded in interest expense in the condensed consolidated statements of income based on their contractual coupons.
(Dollars in thousands)

	June 30, 2009
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(1,622)	$885	$(737)
Subordinated Capital Notes	(3,888)	5,022	1,134

Total	$(5,510)	$5,907	$397

(Dollars in thousands)

	June 30, 2008
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
	Interest Expense	Other Income	Current Period Earnings
Callable Brokered Certificates of Deposits	$(12,978)	$(2,375)	$(15,353)
Subordinated Capital Notes	(3,888)	2,579	(1,309)

Total	$(16,866)	$204	$(16,662)

          The impacts of changes in the Corporation’s credit risk on subordinated capital notes for the six and three months ended June 30, 2009 and 2008 presented in the table below have been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.
(Dollars in thousands)

For the six months ended
	June 30, 2009			June 30, 2008
	Gain (Loss)	Gain (Loss)	Total	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(470)	$1,604	$1,134	$2,171	$(3,480)	$(1,309)

For the three months ended
	June 30, 2009			June 30, 2008
	Gain (Loss)	Gain (Loss)	Total	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$3,611	$2,131	$5,742	$(1,695)	$2,761	$1,066

SFAS 107 Disclosures about Fair Value of Financial Instruments
          The table below is a summary of fair value estimates as of June 30, 2009 and December 31, 2008, for financial instruments, as defined by SFAS 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding risk characteristics of various financial instruments, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Consolidated balance sheets financial instruments:
ASSETS:
Other investment securities	$56,781	$56,781	$61,632	$61,632

Loans held for sale	$37,794	$37,953	$38,459	$38,740

Loans(1)	$5,431,568	$5,186,898	$5,929,499	$5,862,539

LIABILITIES:
Deposits — interest-bearing(2)	3,893,681	3,901,120	4,321,939	4,311,104

Securities sold under agreements to repurchase	$15,000	$15,000	$375,000	$365,314

Federal Home Loan Advances	$1,090,000	$1,098,403	$1,185,000	$1,159,619

Subordinated capital note(2)	$189,000	$181,846	$189,000	$203,516

Term notes	$20,269	$18,574	$19,967	$22,977

	June 30, 2009		December 31, 2008
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$42,821	$(277)	$95,660	$(1,102)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,067,113	$(1,067)	$1,193,875	$(1,194)

(1)	This amount does not include loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in SFAS 114, “Accounting by Creditors for Impairment of a Loan”.

(2)	This amount does not include callable brokered certificates of deposits of $21.2 million and subordinated capital notes of $113.3 million measured at fair value under SFAS 159.
19. Subsequent Events Reviews:
          The Corporation has evaluated all subsequent events through August 7, 2009. No recognized or unrecognized events require disclosure as significant subsequent events.

PART I – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data

(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Interest income	$248,751	$312,464	$120,076	$153,436
Interest expense	78,184	136,819	33,901	62,391

Net interest income	170,567	175,645	86,175	91,045
Gain on sale of securities available for sale	9,251	2,874	—	—
Loss on early termination of repurchase agreements	(9,600)	—	—	—
Broker-deaker, asset management and insurance fees	31,178	41,973	18,214	19,986
Other income	32,535	38,508	19,782	11,010
Operating expenses	138,901	147,689	69,525	76,245
Provision for loan losses	74,836	78,090	33,736	38,515
Income tax provision	8,141	8,983	8,826	765

Net income	$12,053	$24,238	$12,084	$6,516

PER COMMON SHARE DATA*
Net income	$0.26	$0.52	$0.26	$0.14
Book value	$11.99	$12.03	$11.99	$12.03
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$—	$0.20	$—	$0.10

AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,692,263	$6,856,580	$5,550,069	$6,751,233
Allowance for loan losses	192,411	170,994	192,027	175,460
Earning assets	6,630,912	8,471,326	6,296,748	8,537,455
Total assets	7,408,074	9,208,584	7,063,603	9,245,576
Deposits	4,881,509	5,536,427	4,754,718	6,066,138
Borrowings	1,621,243	2,799,535	1,414,261	2,323,625
Common equity	557,422	562,704	559,349	572,550

PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,514,337	$6,625,004	$5,514,337	$6,625,004
Allowance for loan losses	193,186	186,899	193,186	186,899
Earning assets	6,390,386	8,206,837	6,390,386	8,206,837
Total assets	7,037,435	8,842,691	7,037,435	8,842,691
Deposits	4,607,784	5,978,256	4,607,784	5,978,256
Borrowings	1,536,585	2,031,176	1,536,585	2,031,176
Common equity	559,324	561,086	559,324	561,086
     Continued

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	5.24%	4.23%	5.52%	4.34%
Efficiency ratio (1)	58.88%	58.64%	55.76%	61.64%
Return on average total assets (on an annualized basis)	0.33%	0.53%	0.69%	0.28%
Return on average common equity (on an annualized basis)	4.36%	8.66%	8.67%	4.58%
Dividend payout	0.00%	38.46%	0.00%	71.43%
Average net loans/average total deposits	116.61%	123.84%	116.73%	111.29%
Average earning assets/average total assets	89.51%	91.99%	89.14%	92.34%
Average stockholders’ equity/average assets	7.52%	6.11%	7.92%	6.19%
Fee income to average assets (annualized)	1.40%	1.43%	1.60%	1.35%

Capital:
Tier I capital to risk-adjusted assets	9.57%	8.08%	9.57%	8.08%
Total capital to risk-adjusted assets	14.24%	11.18%	14.24%	11.18%
Leverage Ratio	7.10%	5.68%	7.10%	5.68%

Asset quality:
Non-performing loans to total loans	4.15%	4.09%	4.15%	4.09%
Annualized net charge-offs to average loans	2.52%	1.66%	2.59%	1.79%
Allowance for loan losses to period-end loans	3.38%	2.74%	3.38%	2.74%
Allowance for loan losses to non-performing loans	81.54%	67.11%	81.54%	67.11%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	78.31%	64.48%	78.31%	64.48%
Non-performing assets to total assets	3.81%	3.36%	3.81%	3.36%
Recoveries to charge-offs	3.61%	3.17%	3.74%	2.92%

EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.66 x	1.56 x	2.62 x	1.32 x
Including interest on deposits	1.25 x	124 x	1.59 x	1.11 x

OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,386,000	$14,189,000	$13,386,000	$14,189,000
Bank branches	54	57	54	57
Consumer Finance branches	62	68	62	68
Total Branches	116	125	116	125
ATMs	162	143	162	143
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities available for sale, gain on equity securities and loss on early termination of repurchase agreements.

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
Critical Accounting Policies
     The consolidated financial statements of the Corporation and its wholly-owned subsidiaries are prepared in accordance with GAAP and with general practices within the financial services industry. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2008.
Current Accounting Developments
     The Corporation’s condensed consolidated financial statements provide a complete discussion of the recently issued accounting pronouncements adopted by the Corporation. Refer to Note 1 to the condensed consolidated financial statements.

Overview of Results of Operations for the Six-Month and Three-Month Periods Ended June 30, 2009 and 2008
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary (‘SSC”), Santander Financial Services, Inc. (“SFS”), Santander Insurance Agency, Inc. (“SIA”) and Island Insurance Corporation (“IIC”).
     For the six-month and three-month periods ended June 30, 2009 and 2008, net income and other selected financial information, as reported are the following:

	Six months ended		Three months ended
($ in thousands,except earnings per share)	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
Net income	$12,053	$24,238	$12,084	$6,516
EPS	$0.26	$0.52	$0.26	$0.14
ROA	0.33%	0.53%	0.69%	0.28%
ROE	4.36%	8.66%	8.67%	4.58%
Efficiency Ratio (*)	58.88%	58.64%	55.76%	61.64%

(*)	Operating expenses divided by net interest income on a tax equivalent basis plus other income excluding a gain on sale of securities available for sale, gain on equity securities and loss on extinguishment of debt.
Results of Operations for the Six-Month and Three-Month Periods Ended June 30, 2009 and 2008
     The Corporation reported a net income of $12.1 million for the six-month period ended June 30, 2009, compared with net income of $24.2 million for the same period in 2008. Earnings per common share (EPS) for the six-month periods ended June 30, 2009 and 2008 were $0.26 and $0.52, respectively, based on 46,639,104 average common shares outstanding for each period. Returns on average total assets (ROA) on an annualized basis and return on average common equity (ROE) on an annualized basis for the six-month period ended June 30, 2009 were 0.33% and 4.36%, respectively, compared with 0.53% and 8.66% reported during the same six-month period of 2008. The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2009 reached 58.88%, compared to 58.64% for the six months ended June 30, 2008.
     For the quarter ended June 30, 2009, the Corporation reported net income of $12.1 million compared with $6.5 million for the same quarter in 2008. EPS for the quarters ended June 30, 2009 and 2008 were $0.26 and $0.14, respectively, based on 46,639,104 average common shares outstanding for each period. ROA, on annualized basis, was 0.69% for the quarter ended June 30, 2009 and 0.28% for the quarter ended June 30, 2008. ROEs, on annualized basis, were 8.67% and 4.58% for the quarters ended June 30, 2009 and 2008, respectively. The Efficiency Ratio, on a tax equivalent basis, for the quarter ended June 30, 2009 was 55.76% compared with 61.64% for the quarter ended June 30, 2008.
Overview of Financial Results
     The Corporation’s financial results for the semester and quarter ended June 30, 2009 were impacted by the following:
•	The Corporation experienced an improvement of 101 basis points in net interest margin, on a tax equivalent basis, to 5.24% for the six months ended June 30, 2009 from 4.23% for the same period in 2008. Also, an improvement was experienced of 118 basis points in net interest margin, on a tax equivalent basis, to 5.52% for the three months ended June 30, 2009 from 4.34% for the same period in 2008;

•	The provision for loan losses decreased $3.3 million or 4.2% for the semester ended June 30, 2009 compared to the same period in 2008 and $4.8 million or 12.4% for the quarter ended June 30, 2009 compared to the same period in the prior year. The provision for loan losses represented 101.8% and 134.3% of the net charge-offs for the six months ended June 30, 2009 and 2008, respectively and 91.0% and 125.2% of the net charge-offs for the three months ended June 30, 2009 and 2008, respectively;
•	The allowance for loan losses of $193.2 million as of June 30, 2009 represented 3.4% of total loans, 81.5% of non-performing loans and 268.8% of non-performing loans excluding loans secured by real estate. As of December 31, 2008 and June 30, 2008, the allowance for loan losses was $191.9 million and $187.0 million, respectively, represented 3.1% and 2.7% of total loans, and 90.2% and 67.1% of non-performing loans and 225.1% and 114.7% of non-performing loans excluding loans secured by real estate, respectively;

•	Non-interest income decreased $20.0 million or 24.0% for the semester ended June 30, 2009 as compared to the semester ended June 30, 2008, respectively. Non-interest income was impacted principally by: (i) a gain of $9.3 million for the semester ended June 30, 2009, due to the sale of certain investment securities available for sale offset by a loss of $9.6 million on the early termination of a repurchase agreements of $300 million compared with a gain of $2.9 million for the same period in the prior year ; (ii) a decrease in broker-dealer, asset management and insurance fees of $10.8 million for the six months ended June 30, 2009 compared with the same period in 2008; (iii) a gain of $8.6 million on the sale of a portion of the Corporation’s investment in Visa, Inc. in connection with its initial public offering during the first quarter of 2008 and (iv) partially offset by an unfavorable valuation adjustment of $4.0 million for loans held for sale recorded during 2008. For the quarter ended June 30, 2009, non-interest income increased $7.0 million when compared with the quarter ended June 30, 2008, impacted principally by: (i) an increase of $6.4 million in gain on derivatives; (ii) an unfavorable valuation adjustment of $2.6 million for loans held for sale recorded during the quarter ended June 30, 2008; (iii) partially offset by a decrease in broker-dealer, asset management and insurance fees of $1.8 million.

•	Operating expenses reflected a decrease of $8.8 million or 6.0% for the six months ended June 30, 2009 when compared to the same period in the prior year. This decrease was affected principally by: (i) a $6.6 million decrease in salaries and other employee benefits; (ii) $1.9 million decrease in business promotion; (iii) $1.6 million decrease in professional fees due to a decrease in consulting fees related to the review of certain operational procedures during 2008; (iv) $1.0 million decrease in repossessed assets provision and expenses; (v) a $1.0 million decrease in EDP servicing expense, amortization and technical services; (vi) $0.8 million decrease in occupancy cost, (vii) $0.8 million decrease in insurance expense; (viii) offset by $5.4 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information and special assessment of 5 basis points, and no more than 10 basis points, of insured depository institutions assets minus Tier 1 capital. For the quarter ended June 30, 2009, operating expenses decreased $6.7 million when compared with the same quarter in 2008, impacted principally by: (i) a decrease of $3.5 million in salaries and other employee benefits; (ii) a decrease of 2.4 million in decrease in professional fees due to a decrease in consulting fees related to the review of certain operational procedures during 2008; (iii) a decrease of $1.1 million EDP servicing expense, amortization and technical services; (iv) a decrease of $0.7 million in business promotion; (v) a decrease of $0.7 million in repossessed asset provision and expenses; (vi) a decrease of $0.7 million in occupancy expense; (vii) partially offset by an increase of $4.3 million in FDIC insurance expense due to the special assessment imposed by the FDIC.

•	During 2009, the Corporation sold certain loans, including some classified as impaired, to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans by net book value was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on these transactions.
Net Interest Income
     The Corporation’s net interest income for the six months ended June 30, 2009 was $170.6 million, a $5.1 million decrease when compared with the same period in prior year. There were decreases of $46.8 million, $14.0 million and $2.7 million in interest income on loans, investment securities and federal funds sold and securities purchased under agreement to resell, respectively. These decreases reflected the impact of the sale of commercial, construction and mortgage loans to an affiliate and the sale of investment securities available for sale resulting in the decrease of interest income and the decline in the average volume of these portfolios. Contributing to the decrease in net interest income was the $29.9 million decrease in interest expense on deposits and $29.6 million decrease on other borrowings when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities was 2.72% for the semester ended June 30, 2009, reflecting a 91 basis points decrease from 3.63% for the semester ended June 30, 2008. This was influenced by the reduction in federal funds rates made by the Federal Reserve (“FED”) from 2.0% in June 30, 2008 to between 0% and 0.25% at June 30, 2009 and management’s actions to lower the rates on certain deposits. The average yield on interest-earning assets reflected an increase of 13 basis points to reach 7.61% in the six months ended June 31, 2009 compared with 7.48% for the same period in the prior year reflecting the impact of lower income and volume in the portfolios.
     The Corporation’s net interest income for the three months ended June 30, 2009 and 2008 was $86.2 million and $91.0 million, respectively. The $4.9 million decrease was principally due to a reduction in interest income on loans of $22.6 million and reduction in interest income on investment securities of $8.8 million. This decline can be attributed to the decrease in volume as the result of the sale of loans and investment securities and the decline in market rates. Contributing to the reduction in interest income was a $28.5 million decrease in interest expense mainly due to $18.7 million decrease in interest expense on deposits and $10.3 million decrease on other borrowings for the quarter ended June 30, 2009 when compared with the same period in prior year. The The average cost of funds on interest-bearing liabilities experienced a decrease of 80 basis points from 3.29% for the three-month period ended June 30, 2008 to 2.49% for the same period in 2009. This was influenced by the reduction in federal funds rates made by the FED and management actions to lower the rates on certain deposits. The average yield on interest-earning assets reflected an increase of 40 basis points to reach 7.68% in the quarter ended June 30, 2009 reflecting the impact of lower income and volume in the portfolios.
     The tables on page 54 and 55, Year to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income – Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the six-month periods and quarters ended June 30, 2009 and 2008. The table on Interest Variance Analysis – Tax Equivalent Basis on page 53, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the semester and quarter ended June 30, 2009 compared with the same periods of 2008.
     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $1.6 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. For the quarters ended June 30, 2009 and 2008, the tax equivalent adjustments were $0.5 million and $1.0 million, respectively.
     The following table sets forth the principal components of the Corporation’s net interest income for the six-month and three-month periods ended June 30, 2009 and 2008.

	Six months ended		Quarter ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Interest income - tax equivalent basis	$250,374	$314,938	$120,598	$154,434
Interest expense	78,184	136,819	33,901	62,391

Net interest income - tax equivalent basis	$172,190	$178,119	$86,697	$92,043

Net interest margin - tax equivalent basis (1)	5.24%	4.23%	5.52%	4.34%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the six-month period ended June 30, 2009, net interest margin, on a tax equivalent basis, was 5.24% compared to net interest margin, on a tax equivalent basis, of 4.23% for the same period in 2008. The 101 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a decrease in the cost of average interest-bearing liabilities of 91 basis points resulting in a decrease of $58.6 million in interest expense. The reduction of $58.6 million or 42.9% in interest expense was principally due to the significant reductions of 95 basis points in the cost of funds of average interest-bearing deposits from 3.38% for the six months ended June 30, 2008 to 2.43% for the six months ended June 30, 2009 reflecting the Federal Reserve’s interest rate cuts. In addition there was a 13 basis points increase in yield on the average interest-earning assets principally due to an increment of 16 basis points in the yield of average investment securities.
     For the three-month period ended June 30, 2009, net interest margin, on a tax equivalent basis, was 5.52% compared to net interest margin, on a tax equivalent basis, of 4.34% for the same period in 2008. The 118 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a decrease in the cost of average interest-bearing liabilities of 80 basis points resulting in a decrease of $28.5 million in interest expense. The reduction of $28.5 million or 45.7% in interest expense was principally due to the significant reductions of 90 basis points in the cost of funds of average interest-bearing deposits from 3.10% for the three months ended June 30, 2008 to 2.20% for the three months ended June 30, 2009. In addition there was a 40 basis points increase in yield on the average interest-earning assets.
     For the six-month period ended June 30, 2009, the average interest-earning assets decreased $1.8 billion or 21.7% when compared with figures reported at June 30, 2008. This decrease was mainly due to a decrease of $1.2 billion in average net loans mainly due to the sale of commercial, construction and mortgage loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations. The decrease in average net loans was comprised of the following items:
•	a decrease in the average commercial and construction loans of $482.2 million or 18.9% and $335.2 million or 73.3%, respectively, for the six months ended June 30, 2009 when compared with the same period in 2008, which considers the effect of the sale of loans to an affiliate and net repayments during the period;

•	a decrease of $153.0 million or 5.7% in average mortgage loans mainly due to a $99.1 million decrease in mortgage loans originations, $13.5 million increase in mortgage loans sales and securitizations when compared to the six-month period ended June 30, 2008 and repayments for the period;

•	a decrease in average consumer loans (including consumer finance) of $141.8 million or 11.5% which comprised $106.0 million and $43.4 million decreases in average personal loans and consumer finance, respectively, offset by $7.6 million increase in average credit cards for the semester ended June 30, 2009;

•	a decrease in average leasing portfolio of $30.6 million or 36.4% since the Corporation has strategically reduced this line of lending;

•	an increase in the average allowance for loan losses of $21.4 million when compared with figures reported in 2008.
     Also, there was a decrease of $679.0 million or 51.1% in average investment securities due to a sale of investment securities available for sale of $441.0 million during the first quarter of 2009 and $346.7 million during 2008.
     The decrease in average interest-bearing liabilities of $1.8 billion or 23.4% for the six-month period ended June 30, 2009, was driven by a decrease in average borrowings of $1.2 million when compared to the six-month period ended June 30, 2008. The decrease in average interest-bearing liabilities was composed of:
•	a decrease in average federal funds and other borrowings of $359.8 million mainly due to the payment of the $700.0 million outstanding indebtedness incurred under a bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during 2008;

•	a reduction in average securities sold under agreements to repurchase of $430.4 million mainly caused by the cancellation of $200 million of securities sold under agreements to repurchase with Lehman Brothers Inc. (“LBI”) as result of the bankruptcy of its parent, Lehman Brothers Holding Inc. (“LBHI”) during 2008 and the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009.

•	reductions of $294.2 million in average commercial paper ;

•	a decrease in average Federal Home Loan Bank Advances (“FHLB”) of $150.6 million for the six months ended June 30, 2009 compared with the same period in 2008;

•	an increase of $56.0 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate;

•	a decrease of $594.8 million in average total interest bearing deposits comprised of $771.4 million decrease in average brokered deposits offset by increases of $93.2 million and $83.4 million in average other time deposits and average savings and NOW accounts, respectively.
     For the three-month period ended June 30, 2009, the average interest-earning assets decreased $2.2 billion or 26.3% when compared with the same period in prior year. This decrease was mainly due to a decrease of $1.2 billion in average net loans mainly due to the sale of commercial and construction loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations and a decrease of $866.1 million or 63.5% in average investment securities. The decrease in average net loans was comprised of the following items:
•	a decrease in the average commercial and construction loans of $471.4 million or 18.9% and $334.7 million or 78.3%, respectively, for the three months ended June 30, 2009 when compared with the same period in 2008, which considers the effect of the sale of loans to an affiliate and net repayments during the period;

•	a decrease of $187.3 million or 7.0% in average mortgage loans for the three-month period ended June 30, 2009, compared with the same periods in the prior year, mainly due to a $47.9 million decrease in mortgage loans originations and $203.1 million in repayments for the period;

•	a decrease in average consumer loans (including consumer finance) of $160.6 million or 13.1% principally due to $109.3 million and $51.9 million decreases in average personal and consumer finance loans, respectively, when compared with the quarter ended June 30, 2008.

•	a decrease in average leasing portfolio of $30.7 million or 38.1% for the three-month periods ended June 30, 2009, compared with the same periods in 2008, since the Corporation has strategically reduced this line of lending;

•	an increase in the average allowance for loan losses of $16.6 million when compared with figures reported in 2008.
     There was a decrease of $866.1 million or 63.5% in average investment securities due to a sale of investment securities available for sale of $441.0 million during the first quarter of 2009 and $346.7 million during 2008. Also there was a decrease in average interest-bearing deposits of $173.4 million or 41.0%.
     The decrease in average interest-bearing liabilities of $2.2 billion or 28.4% for the three-month period ended June 30, 2009, was driven by a decrease in average interest-bearing deposits and average borrowings of $1.3 billion and $1.0 billion, respectively, when compared to the three-month period ended June 30, 2008. The decrease in average interest-bearing liabilities was composed of:
•	a decrease of $1.3 million in average total interest bearing deposits comprised of decreases of $1.1 billion and $198.3 million decrease in average brokered deposits and average other time deposits, respectively, offset by increases of $75.6 million in average savings and NOW accounts;

•	a reduction in average securities sold under agreements to repurchase of $574.9 million mainly caused by the cancellation of $200 million of securities sold under agreements to repurchase with LBI as result of the bankruptcy of its parent, LBHI during 2008 and the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009.

•	a decrease in average FHLB of $179.3 million for the three months ended June 30, 2009 compared with the same period in 2008;

•	reductions of $164.3 million in average commercial paper ;

•	a decrease in average federal funds and other borrowings of $51.6 million;

•	an increase of $60.2 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate;
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the six-month and three-month periods ended June 30, 2009, compared to the six-month and three-month periods ended June 30, 2008, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009
	Compared to the Six Months			Compared to the Three Months
	Ended June 30, 2008			Ended June 30, 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(1,523)	$(1,199)	$(2,722)	$(1,230)	$(719)	$(1,949)
Time deposits with other banks	663	(894)	(231)	181	(151)	30
Investment securities	(15,005)	966	(14,039)	(8,184)	(756)	(8,940)
Loans	(48,193)	621	(47,572)	(25,020)	2,043	(22,977)

Total interest income, on a tax equivalent basis	(64,058)	(506)	(64,564)	(34,253)	417	(33,836)

Interest expense:
Savings and NOW accounts	904	(8,968)	(8,064)	349	(4,049)	(3,700)
Other time deposits	(12,075)	(9,715)	(21,790)	(10,908)	(4,078)	(14,986)
Borrowings	(20,515)	(9,106)	(29,621)	(7,376)	(2,956)	(10,332)
Long-term borrowings	1,433	(593)	840	730	(202)	528

Total interest expense	(30,253)	(28,382)	(58,635)	(17,205)	(11,285)	(28,490)

Net interest income, on a tax equivalent basis	$(33,805)	$27,876	$(5,929)	$(17,048)	$11,702	$(5,346)

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the six-month and three-month periods ended June 30, 2009 and 2008.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2009			June 30, 2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$275,734	$345	0.25%	$50,374	$576	2.30%
Federal funds sold and securities purchased under agreements to resell	14,175	43	0.61%	236,681	2,765	2.35%

Total interest bearing deposits	289,909	388	0.27%	287,055	3,341	2.34%

U.S.Treasury securities	91,244	304	0.67%	52,487	858	3.29%
Obligations of other U.S.government
agencies and corporations	69,458	1,210	3.51%	562,517	9,444	3.38%
Obligations of government of Puerto Rico and political subdivisions	175,517	5,738	6.59%	100,986	2,855	5.69%
Corporate bonds	36,708	305	1.68%	—	—	—
Collateralized mortgage obligations and mortgage backed securities	219,352	5,584	5.13%	537,347	12,682	4.75%
Other	56,461	1,228	4.39%	74,354	2,569	6.95%

Total investment securities	648,740	14,369	4.47%	1,327,691	28,408	4.30%

Loans:
Commercial	2,072,663	47,575	4.63%	2,554,911	73,253	5.77%
Construction	122,297	1,762	2.91%	457,511	10,236	4.50%
Consumer	533,917	42,080	15.89%	632,271	43,015	13.68%
Consumer Finance	561,287	65,920	23.68%	604,726	71,098	23.64%
Mortgage	2,541,123	76,511	6.02%	2,694,164	82,814	6.15%
Lease financing	53,387	1,769	6.68%	83,991	2,773	6.64%

Gross loans	5,884,674	235,617	8.07%	7,027,574	283,189	8.10%
Allowance for loan losses	(192,411)			(170,994)

Loans, net	5,692,263	235,617	8.35%	6,856,580	283,189	8.31%

Total interest earning assets/ interest
income (on a tax equivalent basis)	6,630,912	250,374	7.61%	8,471,326	314,938	7.48%

Total non-interest earning assests	777,162			737,258

Total assets	$7,408,074			$9,208,584

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,755,135	$10,918	1.25%	$1,671,798	$18,982	2.28%
Other time deposits	1,673,176	26,639	3.21%	1,579,936	25,959	3.30%
Brokered deposits	750,002	12,757	3.43%	1,521,391	35,227	4.66%

Total interest bearing deposits	4,178,313	50,314	2.43%	4,773,125	80,168	3.38%
Federal funds purchased and other borrowings	1,002	1	0.20%	360,764	7,647	4.26%
Securities sold under agreements to repurchase	155,469	3,394	4.40%	585,837	14,509	4.98%
Federal Home Loan advances	1,057,128	16,160	3.08%	1,207,741	20,378	3.39%
Commercial paper	84,478	322	0.77%	378,663	6,964	3.70%
Term Notes	20,124	311	3.12%	19,524	309	3.18%
Subordinated Notes	303,042	7,682	5.11%	247,006	6,844	5.57%

Total interest bearing liabilities/interest expense	5,799,556	78,184	2.72%	7,572,660	136,819	3.63%

Total non-interest bearing liabilities	1,051,096			1,073,220

Total liabilities	6,850,652			8,645,880

Stockholders’ Equity	557,422			562,704

Total liabilities and stockholders’ equity	$7,408,074			$9,208,584

Net interest income, on a tax equivalent basis		$172,190			$178,119

Net interest spread			4.90%			3.84%
Cost of funding earning assets			2.38%			3.25%
Net interest margin, on a tax equivalent basis			5.24%			4.23%

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	June 30, 2009			June 30, 2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$237,052	$156	0.26%	$49,548	$126	1.02%
Federal funds sold and securities purchased under agreements to resell	12,164	28	0.92%	373,095	1,977	2.13%

Total interest bearing deposits	249,216	184	0.30%	422,643	2,103	2.00%

U.S.Treasury securities	139,080	274	0.79%	40,035	235	2.36%
Obligations of other U.S.government
agencies and corporations	64,223	527	3.29%	617,261	4,457	2.90%
Obligations of government of Puerto Rico and political subdivisions	147,268	2,296	6.25%	106,981	1,515	5.70%
Corporate bonds	73,013	305	1.68%	—	—	—
Collateralized mortgage obligations and mortgage backed securities	20,757	225	4.35%	530,319	6,229	4.72%
Other	53,122	1,049	7.92%	68,983	1,180	6.88%

Total investment securities	497,463	4,676	3.77%	1,363,579	13,616	4.02%

Loans:
Commercial	2,021,523	22,692	4.50%	2,492,947	33,706	5.44%
Construction	92,800	756	3.27%	427,508	4,625	4.35%
Consumer	516,249	20,674	16.06%	624,962	21,513	13.84%
Consumer Finance	553,779	33,027	23.92%	605,626	36,155	24.01%
Mortgage	2,507,859	37,755	6.02%	2,695,108	41,394	6.14%
Lease financing	49,886	834	6.71%	80,542	1,322	6.60%

Gross loans	5,742,096	115,738	8.08%	6,926,693	138,715	8.05%
Allowance for loan losses	(192,027)			(175,460)

Loans, net	5,550,069	115,738	8.36%	6,751,233	138,715	8.26%
Total interest earning assets/ interest
income (on a tax equivalent basis)	6,296,748	120,598	7.68%	8,537,455	154,434	7.28%

Total non-interest earning assests	766,855			708,121

Total assets	$7,063,603			$9,245,576

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,787,714	$4,532	1.02%	$1,712,086	$8,232	1.93%
Other time deposits	1,671,873	12,950	3.11%	1,870,175	13,543	2.91%
Brokered deposits	594,452	4,795	3.24%	1,730,902	19,188	4.46%

Total interest bearing deposits	4,054,039	22,277	2.20%	5,313,163	40,963	3.10%
Federal funds purchased and other borrowings	342	—	—	51,923	619	4.79%
Securities sold under agreements to repurchase	989	5	2.03%	575,929	7,101	4.96%
Federal Home Loan advances	971,319	7,558	3.12%	1,150,667	8,170	2.86%
Commercial paper	115,651	194	0.67%	279,901	2,199	3.16%
Term Notes	20,199	157	3.12%	19,598	160	3.28%
Subordinated Notes	305,761	3,710	4.87%	245,607	3,179	5.21%

Total interest bearing liabilities/interest expense	5,468,300	33,901	2.49%	7,636,788	62,391	3.29%

Total non-interest bearing liabilities	1,035,954			1,036,238

Total liabilities	6,504,254			8,673,026

Stockholders’ Equity	559,349			572,550

Total liabilities and stockholders’ equity	$7,063,603			$9,245,576

Net interest income, on a tax equivalent basis		$86,697			$92,043

Net interest spread			5.19%			3.99%
Cost of funding earning assets			2.16%			2.94%
Net interest margin, on a tax equivalent basis			5.52%			4.34%

Provision for Loan Losses
          The Corporation’s provision for loan losses decreased $3.3 million or 4.2% from $78.1 million for the six-month period ended June 30, 2008 to $74.8 million for the same period in 2009. For the quarter ended June 30, 2009, the provision for loan losses was $33.7 million, reflecting a decrease of $4.8 million when compared with quarter ended June 30, 2008. The decrease in the provision for loan losses was due to a $41.5 million decrease in non-performing loans for the six months ended June 30, 2009 when compared with the same period in prior year, principally due to the sale of certain loans to an affiliate.
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
          The following table sets forth the components of the Corporation’s other income for the periods indicated:

OTHER INCOME

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(In thousands)

Bank service fees on deposit accounts	$6,455	$6,922	$3,120	$3,342
Other service fees:
Credit card and payment processing fees	4,482	4,128	2,363	2,109
Mortgage servicing fees	2,011	1,702	1,016	849
Trust fees	551	823	274	447
Confirming advances fees	1,226	3,989	477	1,582
Other fees	5,626	5,961	2,744	2,773

Total fee income	20,351	23,525	9,994	11,102
Broker/dealer, asset management, and insurance fees	31,178	41,973	18,214	19,986
Gain on sale of securities available for sale	9,251	2,874	—	—
Gain on sale of loans	2,801	2,267	555	829
Trading gains	1,403	1,994	999	412
Gain (loss) on derivatives	26	1,304	3,955	(2,466)
Other (losses) gains, net	(6,191)	5,998	2,088	(1,440)
Other	4,545	3,420	2,191	2,573

	$63,364	$83,355	$37,996	$30,996

-      The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the six months ended		For the three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)		(In thousands)
Broker-dealer	$17,226	$24,177	$10,737	$11,091
Asset management	12,403	13,281	6,276	6,683

Total Santander Securities	29,629	37,458	17,013	17,774
Insurance	1,549	4,515	1,201	2,212

Total	$31,178	$41,973	$18,214	$19,986

          For the semester ended June 30, 2009, other income reached $63.4 million, a $20.0 million or 24.0% decrease when compared to $83.4 million for the same period in 2008. For the quarter ended June 30, 2009, an increase of $7.0 million was reported to reach $38.0 million when compared to the same period in 2008. The other income was impacted by the following:
•	Broker-dealer, asset management and insurance fees reflected a decrease of $10.8 million for the six-month period ended June 30, 2009, due to decreases in broker-dealer and asset management fees of $7.8 million and a decrease of $3.0 million in insurance fees due to a reduction in credit life commissions generated from the Bank and Island Finance operations. For the quarter ended June 30, 2009, broker-dealer, asset management and insurance fees reflected a decrease of $1.8 million due to decreases in broker-dealer and asset management fees of $0.8 million and a decrease of $1.0 million in insurance fees. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 49.2% and 47.9% to the Corporation’s other income for the six-month and three-month period ended June 30, 2009, respectively and 50.4% and 64.5% for same periods in 2008, respectively.

•	There was an increase in gain on sale of securities available for sale of $6.4 million for the six-month period ended June 30, 2009 compared with the six-month period ended June 30, 2008. During the first quarter of 2009, the Corporation sold $441 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million, included in other gains (losses), on the early termination of repurchase agreements that were funding the securities sold. During the first quarter of 2008, the Corporation sold $125.3 million of investment securities available for sale resulting in a gain of $2.9 million. There was no gain on sale of investment available for sale for each quarter ended June 30, 2009 and 2008.

•	During the first quarter of 2008, a gain of $8.6 million on the sale of part of the investment in Visa, Inc. in connection with its initial public offering was recognized through earnings and included within other gains (losses).

•	An unfavorable valuation adjustment of $4.0 million for loans held for sale was recorded through earnings and included within other gains (losses) during the six-month period ended June 30, 2008 and $2.4 million during the three-months ended June 30, 2008. For the six-month and three-month periods ended June 30, 2009, an amortization of $0.4 million and $0.2 million, respectively, of previously recorded unrealized losses on loans reclassified to held to maturity, was recognized.

•	The Corporation reported a decrease in gain on derivative instruments of $1.3 million for the semester ended June 30, 2009 compared with the same period in 2008. For the quarter ended June 30, 2009 , there was an increase of

$6.4 million in gain on derivatives as compared with the same period in 2008, mainly due to $5.3 million related to credit risk adjustment.
Operating Expenses
The following table presents the detail of other operating expenses for the periods indicated:

OPERATING EXPENSES

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(In thousands)
Salaries	$29,901	$34,846	$14,859	$17,018
Share based compensation (benefit)	1,457	(2,094)	974	887
Pension and other benefits	26,227	33,277	13,660	15,981
Expenses deferred as loan origination costs	(2,705)	(4,517)	(1,467)	(2,361)

Total personnel costs	54,880	61,512	28,026	31,525

Occupancy costs	12,379	13,222	6,122	6,806

Equipment expenses	2,044	2,252	961	1,059

EDP servicing expense, amortization and technical services	20,023	21,061	9,768	10,883

Communication expenses	4,795	5,181	2,349	2,646

Business promotion	1,868	3,786	1,101	1,821

Other taxes	6,716	6,756	3,359	3,349

Other operating expenses:
Professional fees	7,611	9,222	2,835	5,203
Amortization of intangibles	1,466	1,485	693	750
Printing and supplies	696	923	362	534
Credit card expenses	3,175	2,220	1,534	1,241
Insurance	1,112	1,924	571	887
Examinations and FDIC assessment	8,407	2,977	5,754	1,488
Transportation and travel	936	1,406	476	732
Repossessed assets provision and expenses	1,575	2,584	539	1,259
Collections and related legal costs	890	663	442	341
All other	10,328	10,515	4,633	5,721

Other operating expenses	36,196	33,919	17,839	18,156

Non-personnel expenses	84,021	86,177	41,499	44,720

Total Operating expenses	$138,901	$147,689	$69,525	$76,245

          The Corporation’s operating expenses was $138.9 million, decreasing $8.8 million or 6.0%, for the six-month periods ended June 30, 2009 when compared with the six-month period ended June 30, 2008. For the three-month period ended June 30, 2009 operating expense decreased $6.7 million when compared with the same period in 2008.The variances in operating expenses are described below:
•	Total salaries and other employee benefits reflected a decrease of $6.6 million during the semester ended June 30, 2009 compared with the same period of the prior year. This reduction is mostly attributed to a decrease of $10.2 million in salaries and other employee benefits for the semester ended June 30, 2009 as compared with the same semester in 2008 partially offset by a $3.6 million increase in stock incentive plan expense. The decrease in salaries and other employee benefits of $10.2 million was mainly driven by a $4.9 million decrease in salaries expense and $5.4 million decrease in commissions and bonuses for the six months ended June 30, 2009 as compared with the same period in 2008. For the quarter ended June 30, 2009, total salaries and other employee benefits decreased $3.5 million when compared with the quarter ended June 30, 2008 principally due to a $2.2 million decrease in salaries expense and $1.3 million decrease in commission and bonuses.
•	The Corporation’s non-personnel expenses decreased $2.2 million for the six months ended June 30, 2009 compared with the same period in prior year. This decrease was mainly due to decreases of $1.9 million in business promotion, $1.6 million in professional fees due to a reduction in consulting fees, $1.0 million in repossessed asset provision and expense, $1.0 million decrease in EDP servicing expense, amortization and technical services, $0.8 million in occupancy expense and $0.8 million in insurance expense. These reductions were partially offset by $5.4 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information and special assessment of 5 basis points, and no more than 10 basis points, of insured depository institutions assets minus Tier 1 capital. For the quarter ended June 30, 2009, non-personnel expenses reflected a decreased of $3.2 million when compared with the same quarter in 2008, mainly due to a decreases of $2.4 million in professional fees, $1.1 million in EDP servicing expense, amortization and technical services, $0.7 million in business promotion, $0.7 million in repossessed asset provision and expense, $0.7 million in occupancy expense and $0.3 million in insurance expense partially offset by $4.3 million increase in FDIC assessment.
     The Efficiency Ratio, on a tax equivalent basis, for the six months ended June 30, 2009 and 2008 was 58.88% and 58.64%, respectively, reflecting an increase of 24 basis points. The Efficiency Ratio, on a tax equivalent basis, for the three months ended June 30, 2009 and 2008 was 55.76% and 61.64%, respectively, reflecting an improvement of 588 basis points. This change was mainly the result of a reduction in operating expenses of $6.7 million for the quarter ended June 30, 2009 when compared with the quarter ended June 30, 2008, as previously discussed.
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
     On July 2009, Governor of Puerto Rico signed Act No. 37, which amends Act No. 7 of March 9, 2009. This law imposed a temporary three-year surcharge of 5% commencing on taxable year 2009. Since the 5% surcharge is imposed on the tax liability instead of the income subject to tax, the effect of the 5% surcharge will be that during the temporary period the 39% maximum statutory marginal corporate income tax rate may be increased to 40.95%. Also, the amendments of Act No. 7 of March 9, 2009, particularly to alternative minimum tax (“AMT”), eliminates the deduction for expenses incurred outside Puerto Rico unless these payments are subject to income tax in Puerto Rico.
     This law, also, includes a temporary 5% special income tax applicable to Puerto Rico international banking entities, or IBEs, such as Santander International Bank (SIB), which, before this law, was exempt from taxation under Puerto Rico law. This special income tax shall be applicable for taxable years 2009, 2010 and 2011
     The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No 109” issued by FASB. FIN 48 clarifies the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with SFAS No 109, “Accounting for Income Tax”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $20.3 million and $0.1 million, respectively, at June 30, 2009. Accordingly, deferred tax asset valuation allowances of $20.3 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at June 30, 2009.
     The income tax provision amounted to $8.1 million for the semester ended June 30, 2009 compared to an income tax provision of $9.0 million for the semester June 30, 2008. For the quarter ended June 30, 2009, the provision for income tax amounted $8.8 million reflecting an increase of $8.1 million from $0.8 million for the quarter ended June 30, 2008. This increase in the provision for income tax resulted from a higher taxable income in the quarter ended June 30, 2009 compared to quarter ended June 30, 2008 and 5% additional surcharge imposed for a temporary three-year period commencing in taxable year 2009 and ending in taxable year 2011.
Financial Position – June 30, 2009
Assets
     The Corporation’s assets reached $7.0 billion as of June 30, 2009, a 10.9% or $0.9 billion decrease compared to total assets of $7.9 billion at December 31, 2008 and a 20.4% or $1.8 billion decrease compared to total assets of $8.8 billion at June 30, 2008. The reduction of $0.9 billion, for the semester ended June 30, 2009, on Corporation’s total assets was driven by decreases of $453.0 million in net loan portfolio and $322.6 million in investment securities available for sale mainly due to a sale of $441.0 million investment securities during the first quarter of 2009. Also, there was a decrease of $21.9 million in cash and cash equivalents. The reduction of $1.8 billion compared to June 30, 2008 balances was principally due to a $1.1 billion decrease in net loan portfolio and $647.9 million decrease in investment securities available for sale due to the sale of investment securities of $346.7 million during 2008 and $441.0 million during the first quarter of 2009.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	June 30,	Dec. 31,	Jun. 09/Dec. 08	June 30,	Jun. 09/Jun. 08
	2009	2008	Variance	2008	Variance
		(In thousands)
Commercial and industrial	$2,036,656	$2,164,786	$(128,130)	$2,422,606	$(385,950)
Construction	85,759	194,026	(108,267)	402,290	(316,531)
Mortgage	2,484,116	2,595,588	(111,472)	2,686,556	(202,440)
Consumer	500,740	566,589	(65,849)	618,091	(117,351)
Consumer Finance	553,856	578,243	(24,387)	606,327	(52,471)
Leasing	46,396	60,615	(14,219)	76,023	(29,627)

Gross Loans	5,707,523	6,159,847	(452,324)	6,811,893	(1,104,370)
Allowance for loan losses	(193,186)	(191,889)	(1,297)	(186,889)	(6,297)

Net Loans	$5,514,337	$5,967,958	$(453,621)	$6,625,004	$(1,110,667)

     The net loan portfolio, including loans held for sale, reflected a decrease of $453.6 million or 7.6%, reaching $5.5 billion at June 30, 2009, compared to the figures reported as of December 31, 2008, and a decrease of $1.1 billion or 16.8%, when compared to June 30, 2008. The commercial and construction loan portfolio decreased $128.1 million and $108.3 million, respectively, when compared to the December 31, 2008 balances. The reduction in these portfolios was basically due to the sale to an affiliate of $131.2 million of commercial and construction loans, including some classified as impaired, and $105.2 million of repayments, net of originations for the semester ended June 30, 2009. Compared with June 30, 2008 balances, the commercial and construction loans portfolios reflected decreases of $386.0 million and $316.5 million, respectively, due to $369.0 million loans sold to an affiliate and $333.5 million of repayments, net of originations.
     The mortgage portfolio reflected a decrease of $111.5 million, or 4.3%, and $202.4 million, or 7.5%, decreases compared to December 31, 2008 and June 30, 2008 balances. Residential mortgage loan origination for the semester ended June 30, 2009 was $115.9 million, $99.1 million or 46.1% less than the $214.9 million originated during the same period in 2008. Total mortgage loans sold and securitized during the six months ended June 30, 2009 were $58.5 million compared to $61.2 million for the same period in 2008.
     Also, the Corporation reported a decrease in consumer loans (including consumer finance) of $90.2 million or 7.9% when compared with December 31, 2008 balances and $169.8 million or 13.9% when compared with June 30, 2008 balances. The leasing portfolio reflected decreases of $14.2 million and $29.6 million when compared with December 31, 2008 and June 30, 2008, respectively, reflecting the Corporation’s strategy to reduce this line of lending.
     For the six months ended June 30, 2009, the Corporation sold loans, including certain impaired loans, to an affiliate with a net book value of $142.0 million which comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans.
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
ALLOWANCE FOR LOAN LOSSES

	For the six month ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Balance at beginning of period	$191,889	$166,952	$196,510	$179,150
Provision for loan losses	74,836	78,090	33,736	38,515

	266,725	245,042	230,246	217,665

Losses charged to the allowance:
Commercial and industrial	8,343	4,150	3,616	1,818
Construction	2,254	5,358	—	5,344
Mortgage	5,553	64	4,173	—
Consumer	27,401	19,975	14,334	10,438
Consumer finance	31,798	29,458	15,742	13,541
Leasing	948	1,050	635	562

	76,297	60,055	38,500	31,703

Recoveries:
Commercial and industrial	1,173	293	703	137
Construction	23	—	3	—
Consumer	771	579	438	234
Consumer finance	640	779	226	403
Leasing	151	251	70	153

	2,758	1,902	1,440	927

Net loans charged-off	73,539	58,153	37,060	30,776

Balance at end of period	$193,186	$186,889	$193,186	$186,889

Ratios:
Allowance for loan losses to period-end loans	3.38%	2.74%	3.38%	2.74%
Recoveries to charge-offs	3.61%	3.17%	3.74%	2.92%
Annualized net charge-offs to average loans	2.52%	1.66%	2.59%	1.79%
     The Corporation’s allowance for loan losses was $193.2 million or 3.38% of period-end loans at June 30, 2009, a 64 basis point increase compared to $187.0 million, or 2.74% of period-end loans at June 30, 2008. The $193.2 million in the allowance for loan losses is comprised of $123.7 million related to the Bank and $69.5 million related to Island Finance entity, with a provision for loan losses of $43.3 million and $31.5 million for each respective segment for the six months ended June 30, 2009. At June 30, 2008, the composition of the allowance for loan losses of $186.9 million was comprised of $117.3 million related to the Bank and $69.6 million related to Island Finance entity, with a provision for loan losses of $48.1 million and $30.0 million for the same period for each respective entities.

     The 64 basis points increment in the ratio of allowance for loan losses to period-end loan for the semester ended June 30, 2009 as compared with the same period in 2008 was driven by an increment in net charged-off of $15.4 million for the period. The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. On a quarterly basis, the Corporation reviews and evaluates historical loss experience by loan type, quantitative factors (historical net charge-offs, statistical loss estimates, etc.) as well as qualitative factors (current economics conditions, portfolio composition, delinquency trends, industry concentrations, etc.).
     The ratio of the allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 78.31% and 64.48% at June 30, 2009 and June 30, 2008, respectively, an increase of 13.8 percentage points. At June 30, 2009, this ratio decreased 653 basis points when compared to 84.84% at December 31, 2008. Excluding non-performing mortgage loans this ratio was 263.70% at June 30, 2009 compared to 107.18% as of June 30, 2008 and 194.37% as of December 31, 2008.
     The annualized ratio of net charge-offs to average loans for the six-month period ended June 30, 2009 was 2.52%, increasing 86 basis points from 1.66% for the same period in 2008. This change was due to an increment in net charge-offs of $15.4 million during the semester ended June 30, 2009 when compared with the same period in 2008 combined with a decrease in average gross loans of $1.1 billion for the semester ended June 30, 2009 compared with the same period in 2008.
     At June 30, 2009, impaired loans (loans evaluated individually for impairment) and related allowance amounted to approximately $117.6 million and $21.3 million, respectively. At December 31, 2008 impaired loans and related allowance amounted to $100.9 million and $18.4 million, respectively.
     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of June 30, 2009, the Corporation’s total non-performing loans (excluding other real estate owned) reached $236.9 million or 4.15% of total loans from $212.7 million or 3.45% of total loans as of December 31, 2008 and from $278.5 million or 4.09% of total loans as of June 30, 2008. The Corporation’s non-performing loans reflected a decrease of $41.5 million or 14.9% compared to non-performing loans as of June 30, 2008 and an increase of $24.2 million or 11.4% compared to non-performing loans as of December 31, 2008. The $41.5 million decrease in non-performing loans was principally due to the sale of certain impaired construction loans to an affiliate during 2008 and first semester of 2009 partially offset by increases of $45.2 million and $2.6 million in non-performing residential mortgage and consumer loans (including consumer finance), respectively, when compared to June 30, 2008. Compared to December 31, 2008, the increase of $24.2 million was composed mainly of $33.8 million or 29.0% increase in non-performing residential mortgage loans partially offset by $10.8 million decrease in non-performing construction loans due to the sale of certain impaired construction loans to an affiliate.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.

Non-performing Assets and Past Due Loans

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Dollars in thousands)
Commercial and Industrial	$30,675	$30,564	$30,866
Construction	3,102	13,856	91,499
Mortgage	150,298	116,473	105,062
Consumer	9,885	13,479	13,569
Consumer Finance	40,590	35,508	34,337
Leasing	2,386	2,493	2,460
Restructured Loans	—	341	687

Total non-performing loans	236,936	212,714	278,480
Repossessed Assets	31,154	21,592	18,249

Total non-performing assets	$268,090	$234,306	$296,729

Accruing loans past-due 90 days or more	$9,758	$13,462	$11,369

Non-Performing loans to total loans	4.15%	3.45%	4.09%
Non-Performing loans plus accruing loans
past due 90 days or more to total loans	4.32%	3.67%	4.26%
Non-Performing assets to total assets	3.81%	2.97%	3.36%
Liabilities
     The Corporation’s total liabilities reached $6.5 billion as of June 30, 2009, reflecting a decrease of $0.9 billion or 11.8% compared to December 31, 2008. This reduction in total liabilities was principally due to a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $0.4 billion or 21.5% at June 30, 2009 from $1.9 billion at December 31, 2008. Also, there was a $0.4 billion or 8.1% decrease in total deposits to $4.6 billion as of June 30, 2009 from $5.0 billion as of December 31, 2008.
     Total deposits of $4.6 billion as of June 30, 2009 were composed of $0.5 billion in brokered deposits and $4.1 billion of customer deposits. Compared to December 31, 2008, brokered deposits reflected a decrease of $517.2 million or 53.1% and customer deposits reflected an increase of $110.1 million, or 2.7% as of June 30, 2009. Total deposits reflected a decrease of $1.4 billion compared with $6.0 billion as of June 30, 2008 which comprised decreases of $1.2 billion and $0.2 billion in brokered deposits and customer deposits, respectively.
     Total borrowings at June 30, 2009 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $417.8 million or 21.5% and 509.6 million or 25.1% compared to borrowings at December 31, 2008 and June 30, 2008, respectively. The $417.8 million reduction was mainly due to the cancellation of $375 million in securities sold under agreements to repurchase, $95.0 million decrease in federal home loan bank advances partially offset by an increase of $58.9 million in commercial paper issued. The $509.6 million reduction compared with June 30, 2008 balances was mainly due to the cancellation of $575 million in securities sold under agreements to repurchase (including cancellation of $200 million by Lehman Brothers Inc. (“LBI”) as a result of bankruptcy of its parent Lehman Brothers Holding, Inc. (“LBHI”) on September 19, 2008) and $53.8 million decrease in federal funds purchased partially offset by $60.2 million and $57.3 million increases in commercial paper issued and subordinated capital notes, respectively.
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
     Stockholders’ equity was $559.3 million, or 8.0% of total assets at June 30, 2009, compared to $551.6 million or 7.0% of total assets at December 31, 2008. The $7.7 million increase in stockholders’ equity was composed of net income of $12.1 million, stock incentive plan expense recognized as capital contribution of $0.6 million during the semester ended June 30, 2009 and an increase in minimum pension benefit of $0.8 million. These changes were offset an increase in accumulated other comprehensive loss of $5.8 million related unrealized gains on investment securities available for sale.
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

     During the six months ended June 30, 2009 and 2008, the Corporation did not repurchase any shares of common stock. As of June 30, 2009, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
     Up to June 30, 2009, the 2nd quarter of 2009, the Corporation’s stock price traded consistently below (from $6.00 to $7.96) the book value per share of $11.99 as of June 30, 2009. This is mainly attributed to the current condition of the worldwide and Puerto Rico economy which has effected the stock market, where all stocks, specially the ones in the financial sector both in Puerto Rico and the United States, have experienced a depression in price. Also, the Corporation’s stock experienced a limited float due to 91% were owned by Santander SA. These situations causes that relatively small changes or trends in volume triggers a significant impact in the share price.
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
     At June 30, 2009 the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios at June 30, 2009 were 9.57% and 14.24%, respectively, and the leverage ratio was 7.10%.
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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 12 and 18 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of June 30, 2009 and December 31, 2008.
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
     Economic Undesignated Hedges:
     The following table summarizes the derivative contracts designated as economic undesignated hedges as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Loss	Income*
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$(1)	$(189)	$—

Totals	$125,000	$(1)	$(189)	$—

	December 31, 2008
				Other
	Notional			Comprehensive
(In thousands)	Amounts	Fair Value	Gain	Income*
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$5,210	$4,311	$—

Totals	$125,000	$5,210	$4,311	$—

*	Net of tax.
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
     As of June 30, 2009 and December 31, 2008, the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 1.10% and 6.22% as of June 30, 2009 and 3.24% and 6.22% as of December 31, 2008, respectively.
     The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economic variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. As of June 30, 2009 and December 31, 2008, the Corporation has $1,000 and $5.2 million, respectively, in fair value of these economic undesignated hedges.
     Derivative instruments not designated as hedging instruments:
     Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,220,976	$437	$323
Interest Rate Caps	976	—	—
Other	3,821	(15)	(108)
Equity Derivatives	235,738	—	—

Totals	$3,461,511	$422	$215

	December 31, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,548,418	$(53)	$(392)
Interest Rate Caps	1,166	—	—
Other	3,862	93	48
Equity Derivatives	236,428	—	(21)

Totals	$3,789,874	$40	$(365)

*	The notional amount represents the gross sum of long and short.

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

     The following table provides the composition of the Corporation’s loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	($ in thousands)
Commercial and industrial	$2,037,839	$2,165,613

Consumer - banking operations	500,247	565,833

Consumer Finance:
Consumer Installment Loans	578,173	686,277
Mortgage Loans	296,512	310,642

	874,685	996,919

Leasing	48,770	64,065

Construction	86,102	194,596

Mortgage Loans	2,442,821	2,553,328

Sub-total	5,990,464	6,540,354

Unearned income and deferred fees/cost:
Banking operations	94	(290)
Consumer finance	(320,829)	(418,676)

Allowance for loans losses:
Banking operations	(123,717)	(122,761)
Consumer finance	(69,469)	(69,128)

	$5,476,543	$5,929,499

     The Corporation’s gross loan portfolio as of June 30, 2009 and December 31, 2008 amounted to $6.0 billion and $6.5 billion respectively, which represented 93.7% and 90.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of June 30, 2009 and December 31, 2008, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
     As of June 30, 2009 and December 31, 2008, the Corporation had over 318,000 consumer loan customers each and over 8,000 and 7,000 commercial loan customers, respectively, As of such dates, the Corporation had 44 and 50 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $20.9 and $31.3 million in cross-border loans as of June 30, 2009 and December 31, 2008, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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

	June 30, 2009
	First	Second	Total	Vintage	Non-performing	% of
	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2009	$18,619	$187	$18,806	1%	$—	0.00%
2008	106,360	2,295	108,655	4%	870	0.80%
2007	255,097	2,438	257,535	11%	8,201	3.18%
2006	548,500	4,155	552,655	23%	32,987	5.97%
2005	554,164	543	554,707	23%	20,759	3.74%
2004 and earlier	948,482	1,981	950,463	38%	51,206	5.39%

Sub- Total	$2,431,222	$11,599	2,442,821	100%	$114,023	4.67%

	December 31, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$106,836	$2,359	$—	$—	$109,195	4%	$638	0.58%
2007	269,220	2,546		—	271,766	11%	5,701	2.10%
2006	578,086	4,319	31	157	582,593	23%	32,198	5.53%
2005	604,142	636	—	—	604,778	24%	24,251	4.01%
2004	439,674	487		—	440,161	17%	16,256	3.69%
2003 and earlier	543,044	1,578	55	158	544,835	21%	22,953	4.21%

Sub- Total	$2,541,002	$11,925	$86	$315	2,553,328	100%	$101,997	3.99%

     The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 54% and 44% of the total mortgage originations for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 46% for the six-month period ended June 30, 2009 and 55% of the total originated mortgage portfolio for the year ended December 31, 2008. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 41% and 39% of total gross loans at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the first mortgage portfolio totaled approximately $2.4 billion while the second mortgage portfolio was approximately $11.6 million for both periods from banking operations.
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
     The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	June 30, 2009
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
				(Dollars in thousands)
Vintage:
2009	$6,563	$70	$—	$6,633	4%	$—	0.00%
2008	30,129	469	—	30,598	19%	1,650	5.39%
2007	26,943	1,120	1,176	29,239	18%	1,231	4.21%
2006	13,053	946	21,453	35,452	22%	3,641	10.27%
2005	11,708	1,172	18,248	31,128	19%	3,108	9.98%
2004 and earlier	23,609	7,022	—	30,631	19%	3,607	11.78%

Total	$112,005	$10,799	$40,877	$163,681	100%	$13,237	8.09%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2008	$31,441	$696	$—	$32,137	19%	$262	0.82%
2007	28,323	1,498	1,246	31,067	19%	572	1.84%
2006	13,409	1,281	22,355	37,045	21%	3,196	8.63%
2005	12,208	1,219	19,953	33,380	20%	3,014	9.03%
2004	11,524	3,108	—	14,632	9%	1,776	12.14%
2003 and earlier	13,129	6,185	—	19,314	12%	2,160	11.18%

Total	$110,034	$13,987	$43,554	$167,575	100%	$10,980	6.55%

*	Net of unearned finance charges and deferred income/cost
     The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,). The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at June 30, 2009 and December 31, 2008.

	June 30, 2009
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
			(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,901,126	73%	$295,494	72%	$246,201	65%	$2,442,821	72%
Consumer Finance	69,298	63%	39,634	66%	54,749	64%	163,681	64%

	$1,970,424		$335,128		$300,950		$2,606,502

Consumer Installment Loans*:
Banking Operations	$320,867	n/a	$58,831	n/a	$120,549	n/a	$500,247	n/a
Consumer Finance	173,620	n/a	111,574	n/a	104,539	n/a	389,733	n/a

	$494,487		$170,405		$225,088		$889,980

*Net of unearned finance charges and deferred income/cost

	December 31, 2008
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,984,652	80%	$308,690	81%	$259,986	76%	$2,553,328	80%
Consumer Finance	65,516	61%	41,652	62%	60,407	61%	167,575	61%

	$2,050,168		$350,342		$320,393		$2,720,903

Consumer Installment Loans*:
Banking Operations	$427,056	n/a	$59,070	n/a	$79,707	n/a	$565,833	n/a
Consumer Finance	176,334	n/a	119,492	n/a	114,842	n/a	410,668	n/a

	$603,390		$178,562		$194,549		$976,501

*Net of unearned finance charges and deferred income/cost
     At June 30, 2009, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $246.2 million and $55 million for banking operations and consumer finance business, respectively, a 10% and 33% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of June 30, 2009 includes $9.5 million or 4.0% of originated loans during the year for banking operations and $1.5 million or 3% for consumer finance portfolio. At December 31, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $260 million and $60 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2008 includes $5.3 million or 1.5% of originated loans during the year for banking operations and $7.9 million or 13% for consumer finance portfolio.
     The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of June 30, 2009 and December 31, 2008 was 690 and 706, respectively and an average LTV of 72% as compared to 80% as of December 31, 2008. For its consumer finance business residential mortgages, average FICO score, as of June 30, 2009 and December 31, 2008 was 642 and 648, respectively and an average LTV of 64% as of June 30, 2009 as compared to 61% as of December 31, 2008. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
     Residential mortgage loan origination for banking operations was $115.9 million for the six months ended June 30, 2009, $345.7 million for the year ended December 31, 2008 and $214.9 million for the semester ended June 30, 2008. The Corporation sold and securitized $109.5 million, $213.4 million and $96.0 million for the semester ended June 30, 2009, the year ended December 31, 2008 and semester ended June 30, 2008, respectively, to third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $5.4 million and $18.8 million of near prime or “Band C” loans for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.
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
     The Corporation’s one-year cumulative GAP position at June 30, 2009, was negative $837.9 million or -12.7% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at June 30, 2009 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of June 30, 2009

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:

Investment Portfolio	$49,235	$112,912	$285,486	$20,846	$9,785	$—	$128,961	$607,225
Deposits in Other Banks	236,175	9,495	—	—	—	—	23,154	268,824
Loan Portfolio
Commercial	1,139,534	173,003	230,542	293,136	155,850	75,797	15,190	2,083,052
Construction	52,984	12,255	10,568	2,505	5,198	2,249	—	85,759
Consumer	327,735	193,418	324,559	170,167	30,244	235	8,238	1,054,596
Mortgage	102,608	274,108	546,810	456,177	870,752	137,507	96,154	2,484,116
Fixed and Other Assets	—	—	—	—	—	—	453,863	453,863

Total Assets	$1,908,271	$775,191	$1,397,965	$942,831	$1,071,829	$215,788	$725,560	$7,037,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$110,000	$—	$—	$—	$—	$—	$(67)	$109,933
Repurchase Agreements	15,000	—	—	—	—	—	—	15,000
Federal FundsPurchased and Other Borrowings	120,000	445,000	525,000	—	—	—	—	1,090,000
Deposits
Certificates of Deposit	1,373,183	568,395	138,667	20,978	1,363	12,530	44	2,115,160
Demand Deposits and Savings Accounts	133,959	40,834	206,275	189,185	122,450	—	—	692,703
Transactional Accounts	212,025	372,884	642,664	277	580,116	—	(8,045)	1,799,921
Term and Subordinated Debt	—	4,815	15,383	—	237,383	60,000	4,071	321,652
Other Liabilities and Capital	—	—	—	—	—	—	893,066	893,066

Total Liabilities and Capital	$1,964,167	$1,431,928	$1,527,989	$210,440	$941,312	$72,530	$889,069	$7,037,435

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,640,725	$128,250	$24,661	$36,630	$1,654,710	$36,000	$—	$3,520,976
Interest Rate Swaps (Liabilities)	1,776,006	118,250	24,488	36,522	1,529,710	36,000	—	3,520,976
Caps	976	295	681	—	—	—	—	1,952
Caps Final Maturity	976	295	681	—	—	—	—	1,952

GAP	$(191,177)	$(646,737)	$(129,851)	$732,499	$255,517	$143,258	$(163,509)	$—

Cumulative GAP	$(191,177)	$(837,914)	$(967,765)	$(235,266)	$20,251	$163,509	$—	$—

Cumulative interest rate gap to earning assets	-2.90%	-12.73%	-14.70%	-3.57%	0.31%	2.48%
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
     As of June 30, 2009, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $4.5 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $27.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $39.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $115.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of June 30, 2009.

	NET INTEREST MARGIN SHOCK REPORT
	June 30, 2009

(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Gross Interest Margin	$376.7	$373.8	$372.6	$370.3	$368.8	$365.8	$360.0

Sensitivity	$6.4	$3.5	$2.3		$(1.5)	$(4.5)	$(10.3)

	June 30, 2009
	MARKET VALUE SHOCK REPORT
	June 30, 2009

(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Market Value of Equity	$780.6	$800.2	$792.0	$747.0	$759.4	$707.2	$669.5

Sensitivity	$33.6	$53.2	$45.0		$12.4	$(39.8)	$(77.5)
     As of June 30, 2009 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of June 30, 2009, the Corporation had $1.5 billion in unsecured lines of credit ($663.1 million available) and $3.7 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of June 30, 2009, the Corporation had a liquidity ratio of 11.70%. At June 30, 2009, the Corporation had total available liquid assets of $800.9 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     On February 2009, SFS conducted a conversion of its loan platform and cash collection systems. Management understands that this system conversion, which includes significant modifications to procedures, could represent a material change in internal control over financial reporting. Also, the Corporation completed the outsourcing of its payroll systems on June 2009. Changes to certain processes, and information systems and other components of internal control over financial reporting (as defined in Rule 13-159(e) and 15d-15(e) under the Securities Exchange Act of 1934) resulting from the system conversion and payroll outsourcing, referred to above, may occur and are in the process of being evaluated by management as certain processes, activities and controls are implemented. Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the 2009 annual management report on internal control over financial reporting.
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
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Santander BanCorp’s Annual Meeting of Stockholders was held on April 30, 2009. A quorum was obtained with 43,776,739 shares represented in person or by proxy, which represents 93.86% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•	The following three directors were elected for a three-year term, ending in April 2012:

	For	Exception	Withheld
Juan Moreno Blanco	42,706,846	1,017	1,069,893
Gonzalo de las Heras	42,456,891	250,972	1,319,848
Jesús Zabalza	42,456,891	250,972	1,319,848
•	A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2009 was approved with the following results:

For	43,754,984
Against	13,956
Abstained	7,799
ITEM 5 — OTHER INFORMATION
     None

ITEM 6 — EXHIBITS

Exhibit No.	Description	Reference
(3.1)	Articles of Incorporation	Exhibit 3.1 8-A12B
(3.2)	Amendment to the Articles of Incorporation	Exhibit 3.1
(10.0)	Code of Ethics	Exhibit 8-K-04/01/09
(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12
	Meeting of Stockholders	Def14A-03/30/09
(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: August 7, 2009	By:	/s/ Juan Moreno
President and Chief Executive Officer

Dated: August 7, 2009	By:	/s/ Roberto Jara
Executive Vice President and
Chief Accounting Officer