Form 10-Q
period 2009-09-30
SANTANDER BANCORP
filed 2009-11-09
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009
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
(787) 777-4100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of September 30, 2009

Common Stock, $2.50 par value	46,639,104

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

PART I — ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and Cash Equivalents:
Cash and due from banks	$260,277	$217,311
Interest-bearing deposits	787	976
Federal funds sold	47,825	64,871

Total cash and cash equivalents	308,889	283,158
Interest-Bearing Deposits	9,178	7,394
Trading Securities, at fair value:	30,061	64,719
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	—	408,650
Other investment securities available for sale	423,538	393,462

Total investment securities available for sale	423,538	802,112

Other Investment Securities, at amortized cost	53,631	61,632
Loans Held for Sale, net	25,173	38,459
Loans, net	5,343,466	5,929,499
Accrued Interest Receivable	44,922	45,953
Premises and Equipment, net	21,061	19,368
Real Estate Held for Sale	2,818	8,075
Goodwill	121,482	121,482
Intangible Assets	29,194	29,842
Other Assets	425,218	485,883

	$6,838,631	$7,897,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$692,538	$692,963
Interest-bearing, including $12.4 million and $101.4 million at fair value in 2009 and 2008, respectively	3,740,157	4,321,939

Total deposits	4,432,695	5,014,902

Federal Funds Purchased and Other Borrowings	47,500	2,040
Securities Sold Under Agreements to Repurchase	—	375,000
Commercial Paper Issued	116,961	50,985
Federal Home Loan Bank Advances	1,020,000	1,185,000
Term Notes	20,424	19,967
Subordinated Capital Notes, including $123.2 million and $118.3 million at fair value in 2009 and 2008, respectively	311,336	306,392
Accrued Interest Payable	31,106	45,419
Other Liabilities	282,920	346,235

Total liabilities	6,262,942	7,345,940

Contingencies and Commitments (Notes 8, 9, 10, 11, 12, 13, 14 and 16)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	318,282	317,141
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(22,173)	(22,563)
Retained earnings:
Reserve fund	139,250	139,250
Undivided profits	81,256	58,734

Total stockholders’ equity	575,689	551,636

	$6,838,631	$7,897,576

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands, except per share data)

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest Income:
Loans	$348,861	$417,070	$113,844	$135,263
Investment securities	17,479	38,758	4,132	11,442
Interest-bearing deposits	433	750	89	174
Federal funds sold	58	3,897	15	1,132

Total interest income	366,831	460,475	118,080	148,011

Interest Expense:
Deposits	68,723	117,403	18,410	37,235
Securities sold under agreements to repurchase and other borrowings	28,242	65,047	8,054	15,240
Subordinated capital notes	11,243	9,974	3,561	3,130

Total interest expense	108,208	192,424	30,025	55,605

Net interest income	258,623	268,051	88,055	92,406
Provision for Loan Losses	115,525	123,650	40,689	45,560

Net interest income after provision for loan losses	143,098	144,401	47,366	46,846

Other Income (Loss):
Bank service charges, fees and other	30,097	33,744	9,746	10,220
Broker-dealer, asset management and insurance fees	45,165	58,110	13,986	16,137
Gain on sale of securities available for sale	9,251	5,153	—	2,279
Gain on sale of loans	3,820	3,004	1,019	737
Other (loss) income	(3,025)	19,756	(2,806)	7,040

Total other income	85,308	119,767	21,945	36,413

Other Operating Expenses:
Salaries and employee benefits	79,513	92,883	24,633	31,372
Occupancy costs	18,976	20,631	6,597	7,409
Equipment expenses	3,032	3,340	988	1,087
EDP servicing, amortization and technical assistance	29,782	31,208	9,760	10,147
Communication expenses	6,988	7,724	2,193	2,544
Business promotion	2,794	5,438	926	1,652
Provision for claim receivable	—	25,120	—	25,120
Other taxes	9,895	10,150	3,179	3,394
Other operating expenses	49,565	52,947	13,369	19,027

Total other operating expenses	200,545	249,441	61,645	101,752

Income (loss) before income tax	27,861	14,727	7,666	(18,493)
Provision (Benefit) for Income Tax	5,336	(1,349)	(2,805)	(10,331)

Net Income (Loss) Available to Common Shareholders	$22,525	$16,076	$10,471	$(8,162)

Basic and Diluted Earnings (Loss) per Common Share	$0.48	$0.34	$0.22	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND YEAR ENDED DECEMBER 31, 2008
(Dollars in thousands)

	For the nine months ended	Year ended
	September 30, 2009	December 31, 2008
Common Stock:
Balance at beginning of period	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	317,141	308,373
Share based compensation sponsored by the ultimate parent	1,974	9,710
Payments to ultimate parent for long-term incentive plan	(833)	(942)

Balance at end of period	318,282	317,141

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(22,563)	(24,478)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(3,181)	13,449
Unrealized net gain on cash flow hedges, net of tax	—	1,237
Minimum pension benefit (liability), net of tax	3,571	(12,771)

Balance at end of the period	(22,173)	(22,563)

Reserve Fund:
Balance at beginning of period	139,250	139,250

Balance at end of the period	139,250	139,250

Undivided Profits:
Balance at beginning of period	58,734	54,317
Net income	22,525	10,531
Deferred tax benefit amortization	(3)	(4)
Common stock cash dividends	—	(9,329)
Cummulative effect of the adoption of FASB ASC
Topic 825, Fair Value Option	—	3,219

Balance at end of the period	81,256	58,734

Total stockholders’ equity	$575,689	$551,636

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	For the nine months ended		For the three months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008

Comprehensive income (loss)
Net income (loss)	$22,525	$16,076	$10,471	$(8,162)

Other comprehensive income (loss), net of tax:
Unrealized holding losses on investment securities available for sale, net of tax	1,522	1,408	2,606	3,557
Reclassification adjustment for gains on investment securities available for sale included in net income (loss), net of tax	(4,703)	(1,689)	—	(2,093)

Unrealized net (loss) gain on investment securities available for sale, net of tax	(3,181)	(281)	2,606	1,464

Unrealized net gain on cash flow hedges, net of tax	—	1,049	—	573
Minimum pension benefit, net of tax	3,571	—	2,771	—

Total other comprehensive income, net of tax	390	768	5,377	2,037

Comprehensive income (loss)	$22,915	$16,844	$15,848	$(6,125)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,525	$16,076

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,512	11,515
Deferred tax benefit	(6,307)	(9,895)
Provision for loan losses	115,525	123,650
Gain on sale of securities available for sale	(9,251)	(5,153)
Gain on sale of loans	(3,820)	(3,004)
Loss (gain) on financial instruments measured at fair value	8,356	(4,135)
Gain on trading securities	(1,537)	(2,798)
Valuation (gain) loss on loans held for sale	—	6,902
Net premium amortization (discount accretion) on securities	366	(2,732)
Net (discount acretion) premium amortization on loans	(359)	281
Accretion of debt discount	478	470
Share based compensation sponsored by the ultimate parent	1,974	8,039
Provision for claim receivable	—	25,120
Purchases and originations of loans held for sale	(150,373)	(294,294)
Proceeds from sales of loans	187,494	317,536
Repayments of loans held for sale	506	16,710
Proceeds from sales of trading securities	709,324	1,869,182
Purchases of trading securities	(588,996)	(1,798,473)
Decrease in accrued interest receivable	1,031	28,834
Decrease in other assets	8,968	18,172
Decrease in accrued interest payable	(14,314)	(32,265)
Drecrease in other liabilities	(9,445)	(513)

Total adjustments	259,132	273,149

Net cash provided by operating activities	281,657	289,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing deposits	(1,784)	(866)
Proceeds from sales of investment securities available for sale	507,258	129,451
Proceeds from maturities of investment securities available for sale	196,240	8,621,004
Purchases of investment securities available for sale	(346,155)	(8,537,194)
Proceeds from maturities of other investment securities	83,151	38,477
Purchases of other investments	(75,150)	(28,800)
Repayment of securities and securities called	26,274	72,952
Payments on derivative transactions	—	(1,497)
Net decrease in loans	366,213	425,921
Purchases of premises and equipment	(1,088)	(4,634)

Net cash provided by investing activities	754,959	714,814

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)

	For the nine months ended
	September 30,	September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(581,488)	426,042
Net decrease in federal funds purchased and other borrowings	(119,540)	(916,110)
Net decrease in securities sold under agreements to repurchase	(375,000)	(60,597)
Net increase (decrease) in commercial paper issued	65,976	(234,624)
Payment to ultimate parent for long-term incentive plan	(833)	—
Dividends paid	—	(16,790)

Net cash used in financing activities	(1,010,885)	(802,079))

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,731	201,960
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	283,158	201,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$308,889	$403,657

Concluded
Supplemental Disclosures of Cash Flow Information:

	For the nine months ended
	September 30,	September 30,
	2009	2008
	(Dollars in thousands)

Cash paid during the period for:
Interest	$121,204	$223,877

Income taxes	$5,915	$10,038

Noncash transactions:
Minimum pension benefit	$3,571	$—

Loan securitizations	$84,312	$69,401

Reclassification of premises to real estate held for sale	$—	$8,076

Reclassification of real estate held for sale to premises	$5,257	$—

Assets received in full satisfaction of loans	$19,030	$10,431

Settlement by counterparty in bankruptcy of securities sold under agreement to repurchase	$—	$200,228

Settlement by counterparty in bankruptcy of investment securities available for sale pledged under agreement to repurchase	$—	$225,348

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
1. Summary of Significant Accounting Policies:
     The accounting and reporting policies of the Corporation, a 91% owned subsidiary of Banco Santander, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.
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
     Prior to the adoption of Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) Topic 825, “Fair Value Option”, in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period condensed consolidated statements of income along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. In connection with the adoption of FASB ASC Topic 825, “Fair Value Option”, the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the condensed consolidated statements of income (loss). The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the condensed consolidated statements of income (loss). See Note 18 to the condensed consolidated financial statements for more information.
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
     The Corporation leases vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in FASB ASC Topic 840, “Leases,” as amended. Aggregate rentals due over the term of the leases less unearned income are included in lease receivable, which is part of “Loans, net” in the consolidated balance sheets. Unearned income is amortized to results of operations over the lease term so as to yield a constant rate of return on the principal amounts outstanding. Lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

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
     The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at September 30, 2009 had terms ranging from one month to four years.
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
     Included in the review of individual loans are those that are impaired as defined by FASB ASC Topic 310,“Receivables”. Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate, construction and mortgage loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectibity of both principal and interest when assessing the need for loss accrual.
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
     Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions, actual collection, charge-off experience and other factor that, based on management judgment, reflect the impact of any current condition.

     Effective July 1, 2009, the Corporation revised its quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios. Through the end of the second quarter ended June 30, 2009, the Corporation’s quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios was based on a historical loss rate analysis, which relied on historical loss experience over a defined period for pools of loans with common characteristics. The revised quantitative methodology is based on a migration analysis/roll rate and considers both historical loss rates and loss rates based on the likelihood of credit deterioration (expectation of current loans becoming delinquent in monthly increments until they default and are charged-off). The loss factor estimated based on this methodology may be adjusted to incorporate seasonality attributes as well as to reflect recent economic or business trends that may affect the collectability of the portfolio. The loss factor is then applied to the outstanding portfolio at period end to estimate the amount of expected charge offs and the provision for loan losses required to support an adequate allowance for loan losses. The Corporation’s decision to revise and improve its methodology was made after a thorough evaluation of the reliability of the revised methodology including a back testing analysis. Management believes that the revised quantitative methodology provides a more reliable estimate of probable losses on its existing consumer and consumer finance portfolios. The application of this revised methodology for the quarter ended September 30, 2009 resulted in a provision for loan losses on consumer and consumer finance loans which is $305,000 lower than the amount that would have been determined under the previous quantitative method. The positive effect on earnings per share for the quarter ended September 30, 2009 was less than $.01.
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
Goodwill and Intangible Assets
     The Corporation accounts for goodwill in accordance with FASB ASC Topic 350, “Intangible-Goodwill and Others.” The reporting units are tested for impairment annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the condensed consolidated statements of income (loss).
     In accordance with FASB ASC Topic 360 “Property, Plant and Equipment”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operation expenses in the condensed consolidated statements of income (loss).
     The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. Effective January 1, 2009, the Corporation has adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures” for fair value measurement of goodwill and intangible assets. The adoption of this accounting standard for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

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
Mortgage-servicing Rights
     Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the nine-month periods ended September 30, 2009 and 2008.
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
     Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At September 30, 2009 and December 31, 2008, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,346,000,000 and $1,281,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,489,000 and $4,001,000 at September 30, 2009 and December 31, 2008, respectively.
Trust Services
     In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $139,000,000 and $200,000,000 at September 30, 2009 and December 31, 2008, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. The Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
     The Corporation accounts for uncertain tax positions in accordance with FASB ASC Topic 740, “Income Taxes”. Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Earnings Per Common Share
     Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended September 30, 2009 and 2008. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended September 30, 2009 and 2008.
Recent Accounting Pronouncements that Affect the Corporation
     The adoption of these accounting standards had the following impact on the Corporation’s condensed consolidated statements of income and financial condition:

•	FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.

•	FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Corporation disclosure of the condensed financial statements

•	FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Corporation’s condensed consolidated financial statements and disclosures.
     The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its condensed consolidated financial statements and disclosures.

•	FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•	FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•	FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•	FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	September 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)

Treasury and agencies of the United States Government:
Within one year	$102,826	$330	$—	$103,156	0.78%
After one year to five years	77,461	795	—	78,256	1.05%

	180,287	1,125	—	181,412	0.89%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,675	3	3	1,675	3.46%
After one year to five years	73,897	295	83	74,109	5.03%
After five years to ten years	7,176	169	—	7,345	5.24%
Over ten years	4,430	95	—	4,525	5.55%

	87,178	562	86	87,654	5.05%

Corporate bonds:
After one year to five years	141,665	1,232	—	142,897	1.85%

Mortgage-backed securities:
Over ten years	11,251	324	—	11,575	5.63%

	$420,381	$3,243	$86	$423,538	2.20%

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)

Treasury and agencies of the United States Government:
Within one year	$164,844	$1,164	$1	$166,007	2.30%
After one year to five years	5,658	251	—	5,909	3.99%

	170,502	1,415	1	171,916	2.36%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	6	1,454	4.23%
After one year to five years	133,185	347	384	133,148	5.23%
After five years to ten years	9,545	29	95	9,479	5.18%
Over ten years	4,505	33	3	4,535	5.55%

	148,695	409	488	148,616	5.22%

Mortgage-backed securities:
After five years to ten years	193,630	2,258	73	195,815	4.39%
Over ten years	282,235	3,525	45	285,715	5.41%

	475,865	5,783	118	481,530	4.99%

Foreign securities:
Within one year	50	—	—	50	4.65%

	$795,112	$7,607	$607	$802,112	4.47%

     The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 1.9 years at September 30, 2009, comprised of approximately 1.3 years for treasuries and agencies of the United States Government, 2.2 years for instruments of the Commonwealth of Puerto Rico and its subdivisions, 2.4 years for corporate bonds and 3.3 years for mortgage backed securities.

     The number of positions, fair value and unrealized losses at September 30, 2009 and December 31, 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

September 30, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
Commonwealth of Puerto				—	—	—	—	—	—

Rico and its subdivisions	4	$9,004	$63	6	$6,277	$23	10	$15,281	$86

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$30,000	$1	—	$—	$—	1	$30,000	$1
Commonwealth of Puerto Rico and its subdivisions	1	705	72	14	19,338	416	15	20,043	488
Mortgage-backed securities	—	—	—	4	33,091	118	4	33,091	118

	2	$30,705	$73	18	$52,429	$534	20	$83,134	$607

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
     As of September 30, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio.
     The unrealized losses in the Corporation’s investments in debt securities were caused by changes in market interest rates and not credit quality. All debt securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Corporation evaluates debt securities for other than temporary impairment based on any of the following triggering events: (1) the Corporation has the intent to sell the security, (2) it is more likely than not that the Corporation will be required to sell the security before recovery, or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. Upon evaluation of these triggering events, the Corporation believes that none of such conditions are present at September 30, 2009 because the Corporation has sufficient capital and liquidity to operate its business and it has no requirements or needs to sell such securities, and the Corporation is not subject to any contractual arrangements that would require the Corporation to sell such securities.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.
     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.

3. Assets Pledged:
     At September 30, 2009 and December 31, 2008, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of September 30, and December 31 were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Investment securities available for sale	$166,339	$227,658
Other investment securities	45,900	53,325
Loans	2,309,607	2,511,098

	$2,521,846	$2,792,081

     Pledged securities that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheets. At December 31, 2008, investment securities with a carrying value of approximately $408,650,000 were pledged to securities sold under agreements to repurchase.
4. Loans:
     The Corporation’s loan portfolio consists of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial and industrial	$1,967,172	$2,165,613
Consumer	472,844	565,833
Consumer finance	828,271	996,919
Leasing	42,859	64,065
Construction	83,313	194,596
Mortgage	2,413,572	2,553,328

	5,808,031	6,540,354

Unearned income and deferred fees (costs):
Commercial, industrial and others	219	(290)
Consumer finance	(269,989)	(418,676)
Allowance for loan losses	(194,795)	(191,889)

Loans, net	$5,343,466	$5,929,499

     During the nine months ended September 30, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on this transaction.

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$191,889	$166,952	$193,186	$186,889
Provision for loan losses	115,525	123,650	40,689	45,560

	307,414	290,602	233,875	232,449

Losses charged to the allowance:
Commercial and industrial	18,568	10,589	10,225	6,439
Construction	2,254	28,128	—	22,770
Mortgage	6,498	64	945	—
Consumer	40,642	30,370	13,241	10,395
Consumer finance	47,533	42,764	15,734	13,306
Leasing	1,334	1,497	386	447

	116,829	113,412	40,531	53,357

Recoveries:
Commercial and industrial	1,870	501	697	208
Construction	23	—	—	—
Mortage	2	—	—	—
Consumer	991	887	220	308
Consumer finance	1,028	1,179	389	400
Leasing	296	333	145	82

	4,210	2,900	1,451	998

Net loans charged-off	112,619	110,512	39,080	52,359

Balance at end of period	$194,795	$180,090	$194,795	$180,090

6. Goodwill and Other Intangible Assets:
Goodwill
     The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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

Other Intangible Assets
     Other intangible assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Commercial Banking — Mortgage-servicing rights	$9,856	$10,175
Wealth Management — Advisory-servicing rights	1,038	1,267
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreement	—	100

	$29,194	$29,842

     Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. These intangible assets are being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreement was intangible asset related to the acquisition of Island Finance. The non-compete agreements has been fully amortized.
     The following table reflects the components of other intangible assets at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)

Commercial Banking — Mortgage-servicing rights	$19,871	$10,015	$9,856
Wealth Management — Advisory-servicing rights	3,050	2,012	1,038
Consumer Finance — Trade Name	18,300	—	18,300

	$41,221	$12,027	$29,194

	December 31, 2008
	Gross	Accumulated	Carrying
	Amount	Amortization	Amount
	(Dollars in thousands)

Commercial Banking — Mortgage-servicing rights	$18,382	$8,207	$10,175
Wealth Management — Advisory-servicing rights	3,050	1,783	1,267
Consumer Finance:
Trade name	18,300	—	18,300
Non-compete agreements	3,356	3,256	100

	$43,088	$13,246	$29,842

     Amortization of the other intangibles assets for the nine-month periods ended September 30, 2009 and 2008 was approximately $2.1 million and $2.3 million, respectively.

7. Other Assets:
     The Corporation’s other assets consist of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Deferred tax assets, net	$61,224	$56,542
Accounts receivable, net of allowance for claim receivable of $25.1 million	47,412	40,581
Repossesed assets, net	33,161	22,306
Software, net	5,879	7,295
Prepaid expenses	16,747	13,835
Income tax credits	12,022	19,645
Customers’ liabilities on acceptances	359	610
Derivative assets	144,560	197,192
Confirming advances	98,215	122,540
Other	5,639	5,337

	$425,218	$485,883

     Amortization of software assets for the nine-month periods ended September 30, 2009 and 2008 was approximately $2.7 million and $3.7 million, respectively.
     The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million in 2008. During 2009, the Corporation filed a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of the repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. The Corporation has recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred tax benefit of $9.8 million.
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
     The tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commencing after December 31, 2010. The Corporation had $12.0 million unused income tax credits certified by the Secretary at September 30, 2009.

8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	September 30, 2009
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at period-end	$47,500	$—	$116,961

Average indebtedness outstanding during the period	$5,605	$102,747	$85,088

Maximum amount outstanding during the period	$47,500	$375,000	$175,000

Average interest rate for the period	2.11%	4.43%	1.07%

Average interest rate at period-end	2.10%	—	0.55%

	December 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)

Amount outstanding at year-end	$2,040	$375,000	$50,985

Average indebtedness outstanding during the year	$190,097	$523,873	$209,480

Maximum amount outstanding during the year	$751,000	$625,006	$625,000

Average interest rate for the year	4.21%	4.87%	3.60%

Average interest rate at year-end	0.09%	4.35%	0.75%

     Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Federal funds purchased and other borrowings:
Thirty to ninety days	$47,500	$—
Over ninety days	—	2,040

Total	$47,500	$2,040

Securities sold under agreements to repurchase:
Thirty to ninety days	$—	$75,000
Over ninety days	—	300,000

Total	$—	$375,000

Commercial paper issued:
Within thirty days	$116,961	$50,985

     As of December 31, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

December 31, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)

JP Morgan Chase Bank, N.A.	$375,000	$408,650	10.98

     During the first quarter ended March 31, 2009, the Corporation cancelled $300 million of securities sold under agreement to repurchase. As a result of this early cancellation, the Corporation paid $9.6 million of penalty which was recognized as a loss included within other income in the condensed consolidated statements of income.
     The followings investments securities were sold under agreements to repurchase:

December 31, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)

Mortgage-backed securities	$408,650	$375,000	$408,650	5.12%	4.35%

9. Advances from Federal Home Loan Bank:
     Advances from Federal Home Loan Bank consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Non-callable advances at 2.77% and 2.63% average fixed rate at September 30, 2009 and December 31, 2008 , respectively, with maturities during 2009	$50,000	$310,000
Non-callable advances at 2.61% and 2.98% average fixed rate at September 30, 2009 and December 31, 2008 , respectively, with maturities during 2010	645,000	500,000
Non-callable advances at 3.85% average fixed rate at September 30, 2009 and December 31, 2008 with maturities during 2011	325,000	325,000
Non-callable advances at 4.28% average floating rate tied to 3-month LIBOR with maturities during 2009	—	50,000

	$1,020,000	$1,185,000

     The Corporation had approximately $2.0 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of September 30, 2009 and December 31, 2008.
10. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term Notes
     Term notes payable outstanding consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(1,391)	(1,848)

	$20,424	$19,967

Subordinated Capital Notes
     Subordinated capital notes consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$60,000
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	74,965	72,076
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	48,239	46,206
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	312,204	307,282
Unamortized discount	(868)	(890)

	$311,336	$306,392

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
11. Income Tax:
     A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions, including interest and penalties, is as follows:

	For the nine months ended
	September 30,	September 30,
	2009	2008
	(in thousands)

Balance at beginning of the year	$31,570	$16,507
Gross increases for tax positions of prior years	3,140	544
Gross decrease for tax positions of prior year	(653)	—
Gross increases for tax positions of current year	3,708	2,614
Release of contingencies	(7,868)	(958)

Balance at end of the year	$29,897	$18,707

     For the nine months ended September 30, 2009 and 2008, the Corporation recognized $1.6 million and $0.9 million of interest and penalties, respectively, for uncertain tax positions in accordance with provisions of SFAB ASC Topic 740. As of September 30, 2009 and December 31, 2008, the related accrued interest amounted to approximated $3.0 million and $3.7 million, respectively. As of September 30, 2009 and December 31, 2008, the Corporation had $7.2 million and $10.3 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
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
     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $18.6 million and $0.1 million, respectively, at September 30, 2009. Accordingly, deferred tax asset valuation allowances of $18.6 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at September 30, 2009.

12. Derivative Financial Instruments:
     The Corporation’s principal objective in holding interest rate swap agreements is the management of interest rate risk and changes in the fair value of assets and liabilities. The following summarizes the derivatives used by the Corporation in managing interest rate and fair values exposures:
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
As of September 30, 2009, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
			the nine months
	Notional		ended
	Value	Fair Value	September 30, 2009
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$1,074	$(4,136)
OTHER DERIVATIVES
Options	107,642	3,575	(199)
Embedded options on stock-indexed deposits	107,642	(3,575)	199
Interest rate caps	439	(10)	3
Customer interest rate caps	439	10	(3)
Customer interest rate swaps	1,749,558	136,836	(39,612)
Interest rate swaps-offsetting position of customer swaps	1,749,559	(136,730)	39,891
Interest rate swaps	—	—	(287)
Loan commitments	2,859	83	(10)

			$(4,154)

     As of December 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Gain* for the
	Notional	Fair	ended	year ended
	Value	Value	Dec. 31, 2008	Dec. 31, 2008
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,237
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	125,000	5,210	4,311	—
OTHER DERIVATIVES
Options	118,214	3,774	(18,995)	—
Embedded options on stock-indexed deposits	118,214	(3,774)	18,974	—
Interest rate caps	583	(13)	(20)	—
Customer interest rate caps	583	13	20	—
Customer interest rate swaps	1,729,209	176,447	130,778	—
Interest rate swaps-offsetting position of customer swaps	1,729,209	(176,787)	(131,991)	—
Interest rate swaps	90,000	287	821	—
Loan commitments	3,862	93	48	—

			$3,946	$1,237

*	Net of tax
     Prior to the adoption of FASB ASC Topic 825, changes in the value of the derivatives instruments qualifying as fair value hedges that have been highly effective were recognized in the current period results of operations along with the change in the value of the designated hedged item. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and fair value adjustment to the hedge item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. After adoption of FASB ASC Topic 825 for certain callable brokered certificates of deposit and subordinated capital notes, the hedge relationship was terminated, and both previously hedged items and the respective hedging derivatives are presented at fair value with changes recorded in the current period results of operations.
     The Corporation hedges certain callable brokered certificates of deposit and subordinated capital notes by using interest rate swaps. Prior to the adoption of FASB ASC Topic 825 as of January 1, 2008, these swaps were designated for hedge accounting treatment under FASB ASC Topic 815. For designated fair value hedges, the changes in the fair value of both the hedging instrument and the underlying hedged instrument were included in other income and the interest flows were included in the net interest income in the condensed consolidated statements of income. In connection with the adoption of FASB ASC Topic 825, the Corporation elected the fair value option for certain callable brokered certificates of deposit and subordinated capital notes and is no longer required to maintain hedge accounting documentation to achieve a similar financial statements outcome.
     As of September 30, 2009, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 0.79% and 6.22%, respectively. As of September 30, 2009, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $123.2 million, swapped to create a floating rate source of funds. For the nine-month periods ended September 30, 2009 and 2008, the Corporation recognized a loss of approximately $4.1 million and a gain of $3.9 million, respectively, on these economic hedges, which is included in other income in the condensed consolidated statements of income.
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
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the condensed consolidated statements of operating. For the nine-month period ended September 30, 2009, a gain of approximately $0.2 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $0.2 million was recorded on the option contracts. For the nine-month period ended September 30, 2008, a gain of approximately $6.7 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $6.7 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the nine months ended September 30, 2009 and 2008, the Corporation recognized a net gain and a net loss on these transactions of $279,000 and $628,000, respectively.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the nine months ended September 30, 2009 and 2008, the Corporation recognized a net loss of $287,000 and a net gain of $987,000, respectively, on these transactions. There were no outstanding freestanding derivatives contracts as of September 30, 2009.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to FASB ASC Topic 820 and FASB ASC Topic 815. As of September 30, 2009 and December 31, 2008, the Corporation had loan commitments outstanding for approximately $2.9 million and $3.9 million, respectively. The Corporation recognized a net loss of $10,000 for the nine months ended September 30, 2009 and a net loss of $52,000 for the nine months ended September 30, 2008 on these commitments.
     The Corporation is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is the interest rate risk. The following table presents the fair value of derivative instruments in a statement of financial position:

(Dollars in thousands)

		Assets Derivatives
		Fair Value
	Balance Sheet	as of
	Location	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other assets	$140,890	$193,312
Interest rate caps	Other assets	12	13
Options	Other assets	3,575	3,774
Loan commitment	Other assets	83	93

Total		$144,560	$197,192

		Liabilities Derivatives
		Fair Value
	Balance Sheet	as of
	Location	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other liabilities	$139,710	$187,525
Interest rate caps	Other liabilities	12	13
Options	Other liabilities	3,575	3,774
Loan commitment	Other liabilities	—	—

Total		$143,297	$191,312

The following table presents the effect of the derivative instruments on the statement of results of operations:
(Dollars in thousands)

		Gain or (Loss) recognized in
	Location of Gain or (Loss)	Income on derivatives
	recognized in Income on	for the nine months ended
	Derivatives	September 30, 2009
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Interest Income (Expense)	$4,317
Interest rate swaps	Other Income (Loss)	(3,751)
Loan commitment	Other Income (Loss)	(10)

Total		$556

Contingent Features
     Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, it would be a violation of these provisions and the counterparties to the derivative instruments could demand immediate payment or immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009 is $15.5 million, for which the Corporation has posted collateral of $9.2 million in the normal course of business.

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
     The components of net periodic cost (benefit) for the Plan for the nine-month and three-month periods ended September 30, 2009 and 2008 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Interest cost on projected benefit obligation	$1,781	$1,761	$594	$587
Expected return on assets	(1,544)	(2,019)	(515)	(673)
Net amortization	877	162	292	54

Net periodic pension cost (benefit)	$1,114	$(96)	$371	$(32)

     The expected contribution to the Plan for 2009 is $584,000.
     The components of net periodic pension cost for the Central Hispano Plan for nine-month and three-month periods ended September 30, 2009 and 2008 were as follows:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Interest cost on projected benefit obligation	$1,428	$1,383	$476	$461
Expected return on assets	(1,168)	(1,554)	(389)	(518)
Net amortization	575	375	192	125

Net periodic pension cost	$836	$204	$279	$68

     The expected contribution to the Central Hispano Plan for 2009 is $522,000.
Savings Plan
     The Corporation also sponsors three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contribution to the plans for the nine months ended September 30, 2009 and 2008, were approximately $188,000 and $425,000, respectively. Effective March 2009, the Corporation amended the plans to suspend monthly contributions.
15. Long Term Incentive Plans:
     Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Group to the participants and is classified as a liability plan. Accordingly, the Corporation accrues a liability and recognizes monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.0 million due to a favorable change in plan valuation during the nine-month period ended September 30, 2008. As options were exercised on September 30, 2008, $6.7 million was reclassified from liabilities to capital paid in excess of par value, as a capital contribution.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expiring in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $1.7 million and 1.9 million for the nine months ended September 30, 2009 and 2008, respectively.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2011. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.3 million for the nine months ended September 30, 2009.
16. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FASB ASC Topic 460, “Guarantees”, the Corporation recorded a liability of $256,000 at September 30, 2009, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified, net of the related amortization. The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FASB ASC Topic 460 is typically equal to the net present value of the future amount of premium receivable under the contract. The fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. Standby letters of credit outstanding at September 30, 2009 and December 31, 2008 had terms ranging from one month to four years. The aggregate contract amount of the standby letters of credit of approximately $39,898,000 and $95,660,000 at September 30, 2009 and December 31, 2008, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.

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
     The following present financial information of reportable segments as of and for the nine months ended September 30, 2009 and 2008. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	September 30, 2009
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$165,842	$121,160	$102,665	$19,840	$45,303	$39,198	$(41,869)	$452,139
Intersegment revenue	—	—	—	2,595	135	39,139	(41,869)	—
Interest income	134,426	115,232	100,559	14,623	2,195	35,670	(35,874)	366,831
Interest expense	14,503	40,375	22,145	25,599	740	34,853	(30,007)	108,208
Depreciation and amortization	3,348	2,019	709	672	1,132	1,632	—	9,512
Segment income (loss) before income tax	24,421	58,893	6,541	(13,737)	14,243	(54,039)	(8,461)	27,861
Segment assets	2,593,426	2,485,504	669,454	660,546	128,945	1,304,233	(1,003,477)	6,838,631

	September 30, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$235,558	$124,688	$107,674	$47,558	$57,335	$37,162	$(29,733)	$580,242
Intersegment revenue	10,181	—	—	—	508	19,044	(29,733)	—
Interest income	195,109	125,488	107,168	41,926	2,205	16,446	(27,867)	460,475
Interest expense	51,564	55,689	19,632	70,496	1,694	15,459	(22,110)	192,424
Depreciation and amortization	3,274	1,876	2,325	709	974	2,357	—	11,515
Segment income (loss) before income tax	36,417	59,139	5,650	(54,323)	19,167	(45,566)	(5,757)	14,727
Segment assets	3,876,429	2,720,289	651,586	1,168,991	139,908	633,939	(1,055,963)	8,135,179

Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	September 30,	September 30,
	2009	2008
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$454,810	$572,813
Other revenues	39,198	37,162
Elimination of intersegment revenues	(41,869)	(29,733)

Total consolidated revenues	$452,139	$580,242

Total income before tax of reportable segments	$90,361	$66,050
Loss before tax of other segments	(54,039)	(45,566)
Elimination of intersegment profits	(8,461)	(5,757)

Consolidated income before tax	$27,861	$14,727

Assets:
Total assets for reportable segments	6,537,875	$8,557,203
Assets not attributed to segments	1,304,233	633,939
Elimination of intersegment assets	(1,003,477)	(1,055,963)

Total consolidated assets	$6,838,631	$8,135,179

18. Fair Value of Financial Instruments:
     As discussed in Note 1, “Summary of Significant Accounting Policies and Other Matters” to the condensed consolidated financial statement, effective January 1, 2008, the Corporation adopted FASB ASC Topic 820, which provides a framework for measuring fair value.
     The Corporation also adopted FASB ASC Topic 825 on January 1, 2008. FASB ASC Topic 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected to adopt the fair value option for callable brokered certificates of deposits and subordinated notes on the adoption date. FASB ASC Topic 825 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.
     The following table summarizes the impact of adopting the fair value option for certain financial instruments on January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption FASB ASC Topic 825.

(Dollars in thousands)

			Opening Balance as
	Ending Balance as of		of
	December 31, 2007	Adoption Net	January 1, 2008
	(Prior to Adoption)*	Gain (Loss)	(After Adoption)

Impact of Electing the Fair Value Option under Topic 825:
Callable Brokered Certificates of Deposits	$(763,476)	$64	$(763,412)
Subordinated Capital Notes	(123,686)	5,134	(118,552)

Cumulative-effect Adjustments (pre-tax)	$(887,162)	5,198	$(881,964)

Tax Impact		(1,979)

Cumulative-effect Adjustment Increase to Retained Earmings, net of tax		$3,219

*	Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
Fair Value Hierarchy
     FASB ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Recurring Measurements
     The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at September 30, 2009 and December 31, 2008.

(Dollars in thousands)

	September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Trading Securities	$1,212	$10,216	$18,633	$30,061
Investment Securities Available for Sale	324,309	99,229	—	423,538
Derivative Assets	—	144,211	349	144,560

Total Assets reported at Fair Value	$325,521	$253,656	$18,982	$598,159

Liabilities:
Deposits (1)	$—	$12,407	$—	$12,407
Subordinated Capital Notes (2)	—	123,204	—	123,204
Derivative Liabilities	—	143,032	265	143,297

Total Liabilities reported at Fair Value	$—	$278,643	$265	$278,908

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Trading Securities	$117	$35,083	$29,519	$64,719
Investment Securities Available for Sale	171,916	630,196	—	802,112
Derivative Assets	463	195,993	736	197,192

Total Assets reported at Fair Value	$172,496	$861,272	$30,255	$1,064,023

Liabilities:
Deposits (1)	$—	$101,401	$—	$101,401
Subordinated Capital Notes (2)	—	118,282	—	118,282
Derivative Liabilities	—	190,669	643	191,312

Total Liabilities reported at Fair Value	$—	$410,352	$643	$410,995

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under FASB ASC Topic 825.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under FASB ASC Topic 825.
     Level 3 assets and liabilities were 3.2% and 0.10% of total assets reported at fair value and total liabilities reported at fair value, respectively, as of September 30, 2009 and 2.8% and 0.16% as of December 31, 2008, respectively.
     The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to September 30, 2009 and January 1, 2008 to September 30, 2008:
(Dollars in thousands)

		Net realized/unrealized
		loss included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	losses
	January 1,		Comprehensive	out of	and	September 30,	still
	2009	Earnings	Income	Level 3	settlements	2009	held (2)

Trading Securities (1)	$29,519	$(2,107)	$—	$—	$(8,779)	$18,633	$(298)
Derivatives, net	93	(9)	—	—	—	84	(10)

	$29,612	$(2,116)	$—	$—	$(8,779)	$18,717	$(308)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	gains (loss)
	January 1,		Comprehensive	out of	and	September 30,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)

Trading Securities (1)	$20,150	$1,960	$—	$—	$25,234	$47,344	$155
Derivatives, net	45	(52)	—	—	—	(7)	(7)

	$20,195	$1,908	$—	$—	$25,234	$47,337	$148

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2009 and 2008.
     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the nine-month and three-month period ended September 30, 2009 and 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of FASB ASC Topic 825.
(Dollars in thousands)

Total Gains (Losses)
For the nine months ended
	September 30, 2009		September 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(2,107)	$(9)	$1,960	$(52)

Total Gains (Losses)
For the three months ended
	September 30, 2009		September 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives

Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(904)	$(98)	$431	$64

     The table below summarizes changes in unrealized gains or losses recorded in earnings for the nine-month and three-month periods ended September 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at September 30, 2009 and 2008. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of Topic 825.

(Dollars in thousands)

Changes in Unrealized Gains (Loss)
For the nine months ended
	September 30, 2009		September 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$(298)	$(10)	$155	$(7)

Changes in Unrealized Gains (Loss)
For the three months ended
	September 30, 2009		September 30, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$80	$(98)	$123	$109

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
     Level 3 trading securities primarily include Puerto Rico Government and Agencies debt securities and fixed income closed end funds. At September 30, 2009 the majority of these instruments were valued based on dealer indicative quotes.
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
     Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of FASB ASC Topic 820, these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Corporation updated its methodology to include the impact of both counterparty and its own credit standing.
Deposits and Subordinated Capital Notes
     Under FASB ASC Topic 825, the Corporation elected to carry callable brokered certificates of deposits and subordinated notes at fair value. The fair value of callable brokered certificates of deposits, included within deposits, and subordinated capital notes is determined using discounted cash flow analyses over the full term of the instruments. The valuation uses an industry-standard model for the instruments with callable option components. The model incorporates such observable inputs as yield curves, publicly available volatilities and floating indexes and accordingly, is classified as Level 2 inputs. Effective January 1, 2008, the Corporation updated its methodology to include the impact of its own credit standing.
     Deposits, other than those recorded at fair value under FASB ASC Topic 825, are carried at historical cost.
Non-Recurring Measurements for Assets
     The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized during the six months ended September 30, 2009 and the year ended December 31, 2008.

(Dollars in thousands)

		Carrying Value as of September 30, 2009
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	Sept. 30, 2009	(Level 1)	(Level 2)	(Level 3)	Sept. 30, 2009

Loans, net(1)	$55,695	$—	$—	$55,695	$13,759
Repossesed Assets (2)	20,428	—	—	20,428	4,259

	$76,123	$—	$—	$76,123	$18,018

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	Amount represented real estate owned properties measured for impairment during the period based on the fair value of the collateral accordance with the adoption of FASB ASC Topic 820.
(Dollars in thousands)

Carrying Value as of December 31, 2008
Using
	Carriying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2008

Loans, net(1)	$59,152	$—	$—	$59,152	$18,410

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
     The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with FASB ASC Topic 815. As of September 30, 2009, these callable brokered certificates of deposits had a fair value of $12.4 million and principal balance of $12.5 million recorded in interest-bearing deposits; and subordinated capital notes had a fair value of $123.2 million and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statements of income. Electing the fair value option allows the Corporation to avoid the burden of complying with the requirements for hedge accounting under FASB ASC Topic 815 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Subsequent to the adoption of FASB ASC Topic 825, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under FASB ASC Topic 825 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
     As a result of the adoption of FASB ASC Topic 825, the Corporation elected to also apply the fair value option to new positions within the brokered certificates of deposits and subordinated capital notes.
     The following table represents changes in fair value for the nine months ended September 30, 2009 and 2008 which includes the interest expense on callable brokered certificates of deposits and interest expense on subordinated capital notes.

Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of FASB ASC Topic 825 are recorded in interest expense in the condensed consolidated statements of income based on their contractual coupons.

	For the nine months ended
	September 30, 2009
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Earnings

Callable Brokered Certificates of Deposits	$(1,798)	$719	$(1,079)
Subordinated Capital Notes	(5,831)	(4,922)	(10,753)

Total	$(7,629)	$(4,203)	$(11,832)

	For the nine months ended
	September 30, 2008
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Earnings

Callable Brokered Certificates of Deposits	$(16,336)	$(1,066)	$(17,402)
Subordinated Capital Notes	(5,831)	6,497	666

Total	$(22,167)	$5,431	$(16,736)

     The impact of changes in the Corporation’s credit risk on subordinated capital notes for the nine and three months ended September 30, 2009 and 2008 presented in the table below has been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.

For the nine months ended
	September 30, 2009			September 30, 2008
	Gain (Loss)	Gain (Loss)	Total	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(9,286)	$(1,467)	$(10,753)	$5,661	$(4,995)	$666

For the three months ended
	September 30, 2009			September 30, 2008
	Gain (Loss)	Gain (Loss)	Total	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(8,816)	$(3,071)	$(11,887)	$3,490	$(1,515)	$1,975

FASB ASC Topic 825 Disclosures about Fair Value of Financial Instruments
     The table below is a summary of fair value estimates as of September 30, 2009 and December 31, 2008, for financial instruments, as defined by FASB ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding risk characteristics of various financial instruments, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Consolidated balance sheets financial instruments:
ASSETS:
Other investment securities	$53,631	$53,631	$61,632	$61,632

Loans held for sale	$25,173	$25,559	$38,459	$38,740

Loans (1)	$5,274,012	$5,082,406	$5,929,499	$5,862,539

LIABILITIES:
Deposits — interest-bearing (2)	3,727,672	3,737,362	4,321,939	4,311,104

Securities sold under agreements to repurchase	$—	$—	$375,000	$365,314

Federal Home Loan Advances	$1,020,000	$1,035,519	$1,185,000	$1,159,619

Subordinated capital note (2)	$189,000	$197,077	$189,000	$203,516

Term notes	$21,815	$20,823	$19,967	$22,977

	September 30, 2009		December 31, 2008
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$39,898	$(256)	$95,660	$(1,102)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,237,129	$(1,237)	$1,193,875	$(1,194)

(1)	This amount does not include loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	This amount does not include callable brokered certificates of deposits of $12.4 million and $101.4 million as of September 30, 2009 and December 31, 2008, respectively, and subordinated capital notes of $123.2 million and $118.3 million as of September 30, 2009 December 31, 2008, respectively, measured at fair value under FASB ASC Topic 825.
19. Subsequent Events Reviews:
     The Corporation has evaluated all subsequent events through November 9, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp
Selected Financial Data
(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Interest income	$366,831	$460,475	$118,080	$148,011
Interest expense	108,208	192,424	30,025	55,605

Net interest income	258,623	268,051	88,055	92,406
Gain on sale of securities available for sale	9,251	5,153	—	2,279
Loss on early termination of repurchase agreements	(9,600)	—	—	—
Broker-deaker, asset management and insurance fees	45,165	58,110	13,986	16,137
Other income	40,492	56,504	7,959	17,997
Operating expenses	200,545	224,321	61,645	76,632
Provision for claim receivable	—	25,120	—	25,120
Provision for loan losses	115,525	123,650	40,689	45,560
Income tax provision	5,336	(1,349)	(2,805)	(10,331)

Net income	$22,525	$16,076	$10,471	$(8,162)

PER COMMON SHARE DATA*
Net income	$0.48	$0.34	$0.22	$(0.18)
Book value	$12.34	$11.91	$12.34	$11.91
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$—	$0.20	$—	$—
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,609,498	$6,732,106	$5,446,670	$6,485,861
Allowance for loan losses	191,374	172,764	189,333	176,267
Earning assets	6,485,761	8,262,315	6,200,156	7,849,123
Total assets	7,232,790	8,978,663	6,889,995	8,530,640
Deposits	4,755,452	5,617,668	4,507,697	5,778,670
Borrowings	1,572,764	2,499,362	1,478,364	1,905,542
Common equity	563,118	564,672	574,327	568,568
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loans losses	$5,368,639	$6,248,276	$5,368,639	$6,248,276
Allowance for loan losses	194,795	180,090	194,795	180,090
Earning assets	6,193,936	7,549,266	6,193,936	7,549,266
Total assets	6,838,631	8,135,179	6,838,631	8,135,179
Deposits	4,432,695	5,589,900	4,432,695	5,589,900
Borrowings	1,516,221	1,720,830	1,516,221	1,720,830
Common equity	575,689	555,306	575,689	555,306
Continued

Nine months ended	Three months ended
September 30,	September 30,
2009	2008	2009	2008
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	5.38%	4.40%	5.67%	4.76%
Efficiency ratio (1)	58.45%	59.21%	57.51%	59.00%
Return on average total assets (on an annualized basis)	0.42%	0.24%	0.60%	-0.38%
Return on average common equity (on an annualized basis)	5.35%	3.80%	7.23%	-5.71%
Dividend payout	0.00%	58.82%	0.00%	0.00%
Average net loans/average total deposits	117.96%	119.84%	120.83%	112.24%
Average earning assets/average total assets	89.67%	92.02%	89.99%	92.01%
Average stockholders’ equity/average assets	7.79%	6.29%	8.34%	6.67%
Fee income to average assets (annualized)	1.39%	1.37%	1.37%	1.23%
Capital:
Tier I capital to risk-adjusted assets	10.11%	8.65%	10.11%	8.65%
Total capital to risk-adjusted assets	15.10%	11.84%	15.10%	11.84%
Leverage Ratio	7.46%	6.05%	7.46%	6.05%
Asset quality:
Non-performing loans to total loans	4.53%	3.26%	4.53%	3.26%
Annualized net charge-offs to average loans	2.60%	2.14%	2.75%	3.13%
Allowance for loan losses to period-end loans	3.50%	2.80%	3.50%	2.80%
Allowance for loan losses to non-performing loans	77.37%	85.91%	77.37%	85.91%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	74.26%	80.69%	74.26%	80.69%
Non-performing assets to total assets	4.17%	2.81%	4.17%	2.81%
Recoveries to charge-offs	3.60%	2.56%	3.58%	1.87%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.64	x	1.19	x	1.59	x	0.05	x
Including interest on deposits	1.25	x	1.08	x	1.24	x	0.67	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,333,000	$13,957,000	$13,333,000	$13,957,000
Bank branches	54	57	54	57
Consumer Finance branches	60	68	60	68

Total Branches	114	125	114	125
ATMs	148	162	148	162
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses less provision for claim receivable divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities available for sale, gain on equity securities and loss on early termination of repurchase agreements.

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

Overview of Results of Operations for the Nine-Month and Three-Month Periods Ended September 30, 2009 and 2008
     Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary (‘SSC”), Santander Financial Services, Inc. (“SFS”), Santander Insurance Agency, Inc. (“SIA”) and Island Insurance Corporation (“IIC”).
     For the nine-month and three-month periods ended September 30, 2009 and 2008, net income and other selected financial information, as reported are the following:

	Nine months ended		Three months ended
($ in thousands, except earnings per share)	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
Net income	$22,525	$16,076	$10,471	$(8,162)
EPS	$0.48	$0.34	$0.22	$(0.18)
ROA	0.42%	0.24%	0.60%	(0.38)%
ROE	5.35%	3.80%	7.23%	(5.71)%
Efficiency Ratio (*)	58.45%	59.21%	57.51%	59.00%

(*)	Operating expenses less provision for claim receivable divided by net interest income on a tax equivalent basis plus other income ecluding a gain on sale of securities available for sale, gain on equity securities and loss on early termination of repurchase agreements
Overview of Financial Results for the Nine-Month and Three-Month Periods Ended September 30, 2009 and 2008
     The Corporation’s financial results for the nine-month and three-month periods ended September 30, 2009 were impacted by the following:
(i)	The Corporation experienced an improvement of 98 basis points in net interest margin, on a tax equivalent basis, to 5.38% for the nine months ended September 30, 2009 from 4.40% for the same period in 2008. Also, there was an improvement of 91 basis points in net interest margin, on a tax equivalent basis, to 5.67% for the three months ended September 30, 2009 from 4.76% for the same period in 2008;

(ii)	The provision for loan losses decreased $8.1 million or 6.6% and $4.9 million or 10.7% for the nine-month and three month periods ended September 30, 2009 compared to the same period in 2008, respectively. The provision for loan losses represented 102.6% and 111.9% of the net charge-offs for the nine months ended September 30, 2009 and 2008, respectively and 104.1% and 87.0% of the net charge-offs for the three months ended September 30, 2009 and 2008, respectively;

(iii)	The allowance for loan losses of $194.8 million as of September 30, 2009 represented 3.5% of total loans and 77.4% of non-performing loans and 258.1% of non-performing loans excluding loans secured by real estate. As of December 31, 2008 and September 30, 2008, the allowance for loan losses was $191.9 million and $180.1 million, respectively, represented 3.1% and 2.8% of total loans, and 90.2% and 85.9% of non-performing loans and 225.1% and 216.2% of non-performing loans excluding loans secured by real estate, respectively;

(iv)	Non-interest income decreased $34.5 million or 28.8% for the nine months ended September 30, 2009 as compared to the same period in 2008. Non-interest income was impacted principally by: (i) a gain of $9.3 million on investment securities available for sale partially offset by a loss of $9.6 million on the early termination of a repurchase agreements, compared with a gain of $5.2 million for the same period in the prior year ; (ii) a decrease in broker-dealer, asset management and insurance fees of $12.9 million;(iii) a gain of $3.3 million on the sale of a portion of the Corporation’s investment in Visa, Inc. during the third quarter of 2009 compared with a gain of $8.6 million during the first quarter 2008 in connection with Visa’s initial public offering;(iv) a loss of $8.4 million on derivatives and other financial instruments compared with a gain of $6.2 million for the same period in prior year, and (v) an unfavorable valuation adjustment of $7.0 million for loans held for sale recorded during 2008. For the quarter ended September 30, 2009, non-interest income decreased $14.5 million when compared with the quarter ended September 30, 2008, impacted principally by: (i) a $2.3 million decrease in gain on investment securities available for sale; (ii) a loss of $9.3 million on derivatives and other financial instruments for the quarter ended September 30, 2009 compared with a gain of $5.0 million for the same period in prior year; (iii) a gain of $3.3 million on the sale of part of the investment in Visa, Inc., (iv) an unfavorable valuation adjustment of $2.9 million for loans held for sale recorded during 2008 and (v) a decrease in broker-dealer, asset management and insurance fees of $2.2 million.

(v)	Operating expenses reflected a decrease of $48.9 million or 19.6% for the nine months ended September 30, 2009 when compared to the same period in the prior year. This decrease was affected principally by: (i) $19.6 million decrease in salaries and other employee benefits partially offset by increases of 4.0 million in incentive stock plan expense and $2.2 million in expense from loan origination cost being deferred; (ii) a provision for claim receivable of $25.1 million from Lehman Brother Inc (LBI) recognized during the third quarter of 2008; (iii) $4.7 million decrease in professional fees; (iv) decreases of $2.6 million in business promotion , $1.7 million in occupancy cost, $1.4 million in EDP and technical services and amortization and $1.3 million in repossessed expenses, (v) partially offset by $5.9 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005. For the quarter ended September 30, 2009, operating expenses decreased $40.1 million or 39.4% when compared with the same quarter in 2008, impacted principally by: (i) decrease of $7.6 million in salaries and other employee benefits partially offset by $0.5 million incentive stock plan expense; (ii) a provision for claim receivable of $25.1 million from LBI in 2008; (iii) decreases of $3.1 million in decrease in professional fees, $0.8 million in occupancy cost and 0.7 million in business promotion.

(vi)	During 2009, the Corporation sold certain loans, including some classified as impaired, to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans by net book value was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on these transactions.

(vii)	The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2009 and 2008 was 58.45% and 59.21%, respectively, reflecting an improvement of 76 basis points. The Efficiency Ratio, on a tax equivalent basis, for the three months ended September 30, 2009 and 2008 was 57.51% and 59.00%, respectively, reflecting an improvement of 149 basis points.
Net Interest Income
     The Corporation’s net interest income for the nine months ended September 30, 2009 and 2008 was $258.6 million and $268.1 million, respectively. The $9.4 million or 3.5% decrease was mainly due to decreases of $68.2 million, $21.3 million and $3.8 million in interest income on loans, investment securities and federal funds sold, respectively. These decreases reflected the impact of the sale of commercial, construction and mortgage loans to an affiliate and the sale of investment securities available for sale resulting in the decrease of interest income and the decline in the average volume of these portfolios. Offsetting the decrease in net interest income was the $48.7 million decrease in interest expense on deposits and $36.8 million decrease on other borrowings when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities was 2.57% for the nine months ended September 30, 2009, reflecting a 92 basis points decrease from 3.49% for the same period in 2008. This was influenced by the reduction in federal funds rates made by the Federal Reserve (“FED”) from 2.0% in September 30, 2008 to between 0% and 0.25% at September 30, 2009 and management’s actions to lower the rates on certain deposits. The average yield on interest-earning assets reflected an increase of 10 basis points to reach 7.61% in the nine months ended September 30, 2009 compared with 7.51% for the same period in the prior year.
     The Corporation’s net interest income for the three months ended September 30, 2009 decreased $4.4 million or 4.7% when compared to the same quarter in 2008. The $4.4 million decrease was principally due to a reduction in interest income on loans of $21.4 million and reduction in interest income on investment securities of $7.3 million. This decline can be attributed to the decrease in volume as the result of the sale of loans and investment securities and the decline in market rates. Offsetting the reduction in interest income was a $25.6 million decrease in interest expense mainly due to $18.8 million decrease in interest expense on deposits and $7.2 million decrease on other borrowings for the quarter ended September 30, 2009 when compared with the same period in prior year. The average cost of funds on interest-bearing liabilities experienced a decrease of 93 basis points from 3.17% for the three-month period ended September 30, 2008 to 2.24% for the same period in 2009. This was influenced by the reduction in federal funds rates made by the FED and management actions to lower the rates on certain deposits. The average yield on interest-earning assets remained basically flat to reach 7.59% in the quarter ended September 30, 2009.
     The tables on page 54 and 55, Year to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis and Quarter to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the nine-month periods and quarters ended September 30, 2009 and 2008. The table on Interest Variance Analysis — Tax Equivalent Basis on page 53, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for the nine-month and three-month periods ended September 30, 2009 compared with the same periods of 2008.
     To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $2.1 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. For the quarters ended September 30, 2009 and 2008, the tax equivalent adjustments were $0.5 million and $1.4 million, respectively.
     The following table sets forth the principal components of the Corporation’s net interest income for the nine-month and three-month periods ended September 30, 2009 and 2008.

	Nine months ended		Quarter ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
	(Dollars in thousands)		(Dollars in thousands)
Interest income — tax equivalent basis	$368,973	$464,379	$118,599	$149,441
Interest expense	108,208	192,424	30,025	55,605

Net interest income — tax equivalent basis	$260,765	$271,955	$88,574	$93,836

Net interest margin — tax equivalent basis (1)	5.38%	4.40%	5.67%	4.76%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the nine-month period ended September 30, 2009, net interest margin, on a tax equivalent basis, was 5.38% compared to net interest margin, on a tax equivalent basis, of 4.40% for the same period in 2008. The 98 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a decrease in the cost of average interest-bearing liabilities of 92 basis points resulting in a decrease of $84.2 million in interest expense. The reduction of $84.2 million or 43.8% in interest expense was principally due to the significant reductions of 96 basis points in the cost of funds of average interest-bearing deposits from 3.22% for the nine months ended September 30, 2008 to 2.26% for the nine months ended September 30, 2009 reflecting the Federal Reserve’s interest rate cuts. The yield on the average interest-earning assets reflected an increase of 10 basis points from 7.51% to 7.61% for the nine months ended September 30, 2008 and 2009, respectively, principally due to a change in the mix of the assets portfolios, which also was affected for the reduction of average volume in portfolios.
     For the three-month period ended September 30, 2009, net interest margin, on a tax equivalent basis, was 5.67% compared to net interest margin, on a tax equivalent basis, of 4.76% for the same period in 2008. The 91 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a decrease in the cost of average interest-bearing liabilities of 93 basis points resulting in a decrease of $25.6 million or 46.0% in interest expense. The reduction in interest expense was principally due to the significant reductions of 101 basis points in the cost of funds of average interest-bearing deposits from 2.92% for the three months ended September 30, 2008 to 1.91% for the three months ended

September 30, 2009. The average yield on interest-earning assets remained basically flat to reach 7.59% in the quarter ended September 30, 2009.
     For the nine-month period ended September 30, 2009, the average interest-earning assets decreased $1.8 billion or 21.5% when compared with figures reported at September 30, 2008. This decrease was mainly due to a decrease of $1.1 billion in average net loans mainly due to the sale of commercial and construction loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations. The decrease in average net loans was comprised of the following items:
(i)	a decrease in the average commercial and construction loans of $443.5 million or 17.8% and $315.7 million or 74.2%, respectively, for the nine months ended September 30, 2009 when compared with the same period in 2008, which considers the effect of the sale of loans to an affiliate and net repayments during the period;

(ii)	a decrease of $167.1 million or 6.2% in average mortgage loans mainly due to a $143.9 million decrease in mortgage loans originations;

(iii)	a decrease in average consumer loans (including consumer finance) of $147.8 million or 12.1% which comprised $106.0 million and $41.7 million decreases in average personal loans and consumer finance, respectively;

(iv)	a decrease in average leasing portfolio of $29.9 million or 37.4% since the Corporation has strategically reduced this line of lending;

(v)	an increase in the average allowance for loan losses of $18.6 million when compared with figures reported in 2008.
     Also, there was a decrease of $631.7 million or 50.5% in average investment securities mainly due to a sale of investment securities available for sale of $441.0 million during the first quarter of 2009 and $346.7 million during 2008.
     The average interest-bearing liabilities decreased $1.7 billion or 23.6% for the nine-month period ended September 30, 2009 driven by a decrease in average borrowings of $926.6 million when compared to the nine-month period ended September 30, 2008. The decrease in average interest-bearing liabilities was composed of:
(i)	a reduction in average securities sold under agreements to repurchase of $471.1 million mainly caused by the cancellation of $200 million of securities sold under agreements to repurchase with Lehman Brothers Inc. (“LBI”) as result of the bankruptcy of its parent, Lehman Brothers Holding Inc. (“LBHI”) during 2008 and the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009;

(ii)	a decrease in average federal funds and other borrowings of $247.8 million mainly due to the repayment of the outstanding indebtedness incurred under a bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during 2008;

(iii)	reductions of $180.7 million in average commercial paper ;

(iv)	a decrease in average Federal Home Loan Bank Advances (“FHLB”) of $85.7 million for the nine months ended September 30, 2009 compared with the same period in 2008;

(v)	a decrease of $810 million in average total interest bearing deposits comprised of $853.5 million decrease in average brokered deposits and $42.6 million decrease in average other time deposits offset by an increase of $86.1 million average savings and NOW accounts.

(vi)	partially offset by an increase of $58.1 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate;
     For the three-month period ended September 30, 2009, the average interest-earning assets decreased $1.6 billion or 21.1% when compared with the same period in prior year. This decrease was mainly due to a decrease of $1.0 billion in average net loans mainly due to the sale of commercial and construction loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations and a decrease of $538.1 million or 49.0% in average investment securities. The decrease in average net loans was comprised of the following items:

(i)	a decrease in the average commercial and construction loans of $366.6 million or 15.5% and $276.9 million or 76.7%, respectively, for the three months ended September 30, 2009 when compared with the same period in 2008, which considers the effect of the sale of loans to an affiliate and net repayments during the period;

(ii)	a decrease of $194.6 million or 7.3% in average mortgage loans, mainly due to a $44.9 million decrease in mortgage loans originations and $151.5 million in repayments net of loans sold for the period;

(iii)	a decrease in average consumer loans (including consumer finance) of $159.5 million or 13.3% principally due to $121.3 million and $38.2 million decreases in average personal and consumer finance loans, respectively.

(iv)	a decrease in average leasing portfolio of $28.5 million or 39.5% for the three-month periods ended September 30, 2009, compared with the same periods in 2008, since the Corporation has strategically reduced this line of lending;

(v)	an increase in the average allowance for loan losses of $13.1 million when compared with figures reported in 2008.
     There was a decrease of $538.1 million or 49.0% in average investment securities mainly due to a sale of investment securities available for sale of $441.0 million during the first quarter of 2009 and $346.7 million during 2008. Also there was a decrease in average interest-bearing deposits of $71.7 million or 27.1%.
     The decrease in average interest-bearing liabilities of $1.7 billion or 23.8% for the three-month period ended September 30, 2009, was driven by a decrease in average interest-bearing deposits and average borrowings of $1.2 billion and $0.5 billion, respectively, when compared to the three-month period ended September 30, 2008. The decrease in average interest-bearing liabilities was composed of:
(i)	a decrease of $1.2 million in average total interest bearing deposits comprised of decreases of $1.0 billion and $311.2 million decrease in average brokered deposits and average other time deposits, respectively, offset by increases of $91.2 million in average savings and NOW accounts;

(ii)	a reduction in average securities sold under agreements to repurchase of $550.2 million mainly caused by the cancellation of $200 million of securities sold under agreements to repurchase with LBI as result of the bankruptcy of its parent, LBHI during 2008 and the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009.

(iii)	an increase of $43.9 million in average commercial paper ;

(iv)	an increase in average FHLB of $13.3 million for the three months ended September 30, 2009 compared with the same period in 2008;

(v)	an increase in average federal funds and other borrowings of $3.1 million;

(vi)	an increase of $62.1 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate;
     The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the nine-month and three-month periods ended September 30, 2009, compared to the nine-month and three-month periods ended September 30, 2008, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

INTEREST VARIANCE ANALYSIS
on a Tax Equivalent Basis

	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009
	Compared to the Nine Months			Compared to the Three Months
	Ended September 30, 2008			Ended September 30, 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(2,106)	$(1,733)	$(3,839)	$(591)	$(525)	$(1,116)
Time deposits with other banks	819	(1,136)	(317)	161	(246)	(85)
Investment securities	(19,173)	(2,743)	(21,916)	(4,796)	(3,082)	(7,878)
Loans	(70,018)	684	(69,334)	(21,801)	38	(21,763)

Total interest income, on a tax equivalent basis	(90,478)	(4,928)	(95,406)	(27,027)	(3,815)	(30,842)

Interest expense:
Savings and NOW accounts	1,302	(13,248)	(11,946)	393	(4,275)	(3,882)
Other time deposits	(22,792)	(13,942)	(36,734)	(10,213)	(4,730)	(14,943)
Borrowings	(24,167)	(12,637)	(36,804)	(3,880)	(3,303)	(7,183)
Long-term borrowings	2,172	(904)	1,268	734	(306)	428

Total interest expense	(43,485)	(40,731)	(84,216)	(12,966)	(12,614)	(25,580)

Net interest income, on a tax equivalent basis	$(46,993)	$35,803	$(11,190)	$(14,061)	$8,799	$(5,262)

     The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the nine-month and three-month periods ended September 30, 2009 and 2008.

SANTANDER BANCORP
YEAR TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2009			September 30, 2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$242,567	$433	0.24%	$49,840	$750	2.01%
Federal funds sold and securities purchased under agreements to resell	14,834	58	0.52%	229,758	3,897	2.27%

Total interest bearing deposits	257,401	491	0.26%	279,598	4,647	2.22%

U.S.Treasury securities	119,512	650	0.73%	45,955	981	2.85%
Obligations of other U.S.government agencies and corporations	58,094	1,398	3.22%	506,839	13,000	3.43%
Obligations of government of Puerto Rico and political subdivisions	159,406	7,750	6.50%	100,500	4,283	5.69%
Corporate bonds	72,034	963	1.79%	—	—
Collateralized mortgage obligations and mortgage backed securities	153,653	5,861	5.10%	529,362	18,780	4.74%
Other	56,163	1,979	4.71%	67,955	3,473	6.83%

Total investment securities	618,862	18,601	4.02%	1,250,611	40,517	4.33%

Loans:
Commercial	2,049,106	70,796	4.62%	2,492,613	105,940	5.68%
Construction	109,477	2,389	2.92%	425,152	13,787	4.33%
Consumer	518,230	61,331	15.82%	624,355	65,153	13.94%
Consumer Finance	559,522	99,207	23.71%	601,212	106,620	23.69%
Mortgage	2,514,429	113,680	6.03%	2,681,527	123,763	6.15%
Lease financing	50,108	2,478	6.61%	80,011	3,952	6.60%

Gross loans	5,800,872	349,881	8.06%	6,904,870	419,215	8.11%
Allowance for loan losses	(191,374)			(172,764)

Loans, net	5,609,498	349,881	8.34%	6,732,106	419,215	8.32%
Total interest earning assets/ interest income (on a tax equivalent basis)	6,485,761	368,973	7.61%	8,262,315	464,379	7.51%

Total non-interest earning assests	747,029			716,348

Total assets	$7,232,790			$8,978,663

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,776,330	$14,852	1.12%	$1,690,276	$26,798	2.12%
Other time deposits	1,647,187	38,201	3.10%	1,689,747	40,095	3.17%
Brokered deposits	637,915	15,670	3.28%	1,491,372	50,510	4.52%

Total interest bearing deposits	4,061,432	68,723	2.26%	4,871,395	117,403	3.22%
Federal funds purchased and other borrowings	5,605	9	0.21%	253,441	7,849	4.14%
Securities sold under agreements to repurchase	102,747	3,396	4.42%	573,860	21,290	4.96%
Federal Home Loan advances	1,055,256	23,916	3.03%	1,140,916	28,164	3.30%
Commercial paper	85,089	450	0.71%	265,748	7,272	3.66%
Term Notes	20,201	471	3.12%	19,599	472	3.22%
Subordinated Notes	303,866	11,243	4.95%	245,798	9,974	5.42%

Total interest bearing liabilities/interest expense	5,634,196	108,208	2.57%	7,370,757	192,424	3.49%

Total non-interest bearing liabilities	1,035,476			1,043,234

Total liabilities	6,669,672			8,413,991

Stockholders’ Equity	563,118			564,672

Total liabilities and stockholders’ equity	$7,232,790			$8,978,663

Net interest income, on a tax equivalent basis		$260,765			$271,955

Net interest spread			5.04%			4.02%
Cost of funding earning assets			2.23%			3.11%
Net interest margin, on a tax equivalent basis			5.38%			4.40%

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	September 30, 2009			September 30, 2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
Interest bearing deposits	$177,277	$89	0.20%	$49,071	$174	1.41%
Federal funds sold and securities purchased under agreements to resell	16,132	15	0.37%	216,062	1,131	2.08%

Total interest bearing deposits	193,409	104	0.21%	265,133	1,305	1.96%

U.S.Treasury securities	175,126	346	0.78%	33,033	123	1.48%
Obligations of other U.S.government agencies and corporations	35,736	189	2.10%	396,693	3,557	3.57%
Obligations of government of Puerto Rico and political subdivisions	127,710	2,013	6.25%	99,538	1,428	5.71%
Corporate bonds	141,534	657	1.84%	—	—	—
Collateralized mortgage obligations and mortgage backed securities	24,395	278	4.52%	513,567	6,098	4.72%
Other	55,576	749	5.35%	55,298	904	6.50%

Total investment securities	560,077	4,232	3.00%	1,098,129	12,110	4.39%

Loans:
Commercial	2,002,758	23,221	4.60%	2,369,368	32,687	5.49%
Construction	84,257	627	2.95%	361,139	3,551	3.91%
Consumer	487,368	19,251	15.67%	608,694	22,137	14.47%
Consumer Finance	556,049	33,287	23.75%	594,260	35,523	23.78%
Mortgage	2,461,913	37,168	6.04%	2,656,530	40,949	6.17%
Lease financing	43,658	709	6.44%	72,137	1,179	6.50%

Gross loans	5,636,003	114,263	8.04%	6,662,128	136,026	8.12%
Allowance for loan losses	(189,333)			(176,267)

Loans, net	5,446,670	114,263	8.32%	6,485,861	136,026	8.34%
Total interest earning assets/ interest income (on a tax equivalent basis)	6,200,156	118,599	7.59%	7,849,123	149,441	7.57%

Total non-interest earning assests	689,838			681,517

Total assets	$6,889,994			$8,530,640

Liabilities and stockholders’ equity:
Savings and NOW accounts	$1,818,030	$3,934	0.86%	$1,726,829	$7,816	1.80%
Other time deposits	1,596,022	11,562	2.87%	1,907,268	14,136	2.95%
Brokered deposits	417,397	2,914	2.77%	1,431,987	15,283	4.25%

Total interest bearing deposits	3,831,449	18,410	1.91%	5,066,084	37,235	2.92%
Federal funds purchased and other borrowings	14,660	9	0.24%	11,519	203	7.01%
Securities sold under agreements to repurchase	—	—	0.00%	550,167	6,781	4.90%
Federal Home Loan advances	1,051,576	7,758	2.93%	1,038,325	7,785	2.98%
Commercial paper	86,288	127	0.58%	42,374	308	2.89%
Term Notes	20,353	160	3.12%	19,747	163	3.28%
Subordinated Notes	305,487	3,561	4.62%	243,410	3,130	5.12%

Total interest bearing liabilities/interest expense	5,309,813	30,025	2.24%	6,971,626	55,605	3.17%

Total non-interest bearing liabilities	1,005,854			990,446

Total liabilities	6,315,667			7,962,072

Stockholders’ Equity	574,327			568,568

Total liabilities and stockholders’ equity	$6,889,994			$8,530,640

Net interest income, on a tax equivalent basis		$88,574			$93,836

Net interest spread			5.35%			4.40%
Cost of funding earning assets			1.92%			2.82%
Net interest margin, on a tax equivalent basis			5.67%			4.76%

Provision for Loan Losses
     The Corporation’s provision for loan losses decreased $8.1 million or 6.6% to reach $115.5 million for the nine-month period ended September 30, 2009. For the quarter ended September 30, 2009, the provision for loan losses was $40.7 million, reflecting a decrease of $4.9 million when compared with quarter ended September 30, 2008. These reductions in provision for loan losses was mainly due to the sale of certain loans including some classified as impaired to an affiliate during the year.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)

Bank service fees on deposit accounts	$9,458	$10,015	$3,003	$3,094
Other service fees:
Credit card and payment processing fees	6,832	6,142	2,350	2,014
Mortgage servicing fees	3,044	2,561	1,033	859
Trust fees	812	1,235	261	411
Confirming advances fees	1,629	5,110	403	1,120
Other fees	8,322	8,681	2,696	2,722

Total fee income	30,097	33,744	9,746	10,220
Broker/dealer, asset management, and insurance fees	45,165	58,110	13,986	16,137
Gain on sale of securities available for sale	9,251	5,153	—	2,279
Gain on sale of loans	3,820	3,004	1,019	737
Trading gains	1,541	2,798	138	804
Gain (loss) on derivatives and other financial instruments	(8,356)	6,224	(9,267)	5,029
Other (losses) gains, net	(2,796)	5,375	4,281	(731)
Other	6,586	5,359	2,042	1,938

	$85,308	$119,767	$21,945	$36,413

     The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the nine months ended		For the three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)		(In thousands)
Broker-dealer	$23,673	$31,604	$6,447	$7,427
Asset management	18,800	20,038	6,396	6,757

Total Santander Securities	42,473	51,642	12,843	14,184
Insurance	2,692	6,468	1,143	1,953

Total	$45,165	$58,110	$13,986	$16,137

     For the nine-month period ended September 30, 2009, other income reflected a decrease of 34.5 million or 28.8% when compared to $119.8 million for the same period in 2008. The changes in other income for the nine-month period ended September 30, 2009 as compared with the same period in prior year was follows:
(i)	Broker-dealer, asset management and insurance fees reflected a decrease of $12.9 million due to decreases in broker-dealer and asset management fees of $9.2 million and a decrease of $3.8 million in insurance fees due to a reduction in credit life commissions generated from the Bank and Island Finance operations. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 52.9% and 48.5% to the Corporation’s other income for the nine-month period ended September 30, 2009, respectively.

(ii)	There was an increase in gain on sale of securities available for sale of $4.1 million. During the first quarter of 2009, the Corporation sold $441 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million, included in other gains (losses), on the early termination of repurchase agreements that were funding the securities sold. During 2008, the Corporation sold $346.7 million of investment securities available for sale resulting in a gain of $5.2 million.

(iii)	The Corporation recognized a gain of $3.3 million on the sale of part of the investment in Visa, Inc. compared with a gain of $8.6 million during 2008 in connection with Visa’s initial public offering recognize through earnings and included within other gains (losses).

(iv)	A loss of $8.4 million on derivatives and other financial instruments during 2009 compared with a gain of $6.2 million for the same period in prior year mostly resulting from the credit risk component incorporated into the fair value calculation of a subordinated notes and brokered deposits.

(v)	An unfavorable valuation adjustment of $7.0 million for loans held for sale was recorded through earnings and included within other gains (losses) during 2008 offset by an amortization of $0.5 million of previously recorded unrealized losses on loans reclassified to held to maturity recognized during 2009.
     For the quarter ended September 30, 2009, a decrease of $14.5 million was reported reaching $21.9 million when compared to $36.4 million for the same period in 2008. The changes in other income for the three-month period ended September 30, 2009 as compared with the same period in prior year was follows:
(i)	Broker-dealer, asset management and insurance fees decreased of $2.2 million due to decreases in broker-dealer and asset management fees of $1.3 million and a decrease of $0.8 million in insurance fees. The broker-dealer, asset management and insurance operations contributed 48.5% to the Corporation’s other income for the quarter ended September 30, 2009 and 44.3% for the same period in prior year.

(ii)	There was a decrease of $2.3 million in gain on sale of investment available for sale for the quarter ended September 30, 2009.

(iii)	The Corporation recognized a gain of $3.3 million on the sale of part of the investment in Visa, Inc. recognized through earnings and included within other gains (losses) in the third quarter of 2009 in connection with Visa’s initial public offering during 2008.

(iv)	The Corporation reported a loss on derivatives and other financial instruments of $9.3 million for the quarter ended September 30, 2009 compared with a gain of $5.0 million reported for the quarter ended September 30, 2008.

(v)	An unfavorable valuation adjustment of $2.9 million for loans held for sale was recorded through earnings and included within other gains (losses) during the quarter ended September 30, 2008.

OPERATING EXPENSES
     The following table presents the detail of other operating expenses for the periods indicated:
Operating Expenses

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)

Salaries	$44,833	$54,784	$14,933	$19,938
Share based compensation (benefit)	1,973	(2,059)	517	35
Pension and other benefits	36,958	46,573	10,729	13,297
Expenses deferred as loan origination costs	(4,251)	(6,415)	(1,546)	(1,898)

Total personnel costs	79,513	92,883	24,633	31,372

Occupancy costs	18,976	20,631	6,597	7,409

Equipment expenses	3,032	3,340	988	1,087

EDP servicing expense, amortization and technical services	29,782	31,208	9,760	10,147

Communication expenses	6,988	7,724	2,193	2,544

Business promotion	2,794	5,438	926	1,652

Provision for claim receivable	—	25,120	—	25,120

Other taxes	9,895	10,150	3,179	3,394

Other operating expenses:
Professional fees	10,828	15,550	3,216	6,328
Amortization of intangibles	2,137	2,264	671	779
Printing and supplies	1,050	1,360	354	438
Credit card expenses	4,709	3,411	1,534	1,192
Insurance	1,687	2,792	576	868
Examinations and FDIC assessment	10,286	4,431	1,879	1,454
Transportation and travel	1,362	1,972	426	566
Repossessed assets provision and expenses	3,270	4,579	1,695	1,996
Collections and related legal costs	1,477	1,027	588	365
All other	12,759	15,561	2,430	5,041

Other operating expenses	49,565	52,947	13,369	19,027

Non-personnel expenses	121,032	156,558	37,012	70,380

Total Operating expenses	$200,545	$249,441	$61,645	$101,752

     The Corporation’s operating expenses reflected a decrease of $48.9 million or 19.6% to reach $200.5 million for the nine-month periods ended September 30, 2009 when compared with the nine-month period ended September 30, 2008. The major variances in operating expenses are described below:
(i)	a decrease in net salaries and other employee benefits of $13.4 million principally attributed to $10.0 million decrease in salaries and $9.6 million decrease in other employee benefits (which comprised principally a $6.7 million decrease in bonuses and commissions) partially offset by increases of 4.0 million in incentive stock plan expense and $2.2 million expense of loan origination cost being deferred;

(ii)	a provision for claim receivable of $25.1 million recognized during the third quarter of 2008 which represent the excess of the value of the securities held by LBI over the amount owned by the Corporation under the securities sold under agreement to repurchase;

(iii)	a $4.7 million decrease in professional fees due to a decrease in consulting fees related to the review of certain operational procedures during 2008;

(iv)	decreases of $2.6 million in business promotion , $1.7 million in occupancy cost, $1.4 million in EDP and technical services and $1.3 million in repossessed expenses;

(v)	partially offset by $5.9 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information and special assessment of 5 basis points, and no more than 10 basis points, of insured depository institutions assets minus Tier 1 capital.
     For the three-month period ended September 30, 2009 operating expense decreased $40.1 million or 39.4% when compared with the same period in 2008. The variances in operating expenses are described below:
(i)	a decrease net salaries and other employee benefits of $6.7 mainly due to decreases in salaries of $5.0 million and a decrease of $2.6 million in other employee benefit (which comprised a reduction of $1.4 million in bonuses and commissions), partially offset by an increase of $0.5 million in stock incentive plans;

(ii)	a provision for claim receivable of $25.1 million recognized during the third quarter of 2008 which represent the excess of the value of the securities held by LBI over the amount owned by the Corporation under the securities sold under agreement to repurchase;

(iii)	decreases of $3.1 million in professional fees, $0.8 million in occupancy expense and $0.7 million in business promotions.
     The Efficiency Ratio, on a tax equivalent basis, for the nine months ended September 30, 2009 and 2008 was 58.45% and 59.21%, respectively, reflecting an improvement of 76 basis points. The Efficiency Ratio, on a tax equivalent basis, for the three months ended September 30, 2009 and 2008 was 57.51% and 59.00%, respectively, reflecting an increase of 149 basis points.
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
     This law, also, includes a temporary 5% special income tax applicable to Puerto Rico international banking entities, or IBEs, such as Santander International Bank (SIB), which, before this law, was exempt from taxation under Puerto Rico law. This special income tax shall be applicable for taxable years 2009, 2010 and 2011
     The Corporation adopted the provisions under FASB ASC Topic 740, “Income Tax”. These provisions clarify the accounting for uncertainty of income tax recognized in a enterprise’s financial statements in accordance with FASB ASC Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $18.6 million and $0.1 million, respectively, at September 30, 2009. Accordingly, deferred tax asset valuation allowances of $18.6 million and $0.1 million for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded at September 30, 2009.
     The income tax provision increased $6.7 million to reach $5.3 million for the nine-month period ended September 30, 2009 compared to an income tax benefit of $1.3 million for the same period in 2008. For the quarter ended September 30, 2009, the benefit for income tax amounted $2.8 million reflecting an increase of $7.5 million from a $10.3 million of income tax benefit for the quarter ended September 30, 2008. This increase in the provision for income tax resulted from a higher taxable income in 2009 compared with the same period in 2008 and 5% additional surcharge imposed for a temporary three-year period commencing in taxable year 2009 and ending in taxable year 2011.
Financial Position — September 30, 2009
Assets
     The Corporation’s assets reached $6.8 billion as of September 30, 2009, a $1.1 billion or 13.4% decrease compared to total assets of $7.9 billion at December 31, 2008 and a $1.3 billion or 15.9% decrease compared to total assets of $8.1 billion at September 30, 2008. The reduction of $1.1 billion, for the nine-month period ended September 30, 2009, on Corporation’s total assets was driven by decreases of $599.3 million in net loan portfolio and $342.4 million in investment securities available for sale mainly due to a sale of $441.0 million investment securities during the first quarter of 2009. Also, there was a decrease of $94.8 million in cash and cash equivalents. The reduction of $1.3 billion compared to September 30, 2008 balances was principally due to a $879.6 million decrease in net loan portfolio and $378.6 million decrease in investment securities available for sale due to the sale of investment securities of $441.0 million during the first quarter of 2009.
     The composition of the loan portfolio, including loans held for sale, was as follows:

	Sept. 30,	Dec. 31,	Sept. 09/Dec. 08	Sept. 30,	Sept. 09/Sept. 08
	2009	2008	Variance	2008	Variance
	(In thousands)

Commercial and industrial	$1,965,867	$2,164,786	$(198,919)	$2,291,376	$(325,509)
Construction	83,096	194,026	(110,930)	241,669	(158,573)
Mortgage	2,442,049	2,595,588	(153,539)	2,639,940	(197,891)
Consumer	473,341	566,589	(93,248)	595,569	(122,228)
Consumer Finance	558,283	578,243	(19,960)	591,435	(33,152)
Leasing	40,798	60,615	(19,817)	68,377	(27,579)

Gross Loans	5,563,434	6,159,847	(596,413)	6,428,366	(864,932)
Allowance for loan losses	(194,795)	(191,889)	(2,906)	(180,090)	(14,705)

Net Loans	$5,368,639	$5,967,958	$(599,319)	$6,248,276	$(879,637)

     The net loan portfolio, including loans held for sale, reflected a decrease of $599.3 million or 10.0%, reaching $5.4 billion at September 30, 2009, compared to the figures reported as of December 31, 2008, and a decrease of $879.6 million or 14.1%, when compared to September 30, 2008. The commercial and industrial and construction loans portfolios decreased $198.9 million and $110.9 million, respectively, when compared to the December 31, 2008 balances. The reduction in these portfolios was basically due to the sale to an affiliate of $131.2 million of commercial and industrial and construction loans, including some classified as impaired, and $178.7 million of repayments, net of originations for the nine months ended September 30, 2009. Compared with September 30, 2008 balances, the commercial and construction loans portfolios reflected decreases of $325.5 million and $158.6 million, respectively, due to $242.2 million loans sold to an affiliate and $241.9 million of repayments, net of originations.
     The mortgage portfolio reflected a decrease of $153.5 million, or 5.9%, and $197.9 million, or 7.5%, decreases compared to December 31, 2008 and September 30, 2008 balances. Residential mortgage loan origination for the nine months ended September 30, 2009 was $150.4 million, $143.9 million or 48.9% less than the $294.3 million originated during the same period in 2008.
     Also, the Corporation reported a decrease in consumer loans (including consumer finance) of $113.2 million or 9.9% when compared with December 31, 2008 balances and $155.4 million or 13.1% when compared with September 30, 2008 balances. The leasing portfolio reflected decreases of $19.8 million and $27.6 million when compared with December 31, 2008 and September 30, 2008, respectively, reflecting the Corporation’s strategy to reduce this line of lending.
     For the nine months ended September 30, 2009, the Corporation sold loans, including certain impaired loans, to an affiliate with a net book value of $142.0 million which comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans.
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
     The determination of the allowance for loan losses is one of the most complex and critical accounting estimates the Corporation’s management makes. The allowance for loan losses is composed of three different components. An asset-specific reserve based on the provisions of accounting standard FASB ASC Topic 310 “Receivables” (as amended), an expected loss estimate based on the provisions of FASB ASC Topic 450 “Contingencies”, and an unallocated reserve based on the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance.
     Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant accounting standard Topic 310. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral. The fair value of the collateral is determined by external valuation specialists and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures.
     A reserve for expected losses is determined under the provisions of FASB ASC Topic 450 for all loans not evaluated individually for impairment. Effective July 1, 2009, the Corporation revised its quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios. Through the end of the second quarter ended June 30, 2009, the Corporation’s quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios was based on a historical loss rate analysis, which relied on historical loss experience over a defined period for pools of loans with common characteristics. The revised quantitative methodology is based on a migration analysis/roll rate and considers both historical loss rates and loss rates based on the likelihood of credit deterioration (expectation of current loans becoming delinquent in monthly increments until they default and are charged-off). The loss factor estimated based on this methodology may be adjusted to incorporate seasonality attributes as well as to reflect recent economic or business trends that may affect the collectability of the portfolio. The loss factor is then applied to the outstanding portfolio at period end to estimate the amount of expected charge offs and the provision for loan losses required to support an adequate allowance for loan losses. The Corporation’s decision to revise and improve its methodology was made after a thorough evaluation of the reliability of the revised methodology including a back testing analysis. Management believes that the revised quantitative methodology provides a more reliable estimate of probable losses on its existing consumer and consumer finance portfolios. The application of this revised methodology for the quarter ended September 30, 2009 resulted in a provision for loan losses on consumer and consumer finance loans which is $305,000 lower than the amount that would have been determined under the previous quantitative method. The positive effect on earnings per share for the quarter ended September 30, 2009 was less than $.01.
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

ALLOWANCE FOR LOAN LOSSES

	For the nine month ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Balance at beginning of period	$191,889	$166,952	$193,186	$186,889
Provision for loan losses	115,525	123,650	40,689	45,560

	307,414	290,602	233,875	232,449

Losses charged to the allowance:
Commercial and industrial	18,568	10,589	10,225	6,439
Construction	2,254	28,128	—	22,770
Mortgage	6,498	64	945	—
Consumer	40,642	30,370	13,241	10,395
Consumer finance	47,533	42,764	15,734	13,306
Leasing	1,334	1,497	386	447

	116,829	113,412	40,531	53,357

Recoveries:
Commercial and industrial	1,870	501	697	208
Construction	23	—	—	—
Mortgage	2	—
Consumer	991	887	220	308
Consumer finance	1,028	1,179	389	400
Leasing	296	333	145	82

	4,210	2,900	1,451	998

Net loans charged-off	112,619	110,512	39,080	52,359

Balance at end of period	$194,795	$180,090	$194,795	$180,090

Ratios:
Allowance for loan losses to period-end loans	3.50%	2.80%	3.50%	2.80%
Recoveries to charge-offs	3.60%	2.56%	3.58%	1.87%
Annualized net charge-offs to average loans	2.60%	2.14%	2.75%	3.13%
     The Corporation’s allowance for loan losses was $194.8 million or 3.50% of period-end loans at September 30, 2009, a 70 basis point increase compared to $180.1 million, or 2.80% of period-end loans at September 30, 2008. The $194.8 million in the allowance for loan losses is comprised of $128.9 million related to the Bank and $65.9 million related to Island Finance entity, with a provision for loan losses of $72.3 million and $43.3 million for each respective segment for the nine months ended September 30, 2009. At September 30, 2008, the composition of the allowance for loan losses of $180.1 million was comprised of $110.5 million related to the Bank and $69.6 million related to Island Finance entity, with a provision for loan losses of $80.9 million and $42.8 million for the same period for each respective entities.
     The 70 basis points increment in the ratio of allowance for loan losses to period-end loan for the nine months ended September 30, 2009 as compared with the same period in 2008 was driven by $42.1 million increase in non-performing loans which amounted $251.8 million as of September 30, 2009 versus $209.6 million as of September 30, 2008. The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. On a quarterly basis, the Corporation reviews and evaluates historical loss experience by loan type, quantitative factors (historical net charge-offs, statistical loss estimates, etc.) as well as qualitative factors (current economics conditions, portfolio composition, delinquency trends, industry concentrations, etc.).
     The ratio of the allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 74.3%, 84.8% and 80.7% at September 30, 2009, December 30, 2008 and September 30, 2008, respectively. Excluding non-performing mortgage loans this ratio was 226.5% at September 30, 2009 compared to 186.0% at September 30, 2008 and 194.4% at December 31, 2008.

     The annualized ratio of net charge-offs to average loans for the nine-month period ended September 30, 2009 was 2.60%, increasing 46 basis points from 2.14% for the same period in 2008. This change was due to an increment in net charge-offs of $2.1 million during the nine months ended September 30, 2009 when compared with the same period in 2008 combined with a decrease in average gross loans of $1.1 billion for the nine months ended September 30, 2009 compared with the same period in 2008.
     At September 30, 2009, impaired loans (loans evaluated individually for impairment) and related allowance amounted to approximately $145.8 million and $23.1 million, respectively. At December 31, 2008 impaired loans and related allowance amounted to $100.9 million and $18.4 million, respectively.
     Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
     As of September 30, 2009, the Corporation’s total non-performing loans (excluding other real estate owned) reached $251.8 million or 4.53% of total loans from $212.7 million or 3.45% of total loans as of December 31, 2008 and from $209.6 million or 3.26% of total loans as of September 30, 2008. The Corporation’s non-performing loans reflected an increase of $42.1 million or 20.1% compared to non-performing loans as of September 30, 2008 and an increase of $39.1 million or 18.4% compared to non-performing loans as of December 31, 2008. The $42.1 million increase in non-performing loans was principally to $46.6 million increase in non-performing residential mortgage loans and $5.8 million increase in non-performing consumer loans (including consumer finance). These increases were offset by decreases of $7.5 million and $2.3 million in non-performing commercial and construction loans, respectively, when compared to September 30, 2008. Compared to December 31, 2008, the increase of $39.1 million was composed mainly of $45.1 million and $5.2 million increases in non-performing residential mortgage loans and consumer loans (including consumer finance) partially offset by $7.5 million decrease in non-performing construction loans and $3.8 million in non-performing commercial loans.
     The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.
Non-performing Assets and Past Due Loans

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in thousands)

Commercial and Industrial	$26,801	$30,564	$34,299
Construction	6,383	13,856	8,904
Mortgage	161,523	116,473	114,923
Consumer	10,067	13,479	13,122
Consumer Finance	44,102	35,508	35,248
Leasing	2,055	2,493	2,786
Restructured Loans	843	341	346

Total non-performing loans	251,774	212,714	209,628
Repossessed Assets	33,161	22,306	18,908

Total non-performing assets	$284,935	$235,020	$228,536

Accruing loans past-due 90 days or more	$10,536	$13,462	$13,551

Non-Performing loans to total loans	4.53%	3.45%	3.26%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	4.71%	3.67%	3.47%
Non-Performing assets to total assets	4.17%	2.97%	2.81%

Liabilities
     The Corporation’s total liabilities reached $6.3 billion as of September 30, 2009, reflecting a decrease of $1.1 billion or 14.7% compared to December 31, 2008. This reduction in total liabilities was principally due to a decrease in total deposits of $582.2 million or 11.6% to $4.4 billion balance reported as of September 30, 2009 and a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $423.2 million or 21.8% as of September 30, 2009 from $1.9 billion at December 31, 2008.
     Total deposits of $4.4 billion as of September 30, 2009 were composed of $0.4 billion in brokered deposits and $4.0 billion of customer deposits. Compared to December 31, 2008, brokered deposits reflected a decrease of $583.1 million or 59.9% and customer deposits reflected an increase of $0.9 million s of September 30, 2009. Total deposits reflected a decrease of $1.2 billion compared with $5.6 billion as of September 30, 2008 which comprised decreases of $0.7 billion and $0.5 billion in brokered deposits and customer deposits, respectively.
     Total borrowings at September 30, 2009 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $423.2 million or 21.8% and 204.6 million or 11.9% compared to borrowings at December 31, 2008 and September 30, 2008, respectively. The $423.2 million reduction was mainly due to the cancellation of $375 million in securities sold under agreements to repurchase, $165.0 million decrease in federal home loan bank advances partially offset by an increase of $66.0 million in commercial paper issued and $45.5 million in federal funds purchased. The $204.6 million reduction compared with September 30, 2008 balances was mainly due to the cancellation of $375 million in securities sold under agreements to repurchase and $15.0 million decrease in federal funds purchased partially offset by $71.2 million, $67.1 million and $46.5 million increases in subordinated notes, commercial paper issued and federal funds purchased, respectively.
     On September 24, 2009, Santander BanCorp and Santander Financial Services, Inc., entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico. Under the Loan Agreement, the Bank advanced $190 million and $440 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2008 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
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
     Stockholders’ equity was $575.7 million, or 8.4% of total assets at September 30, 2009, compared to $551.6 million or 7.0% of total assets at December 31, 2008. The $24.0 million increase in stockholders’ equity was composed of net income of $22.5 million, an increase in minimum pension benefit of $3.6 million and stock incentive plan expense recognized as capital contribution of $1.1 million during the nine-month period ended September 30, 2009. These changes were offset an increase in accumulated other comprehensive loss of $3.2 million related unrealized gains on investment securities available for sale.
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
     During the nine months ended September 30, 2009 and 2008, the Corporation did not repurchase any shares of common stock. As of September 30, 2009, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
     The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
     Up to September 30, 2009, the 3ndquarter of 2009, the Corporation’s stock price traded consistently below (from $5.18 to $10.80) the book value per share of $12.34 as of September 30, 2009. This is mainly attributed to the current condition of the worldwide and Puerto Rico economy which has affected the stock market, where all stocks and specially the ones in the financial sector both in Puerto Rico and the United States have experienced a depression in price. Also, the Corporation’s stock experienced a limited float, due to 91% were owned by Santander SA. These situations impact a relatively small changes or trends in volume triggers a significant impact in the share price.
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
     At September 30, 2009 the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios at September 30, 2009 were 10.11% and 15.10%, respectively, and the leverage ratio was 7.46%.
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
Derivative Financial Instruments:
     The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 12 and 18 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of September 30, 2009 and December 31, 2008.
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
     Economic Undesignated Hedges:
     The following table summarizes the derivative contracts designated as economic undesignated hedges as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009
	Notional
(In thousands)	Amounts	Fair Value	Loss
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$1,074	$(4,136)

Totals	$125,000	$1,074	$(4,136)

	December 31, 2008
	Notional
(In thousands)	Amounts	Fair Value	Gain
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$5,210	$4,311

Totals	$125,000	$5,210	$4,311

*	Net of tax.
     The Corporation adopted the accounting standard FASB ASC Topic 825 effective January 1, 2008 which permit the measurement of selected financial instruments at fair value. The Corporation elected to account at fair value certain of its brokered deposits and subordinated capital notes that were previously designated for fair value hedge accounting in accordance with FASB ASC Topic 815. The selected financial instruments are reported at fair value with changes in fair value reported in condensed consolidated statements of income.
     As of September 30, 2009 and December 31, 2008, the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 0.79% and 6.22% as of September 30, 2009 and 3.24% and 6.22% as of December 31, 2008, respectively.
     The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economic variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. As of September 30, 2009 and December 31, 2008, the Corporation has $1.1 million and $5.2 million, respectively, in fair value of these economic undesignated hedges.
     Derivative instruments not designated as hedging instruments:
     Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,499,117	$106	$(8)
Interest Rate Caps	878	—	—
Other	2,859	83	(10)
Equity Derivatives	215,284	—	—

Totals	$3,718,138	$189	$(18)

	December 31, 2008
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,548,418	$(53)	$(392)
Interest Rate Caps	1,166	—	—
Other	3,862	93	48
Equity Derivatives	236,428	—	(21)

Totals	$3,789,874	$40	$(365)

*	The notional amount represents the gross sum of long and short.

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

     The following table provides the composition of the Corporation’s loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	($ in thousands)

Commercial and industrial	$1,967,172	$2,165,613

Consumer — banking operations	472,844	565,833

Consumer Finance:
Consumer Installment Loans	540,907	686,277
Mortgage Loans	287,364	310,642

	828,271	996,919

Leasing	42,859	64,065

Construction	83,313	194,596

Mortgage Loans	2,413,572	2,553,328

Sub-total	5,808,031	6,540,354

Unearned income and deferred fees/cost:
Banking operations	219	(290)
Consumer finance	(269,989)	(418,676)

Allowance for loans losses:
Banking operations	(128,871)	(122,761)
Consumer finance	(65,924)	(69,128)

	$5,343,466	$5,929,499

     The Corporation’s gross loan portfolio as of September 30, 2009 and December 31, 2008 amounted to $5.8 billion and $6.5 billion respectively, which represented 93.7% and 90.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of September 30, 2009 and December 31, 2008, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
     As of September 30, 2009 and December 31, 2008, the Corporation had over 318,000 consumer loan customers each and over 8,000 and 7,000 commercial loan customers, respectively, As of such dates, the Corporation had 38 and 50 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $12.0 and $31.3 million in cross-border loans as of September 30, 2009 and December 31, 2008, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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
     The Corporation’s underwriting policies take into consideration the worsening macroeconomic conditions in PR. The implementation of more tight underwriting standards to reduce the exposure of risks, has contributed to a significant reduction of mortgage loans originations, and to improve the credit quality of our portfolio. These underwriting criteria reflect the Corporation’s effort to minimize the impact of the local recession on its overall loan portfolio, including its mortgage business and protect the value of its franchise from the higher risk levels caused by declining assets quality.
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

	September 30, 2009
	First	Second	Total	Vintage	Non-performing	% of
	mortgage	mortgage	Mortgage	% of total	loans	total loans
			(Dollars in thousands)

Vintage:
2009	$32,358	$235	$32,593	1%	$—	0.00%
2008	104,289	2,078	106,367	4%	1,371	1.29%
2007	254,402	2,196	256,598	11%	10,969	4.27%
2006	538,310	3,966	542,276	22%	41,069	7.57%
2005	553,228	534	553,762	23%	36,535	6.60%
2004 and earlier	920,146	1,830	921,976	39%	44,928	4.87%

Sub- Total	$2,402,733	$10,839	$2,413,572	100%	$134,872	5.59%

	December 31, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
				(Dollars in thousands)

Vintage:
2008	$106,836	$2,359	$—	$—	$109,195	4%	$638	0.58%
2007	269,220	2,546		—	271,766	11%	5,701	2.10%
2006	578,086	4,319	31	157	582,593	23%	32,198	5.53%
2005	604,142	636	—	—	604,778	24%	24,251	4.01%
2004	439,674	487		—	440,161	17%	16,256	3.69%
2003 and earlier	543,044	1,578	55	158	544,835	21%	22,953	4.21%

Sub- Total	$2,541,002	$11,925	$86	$315	$2,553,328	100%	$101,997	3.99%

     The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 59% and 44% of the total mortgage originations for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 41% for the nine-month period ended September 30, 2009 and 55% of the total originated mortgage portfolio for the year ended December 31, 2008. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 42% and 39% of total gross loans at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the first mortgage portfolio totaled approximately $2.4 billion while the second mortgage portfolio was approximately $10.8 million for both periods from banking operations.
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
     The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	September 30, 2009
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)

Vintage:
2009	$9,543	$95	$—	$9,638	6%	$—	0.00%
2008	29,244	407	—	29,651	18%	2,076	7.00%
2007	25,613	1,067	1,084	27,764	17%	2,253	8.11%
2006	12,805	918	21,178	34,901	22%	4,367	12.51%
2005	11,278	1,124	17,731	30,133	19%	3,041	10.09%
2004 and earlier	22,422	6,524	—	28,946	18%	3,971	13.72%

Total	$110,905	$10,135	$39,993	$161,033	100%	$15,708	9.75%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)

Vintage:
2008	$31,441	$696	$—	$32,137	19%	$262	0.82%
2007	28,323	1,498	1,246	31,067	19%	572	1.84%
2006	13,409	1,281	22,355	37,045	21%	3,196	8.63%
2005	12,208	1,219	19,953	33,380	20%	3,014	9.03%
2004	11,524	3,108	—	14,632	9%	1,776	12.14%
2003 and earlier	13,129	6,185	—	19,314	12%	2,160	11.18%

Total	$110,034	$13,987	$43,554	$167,575	100%	$10,980	6.55%

*	Net of unearned finance charges and deferred income/cost
     The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,). The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at September 30, 2009 and December 31, 2008.

	September 30, 2009
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)

Mortgage Loan Portfolio:
Banking Operations	$1,529,773	72%	$270,392	70%	$613,407	73%	$2,413,572	72%
Consumer Finance	68,641	66%	39,278	67%	53,114	65%	161,033	64%

	$1,598,414		$309,670		$666,521		$2,574,605

Consumer Installment Loans*:
Banking Operations	$303,590	n/a	$56,367	n/a	$112,887	n/a	$472,844	n/a
Consumer Finance	181,603	n/a	111,920	n/a	103,400	n/a	396,923	n/a

	$485,193		$168,287		$216,287		$869,767

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)

Mortgage Loan Portfolio:
Banking Operations	$1,984,652	80%	$308,690	81%	$259,986	76%	$2,553,328	80%
Consumer Finance	65,516	61%	41,652	62%	60,407	61%	167,575	61%

	$2,050,168		$350,342		$320,393		$2,720,903

Consumer Installment Loans*:
Banking Operations	$427,056	n/a	$59,070	n/a	$79,707	n/a	$565,833	n/a
Consumer Finance	176,334	n/a	119,492	n/a	114,842	n/a	410,668	n/a

	$603,390		$178,562		$194,549		$976,501

*	Net of unearned finance charges and deferred income/cost
     At September 30, 2009, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $613.4 million and $53 million for banking operations and consumer finance business, respectively, a 25% and 33% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of September 30, 2009 includes $2.7 million or 1.0% of originated loans during the year for banking operations and $1.9 million or 3.6% for consumer finance portfolio. At December 31, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $260 million and $60 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2008 includes $5.3 million or 1.5% of originated loans during the year for banking operations and $7.9 million or 13% for consumer finance portfolio.
     The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of September 30, 2009 and December 31, 2008 was 676 and 706, respectively and an average LTV of 72% as compared to 80% as of December 31, 2008. For its consumer finance business residential mortgages, average FICO score, as of September 30, 2009 and December 31, 2008 was 642 and 648, respectively and an average LTV of 66% as of September 30, 2009 as compared to 61% as of December 31, 2008. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
     Residential mortgage loan origination for banking operations was $150.4 million for the nine months ended September 30, 2009, $345.7 million for the year ended December 31, 2008 and $294.3 million for the nine months ended September 30, 2008. The Corporation sold and securitized $143.8 million, $213.4 million and $160.8 million for the nine months ended September 30, 2009, the year ended December 31, 2008 and nine months ended September 30, 2008, respectively, to third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $7.5 million and $18.8 million of near prime or “Band C” loans for the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively.
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
Asset and Liability Management
     The Corporation’s policy with respect to asset liability management is to maximize its net interest income, return on assets and return on equity while remaining within the established parameters of interest rate and liquidity risks provided by the Board of Directors and the relevant regulatory authorities. Subject to these constraints, the Corporation takes mismatched interest rate positions. The Corporation’s asset and liability management policies are developed and implemented by its Asset and Liability Committee (“ALCO”), which is composed of senior members of the Corporation including the President and Chief Executive Officer, Chief Accounting Officer, Treasurer and other executive officers of the Corporation. The ALCO reports on a monthly basis to the members of the Bank’s Board of Directors.
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
     The Corporation’s one-year cumulative GAP position at September 30, 2009, was negative $658.6 million or -10.3% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
     The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
     The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at September 30, 2009 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

SANTANDER BANCORP
MATURING GAP ANALYSIS
As of SEPTEMBER 30, 2009

						More	No
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	than	Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$10,073	$104,501	$271,896	$23,353	$9,785	$—	$87,622	$507,230
Deposits in Other Banks	258,759	—	—	—	—	—	59,308	318,067
Loan Portfolio
Commercial	1,117,441	180,870	228,389	170,181	127,611	66,982	115,190	2,006,664
Construction	49,716	11,912	10,127	2,086	3,898	1,967	3,390	83,096
Consumer	320,199	190,029	316,343	167,269	27,761	14	10,009	1,031,624
Mortgage	104,886	276,003	538,766	439,380	806,532	160,544	115,938	2,442,049
Fixed and Other Assets	—	—	—	—	—	—	449,901	449,901

Total Assets	$1,861,074	$763,315	$1,365,521	$802,269	$975,587	$229,507	$841,358	$6,838,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$117,000	$—	$—	$—	$—	$—	$(39)	$116,961
Repurchase Agreements	—	—	—	—	—	—	—	—
Federal Funds Purchased and Other Borrowings	97,500	445,000	525,000	—	—	—	—	1,067,500
Deposits
Certificates of Deposit	754,899	929,406	143,522	28,275	—	12,489	44	1,868,635
Demand Deposits and Savings Accounts	103,461	38,918	333,805	97,228	119,125	—	—	692,537
Transactional Accounts	301,261	365,497	553,930	80,983	569,852	—	—	1,871,523
Term and Subordinated Debt	—	4,815	15,569	75,000	172,336	60,000	4,040	331,760
Other Liabilities and Capital	—	—	—	—	—	—	889,715	889,715

Total Liabilities and Capital	$1,374,121	$1,783,636	$1,571,826	$281,486	$861,313	$72,489	$893,760	$6,838,631

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,718,975	$72,338	$2,323	$111,630	$1,557,851	$36,000	$—	$3,499,117
Interest Rate Swaps (Liabilities)	1,854,256	62,338	2,151	36,521	1,507,851	36,000	—	3,499,117
Caps	879	235	643	—	—	—	—	1,757
Caps Final Maturity	879	235	643	—	—	—	—	1,757

GAP	$351,672	$(1,010,321)	$(206,133)	$595,892	$164,274	$157,018	$(52,402)	$—

Cumulative GAP	$351,672	$(658,649)	$(864,782)	$(268,890)	$(104,616)	$52,402	$—	$—

Cumulative interest rate gap to earning assets	5.50%	-10.31%	-13.54%	-4.21%	-1.64%	0.82%
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
     As of September 30, 2009, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $4.4 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $27.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $38.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $115.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of September 30, 2009.
NET INTEREST MARGIN SHOCK REPORT
September 30, 2009

(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$370.1	$402.0	$402.4	$399.5	$397.7	$395.1	$388.6
Sensitivity	$(29.4)	$2.5	$2.9		$(1.8)	$(4.4)	$(10.9)
MARKET VALUE SHOCK REPORT
September 30, 2009

(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Market Value of Equity	$771.7	$804.6	$796.1	$773.7	$771.9	$735.6	$703.5
Sensitivity	$(2.0)	$30.9	$22.4		$(1.8)	$(38.1)	$(70.2)
     As of September 30, 2009 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of September 30, 2009, the Corporation had $1.5 billion in unsecured lines of credit ($649.2 million available) and $3.7 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
     On September 24, 2009, Santander BanCorp and Santander Financial Services, Inc., entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico. Under the Loan Agreement, the Bank advanced $190 million and $440 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2008 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
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
     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of September 30, 2009, the Corporation had a liquidity ratio of 11.70%. At September 30, 2009, the Corporation had total available liquid assets of $767.4 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 — OTHER INFORMATION
     None

ITEM 6 — EXHIBITS

Exhibit No.	Description	Reference
(3.1)	Amendment to the Articles of Incorporation	Exhibit 3.1 10-Q-06/30/09
(10.0)	Code of Ethics	Exhibit 8-K-04/01/09
(10.1)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 8K-09/30/09
(12)	Computation of Ratio of Earnings to Fixed Charges	Exihbit 12
(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER BANCORP Name of Registrant
Dated: November 9, 2009	By:	/s/ Juan Moreno
President and Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Roberto Jara
Executive Vice President and
Chief Accounting Officer