Form 10-K
period 2009-12-31
SANTANDER BANCORP
filed 2010-03-05
CIK 1099958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2009
Commission File: 001-15849
SANTANDER BANCORP
(Exact name of Corporation as specified in its charter)
Incorporated in the Commonwealth of Puerto Rico
I.R.S. Employer Identification No. 66-0573723
B7 Tabonuco Street, 18th Floor, San Patricio,
Guaynabo, Puerto Rico 00968-3028
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 31, 2009 the Corporation had 46,639,104 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $53,868,504 based upon the reported closing price of $12.28 on the New York Stock Exchange on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders of the Corporation to be held on or about April 26, 2010, are incorporated herein by reference to Item 10 through 14 of Part III.

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
Banco Santander, S.A., (SAN.MC, STD.N), (‘Santander Group”) is a retail and commercial bank, based in Spain, with presence in 10 main markets. At the end of 2009, Santander was the largest bank in the euro zone by market capitalization and third in the world by profit. Founded in 1857, Santander had EUR 1,245 billion in managed funds at the end of 2009. After the acquisition of Sovereign Bancorp in the U.S. during January 2009, Santander has 90 million customers, 13,660 branches -more than any other international bank- and 170,000 employees. It is the largest financial group in Spain and Latin America, with leading positions in the United Kingdom and Portugal and a broad presence in Europe through its Santander Consumer Finance arm. In 2009, Santander registered €8,943 million in net attributable profit.
The Corporation offers a full range of financial services through its subsidiaries Banco Santander Puerto Rico, including mortgage banking, Santander Securities Corporation, Santander Insurance Agency, Inc., Santander International Bank of Puerto Rico, Inc., Santander Asset Management Corporation, Santander Financial Services, Island Insurance Corporation, currently inactive, and Santander PR Capital Trust I. As of December 31, 2009, the Corporation had, on a consolidated basis, total assets of $6.8 billion, total net loans of $5.3 billion, total deposits of $4.4 billion and stockholder’s equity of $595.9 million. The Corporation also had $13.5 billion of customer financial assets under management.
Banco Santander Puerto Rico
The Corporation’s main subsidiary, Banco Santander Puerto Rico, is one of the Island’s largest financial institutions (based on number of branches and customer deposits as reported with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico) with a network of 54 branches and 145 ATMs, representing one of the largest branch franchises in Puerto Rico. As of December 31, 2009, the Bank had total assets of approximately $6.6 billion, total deposits of $4.5 billion and stockholders’ equity of $641.4 million.
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
Santander Securities Corporation
Santander Securities Corporation (“Santander Securities”) is the second largest securities broker-dealer (based on broker-dealer customer assets and mutual funds managed as reported with the SEC and the Office of the Commissioner of Financial Institutions of Puerto Rico) in Puerto Rico with approximately $9.4 billion in assets under management, composed of over $5.5 billion in customer assets at the retail broker-dealer and $3.9 billion in managed gross assets and institutional accounts at its wholly owned subsidiary, Santander Asset Management. Santander Securities has three offices islandwide and an office in Miami, Fl.

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
Santander Financial Services, Inc.
Santander Financial Services, Inc. (“Santander Financial Services” or “Island Finance”) is the largest consumer finance company in Puerto Rico (as reported with the Office of the Commissioner of Financial Institutions). Island Finance is a well established consumer finance business in Puerto Rico. The brand has operated in Puerto Rico for over 40 years, is one of the most recognized brand names in consumer finance and commands a 43% market share as of September 30, 2009 (as reported with the Office of the Commissioner of Financial Institutions). The acquisition of Island Finance in 2006 boosted the Corporation’s business footprint by adding 60 consumer retail branches and close to 123,000 clients. Santander Financial Services, Inc. through, Island Finance provides mainly consumer loans and real estate-secured loans to customers.
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
Mortgage Banking. Through Santander Mortgage Corporation up to December 31, 2007 and as a Bank’s division thereafter, this business segment, the fifth largest mortgage loan originator (based on information on mortgage production obtained from the Office of the Commissioner of Financial Institutions of Puerto Rico) and servicer in Puerto Rico, originates, sells, and services a variety of residential mortgage loans. Total mortgage loan originations amounted to $195.5 million in 2009, the mortgage loan portfolio reached $2.4 billion by year-end and the mortgage servicing portfolio consisted of $1.4 billion serviced for other institutions.
Consumer Finance. The Island Finance operation provides consumer loans and real estate-secured loans through its 60 consumer retail branches in Puerto Rico. Island Finance provides lending to near prime or “Band C” borrowers (individuals with Fair Isaac Corporation (“Fico Scores”) of 620 or less among other factors), which represent approximately of 27.5% of total loan portfolio.
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
The principal offices of the Corporation are located at B7 Tabonuco Street, 18th Floor, San Patricio, Guaynabo, Puerto Rico, and the main telephone number is (787) 777-4100. The Corporation’s Internet web site is http://www.santandernet.com.
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
The Bank is a member of the FHLB of New York. As such, the Bank is required to own capital stock in that FHLB in an amount equal to the greater of: (i) 1.0% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or (ii) 5.0% of its FHLB outstanding advances or borrowings. At December 31, 2009, the Bank met the required investment in FHLB stock, holding $55.4 million in capital stock of the FHLB of New York. All loans, advances and other extensions of credit made by the FHLB of New York to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the FHLB capital stock owned by the Bank.
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
Capital Requirements
The Federal Reserve has adopted capital risked-based guidelines to evaluate the capital adequacy of bank holding companies. Under these guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and commercial loans. These risks weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The Federal Reserve capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8.0% of total risk-adjusted assets, with at least 4.0% consisting of Tier I or core capital and the rest consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock, subject to limitations on the kind and amount of such perpetual preferred stock which may be included as Tier I capital, less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, generally allowances for loan losses. Total capital is the sum of Tier I and Tier II capital. As of December 31, 2009, the Corporation’s Tier I risk-based capital ratio was 10.6% and our total risk-based capital ratio was 15.55%.
In addition to the risk-based capital guidelines, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total consolidated assets of 3.0%. Total consolidated assets for purposes of this calculation do not include goodwill and any other intangible assets and investments that the Federal Reserve determines should be deducted from Tier I capital. Certain top-rated bank holding companies without supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth may maintain a minimum leverage capital ratio of 3.0%. Other bank holding companies are required to maintain a leverage capital ratio of at least 4.0%. As of December 31, 2009, the Corporation’s leverage capital ratio was 7.98%.
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
At December 31, 2009, the Bank met the capital requirements of a well capitalized institution.
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
On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. On September 9, 2009, the FDIC Board of Directors approved a rule to finalize: (1) the deposit insurance coverage regulations to reflect the extension of the temporary increase in the standard maximum deposit insurance amount (SMDIA) to $250,000 through December 31, 2013.
The deposits of Banco Santander are insured up to the applicable limits by the DIF of the FDIC and are subject to the deposit insurance assessments to maintain the DIF. Banco Santander Puerto Rico paid $7.2 million of regular insurance premium to the FDIC during 2009.
Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007, the FDIC imposes insurance premium based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risk they pose. The new FDIC risk-based assessment system imposes premium based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets-capital level, supervisory rating, weighted average CAMELS component rating, and certain financial ratios; and for banks with $10 billion up to $30 billion in assets-capital level, supervisory rating, weighted average CAMELS component rating, certain financial ratios and (if at least one is available) long-term debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets- capital level, supervisory rating, weighted average CAMELS component rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC subsequently adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and set initial premiums that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cent per $100 of domestic deposits for banks in the highest risk category. This assessment system resulted in a 2008 annual assessment rate on the deposits of Banco Santander of 7 cents per $100 of deposits. Effective January 1, 2009, FDIC increased assessment rates uniformly by 7 basis points (annual rate) for the first quarter 2009 assessment period only. Annual rates applicable to the first quarter 2009 assessments, which would was collected at the end of June 2009, are based on: (i) risk category I: 12 — 14 basis points; (ii) risk category II: 17 basis points; (iii) risk category III: 35 basis points; and (iv) risk category IV: 50 basis points.
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
On May 22, 2009, the Board of Directors of the FDIC adopted a final rule to impose an emergency special assessment of 5 cents per $100 based on factors such as capital level, supervisory rating, certain financial ratios and risk information on each insured depository institution assets minus Tier 1 capital as of June 30, 2009. The amount of special assessment for any institution will no exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009. The Corporation paid $3.2 million of this emergency special assessment.
The FDIC amended its regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 31, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of estimating an institution’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that an institution prepaid on December 31, 2009, the institution’s assessment rate was its total base assessment rate in effect on September 30, 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. Again, for purposes of calculating the amount that an institution prepaid on December 30, 2009, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.
As of December 31, 2009, the Corporation had a prepaid of $25.8 of estimated quarterly risk-based deposit insurance assessment. Events during the prepayment period, such as slower deposit growth or changes in CAMELS ratings, may cause an institution’s actual assessments to differ from the pre-paid amount. Assessment billing will account for events that occur during the prepayment period and may result in an institution either paying assessments in cash before the prepayment period has concluded or ultimately receiving a rebate of unused amounts.
The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the fourth quarter of 2009 was $1.06 per $100 of DIF-assessable deposits. As of December 31, 2009, the Bank had a DIF deposit assessment base of approximately $4.5 billion.
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
Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% the sum of: (i) paid-in capital; (ii) reserve fund of the commercial bank; and (iii) any other components that the Commissioner may determine from time to time. As of December 31, 2009, the legal lending limit for the Bank under this provision was approximately $66.2 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the sum of the Bank’s paid-in capital, reserve fund, retained earnings and any such other components approved by the Commissioner. If the bank is well capitalized and had been rated 1 in the last examination performed by the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the prior authorization of the Commissioner. There are no restrictions under Section 17 of the Banking Law on the amount of loans which are wholly secured by bonds, securities and other evidences of indebtedness of the Governments of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of authorities, instrumentalities or dependencies of the Commonwealth of Puerto Rico or its municipalities.
Section 17 of the Banking Law also prohibits banks from making loans secured by their own stock, and from purchasing their own stock in connection therewith, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by a bank must be sold by it in a public or private sale within one year from the date of purchase.
Section 27 of the Banking Law requires that at least 10% of the yearly net income of the Bank be credited annually to a reserve fund until the amount deposited to the credit of the reserve fund is equal to the total paid-in capital on common and preferred stock of the Bank. As of December 31, 2009, the Bank transfer $2.6 million to Reserve Fund.
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
Santander Securities is subject to the net capital rule of the Exchange Act, which specify minimum net capital requirements for registered broker-dealers. The net capital requirements are designed to ensure that broker-dealers maintain regulatory capital in relation to their liabilities and the size of their customer business. If Santander Securities fails to maintain its minimum required net capital, it would be required to cease executing customer transactions until it came back into compliance. This could result in Santander Securities losing its FINRA membership, its registration with the SEC, or require a complete liquidation. As of December 31, 2009, Santander Securities was in compliance with the required net capital under the rule.
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
Island Insurance Corporation is licensed as an insurance company with the Insurance Commissioner. Island Insurance Corporation is subject to regulation, examination and supervision by the Insurance Commissioner. As of December 31, 2009, this corporation was inactive.
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
Employees
As of December 31, 2009, the Corporation and its subsidiaries have approximately 1,764 employees. None of its employees are represented by a collective bargaining group. The Corporation considers its employee relations to be good.
Availability at our website
We make available free of charge, through our investor relations section at our internet website, www.santandernet.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
The Corporation is subject to risk in several areas. Discussed below, and elsewhere in this report, are the various risk factors that could cause the Corporation’s financial condition and results of operations to vary significantly from period to period. Please refer to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks. Also refer to the MD&A section, Quantitative and Qualitative Disclosures about Market Risk, and the Financial Statements and Supplementary Data sections in this report for additional information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2009 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on the Corporation’s financial condition and results of operations.
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
Current Economic Condition of the Commonwealth of Puerto Rico. Puerto Rico’s economy continues immersed on a prolonged and profound economic recession already in its fourth year of duration. The weakness in the labor market persists with a loss of more than 39,000 jobs between January and November of 2009 when compared to the same period in 2008. The unemployment rate continued to grow as the rate of unemployed increased from 12.4% in November 2008 to 15.9% in November 2009. Total investment in construction continued in negative territory as the development of new residential projects remained halted due to an oversupply of housing units in the residential market. As of September 2009, the sale of new housing units declined by 4,175 units or 53% to 3,718 units when compared to the same period in 2008. Currently, the excess housing inventory is expected to last for the next couple of years with much of the problem concentrating in the high-end segment of the market. Other construction data as of October 2009 shows, for instance, that the value of construction permits and cement sales declined 32.5% and 30.0% respectively when compared to accumulated figures for the same period in

2008. On the other hand, sustained inflationary pressure and continuous employment layoffs have seriously eroded consumer purchasing power and confidence level, leading to continue deterioration in the commercial activity. As a result, retail sales adjusted for inflation weakened with total sales declining 2.5% in the third quarter of 2009 when compared to the third quarter of 2008. As these events unveil, the financial conditions of consumers and businesses deteriorated rapidly, leading to 26.3% growth in total bankruptcies between 2008 and 2009 and to a rapid deterioration in asset quality in Puerto Rico’s financial system.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None

ITEM 2.	PROPERTIES
As of December 31, 2009, the Corporation owned nineteen facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies one hundred twenty-two leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at Torre Santander building in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and at the Operational Center in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.

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

			Cash	Book
			Dividends	Value
Period	High	Low	per Share	per Share
2009
1st Quarter	$13.49	$5.74	$—	$11.70
2nd Quarter	8.13	6.18	—	11.99
3rd Quarter	10.80	5.18	—	12.34
4th Quarter	13.12	9.58	—	12.78

2008
1st Quarter	$14.56	$7.06	$0.10	$12.15
2nd Quarter	15.00	9.23	0.10	12.03
3rd Quarter	15.50	9.63	—	11.91
4th Quarter	14.50	6.63	—	11.83
As of December 31, 2009 the approximate number of record holders of the Corporation’s Common Stock was 110, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $12.28 per share representing a market capitalization of $572.7 million as of December 31, 2009.
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
Dividends on the Corporation’s common stock are payable when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefore. The Corporation declared a cash dividend of $0.20 per common share to all stockholders for a total payment of $9.3 million during the year ended December 31, 2008 resulting in an annualized dividend yield of 1.6%. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy, which among others, include: selling the merchant business to an unrelated third party; maintaining an on-going strict control on operating expenses; an efficiency plan driven to lower its current efficiency ratio; and merging its mortgage banking and commercial banking subsidiaries. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, this prudent measure will preserve and continue to reinforce the Corporation’s capital position.

Stock Performance Graph
The graph below shows the cumulative stockholder return of the Common Stock of the Corporation during the measurement period. The graph compares the return of the Common Stock of the Corporation (identified by its official symbol as “SBP”) to the cumulative return of the Puerto Rico Stock Index (PRSI) and the S&P Small Cap Commercial Bank Index (S6CBNK). The performance of the Common Stock and the mentioned indexes are valued using a base value of 100. The Common Stock value as of December 31, 2009 was $12.28. The Board of Directors of the Corporation acknowledges that the market price of the Common Stock is influenced by numerous factors. The stock price shown in the graph is not necessarily indicative of future performance. This stock performance graph should not be deemed to be soliciting material under the proxy rules or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless the Corporation specifically states otherwise.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated and other financial and operating information for the Corporation and subsidiaries and certain statistical information as of the dates and for the periods indicated. This information should be read in conjunction with the Corporation’s consolidated financial statements and the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ and “Selected Statistical Information” appearing elsewhere in this Annual Report. The selected Balance Sheet and Statement of Operations data as of and for the year ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from the Corporation’s consolidated audited financial statements.

Santander BanCorp and Subsidiaries
Selected Financial Data

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per data share)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Interest income	$482,158	$600,771	$674,210	$618,320	$439,605
Interest expense	130,431	244,449	362,531	327,714	212,583

Net interest income	351,727	356,322	311,679	290,606	227,022
Security gains	9,251	5,154	1,265	—	17,842
Loss on extinghuishment of debt	(9,600)	—	—	—	(5,959)
Broker-dealer, asset management and insurance fees	62,688	74,808	68,265	56,973	53,016
Other income	60,107	67,873	78,590	61,496	60,459
Operating expenses	269,067	324,627	344,016	277,783	221,386
Provision for loan losses	152,496	175,523	147,824	65,583	20,400
Income tax (benefit) provision	11,335	(6,524)	4,204	22,540	30,788

Net income (loss)	$41,275	$10,531	$(36,245)	$43,169	$79,806

PER COMMON SHARE DATA
Net income (loss)	$0.88	$0.23	$(0.78)	$0.93	$1.71
Book value	$12.78	$11.83	$11.50	$12.42	$12.19
Outstanding shares:
Average	46,639,104	46,639,104	46,639,104	46,639,104	46,639,104
End of period	46,639,104	46,639,104	46,639,104	46,639,104	46,639,104
Cash Dividend per Share	$—	$0.20	$0.64	$0.64	$0.64
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,529,239	$6,584,842	$6,900,764	$6,439,205	$5,871,433
Allowance for loan losses	191,738	175,100	125,897	87,465	67,956
Earning assets	6,375,311	8,014,368	8,530,213	8,262,748	7,882,180
Total assets	7,112,754	8,740,670	9,199,712	8,820,630	8,285,992
Deposits	4,645,829	5,558,667	5,221,999	5,054,687	5,082,520
Borrowings	1,565,983	2,314,535	3,093,947	2,876,720	2,415,172
Common equity	569,700	564,238	573,536	563,593	576,226
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,273,170	$5,967,958	$6,911,380	$6,836,693	$5,954,890
Allowance for loan losses	197,303	191,889	166,952	106,863	66,842
Earning assets	6,124,895	7,186,973	8,519,773	8,598,703	7,933,139
Total assets	6,766,436	7,897,576	9,160,213	9,188,168	8,271,948
Deposits	4,395,560	5,014,902	5,160,703	5,313,974	5,224,650
Borrowings	1,506,754	1,939,384	3,138,730	2,954,515	2,212,245
Common equity	595,897	551,636	536,536	579,220	568,527
Continued on the following page

Continued from the previous page

Year ended December 31,
2009	2008	2007	2006	2005
(Dollars in thousands)
SELECTED RATIOS
Performance:
Net interest margin (1)	5.56%	4.50%	3.74%	3.63%	3.02%
Efficiency ratio (2)	56.77%	60.39%	66.32%	66.82%	62.97%
Return on average total assets	0.58%	0.12%	(0.39)%	0.49%	0.96%
Return on average common equity	7.25%	1.87%	(6.32)%	7.66%	13.85%
Dividend payout	0.00%	86.96%	(82.05)%	68.82%	37.43%
Average net loans/average total deposits	119.02%	118.46%	132.15%	127.39%	115.52%
Average earning assets/average total assets	89.63%	91.69%	92.76%	93.68%	95.13%
Average stockholders’ equity/average assets	8.01%	6.46%	6.24%	6.39%	6.95%
Fee income to average assets	1.44%	1.37%	1.26%	1.20%	1.15%
Capital:
Tier I capital to risk-adjusted assets	10.60%	8.41%	7.42%	7.87%	9.09%
Total capital to risk-adjusted assets	15.55%	12.83%	10.55%	10.93%	12.30%
Leverage Ratio	7.98%	6.10%	5.38%	5.81%	6.50%
Asset quality:
Non-performing loans to total loans	5.30%	3.45%	4.16%	1.54%	1.22%
Annualized net charge-offs to average loans	2.57%	2.23%	1.25%	0.93%	0.38%
Allowance for loan losses to period-end loans	3.61%	3.12%	2.36%	1.54%	1.11%
Allowance for loan losses to non-performing loans	68.07%	90.21%	56.70%	100.01%	90.72%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	65.54%	84.84%	55.36%	83.62%	87.17%
Non-performing assets to total assets	4.79%	2.97%	3.39%	1.23%	0.92%
Recoveries to charge-offs	3.25%	2.52%	3.97%	9.30%	18.28%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	1.94	x	1.04	x	0.82	x	1.42	x	2.19	x
Including interest on deposits	1.39	x	1.02	x	0.91	x	1.20	x	1.51	x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,501,000	$13,413,000	$13,263,000	$14,154,000	$12,960,000

Full services branches	54	57	61	61	64
Consumer retail branches	60	64	68	70	—

Total branches	114	121	129	131	64
ATMs	145	169	140	144	149

(1)	On a tax equivalent basis.

(2)	Operating expenses less provision for claim receivable in 2008 and intangibles impairment charges in 2007 divided by net interest income on a tax equivalent basis, plus other income excluding securities gains and losses, gain on equity securities, gain on sale of POS and Trust division in 2007, gain on sale of FDIC assessment credits and gain on tax credit purchased in 2006, loss on early termination on repurchase agreements..

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of Financial Results
The Corporation reported a significant increase in net income of $30.7 million or 291.9% to reach $41.3 million for the year ended December 31, 2009 over the net income of $10.5 million for the year ended December 31, 2008. The Corporation reported $0.88 and $0.23 earning per share for the year ended December 31, 2009 and 2008, respectively. The increase in net income was principally due to decreases of $55.6 million and $23.0 million in operating expenses and provision for loans losses, respectively, partially offset by $25.4 million decrease in other income and $17.9 million increase in provision for income tax.
Return on average assets (ROA) of 0.58% and return on average common equity (ROE) of 7.25% reflected improvements of 46 basis points and 538 basis points, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008.
The efficiency ratio (on a tax-equivalent basis) also reflected an improvement of 362 basis points to reach 56.77% for the year ended December 31, 2009 from 60.39% for 2008.
The Corporation’s financial results for the year ended December 31, 2009 were impacted by the following:
•	The net interest margin, on a tax equivalent basis, was 5.56%, a 106 basis points of improvement over 4.50% for the year ended December 31, 2008;

•	The provision for loan losses decreased $23.0 million or 13.1% for the year ended December 31, 2009 compared to the same period in 2008. The provision for loan losses represented 103.7% of the net charge-offs for the year ended December 31, 2009 versus 116.6% for the year ended December 31, 2008;

•	The allowance for loan losses of $197.3 million as of December 31, 2009 represented 3.61% of total loans, 68.07% of non-performing loans and 230.74% of non-performing loans excluding loans secured by real estate. As of December 31, 2008, the allowance for loan losses was $191.9 million, represented 3.12% of total loans, 90.21% of non-performing loans and 225.06% of non-performing loans excluding loans secured by real estate;

•	Non-interest income decreased $25.4 million or 17.2% for the year ended December 31, 2009 as compared to the same period in 2008. Non-interest income was impacted principally by:
(i)	a gain of $9.3 million on investment securities available for sale partially offset by a loss of $9.6 million on the early termination of a repurchase agreement, compared with a gain of $5.2 million for the same period in the prior year;

(ii)	a decrease in broker-dealer, asset management and insurance fees of $12.1 million;

(iii)	a gain of $3.3 million on the sale of a portion of the Corporation’s investment in Visa, Inc. during the third quarter of 2009 compared with a gain of $8.6 million during the first quarter 2008 in connection with Visa’s initial public offering;

(iv)	a loss of $7.3 million on derivatives and other financial instruments compared with a gain of $3.3 million for the same period in prior year,

(v)	an unfavorable valuation adjustment of $7.4 million for loans held for sale recorded during 2008.
•	Operating expenses reflected a decrease of $55.6 million or 17.1% when with the figures reported in 2008. This decrease was affected principally by:
(i)	$24.8 million decrease in salaries and other employee benefits partially offset by increases of $4.5 million in incentive stock plan expense and a decrease of $2.3 million in expense from loan origination cost being deferred;

(ii)	a provision for claim receivable of $25.1 million from Lehman Brother Inc (LBI) recognized during the third quarter of 2008;

(iii)	decreases of $7.5 million in professional fees, $2.8 million in business promotion, $2.4 million in occupancy cost, $2.1 in insurance expense and $1.2 million in EDP and technical services and amortization

(iv)	partially offset by $6.6 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 including the emergency special assessment recognized on September 30, 2009.
•	During 2009, the Corporation sold certain loans, including some classified as impaired, to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans by net book value was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on these transactions
The Corporation’s principal source of revenues is net interest income, which is the difference between the interest earned on loans and investments and the interest paid on customer deposits and other interest-bearing liabilities. Net interest income represents approximately 74.2% and 70.7% of the Corporation’s total net revenues (defined as net interest income plus other income) for 2009 and 2008, respectively. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on these balances.
Lending activities are one of the most important aspects of the Corporation’s operations. The economic environment and uncertainties in Puerto Rico caused reduced lending activity and impacted the quality of the Corporation’s loan portfolio increasing the delinquency rates and charge offs. The net loan portfolio, including loans held for sale, decreased $0.7 billion, or 11.6% reaching $5.3 billion at December 31, 2009, compared to $6.0 billion at December 31, 2008. As of December 31, 2009, the allowance for loan losses reached $197.3 million, $5.4 million or 2.8% increase. The allowance for loan losses comprised $133.9 million related to the commercial banking portfolio and $63.4 million related to the consumer finance portfolio. The ratio of allowance for loan losses to total loans increased to 49 basis points to 3.61% at December 31, 2009 from 3.12% at December 31, 2008.
Although the Corporation has diversified its sources of revenue, interest income from the loan portfolio continues to account for the majority of total revenues, representing 76.1% and 73.2% of total gross revenues for 2009 and 2008, respectively. As a result, the primary influence on the Corporation’s operating results is the demand for loans in Puerto Rico, which is significantly affected by economic conditions, competition, the demand and supply of housing, the fiscal policies of the federal and Puerto Rico governments and interest rate levels. Changes in interest rates, the Corporation’s principal market risk, can significantly impact its results of operations by affecting net interest income and the gains or losses realized on the sale of loans and securities. As described under “Risk Management”, the Corporation uses derivative instruments to hedge, to a limited extent, its interest rate risk in order to protect its net interest income under different interest rate scenarios.
Broker-dealer, asset management and insurance fees accounted for 51.2% and 50.6% of the Corporation’s other income and 10.4% and 10.0% of its total revenues for 2009 and 2008, respectively. The Corporation also earns revenues from other sources that are not as dependent on interest levels, such as bank service fees on deposit accounts and credit card fees. Other income, including broker-dealer, asset management and insurance fees, accounted for 20.3% and 19.8% of total revenues for 2009 and 2008, respectively.
Deposits at December 31, 2009 were $4.4 billion, reflecting a decrease of $619.3 million or 12.4% compared to deposits of $5.0 billion as of December 31, 2008.
Total borrowings at December 31, 2009 (comprised of federal funds purchased and other borrowings, Federal Home Loan Bank Advances, commercial paper issued, term and capital notes) reflected a decrease of $432.6 million or 22.3% to $1.5 billion at December 31, 2009 compared with $1.9 billion at December 31, 2008.
As of December 31, 2009 and 2008, the Corporation had $13.5 billion and $13.4 billion in customer financial assets under management, respectively. This is a significant part of the financial assets of Puerto Rico households and reflects the Corporation’s strong positioning in its primary market. Customer financial assets under management include bank deposits (excluding brokered deposits), broker-dealer customer accounts, mutual fund assets managed, and trust, institutional and private accounts under management.
SBP common stock price per share was $12.28 as of December 31, 2009 resulting in a market capitalization of $0.6 billion (including affiliated holdings).
During 2009, Santander BanCorp did not declared nor paid dividends per common share to its shareholders of record.
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
Current Accounting Developments
The Corporation’s consolidated financial statements provide a complete discussion of the recently issued accounting pronouncements adopted by the Corporation. Refer to Note 1 to the condensed consolidated financial statements.
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
The determination of the allowance for loan losses is one of the most complex and critical accounting estimates the Corporation’s management makes. The allowance for loan losses is composed of three different components. An asset-specific reserve based on the provisions of accounting standard FASB ASC Topic 310 “Receivables”, an expected loss estimate based on the provisions of FASB ASC Topic 450 “Contingencies”, and an unallocated reserve based on the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance.
Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant FASB ASC Topic 310. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral. The fair value of the collateral is determined by external valuation specialists and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures. The Corporation requests updated appraisal reports for loans that are considered impaired, either annually or every two years depending on the total exposure of the borrower and the type of loan. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired.
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
Transfers of Financial Assets. The Corporation occasionally engages in transfers of financial assets and accounts for them in accordance with the provisions of FASB ASC Topic 860, “Transfer and Servicing”. This Topic provides that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. A transferor has surrendered control if all of the following conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of creditors, even in bankruptcy; (b) each transferee has the right to pledge or exchange the assets it received and no condition constrains the transferee from taking advantage of its right to pledge or exchange; and (c) the transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specified assets, other than through a cleanup call. In accordance with FASB ASC Topic 860, a gain or loss on the sale is recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer. When the Corporation transfers financial assets and the transfer fails any one of the FASB ASC Topic 860 sales criteria, the Corporation is not permitted to derecognize the transferred financial assets and the transaction is accounted for as a secured borrowing.
Income taxes. In preparing the consolidated financial statements, the Corporation is required to estimate income taxes. This involves an estimation of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. The Corporation accounts for uncertain tax positions in accordance with FASB ASC Topic 740, “Income Tax”. Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual for uncertain tax positions is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingency accruals and changes to such accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of uncertain tax positions, which are recognized as a reduction to the Corporation’s effective rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective rate and may require the use of cash in the year of resolution.
The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax assets assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc and Santander Bancorp (parent company only) amounting to $14.5 million and $0.1 million, respectively, at December 31, 2009 and $20.6 million and $0.1 million, respectively, at December 31, 2008. Accordingly, deferred tax asset valuation allowances of $14.5 million and $0.1 million at December 31, 2009 and $20.6 million and $0.1 million at December 31, 2008, for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded.
The Corporation accounts for uncertain tax positions in accordance with FASB ASC Topic 740. Accordingly, the Corporation reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Goodwill and other intangible assets. The Corporation accounts for goodwill in accordance with FASB ASC Topic 350 “Intangible-Goodwill and Others.” The reporting units are tested at least annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in other operating expenses in the consolidated statement of operations.
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
The FASB ASC Topic 715, “Compensation — Retirement Benfits” requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income (AOCI). Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard.
In developing the expected return on plan assets, the Corporation considers the asset allocation, historical returns on the types of assets held in the pension trust, the current economic environment, as well as input from the actuaries, financial analysts and the Corporation’s long-term inflation assumptions and interest rate scenarios. The expected rate of return for plan assets was set at 7.5% for the year ended December 31, 2009 and 2008 and 8.5% for the year ended December 31, 2007. In selecting a discount rate, the Corporation considers the long-term corporate bond yield as a guide. At December 31, 2009, 2008 and 2007, the discount rate was 5.91%, 6.00% and 6.50%, respectively, for the Corporation’s Plan and 5.80%, 6.00% and 5.75%, respectively, for the Banco Central Hispano (BCH)’s Plan.
Management believes that the assumptions made are appropriate; however, significant differences in actual experience or significant changes in assumptions may materially affect pension obligations and future expense.
Fair Value Measurement. Effective January 1, 2008, the Corporation adopted FASB ASC Topic 820, for all financial instruments accounted for at fair value on a recurring basis. Adoption of FASB ASC Topic 820 did not have a material effect on the Corporation’s financial position and results of operations. Illiquidity in the credit markets contributed to the amount of our reported Level 3 instruments, primarily in our trading and loan portfolios. In conjunction with the adoption FASB ASC Topic 820, effective January 1, 2008, the Corporation adopted FASB ASC Topic 825 which provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made at the initial adoption, at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. Under the FASB ASC Topic 825 transition provisions, the Corporation has elected to report certain callable brokered certificates of deposits and subordinated notes at fair value with future changes in value reported in earnings. FASB ASC Topic 825 provides an opportunity to mitigate volatility in reported earnings as well as reducing the burden associated with complex hedge accounting requirements.
The Corporation’s estimates of fair value for financial instruments are based on the framework established in FASB ASC Topic 820. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The disclosure of fair value estimates in the FASB ASC Topic 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining such estimates and the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets, the lowest priority to unobservable inputs that reflect the Corporation’s market assumptions. FASB ASC Topic 820 requires the use of observable inputs when available. Additionally, the level at which a financial instrument is reported is based on the lowest level of any significant input into the estimation of fair value. The three levels of the hierarchy are as follows:
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
Results of Operations
The following financial discussion is based upon and should be read in conjunction with the Corporation’s consolidated financial statements for the years ended December 31, 2009, 2008, and 2007.
The following table sets forth the principal components of the Corporation’s net income (loss) for the years ended December 31, 2009, 2008 and 2007 and other selected financial information.

	2009	2008	2007
	(Dollars in thousands)
Components of net income (loss):
Net interest income	$351,727	$356,322	$311,679

Provision for loan losses	(152,496)	(175,523)	(147,824)
Other income	122,446	147,835	148,120
Other operating expenses	(269,067)	(324,627)	(344,016)
Provision (benefit) for income tax	11,335	(6,524)	4,204

Net income (loss)	$41,275	$10,531	$(36,245)

Other selected financial information:
EPS	$0.88	$0.23	$(0.78)
ROA	0.58%	0.12%	(0.39)%
ROE	7.25%	1.87%	(6.32)%
Net interest margin, on a tax equivalent basis	5.56%	4.50%	3.74%
Efficiency Ratio (*)	56.77%	60.39%	66.32%

(*)	Operating expenses less provision for claim receivable in 2008 and intangibles impairment charges in 2007 divided by net interest income on a tax equivalent basis plus other income excluding securities gain and losses, gain on equity securities, gain on sale of POS and Trust division in 2007 and loss on early termination on repurchase agreements.
2009 compared to 2008. The Corporation’s net income increased $30.7 million or 291.9% for the year ended December 31, 2009 compared to figures reported in 2008. This increase was mainly due to reductions of $55.6 million or 17.1% in other operating expense and $23.0 million or 13.1% in provision for loan losses. These decreases were partially offset by a $25.4 million or 17.2% decrease in other income and $17.9 million or 273.5% increase in provision for income tax. The decrease in operating expenses was principally due to a provision for claim receivable of $25.1 million recognized during the third quarter of 2008 which represent the excess of the value of the securities held by LBI over the amount owned by the Corporation under the securities sold under agreement to repurchase, $18.1 million decrease in salaries and other employee benefits and $12.4 million decrease in other operating expenses. The $25.4 million decrease in other income was mainly due to a decrease of $10.6 million in loss on derivatives and other financial instrument at fair value and a decrease of $12.2 million in broker-dealer, asset management and insurance fees.
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
Net Interest Income
The Corporation reported net interest income of $351.7 million, $356.3 million and $311.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.
To facilitate the comparison of assets with different tax attributes, the interest income on tax-exempt assets under this heading and under the heading “Change in Interest Income and Interest Expense—Volume and Rate Analysis,” has been adjusted by an amount equal to the income taxes which would have been paid had the interest income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in an adjustment of $2.8 million in 2009, 4.7 million in 2008 and $7.5 million in 2007.

The following table sets forth the principal components of the Corporation’s net interest income for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(Dollars in thousands)
Interest income — tax equivalent basis	$484,949	$605,445	$681,755
Interest expense	(130,431)	(244,449)	(362,531)

Net interest income — tax equivalent basis	$354,518	$360,996	$319,224

Net interest margin — tax equivalent basis (1)	5.56%	4.50%	3.74%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for such period.
2009 compared to 2008. For the year ended December 31, 2009, net interest margin, on a tax equivalent basis, was 5.56% compared to net interest margin, on a tax equivalent basis, of 4.50% for the same period in 2008. This increase of 106 basis points in net interest margin, on a tax equivalent basis, was mainly due to a decrease of 106 basis points in the cost of average interest bearing liabilities accompanying of $1.6 billion decrease in average interest bearing liabilities, resulting in a decrease of $114.0 million in interest expense. The reduction of $114.0 million or 46.7% in interest expense was principally due to the significant reductions of 115 basis points in the cost of funds of average interest-bearing deposits from 3.16% for the year ended December 31, 2008 to 2.01% for the year ended December 31, 2009 reflecting the repricing of interest bearing deposits as a result of Federal Reserve’s interest rate cuts during 2008. The yield on average interest earning assets increase 5 basis points when compare with prior year. Interest income, on a tax equivalent basis, decrease $120.5 million mainly due to $1.6 billion decrease in average interest earning assets. The decrease of $120.5 million in interest income, on a tax equivalent basis, was due principally to decreases of $89.1 million and $26.6 million in interest income on average loans and average investment securities, respectively.
For the year ended December 31, 2009 average interest earning assets decreased $1.6 billion or 20.5%. The decrease in average interest earning assets compared to the previous year was driven by decreases of $1.1 billion or 16.0% in average net loans, $553.5 million or 48.3% in average investment securities and $30.0 million or 10.5% in average interest bearing deposits. The decrease in average net loans was mainly due to the sale of commercial and construction loans, including some classified as impaired, to an affiliate and repayments on loans, net of originations. The average commercial and construction loans reflected a decrease of $413.6 million or 17.0% and $279.0 million or 73.5%, respectively, for the year ended December 31, 2009 when compared with the same period in 2008 mainly due to the sale of loans to an affiliate and net repayments during the period. There was a decrease in average mortgage loans mainly due to a reduction in mortgage loans origination of $150.3 million when compared with the same period in prior year. There was a decrease in average consumer loans (including consumer finance) of $146.7 million or 12.1% which comprised $110.4 million and $36.3 million decreases in average personal loans and consumer finance, respectively. Also, average leasing portfolio experienced a decrease of $29.2 million or 38.3% was reported since the Corporation has strategically reduced this line of lending.
The decrease in average interest earning assets, also, was impacted by a reduction in average investment securities of $553.5 million or 48.3% mainly due to a sale of investment securities available for sale of $495.4 million during 2009.
The average interest-bearing liabilities decreased $1.6 billion or 22.7% for the year ended December 31, 2009 driven by decreases in average interest bearing deposits and average borrowings of $872.0 million and $748.6 million, respectively, when compared to the year ended December 31, 2008. The decrease or $872.0 million in average interest-bearing deposits was composed of $837.9 million decrease in average brokered deposits and $160.9 million decrease in average other time deposits offset by an increase of $126.8 million average savings and NOW accounts. The $748.6 million decrease in average borrowings was impacted by a reduction in average securities sold under agreements to repurchase of $447.0 million mainly caused the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009, a decrease in average federal funds and other borrowings of $175.3 million mainly due to the repayment of the outstanding indebtedness incurred under a bridge facility agreement among the Corporation, SFS and National Australia Bank Limited during 2008, a reduction of $119.0 million in average commercial paper and a decrease in average Federal Home Loan Bank Advances (“FHLB”) of $66.0 million for the year ended December 31, 2009 compared with the same period in 2008. These decreases were partially offset by an increase of $58.2 million in average subordinated capital notes due to a subordinated purchase agreement undertook with an affiliate.

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
Average interest-earning assets decreased $515.8 million or 6.1% to $8.0 billion at December 31, 2008 compared with December 31, 2007. The decrease in average interest-earning assets was driven by decreases in average investment securities of $330.7 million and average net loans of $315.9 million partially offset by a $130.8 million increase in average interest-bearing deposits. The decrease of $330.7 million in average investment securities was due to a $346.7 million sale of investment securities available for sale during the year ended December 31, 2008, which includes $221.4 million of investment securities pledged as collateral to securities sold under agreements to repurchase with LBI. The decrease of $315.9 million in average net loans was driven by a $74.3 million decrease in average commercial loans and $101.3 million decrease in average construction loans principally due to the sale of certain loans, including some classified as impaired, to an affiliate during the period. There were decreases of $36.1 million in average leasing portfolio since the Corporation has strategically reduced this line of lending, of $29.7 million in average mortgage loans and $25.3 million in average consumer loans which comprised a $48.0 million decrease in average personal loans and a $12.2 million decrease in average consumer finance offset by a $34.9 million increase in average credit cards.
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
The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits	$240,496	$541	0.22%	$81,851	$1,063	1.30%	$85,278	$3,343	3.92%
Federal funds sold and securities purchased under agreements to resell	14,053	67	0.48%	202,658	4,333	2.14%	68,477	3,456	5.05%

Total interest-bearing deposits	254,549	608	0.24%	284,509	5,396	1.90%	153,755	6,799	4.42%

U.S.Treasury securities	133,740	1,255	0.94%	42,604	1,028	2.41%	91,384	4,090	4.48%
Obligations of other U.S. government agencies and corporations	45,343	1,517	3.35%	417,457	14,122	3.38%	635,219	29,561	4.65%
Corporate Bonds	89,543	1,619	1.81%
Obligations of the government of Puerto Rico and political subdivisions	147,753	9,565	6.47%	100,610	5,633	5.60%	95,781	5,113	5.34%
Collateralized mortgage obligations and mortgage backed securities	118,946	6,050	5.09%	519,311	24,752	4.77%	588,719	28,422	4.83%
Other	56,198	2,750	4.89%	65,035	3,820	5.87%	64,591	4,076	6.31%

Total investment securities	591,523	22,756	3.85%	1,145,017	49,355	4.31%	1,475,694	71,262	4.83%

Loans :
Commercial	2,017,909	92,424	4.58%	2,431,527	137,263	5.65%	2,505,825	172,671	6.89%
Construction	100,819	2,942	2.92%	379,857	16,363	4.31%	481,174	38,479	8.00%
Consumer	503,112	79,624	15.83%	613,499	86,960	14.17%	626,580	79,531	12.69%
Consumer Finance	559,823	133,638	23.87%	596,129	141,701	23.77%	608,366	139,075	22.86%
Mortgage	2,492,276	149,841	6.01%	2,662,726	163,360	6.14%	2,692,448	166,192	6.17%
Lease financing	47,038	3,116	6.62%	76,204	5,047	6.62%	112,268	7,746	6.90%

Gross loans	5,720,977	461,585	8.07%	6,759,942	550,694	8.15%	7,026,661	603,694	8.59%
Allowance for loan losses	(191,738)			(175,100)			(125,897)

Loans, net	5,529,239	461,585	8.35%	6,584,842	550,694	8.36%	6,900,764	603,694	8.75%

Total interest-earning assets/ interest income (tax-equivalent basis)	6,375,311	484,949	7.61%	8,014,368	605,445	7.55%	8,530,213	681,755	7.99%

Total non-interest-earning assets	737,443			726,302			669,499

Total assets	$7,112,754			$8,740,670			$9,199,712

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings and NOW accounts	$1,817,911	$19,016	1.05%	$1,691,094	$34,944	2.07%	$1,715,631	$51,785	3.02%
Other time deposits	1,589,018	42,932	2.70%	1,749,942	56,905	3.25%	1,419,185	65,810	4.64%
Brokered deposits	547,419	17,525	3.20%	1,385,318	60,603	4.37%	1,401,310	73,820	5.27%

Total Interest-bearing deposits	3,954,348	79,473	2.01%	4,826,354	152,452	3.16%	4,536,126	191,415	4.22%
Borrowings	1,240,099	35,600	2.87%	2,047,442	78,049	3.81%	2,805,003	153,951	5.49%
Term Notes	20,279	636	3.14%	19,674	631	3.21%	38,223	1,278	3.34%
Subordinated Notes	305,605	14,722	4.82%	247,419	13,317	5.38%	250,721	15,887	6.34%

Total interest-bearing liabilities interest expense	5,520,331	130,431	2.36%	7,140,889	244,449	3.42%	7,630,073	362,531	4.75%

Total non interest-bearing liabilities	1,022,723			1,035,543			996,103

Total liabilities	6,543,054			8,176,432			8,626,176

Stockholders’ Equity	569,700			564,238			573,536

Total liabilities and stockholders’ equity	$7,112,754			$8,740,670			$9,199,712

Net interest income		$354,518			$360,996			$319,224

Net interest spread			5.24%			4.13%			3.24%
Cost of funding earning assets			2.05%			3.05%			4.25%
Net interest margin (tax equivalent basis)			5.56%			4.50%			3.74%

Changes in Interest Income and Interest Expense-Volume and Rate Analysis
     The following table allocates changes in the Corporation’s tax equivalent interest income and interest expense between changes in the average volume of interest-earning assets and interest-bearing liabilities and changes in their respective interest rates for the years 2009 compared to 2008 and 2008 compared to 2007. Volume and rate variances have been calculated based on activities in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities.

	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest Income — tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(2,325)	$(1,941)	$(4,266)	$3,756	$(2,879)	$877
Time deposits with other banks	866	(1,388)	(522)	(129)	(2,151)	(2,280)
Investment securities	(21,760)	(4,839)	(26,599)	(14,810)	(7,097)	(21,907)
Loans, net	(88,124)	(985)	(89,109)	(27,016)	(25,984)	(53,000)

Total interest income	(111,343)	(9,153)	(120,496)	(38,199)	(38,111)	(76,310)

Interest Expense:
Savings and NOW accounts	2,450	(18,378)	(15,928)	(730)	(16,111)	(16,841)
Other time deposits	(32,251)	(24,800)	(57,051)	14,509	(37,876)	(23,367)
Borrowings	(26,103)	(16,346)	(42,449)	(35,377)	(39,251)	(74,628)
Long-term borrowings	2,863	(1,453)	1,410	(1,239)	(2,007)	(3,246)

Total interest expense	(53,041)	(60,977)	(114,018)	(22,837)	(95,245)	(118,082)

Net interest income (expense) — tax equivalent basis	$(58,302)	$51,824	$(6,478)	$(15,362)	$57,134	$41,772

During 2009, the increase in net interest income on a tax equivalent basis was driven primarily by decreases in volume and rate on interest bearing-liabilities of 106 basis points accompanied by a decrease in volume and yield earned on interest-earning assets of 6 basis points. The increase in net interest income was mainly due to the repricing of interest bearing deposits as a result of Federal Reserve’s interest rate cuts during 2008.
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
Provision for Loan Losses
2009 compared to 2008. The provision for loan losses decreased $23.0 million or 13.1% to reach $152.5 million for the year ended December 31, 2009 from $175.5 million for the year ended December 31, 2008. The decrease in the provision for loan losses was due primarily to the sale of certain loans including some classified as impaired to an affiliate during the year, a reduction loan portfolio and overall improvement in credit ratios metrics.
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
The following table sets forth the components of our other income for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(Dollars In thousands)
Bank service fees on deposit accounts	$12,403	$12,975	$13,603
Other service fees:
Credit card fees	9,412	8,788	10,872
Mortgage-servicing fees	4,087	3,555	3,010
Trust fees	1,090	1,561	1,914
Confirming advances	1,882	6,200	4,169
Other fees	10,963	11,606	13,633
Broker-dealer, asset management and insurance fees	62,688	74,808	68,265
Gain on sale of securities, net	9,251	5,154	1,265
Gain on sale of loans	5,144	3,253	6,658
Trading gains	3,275	2,608	2,831
Gain (loss) on derivatives and other financial instruments	(7,303)	3,284	249
Other (loss) gains, net	(1,637)	5,739	18,644
Other	11,191	8,304	3,007

	$122,446	$147,835	$148,120

The table below details the breakdown of commissions from broker-dealer, asset management and insurance operations:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Broker-dealer	$34,281	$40,480	$32,147
Asset management	25,359	26,833	24,362

Total Santander Securities and subsidiary	59,640	67,313	56,509
Insurance	3,048	7,495	11,756

Total	$62,688	$74,808	$68,265

2009 compared to 2008. For the year ended December 31, 2009, other income reflected a reduction of 25.4 million or 17.2% as compared with figures reported in the prior year. Broker-dealer, asset management and insurance fees reflected a decrease of $12.1 million or 16.2% due decreases of $7.7 million in broker-dealer and asset management fees and $4.4 million in insurance fees due to a reduction in credit life commissions generated from the Bank and Island Finance operations. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker- dealer asset management and insurance operations contributed 51.2%, 50.6% and 46.1% of commissions to the Corporation’s other income for the year ended December 31, 2009, 2008 and 2007.
The Corporation reported an increase in gain on sale of securities available for sale of $4.1 million. During 2009, the Corporation sold $495.4 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million, included in other gains (losses), on the early termination of repurchase agreements that were funding the securities sold. During 2008, the Corporation sold $346.7 million of investment securities available for sale resulting in a gain of $5.2 million. There was a gain of $3.3 million on the sale of a portion of the Corporation’s investment in Visa, Inc. during the third quarter of 2009 compared with a gain of $8.6 million during the first quarter 2008 in connection with Visa’s initial public offering. A loss of $7.3 million on derivatives and other financial instruments was recognized at December 31, 2009 compared with a gain of $3.3 million for the same period in prior year mostly resulting from the credit risk component incorporated into the fair value calculation of a subordinated notes and brokered deposits. These decreases were partially offset by an unfavorable valuation adjustment of $7.4 million for loans held for sale recorded during 2008 and $4.4 million increase in loan administration fees collected from loan sold to affiliates.
Bank service charges, fees and other decreased $4.8 million, or 10.9% for the year ended December 31, 2009. These reductions were principally due to $4.3 million decrease in commissions from confirming advances. The confirming advances portfolio experienced a reduction of $8.9 million during 2009 when compared with 2008.
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

Operating Expenses
The following table sets forth information as to the Corporation’s other operating expenses for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Salaries	$60,241	$76,012	$72,927
Pension and other benefits	52,594	57,200	72,815
Expenses deferred as loan origination costs	(5,816)	(8,076)	(11,484)

Total personnel costs	107,019	125,136	134,258

Occupancy costs	25,291	27,665	23,767

Equipment expenses	3,907	4,358	4,427

EDP servicing expense, amortization and technical services	40,645	41,860	39,255

Communications	9,038	10,062	10,923

Business promotion	3,864	6,628	15,621

Goodwill and other intangibles impairment charges	—	—	43,349

Other taxes	13,270	13,101	12,334

Other:
Professional fees	14,609	22,094	14,330
Amortization of intangibles	2,798	3,067	3,828
Printing and supplies	1,435	1,926	2,137
Credit card expenses	6,357	5,041	6,198
Insurance	1,318	3,371	4,029
Examinations & FDIC assessment	12,547	5,952	2,194
Transportation and travel	2,017	2,539	2,981
Repossessed assets provision and expenses	5,031	5,717	7,482
Collections and related legal costs	2,102	1,462	1,239
Provision for claim receivable	—	25,120	—
All other	17,819	19,528	15,664

Total other	66,033	95,817	60,082

Non personnel expenses	162,048	199,491	209,758

Total Other Operating Expenses	$269,067	$324,627	$344,016

Efficiency ratio-on a tax equivalent basis	56.77%	60.39%	66.32%
Personnel cost to average assets	1.50%	1.43%	1.46%
Other operating expenses to average assets	2.28%	2.28%	2.28%
Assets per employee	$3,836	$4,467	$3,494
2009 compared to 2008. The Efficiency Ratio, on a tax equivalent basis, was 56.77% and 60.39% for the year ended December 31, 2009 and 2008, respectively, reflecting an improvement of 362 basis points. This improvement was mainly the result of a reduction in operating expenses. The effect of the $25.1 million provision for claim receivable recognized during 2008 were excluded from operating expenses to determine the Efficiency Ratio, on a tax equivalent basis.
The Corporation’s operating expenses reflected a decrease of $55.6 million or 17.1% to $269.1 million for the year ended December 31, 2009 when compared with the year ended December 31, 2008. This decrease was driven by a decrease in net salaries and other employee benefits of $18.1 million and $37.5 million other operating expense. The decrease in total personnel cost of $18.1 million principally attributed to $15.8 million decrease in salaries expense and $9.1 million decrease in other employee benefits (which comprised principally a $5.0 million decrease in bonuses and commissions) partially offset by increases of 4.5 million in incentive stock plan expense and $2.3 million expense of loan origination cost being deferred.
The $37.5 million decrease in other operating expense was principally due a provision for claim receivable of $25.1 million recognized during the third quarter of 2008 which represent the excess of the value of the securities held by LBI over the amount owned by the Corporation under the securities sold under agreement to repurchase. The Corporation also reported decreases of $7.5 million decrease in professional fees due to a decrease in consulting fees related to the review of certain operational procedures during 2008, $2.8 million in business promotion, $2.4 million in occupancy cost, $2.1 million in insurance expense, $1.2 million in EDP and technical services, $1.0 million in communications and $0.7 million in repossessed assets provision and expense. These expense reductions were partially offset by $6.6 million increase in FDIC assessment due to the assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information and special assessment of 5 basis points, and no more than 10 basis points, of insured depository institutions assets minus Tier 1 capital.
2008 compared to 2007. For the year ended December 31, 2008, the Efficiency Ratio, on a tax equivalent basis, was 60.39% reflecting an improvement of 593 basis points compared to 66.32% for the year ended December 31, 2007. This improvement was mainly the result of higher net interest income and a reduction in operating expenses. The effect of the $43.3 million for goodwill and other intangible assets impairment charges recognized during 2007 and $25.1 million provision for claim receivable recognized during 2008 were excluded from operating expenses to determine the Efficiency Ratio, on a tax equivalent basis.
For the year ended December 31, 2008, operating expenses amounted $324.6 million, a decrease of $19.4 million or 5.6% compared to $344.0 million for the year ended December 31, 2007. The decrease in operating expenses was principally due to a $43.3 million related to goodwill and other intangible assets impairment charges recognized during 2007, a $16.0 million decrease in stock incentive compensation expense sponsored by Santander Group, a provision for claim receivable of $25.1 million recognized during 2008, a $7.8 million increase in professional fees due to an increment in consulting fees related to the adoption of new accounting pronouncements and the review of other operational procedures, a $6.9 million increase in salaries and other personnel expenses mainly due to severance payments related to personnel reductions, a $3.9 million increase in occupancy cost due to the sale and leaseback of the Corporation’s two principal properties in December 2007, a $3.8 million increase in FDIC assessment due to the 2007 assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 that imposed insurance premiums based on factors such as capital level, supervisory rating, certain financial ratios and risk information, offset by a decrease of $9.0 million in business promotion and a decrease of $1.8 million in repossessed asset provision and expenses.
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
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $14.5 million and $0.1 million, respectively, at December 31, 2009 and $ 20.6 million and $ 0.1 million, respectively, at December 31, 2008. Accordingly, deferred tax asset valuation allowances of $14.5 million and $0.1 million at December 31, 2009 and $ 20.6 million and $0.1 million at December 31, 2008 for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded.
2009 compared to 2008. The income tax provision was $11.3 million as of December 31, 2009, reflecting an increase of $17.9 million over one year. The Corporation reported an income tax benefit of $6.5 million for the year ended December 31, 2008. The increase in the provision for income tax during 2009 was due in primarily to higher taxable income in 2009 compared to 2008. Refer to Note 17 of the consolidated financial statements for additional information.
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
Financial Condition
Assets
The Corporation’s total assets as of December 31, 2009 reached $6.8 billion, a $1.1 billion decrease when compared to $7.9 billion as of December 31, 2008. The decrease of $1.1 billion was driven principally by $694.8 million decrease in net loans and $384.5 million decrease in investment securities portfolio partially offset by $44.8 million increase in total cash and cash equivalents.
There was a decrease in other assets of $50.4 million, which consisted mainly of decreases of $78.4 million in derivative assets and $8.8 million in confirming advances. These decreases were partially offset by increases of $25.2 million in prepaid expenses as a result $25.8 million of prepaid FDIC insurance and $12.2 million in real estate owned.
Short Term Investments and Interest-bearing Deposits in Other Financial Institutions
The Corporation sells federal funds, purchases securities under agreements to resell and deposits funds in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise invested or utilized. As of December 31, 2009, 2008 and 2007, the Corporation had interest-bearing deposits, federal funds sold and securities purchased under agreements to resell as detailed below:

	2009	2008	2007
	(Dollars in thousands)
Interest-bearing deposits	$12,376	$8,370	$6,606
Federal funds sold	22,146	64,871	82,434

	$34,522	$73,241	$89,040

Investment Portfolio
The following tables set forth the Corporation’s investments in government securities and certain other financial investments at December 31, 2009 and 2008, by contractual maturity, giving comparative carrying and fair values and average yield for each of the categories. The Corporation has evaluated the conditions under which it might sell its investment securities. As a result, most of its investment securities have been classified as available for sale. The Corporation may decide to sell some of the securities classified as available for sale either as part of its efforts to manage its interest rate risk, or in response to changes in interest rates, prepayment risk or similar economic factors. Investment securities available for sale are carried at fair value and unrealized gains and losses net of taxes on these investments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity.
Gains or losses on sales of investment securities available for sale are recognized when realized and are computed on the basis of specific identification. At December 31, 2009, 2008 and 2007 investment securities available for sale were $0.4 billion, $0.8 billion and $1.3 billion, respectively. The investment securities available for sale reflected a decrease of $384.5 million for the year ended December 31, 2009 compared with the same period in prior year which. This reduction was driven by a sale of $495.4 million investment securities during 2009. The Corporation recognized a $9.3 million gain in connection with the settlement of these securities.
Other investment securities include debt, equity or other securities that do not have readily determinable fair values and are stated at amortized cost. The Corporation includes in this category stock owned to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock.
The Corporation acquires certain securities for trading purposes and carries its trading account at fair value. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used in dealing and other trading activities and are carried at fair value. The Corporation classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near term. Realized and unrealized changes in fair value are recorded separately in the trading profit or loss account as part of the results of operations in the period in which the changes occur. At December 31, 2009, 2008 and 2007, the Corporation had $47.7 million, $64.7 million and $68.5 million of securities held for trading, respectively.
The following table presents the carrying value and fair value of the Corporation’s investment securities available for sale by major category as of the December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Available for Sale	Value	Value	Value	Value	Value	Value
			(Dollars in thousands)
U.S. Treasury	$175,330	$175,330	$30,000	$30,000	$64,455	$64,455
U.S. Agency Notes	5,791	5,791	141,916	141,916	609,223	609,223
Corporate Bonds	142,517	142,517
P.R. Government Obligations	83,435	83,435	148,616	148,616	49,288	49,288
Mortgage-backed Securities	10,535	10,535	481,530	481,530	545,182	545,182
Foreign Securities	—	—	50	50	50	50

	$417,608	$417,608	$802,112	$802,112	$1,268,198	$1,268,198

The tables below summarize the contractual maturity of the Corporation’s available for sale and other investment securities at December 31, 2009, 2008 and 2007:

	December 31, 2009
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

					(Dollars in thousands)
U.S. Treasury	$99,996	0.67%	$75,333	1.58%	$—	—	$—	—	$175,329	$175,329	1.06%
U.S. Agency Notes	5,792	3.98%	—	—	—	—	—	—	5,792	5,792	3.98%
Corporate Bonds	—	—	142,517	1.85%	—	—	—	—	142,517	142,517	1.85%
P.R. Government Obligations	1,193	3.72%	72,355	5.10%	6,546	5.58%	3,341	5.65%	83,435	83,435	5.14%
Mortgage-backed Securities	—	—	—	—	—	—	10,535	5.62%	10,535	10,535	5.62%
Foreign Securities	—	—	—	—	—	—	—	—	—	—	—
Other Securities	55,431	3.50%	—	—	—	—	—	—	55,431	55,431	3.50%

Total Securities	$162,412	1.78%	$290,205	2.59%	$6,546	5.58%	$13,876	5.63%	$473,039	$473,039	2.44%

	December 31, 2008
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

					(Dollars in thousands)
U.S. Treasury	$30,000	0.05%	$—	—	$—	—	$—	—	$30,000	$30,000	0.05%
U.S. Agency Notes	136,007	2.80%	5,909	3.99%	—	—	—	—	141,916	141,916	2.85%
P.R. Government Obligations	1,454	4.23%	133,148	5.23%	9,479	5.18%	4,535	5.55%	148,616	148,616	5.22%
Mortgage-backed Securities	—	—	—	—	195,815	4.39%	285,715	5.41%	481,530	481,530	4.99%
Foreign Securities	—	—	50	4.65%	—	—	—	—	50	50	4.65%
Other Securities	50,382	3.50%	11,250	3.50%	—	—	—	—	61,632	61,632	3.50%

Total Securities	$217,843	2.59%	$150,357	5.05%	$205,294	4.43%	$290,250	5.41%	$863,744	$863,744	4.40%

	December 31, 2007
			After One		After Five Years
	Within		Year to		to
	One Year		Five Years		Ten Years		Over Ten Years		Total
	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Avg	Carrying	Fair	Avg
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Value	Yield

					(Dollars in thousands)
U.S. Treasury	$64,455	3.92%	$—	—	$—	—	$—	—	$64,455	$64,455	3.92%
U.S. Agency Notes	253,423	2.84%	355,800	3.91%	—	—	—	—	609,223	609,223	3.40%
P.R. Government Obligations	1,367	3.99%	19,775	4.44%	15,111	5.21%	13,035	5.73%	49,288	49,288	5.00%
Mortgage-backed Securities	—	—	—	—	225,124	4.40%	320,058	5.41%	545,182	545,182	4.99%
Foreign Securities	—	—	50	4.65%	—	—	—	—	50	50	4.65%
Other Securities	64,559	5.50%	—	—	—	—	—	—	64,559	64,559	5.50%

Total Securities	$383,804	3.47%	$375,625	3.94%	$240,235	4.45%	$333,093	5.42%	$1,332,757	$1,332,757	4.24%

Loan Portfolio
The following table analyzes the Corporation’s loans by type of loan, including loans held for sale, as of December 31, 2009, 2008, 2007, 2006 and 2005.

	Year ended December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial, industrial and agricultural:
Retail commercial banking:
Middle-market	$1,249,993	22.8%	$1,363,742	22.1%	$1,646,046	23.3%	$1,692,058	24.4%	$1,593,359	26.5%
Agricultural	36,205	0.7%	46,032	0.7%	63,204	0.9%	59,315	0.9%	61,531	1.0%
SBA	38,696	0.7%	51,871	0.8%	63,825	0.9%	66,734	1.0%	69,763	1.2%
Factor liens	9,488	0.2%	10,268	0.2%	18,252	0.3%	20,553	0.3%	16,696	0.3%
Other	—	0.0%	897	0.0%	4,688	0.1%	6,965	0.1%	40,072	0.7%

Retail commercial banking	1,334,382	24.5%	1,472,810	24.0%	1,796,015	25.5%	1,845,625	26.6%	1,781,421	29.6%
Corporate banking	612,197	11.2%	691,976	11.2%	765,310	10.8%	673,566	9.7%	1,205,664	20.0%
Construction	70,707	1.3%	194,026	3.1%	484,237	6.8%	435,182	6.3%	213,705	3.5%
Lease Financing	35,000	0.6%	60,615	1.0%	92,641	1.3%	132,655	1.9%	125,168	2.1%

Total Commercial	2,052,286	37.5%	2,419,427	39.3%	3,138,203	44.3%	3,087,028	44.6%	3,325,958	55.2%

Consumer:
Personal (installment and other loans)	207,156	3.8%	305,058	5.0%	402,195	5.7%	383,460	5.5%	378,269	6.3%
Automobile	—	0.0%	—	0.0%	—	0.0%	2	0.0%	610	0.0%
Credit Cards	236,789	4.3%	261,531	4.2%	240,858	3.4%	193,260	2.8%	169,416	2.8%
Consumer Finance	558,948	10.2%	578,243	9.4%	611,114	8.6%	625,266	9.0%	—	0.0%

Total Consumer	1,002,893	18.2%	1,144,832	18.5%	1,254,167	17.6%	1,201,988	17.3%	548,295	9.1%

Mortgage:
Residential	2,412,136	44.1%	2,591,930	42.1%	2,682,362	37.9%	2,649,128	38.1%	2,141,358	35.6%
Commercial	3,158	0.1%	3,658	0.1%	3,600	0.1%	5,412	0.1%	6,121	0.1%

Total Mortgage	2,415,294	44.3%	2,595,588	42.2%	2,685,962	38.0%	2,654,540	38.2%	2,147,479	35.7%

Total Loans, net of unearned interest
and deferred fees	$5,470,473	100.0%	$6,159,847	100.0%	$7,078,332	100.0%	$6,943,556	100.0%	$6,021,732	100.0%

The gross loan portfolio, including loans held for sale, reflected a decrease of $689.4 million or 11.2%, to $5.4 billion at December 31, 2009, compared to the figures reported as of December 31, 2008.
The commercial and construction portfolio experienced a decrease of $218.2 million and $123.3 million, respectively over last year. The reduction in these portfolios was basically due to the sale to an affiliate of $131.2 million of commercial and industrial and construction loans, including some classified as impaired, and $210.3 million of repayments, net of originations for the year ended December 31, 2009.
The Corporation reported decrease in mortgage portfolio of $180.3 million or 7.0% for the year ended December 31, 2009 when compared with the same period in the prior year. For the year ended December 31, 2009 residential mortgage loans origination was $150.3 million or 43.5%, less than the $345.7 million originated during the same period in 2008. For the year ended December 31, 2009, mortgage loans sold and securitized were $169.5 million, a $43.9 million less than mortgage loans sold and securitized during 2008. Also, there was a decrease in consumer loans portfolio (credit cards and personal installment loans and consumer finance) of $141.9 million or 12.4% which comprised decreases of $97.9 million in personal loans, $24.7 million in credit card and $19.3 million in consumer finance, when compared with the same figures in 2008.
During the year ended December 31, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recognized on this transaction.
During 2009, the Corporation has restructured residential real estate loans and commercial loans whose terms have been modified and was already identified as a Trouble Debt Restructuring (TDR’s), as stated on FASB ASC Topic 310, “Receivables”. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Once a loan is determined to be a TDR, then various effects must be considered, such as: identifying the loan as impaired, performing an impairment analysis, applying proper revenue recognition accounting, and reviewing its regulatory credit risk grading. Total restructured loans under this program amounted $95.1 million as of December 31, 2009. Refer to the Allowance for Loan Losses section for further information.
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
A reserve for expected losses is determined under the provisions of FASB ASC Topic 450 for all loans not evaluated individually for impairment. Effective July 1, 2009, the Corporation revised its quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios. Through the end of the second quarter ended June 30, 2009, the Corporation’s quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios was based on a historical loss rate analysis, which relied on historical loss experience over a defined period for pools of loans with common characteristics. The revised quantitative methodology is based on a migration analysis/roll rate and considers both historical loss rates and loss rates based on the likelihood of credit deterioration (expectation of current loans becoming delinquent in monthly increments until they default and are charged-off). The loss factor estimated based on this methodology may be adjusted to incorporate seasonality attributes as well as to reflect recent economic or business trends that may affect the collectability of the portfolio. The loss factor is then applied to the outstanding portfolio at period end to estimate the amount of expected charge offs and the provision for loan losses required to supports an adequate allowance for loan losses. The Corporation’s decision to revise and improve its methodology was made after a thorough evaluation of the reliability of the revised methodology including a back testing analysis. Management believes that the revised quantitative methodology provides a more reliable estimate of probable losses on its existing consumer and consumer finance portfolios.

The Corporation considers in its allowance for loan and lease losses, debt’s modification of terms that may be identified as Troubled Debt Restructurings (TDRs), as stated on FASB ASC Topic 310. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs represent loans where concessions have been granted to borrowers experiencing financial difficulties that the creditor would not otherwise consider. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. Classification of loan modifications as TDRs involves a degree of judgment. Indicators that the debtor is experiencing financial difficulties include, for example: (i) the debtor is currently in default on any of its debt; (ii) the debtor has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the debtor will continue to be a going concern; (iv) currently, the debtor has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the debtor forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the debtor cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor. The identification of TDRs is critical in the determination of the adequacy of the allowance for loan losses. Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR). Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after classified) and the loan yields a market rate. The Corporation identifies as TDRs and impaired, residential real estate loans whose terms have been modified under the conditions set forth in FASB ASC Topic 310, as mentioned previously. Although the accounting codification guidance for specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage loans), it specifically requires that loan modifications considered TDR’s be analyzed under its provisions.
For purposes of determining the impairment analysis to be applied on TDR’s, the Corporation stratifies these loans into performing loans and non-performing loans. Impairment measure in performing loans was based on the present value of future cash flows discounted at the loan’s original contractual rate. The impairment measure on non-performing loans is based on the fair value of the collateral net of dispositions cost. During 2009, the Corporation restructured $95.1 million residential mortgage loans with allowance for loan losses of $6.1 million.
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

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$191,889	$166,952	$106,863	$66,842	$69,177
Allowance acquired (Island Finance)	—	—	—	35,104	—
Provision for loan losses	152,496	175,523	147,824	65,583	20,400

	344,385	342,475	254,687	167,529	89,577

Losses charged to the allowance:
Commercial and industrial	21,536	17,782	10,375	9,792	8,044
Construction	2,459	32,257	2,710	—	1,438
Mortage	7,340	1,257	1,768	—	—
Consumer	55,565	44,682	29,281	16,679	17,351
Consumer Finance	63,322	56,444	44,484	38,345	—
Leasing	1,801	2,064	2,742	2,071	986

	152,023	154,486	91,360	66,887	27,819

Recoveries:
Commercial and industrial	1,614	626	1,192	2,463	1,686
Construction	—	20	—	—	—
Mortage	92	—	—	—	—
Consumer	1,404	1,256	904	1,677	2,646
Consumer Finance	1,452	1,517	1,088	1,314	—
Leasing	379	481	441	767	752

	4,941	3,900	3,625	6,221	5,084

Net loans charged-off	147,082	150,586	87,735	60,666	22,735

Balance at end of year	$197,303	$191,889	$166,952	$106,863	$66,842

Ratios:
Allowance for loan losses to year-end loans	3.61%	3.12%	2.36%	1.54%	1.11%
Recoveries to charge-offs	3.25%	2.52%	3.97%	9.30%	18.28%
Net charge-offs to average loans	2.57%	2.23%	1.25%	0.93%	0.38%
Allowance for loan losses to net charge-offs	134.14%	127.43%	190.29%	176.15%	294.00%
Allowance for loan losses to non-performing loans	68.07%	90.21%	56.70%	100.01%	90.72%

Provision for loan losses to:
Net charge-offs	103.68%	116.56%	168.49%	108.11%	89.73%
Average loans	2.67%	2.60%	2.10%	1.00%	0.34%
The Corporation recognized reserves related to unfunded lending commitments and standby letters of credit from the allowance for the loan losses to other liabilities. Changes in the reserve for unfunded commitments and standby letters of credit were as follows:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$1,562	$1,835	$1,864	$1,666	$1,269
Provision (credit) for unfunded lending commitments and stand by letters of credit	(114)	(273)	(29)	198	397

Balance at end of year	$1,448	$1,562	$1,835	$1,864	$1,666

2009 compared to 2008. The Corporation’s allowance for loan losses was $197.3 million or 3.61% of period-end loans at December 31, 2009, a 49 basis point increase compared to $191.9 million, or 3.12% of period-end loans at December 31, 2008. The $197.3 million in the allowance for loan losses is comprised of $133.9 million related to the Bank and $63.4 million related to Island Finance entity, with a provision for loan losses of $96.4 million and $56.1 million for each respective segment for the year ended December 31, 2009.
The 49 basis points increment in the ratio of allowance for loan losses to period-end loan for the year ended December 31, 2009 as compared with the same period in 2008 was driven by $77.1 million increase in non-performing loans which amounted $289.8 million as of December 31, 2009 versus $212.7 million as of December 31, 2008. The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. On a quarterly basis, the Corporation reviews and evaluates historical loss experience by loan type, quantitative factors (historical net charge-offs, statistical loss estimates, etc.) as well as qualitative factors (current economics conditions, portfolio composition, delinquency trends, industry concentrations, etc.).
The ratio of the allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 65.5% and 84.8% at December 31, 2009 and 2008, respectively. Excluding non-performing mortgage loans this ratio was 203.7% at December 31, 2009 compared to 194.4% at December 31, 2008.
The annualized ratio of net charge-offs to average loans for the year ended December 31, 2009 and 2008 was 2.57% and 2.23%, respectively, reflecting an increase of increasing 34 basis points.
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

Broken down by major loan categories, the allowance for loan losses for each of the five years in the period ended December 31, 2009 was as follows:

	Year ended December 31,
	2009		2008		2007		2006		2005
		% of loans		% of loans		% of loans		% of loans		% of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Commercial	$37,150	19.1%	$36,926	35.2%	$29,883	35.8%	$29,846	49.3%	$27,765	49.3%
Construction	3,518	1.8%	15,496	3.1%	23,735	6.8%	3,128	3.5%	1,456	3.5%
Consumer	56,927	29.3%	46,135	9.2%	33,641	9.5%	20,099	9.4%	30,664	9.4%
Consumer Finance	63,373	32.6%	69,128	9.4%	68,359	8.6%	41,281	—	—	—
Mortgage	32,969	17.0%	22,876	42.1%	7,379	38.0%	9,249	35.7%	2,415	35.7%
Lease financing	366	0.2%	373	1.0%	1,292	1.3%	555	2.1%	2,128	2.1%
Unallocated	3,000		955	—	2,663	—	2,705	—	2,414	—

	$197,303	100.0%	$191,889	100.0%	$166,952	100.0%	$106,863	100.0%	$66,842	100.0%

Under the caption “Unallocated” the Corporation maintains an unallocated reserve for loan losses of $3.0 million as of December 31, 2009. The unallocated reserve is maintained to cover the effect of probable economic deterioration above and beyond what is reflected in the asset-specific component of the allowance. This component represents management’s view that given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the asset-specific component of the allowance. The level of the unallocated reserve may change periodically after evaluating factors impacting assumptions used in the calculation of the asset specific component of the reserve.
At December 31, 2009, 2008 and 2007, the portion of the allowance for loan losses related to impaired loans was $28.8 million, $18.4 million and $25.6 million, respectively. Please refer to Notes 1 and 5 to the consolidated financial statements for further information.
Liabilities
The principal sources of funding for the Corporation are its equity capital, core deposits from retail and commercial clients, and wholesale deposits and borrowings raised in the interbank and commercial markets.
As of December 31, 2009 total liabilities amounted $6.2 billion, $1.2 billion or 16.0% less when compared to figures reported as of December 31, 2008. This reduction in total liabilities was principally due to a decrease in total deposits of $619.3 million or 12.4% to $4.4 billion balance reported as of December 31, 2009 and a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $432.6 million or 22.3% as of December 31, 2009 from $1.9 billion at December 31, 2008.
Total deposits of $4.4 billion as of December 31, 2009 were composed of $0.3 billion in brokered deposits and $4.1 billion of customer deposits. Compared to December 31, 2008, brokered deposits reflected a decrease of $676.3 million or 69.4% and customer deposits reflected an increase of $56.9 million as of December 31, 2009.
Total borrowings at December 31, 2009 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $432.6 million or 22.3% compared to borrowings at December 31, 2008. This reduction was mainly due to the cancellation of $375 million in securities sold under agreements to repurchase, $125.0 million decrease in federal home loan bank advances partially offset by an increase of $48.0 million in federal funds purchased and $16.5 million in commercial paper issued.

On January 22, 2010, the Corporation and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2009 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $612 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
On September 24, 2009, the Corporation and Santander Financial Services, Inc., entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico. Under the Loan Agreement, the Bank advanced $190 million and $440 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2008 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $630 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
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
The following table sets forth the Corporation’s average daily balance of liabilities for the years ended December 31, 2009, 2008 and 2007 by source, together with the average interest rates paid thereon.

	Year ended December 31,
	2009			2008			2007
		% of			% of			% of
	Average	Total	Average	Average	Total	Average	Average	Total	Average
	Balance	Liabilities	Cost	Balance	Liabilities	Cost	Balance	Liabilities	Cost
	(Dollars in thousands)
Savings deposits	$1,817,911	27.8%	1.05%	$1,691,094	20.7%	2.07%	$1,715,631	19.9%	3.02%
Time deposits	2,136,437	32.6%	2.83%	3,135,260	38.3%	3.75%	2,820,495	32.7%	4.95%

Interest-bearing deposits	3,954,348	60.4%	2.01%	4,826,354	59.0%	3.16%	4,536,126	52.6%	4.22%

Federal funds, repos, and commercial paper and other borrowings	1,240,099	19.0%	2.87%	2,047,442	25.0%	3.81%	2,805,003	32.5%	5.49%
Term and subordinated notes	325,884	5.0%	4.71%	267,093	3.3%	5.22%	284,944	3.3%	6.02%

Total borrowings	1,565,983	24.0%	3.25%	2,314,535	28.3%	3.97%	3,089,947	35.8%	5.54%

Total interest-bearing liabilities	5,520,331	84.4%	2.36%	7,140,889	87.3%	3.42%	7,626,073	88.4%	4.75%

Non-interest-bearing deposits	691,482	10.6%	0.00%	732,314	9.0%	0.00%	685,875	8.0%	0.00%
Other liabilities	331,241	5.0%	0.00%	303,229	3.7%	0.00%	310,228	3.6%	0.00%

Total non-interest-bearing liabilities	1,022,723	15.6%	0.00%	1,035,543	12.7%	0.00%	996,103	11.6%	0.00%

Total Liabilities	$6,543,054	100.0%	1.99%	$8,176,432	100.0%	2.99%	$8,622,176	100.0%	4.20%

The following tables set forth additional details on the Corporation’s average deposit base for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
Average Total Deposits	2009	2008	2007
	(Dollars in thousands)
Private Demand	$690,924	$731,645	$684,922
Public Demand	558	669	953

Non-interest bearing	691,482	732,314	685,875

Savings Accounts	739,901	641,970	657,044
NOW and Super NOW accounts	474,364	417,654	401,104
Government NOW accounts	603,646	631,470	657,483

Total Savings Accounts	1,817,911	1,691,094	1,715,631

Time deposits:
Under $100,000	219,543	273,409	262,561
$100,000 and over	1,916,894	2,861,851	2,557,934

Total Time Deposits	2,136,437	3,135,260	2,820,495

Total Interest Bearing Deposits	3,954,348	4,826,354	4,536,126

Total Deposits	$4,645,830	$5,558,668	$5,222,001

The Corporation’s most important source of funding is its customer deposits. Total average deposits reached $4.6 billion for the year ended December 31, 2009, a decrease of 16.4% compared with figures reported in 2008. Average interest-bearing deposits decreased $872.0 million or 18.1% to $4.0 billion as of December 31, 2009, which includes a decrease in average other time deposits of $998.8 million or 31.9% offset by an increase of $126.8 million in average savings and Now accounts when compared with the figures reported in prior year. Average non-interest bearing deposits are the least expensive sources of funding used by Corporation and represent 10.6%, 9.0% and 8.0% of the Corporation average total liabilities for the years ended December 31, 2009, 2008 and 2007, respectively Total average deposits represented 71.0%, 68.0% and 60.6% of the total average liabilities of the Corporation as of December 31, 2009, 2008 and 2007, respectively.
For the year ended December 31, 2009, the Corporation’s customer deposits (average balance) consisted of $691.5 million in non interest-bearing-checking accounts and $4.0 billion of interest-bearing deposits. The decrease in average interest-bearing deposits was primarily in time deposits greater than $100,000, which reflected a decrease of $945.0 million or 33.0%.
The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(Dollars in thousands)
Three months or less	$1,156,944	$702,292	$1,105,405
Over three months through six months	180,450	397,697	365,957
Over six months through twelve months	90,064	1,000,911	79,576
Over twelve months	76,303	261,580	948,841

Total	$1,503,761	$2,362,480	$2,499,779

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
For further information regarding the Corporation’s deposits and borrowings, see Notes 11 and 12 to the consolidated financial statements.
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
Stockholders’ equity was $595.9 million or 8.8% of total assets at December 31, 2009, compared to $551.6 million or 7.0% of total assets at December 31, 2008. The $44.3 million change in stockholders’ equity was composed by net income of $41.3 million, stock incentive plan expense recognized as capital contribution of $1.1 million, net of payment to ultimate parent, for the period, an increase in minimum pension benefits of $5.0 million. These increases were offset by an increase of $3.1 million of unrealized loss on investment securities available for sale, net of tax, included in accumulated other comprehensive loss.
The Corporation declared a cash dividend of $0.20 and $0.64 per common share during the years ended December 31, 2008 and 2007, respectively. The current annualized dividend yield is 1.6% and 7.4% for the years ended December 31, 2008 and 2007, respectively. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation may use a portion of the funds previously paid as dividends to reduce its outstanding debt. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, these prudent measures will preserve and continue to reinforce the Corporation’s capital position.
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
During the years ended December 31, 2009, 2008 and 2007, the Corporation did not repurchase any shares of common stock. As of December 31, 2009, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. Management believes that the repurchase program has not had a significant effect on the Corporation’s liquidity and capital positions.
The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation’s common stock. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
Up to December 31, 2009, the 4thquarter of 2009, the Corporation’s stock price traded consistently below (from $9.58 to $13.12) the book value per share of $12.78 as of December 31, 2009. This is mainly attributed to the current condition of the worldwide and Puerto Rico economy which has affected the stock market, where all stocks and specially the ones in the financial sector both in Puerto Rico and the United States have experienced a depression in price. Also, the Corporation’s stock experienced a limited float, due to 91% were owned by Santander SA. These situations impact a relatively small changes or trends in volume triggers a significant impact in the share price.
On December 14, 2009, Banco Santander, S.A. announced by press release that it intends to commence a cash tender offer through its wholly-owned subsidiary, Administración de Bancos Latinoamericanos Santander, S.L., for all outstanding publicly-held shares of common stock of the Corporation at $12.25 per share. Banco Santander S.A, which currently owns 90.6% of the outstanding shares of the Corporation, commenced the tender offer during the first quarter of 2010. As soon as reasonably practicable after the consummation of the offer Banco Santander S.A. intends to consummate a short-form merger with the Corporation in which all remaining public stockholders will receive the same price per share as was paid in the offer, without interest. The commencement and completion of the tender offer does not require any approval by the board of directors of the Corporation and Banco Santander, S.A has not asked the board of directors of the Corporation to approve the tender offer. The Corporation’s board of directors is evaluating the terms of the proposed offer and has not taken a position with respect to the offer. The complete terms, conditions and other details of the tender offer will be contained in materials filed by Banco Santander S. A. with the U.S. Securities and Exchange Commission when the offer commences.
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
The Corporation’s common stock is listed on the New York Stock Exchange (“NYSE”) and on the Madrid Stock Exchange (LATIBEX). The symbol on the NYSE and on the LATIBEX for the common stock is “SBP” and “XSBP,” respectively. There were approximately 110 holders of record of the Corporation’s common stock as of December 31, 2009, not including beneficial owners whose shares are held in names of brokers or other nominees.
As of December 31, 2009, the Bank was classified as a “well capitalized” institution under the regulatory framework for prompt corrective action. At December 31, 2009, the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios of the Corporation at December 31, 2009 were 10.60% and 15.55%, respectively, and the leverage ratio was 7.98%. Refer to notes 1 and 26 in the consolidated financial statements for additional information.

Capital Adequacy Data							To be Well Capitalized
				For Minimum Capital			Under Prompt Corrective
	Actual			Adequacy			Action Provision
				Amount	Ratio		Amount	Ratio
	Amount	Ratio		Must be	Must be		Must be	Must be
				(Dollars in thousands)
December 31, 2009:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$765,629	15.55%	≥	$393,865	≥8.00%		N/A
Banco Santander Puerto Rico	686,964	15.60%	≥	352,244	≥8.00%	≥	$440,305	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	521,842	10.60%	≥	196,932	≥4.00%		N/A
Banco Santander Puerto Rico	571,380	12.98%	≥	176,122	≥4.00%	≥	264,183	≥6.00%
Leverage (to average assets)
Santander BanCorp	521,842	7.98%	≥	196,075	≥3.00%		N/A
Banco Santander Puerto Rico	571,380	8.77%	≥	195,403	≥3.00%	≥	325,672	>5.00%
December 31, 2008:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$726,863	12.83%	≥	$453,114	≥8.00%		N/A
Banco Santander Puerto Rico	662,161	12.87%	≥	411,725	≥8.00%	≥	$514,656	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	476,268	8.41%	≥	226,557	≥4.00%		N/A
Banco Santander Puerto Rico	537,395	10.44%	≥	205,863	≥4.00%	≥	308,795	≥6.00%
Leverage (to average assets)
Santander BanCorp	476,268	6.10%	≥	234,278	≥3.00%		N/A
Banco Santander Puerto Rico	537,395	6.88%	≥	234,488	≥3.00%	≥	390,813	>5.00%
December 31, 2007:
Total Capital (to Risk Weighted Assets)
Santander BanCorp	$697,009	10.55%	≥	$528,134	≥8.00%		N/A
Banco Santander Puerto Rico	647,482	10.91%	≥	474,647	≥8.00%	≥	$593,309	≥10.00%
Tier I (to Risk Weighted Assets)
Santander BanCorp	490,259	7.42%	≥	264,067	≥4.00%		N/A
Banco Santander Puerto Rico	573,022	9.66%	≥	237,324	≥4.00%	≥	355,986	≥6.00%
Leverage (to average assets)
Santander BanCorp	490,259	5.38%	≥	273,297	≥3.00%		N/A
Banco Santander Puerto Rico	573,022	6.84%	≥	251,493	≥3.00%	≥	419,155	>5.00%

Goodwill and Intangible Assets
Total goodwill and intangibles at December 31, 2009, 2008 and 2007 consisted of:

	2009	2008	2007
	(Dollars in millions)
Mortgage Servicing Rights	$9.7	$10.2	$9.6
Advisory Servicing Rights	1.0	1.3	1.6
Trade Name	18.3	18.3	18.3
Non-compete Agreement	—	0.1	0.7
Goodwill:
Retail Banking	10.5	10.5	10.5
Wealth Management	24.3	24.3	24.3
Consumer Finance	86.7	86.7	86.7

	$150.5	$151.4	$151.7

Goodwill and intangible assets were $121.5 million and $28.9 million at December 31, 2009.
Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. These intangible assets are being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreement was intangible asset related to the acquisition of Island Finance. The non-compete agreement has been fully amortized.
Contractual Obligations and Commercial Commitments
As disclosed in the notes to the consolidated financial statements, the Corporation has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments on debt and lease agreements. Also, in the normal course of business, the Corporation enters into contractual agreements whereby it commits to future purchases of products or services from third parties. Obligations that are legally binding agreements, whereby the Corporation agrees to purchase products or services with a specific minimum quantity defined a fixed minimum or variable price over a specified period of time, are defined as purchases obligations. At December 31, 2009, the aggregate contractual cash obligations, including purchases obligations and borrowings maturities, were:

	Payments due by Period
	as of December 31, 2009
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual Obligations:
Federal funds purchased and other borrowings	$50,000	$50,000	$—	$—	$—
Commercial paper	67,482	67,482	—	—	—
Federal Home Loan Bank Advances	1,060,000	735,000	325,000	—	—
Subordinated notes	308,691	—	—	—	308,691
Term notes	20,581	4,802	6,697	9,082	—
Operating lease obligations	122,406	30,933	22,154	18,970	50,349
Pension plan contribution	1,366	1,366	—	—	—

Total	$1,630,526	$889,583	$353,851	$28,052	$359,040

	Amount of Commitment and expiration period
	as of December 31, 2009
					More
		Less than			than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Other Commercial Commitments:
Lines of credit and financial guarantees written	41,837	40,612	874	351	—
Commitments to extend credit	1,218,115	1,218,115	—	—	—

Total	$1,259,952	$1,258,727	$874	$351	$—

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
Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Due to the challenging environment, the Corporation implemented during 2006 more stringent underwriting and lending criteria.
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

The following table provides the composition of the Corporation’s loan portfolio as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	($ in thousands)
Commercial and industrial	$1,947,809	$2,165,613

Consumer — banking operations	443,567	565,833

Consumer Finance:
Consumer Installment Loans	504,054	686,277
Mortgage Loans	279,456	310,642

	783,510	996,919

Leasing	36,624	64,065

Construction	70,879	194,596

Mortgage Loans	2,385,592	2,553,328

Sub-total	5,667,981	6,540,354

Unearned income and deferred fees/cost:
Banking operations	328	(290)
Consumer finance	(224,562)	(418,676)

Allowance for loans losses:
Banking operations	(133,930)	(122,761)
Consumer finance	(63,373)	(69,128)

	$5,246,444	$5,929,499

The Corporation’s gross loan portfolio as of December 31, 2009 and 2008 amounted to $5.7 billion and $6.5 billion respectively, which represented 92.5% and 90.9%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of December 31, 2009 and 2008, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
As of December 31, 2009 and 2008, the Corporation had over 312,000 and 379,000 consumer loan customers, respectively, and over 8,000 and 7,000 commercial loan customers, respectively, As of such dates, the Corporation had 44 and 50 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $11.7 and $31.3 million in cross-border loans as of December 31, 2009 and 2008, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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

	December 31, 2009
	First	Second	Total	Vintage	Non-performing	% of
	mortgage	mortgage	Mortgage	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2009	$50,615	$385	$51,000	2%	$—	0.00%
2008	108,939	1,567	110,506	5%	2,116	1.91%
2007	252,133	2,528	254,661	11%	13,768	5.41%
2006	528,486	3,823	532,309	22%	43,390	8.15%
2005	554,696	528	555,224	23%	40,410	7.28%
2004 and earlier	879,490	2,402	881,892	37%	49,028	5.56%

Sub- Total	$2,374,359	$11,233	$2,385,592	100%	$148,712	6.23%

	December 31, 2008
	First	Second	Consumer	Other	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	mortgage	Mortgage	% of total	loans	total loans
				(Dollars in thousands)
Vintage:
2008	$106,836	$2,359	$—	$—	$109,195	4%	$638	0.58%
2007	269,220	2,546		—	271,766	11%	5,701	2.10%
2006	578,086	4,319	31	157	582,593	23%	32,198	5.53%
2005	604,142	636	—	—	604,778	24%	24,251	4.01%
2004	439,674	487		—	440,161	17%	16,256	3.69%
2003 and earlier	543,044	1,578	55	158	544,835	21%	22,953	4.21%

Sub- Total	$2,541,002	$11,925	$86	$315	$2,553,328	100%	$101,997	3.99%

The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 59% and 44% of the total mortgage originations for the years ended December 31, 2009 and 2008, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 41% and 56% of the total originated mortgage portfolio for the years ended December 31, 2009 and 2008. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 42% and 39% of total gross loans at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the first mortgage portfolio totaled approximately $2.4 billion and $2.5 billion, while the second mortgage portfolio was approximately $11.2 million and $11.9 million as of December 31, 2009 and 2008, respectively, from banking operations.
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
The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	December 31, 2009
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
				(Dollars in thousands)
Vintage:
2009	$13,810	$121	$—	$13,931	9%	$—	0.00%
2008	28,033	378	—	28,411	18%	2,289	8.06%
2007	24,811	1,052	1,079	26,942	17%	2,467	9.16%
2006	12,299	899	20,557	33,755	21%	4,545	13.46%
2005	10,824	1,079	17,151	29,054	18%	2,789	9.60%
2004 and earlier	21,457	6,069	—	27,526	17%	4,165	15.13%

Total	$111,234	$9,598	$38,787	$159,619	100%	$16,255	10.18%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
	(Dollars in thousands)
Vintage:
2008	$31,441	$696	$—	$32,137	19%	$262	0.82%
2007	28,323	1,498	1,246	31,067	19%	572	1.84%
2006	13,409	1,281	22,355	37,045	21%	3,196	8.63%
2005	12,208	1,219	19,953	33,380	20%	3,014	9.03%
2004	11,524	3,108	—	14,632	9%	1,776	12.14%
2003 and earlier	13,129	6,185	—	19,314	12%	2,160	11.18%

Total	$110,034	$13,987	$43,554	$167,575	100%	$10,980	6.55%

*	Net of unearned finance charges and deferred income/cost
The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,). The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at December 31, 2009 and 2008.

	December 31, 2009
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,514,980	72%	$251,166	70%	$619,446	73%	$2,385,592	72%
Consumer Finance	68,339	66%	39,437	67%	51,843	65%	159,619	64%

	$1,583,319		$290,603		$671,289		$2,545,211

Consumer Installment Loans*:
Banking Operations	$284,635	n/a	$53,808	n/a	$105,124	n/a	$443,567	n/a
Consumer Finance	187,747	n/a	109,654	n/a	101,710	n/a	399,111	n/a

	$472,382		$163,462		$206,834		$842,678

*	Net of unearned finance charges and deferred income/cost

	December 31, 2008
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
	(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,984,652	80%	$308,690	81%	$259,986	76%	$2,553,328	80%
Consumer Finance	65,516	61%	41,652	62%	60,407	61%	167,575	61%

	$2,050,168		$350,342		$320,393		$2,720,903

Consumer Installment Loans*:
Banking Operations	$427,056	n/a	$59,070	n/a	$79,707	n/a	$565,833	n/a
Consumer Finance	176,334	n/a	119,492	n/a	114,842	n/a	410,668	n/a

	$603,390		$178,562		$194,549		$976,501

*Net of unearned finance charges and deferred income/cost
At December 31, 2009, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $619.4 million and $51.8 million for banking operations and consumer finance business, respectively, a 26% and 32% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2009 includes $5.1 million or 1.0% of originated loans during the year for banking operations and $2.9 million or 5.6% for consumer finance portfolio. At December 31, 2008, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $260 million and $60 million for banking operations and consumer finance business, respectively, a 10% and 36% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2008 includes $5.3 million or 1.5% of originated loans during the year for banking operations and $7.9 million or 13% for consumer finance portfolio.
The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of December 31, 2009 and 2008 was 677 and 706, respectively and an average LTV of 72% as compared to 80% as of December 31, 2008. For its consumer finance business residential mortgages, average FICO score, as of December 31, 2009 and December 31, 2008 was 643 and 648, respectively and an average LTV of 66% as of December 31, 2009 as compared to 61% as of December 31, 2008. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
Residential mortgage loan origination for banking operations was $195.4 million for the year ended December 31, 2009 and $345.7 million for the year ended December 31, 2008. The Corporation sold and securitized $169.5 million and $213.4 million for the year ended December 31, 2009 and 2008, respectively, to third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $7.7 million and $18.8 million of near prime or “Band C” loans for the year ended December 31, 2009 and 2008, respectively.
The Corporation added strength to the control over its credit activities and does not pursue near prime or “Band C” residential mortgage and consumer installment as a core product of its lending activities. Under the Loss Mitigation Policy (“LMP”), the Corporation evaluates several alternatives for identifying near prime or “Band C” residential mortgage loan borrowers who are at risk of default in order to design and offer loan mitigation strategies, including repayment plans and loan modifications to such borrowers. The objective of the Loss Mitigation Policy is to document the approach to loss mitigation manage and reduce the risk of loss for the consumer and mortgage portfolios and takes into consideration the current stress that consumer and mortgage borrowers are facing in Puerto Rico. The Corporation’s strategy is to maximize the recovery from delinquent and past due consumer and mortgage loans by actively working with borrowers to develop repayment plans that avoid foreclosure or other legal remedies.
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
During 2009, the Corporation has restructured residential real estate loans and commercial loans whose terms have been modified and was already identified as a Trouble Debt Restructuring (TDR’s), as stated on FASB ASC Topic 310, “Receivables”. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Once a loan is determined to be a TDR, then various effects must be considered, such as: identifying the loan as impaired, performing an impairment analysis, applying proper revenue recognition accounting, and reviewing its regulatory credit risk grading. Total restructured loans under this program amounted $95.1 million as of December 31, 2009. Refer to the Allowance for Loan Losses section for further information.
Industry Risk
Commercial loans, including commercial real estate and construction loans, amounted to $2.1 million as of December 31, 2009. The Corporation accepts various types of collateral to guarantee specific loan obligations. As of December 31, 2009, the use of real estate as loan collateral has resulted in a portfolio of approximately $1.2 billion, or 57.5% of the commercial loan portfolio. In addition, as of such date, loans secured by cash collateral and marketable securities amounted to $209.2 million, or 10.2% of the commercial loan portfolio. Commercial loans guaranteed by federal or local government amounted to $153.4 million as of December 31, 2009, which represents 7.5% of the commercial loan portfolio. The remaining commercial loan portfolio had $85.9 million partially secured by other types of collateral including, among others, equipment, accounts receivable, and inventory. As of December 31, 2009, unsecured commercial loans represented $425.3 million or 20.7% of commercial loans receivable; however, the majority of these loans were backed by personal guarantees.
In addition to the commercial loan portfolio indicated above, as of December 31, 2009, the Corporation had $1.2 billion in unused commitments under commercial lines of credit. These credit facilities are typically structured to mature within one year. As of December 31, 2009, stand-by letters of credit amounted to $41.8 million.
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
Government Risk
As of December 31, 2009, $181.1 million of the Corporation’s investment securities represented exposure to the U.S. government in the form of U.S. Treasury securities and federal agency obligations. In addition, as of such date, $37.6 million of residential mortgages and $40.4 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies through the Small Business Administration (SBA) and Rural Development Programs. Furthermore, as of December 31, 2009, there were $83.4 million of investment securities representing obligations of the Commonwealth of Puerto Rico, its agencies, instrumentalities and political subdivisions as well as $7.1 million of mortgage loans and $318.8 million in commercial loans issued to or guaranteed by Puerto Rico government agencies, instrumentalities, political subdivisions and municipalities. As of December 31, 2009, the Corporation’s credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities was $409.3 million composed of $141.1 million in municipalities loans, $184.8 million in other government credit facilities and $83.4 million in outstanding bonds and other obligations. The Corporation believes that the credit exposure to the Commonwealth of Puerto Rico and its political subdivisions and municipalities is manageable. The Commonwealth of Puerto Rico has a long-standing record of supporting all of its debt obligations. It has never defaulted in the payment of principal or interest on any public debt. The Corporation’s level of exposure is manageable given the fact that its outstanding loans and investment securities have either one or more of the following characteristics: (i) investment grade rated counterparties, (ii) identifiable source of repayment, (iii) high ranking in repayment priority or (iv) tangible collateral. The Corporation has $141.1 million on loans or obligations to various Municipalities for which payments are secured by the full faith, credit and unlimited taxing power of the Municipalities. The Corporation anticipates recovery of the amortized cost of these securities at maturity. Since the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, and the contractual term of these investments do not permit the issuer to settle the securities at a price less than the amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Non-performing Assets and Past Due Loans
The following table sets forth non-performing assets as of December 31, 2009, 2008, 2007, 2006 and 2005.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial, Industrial and Agricultural	$31,021	$30,564	$21,236	$15,549	$14,326
Construction	15,571	13,856	141,140	3,966	3,414
Mortgage	186,202	116,473	80,805	51,341	45,292
Consumer	10,385	13,479	10,818	7,590	4,747
Consumer Finance	43,782	35,508	37,412	24,731	—
Lease Financing	1,908	2,493	2,334	2,783	3,340
Restructured Loans	977	341	693	892	2,560

Total non-performing loans	289,846	212,714	294,438	106,852	73,679
Total repossessed assets	34,486	21,592	16,447	6,173	2,706

Non-performing assets	$324,332	$234,306	$310,885	$113,025	$76,385

Accruing loans past-due 90 days or more	$11,214	$13,462	$7,162	$20,938	$2,999

Non-performing loans to total loans	5.30%	3.45%	4.16%	1.54%	1.22%
Non-performing loans plus accruing loans past due 90 days or more to total loans	5.50%	3.67%	4.26%	1.84%	1.27%
Non-performing assets to total assets	4.79%	2.97%	3.39%	1.23%	0.92%
Interest lost	$11,888	$9,268	$7,708	$3,112	$2,111
Non-performing assets consist of past-due commercial loans, construction loans, lease financing and closed-end consumer loans with principal or interest payments over 90 days on which no interest income is being accrued, and mortgage loans with principal or interest payments over 120 days past due on which no interest income is being accrued, renegotiated loans and other real estate owned.
Once a loan is placed on non-accrual status, interest is recorded as income only to the extent of the Corporation’s management expectations regarding the full collectibility of principal and interest on such loans. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $11.9 million, $9.3 million and $7.7 million in 2009, 2008 and 2007, respectively.
Non-performing loans to total loans as of December 31, 2009 were 5.30%, 185 basis point increase compared to the 3.45% reported as of December 31, 2008. Non-performing loans at December 31, 2009 amounted to $289.8 million. The Corporation’s non-performing loans reflected an increase of $77.1 million or 36.3% compared to non-performing loans as of December 31, 2008. This change was driven by increases in non-performing mortgage loans of $69.7 million or 59.9% and in non-performing consumer loans (including non-performing consumer finance) of $5.2 million or 10.6%.
Repossessed assets increased $12.9 million or 59.7% to $34.5 million at December 31, 2009, from $21.6 million at December 31, 2008.
As of December 31, 2009, the coverage ratio (allowance for loan losses to total non-performing loans) decreased to 68.07% in 2009 from 90.21% in 2008. Excluding non-performing mortgage loans (for which the Corporation has historically had a minimal loss experience) this ratio is 230.42% at December 31, 2009 compared to 225.06% as of December 31, 2008.
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
Potential Problem Loans
As a general rule, the Corporation closely monitors certain loans not disclosed under “Non-performing Assets and Past Due Loans” but that represent a greater than normal credit risk. These loans are not included under the non-performing category, but management provides close supervision of their performance. The identification process is implemented through various risk management procedures, such as periodic review of customer relationships, a risk grading system, an internal watch system and a loan review process. This classification system enables management to respond to changing circumstances and to address the risk that may arise from changing business conditions or any other factors that bear significantly on the overall condition of these loans. The principal amounts of loans under this category as of December 31, 2009 and 2008 were approximately $428.5 million and $297.8 million, respectively.
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
The Corporation’s one-year cumulative GAP position at December 31, 2009, was negative $0.7 billion or -11.0% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at December 31, 2009 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions was considered, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.

	Interest Rate Sensitivity
	As of December 31, 2009
	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	Months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(Dollars in thousands)
ASSETS:
Investment Portfolio	$99,872	$18,689	$263,257	$22,337	$9,725	$—	$106,898	$520,778
Deposits with Other Banks	226,841	2,668	—	—	—	—	101,438	330,947
Loan Portfolio:
Commercial	1,014,360	339,663	190,250	161,354	116,998	67,934	91,020	1,981,579
Construction	47,943	6,501	9,678	1,728	3,524	1,333	—	70,707
Consumer	305,142	183,149	311,450	163,226	24,693	26	15,207	1,002,893
Mortgage	112,797	298,411	563,922	430,735	744,739	130,170	134,520	2,415,294
Fixed and Other Assets	—	—	—	—	—		444,238	444,238

Total Assets	1,806,955	849,081	1,338,557	779,380	899,679	199,463	893,321	6,766,436

LIABILITIES AND STOCKHOLDERS’ EQUITY:

External Funds Purchased:
Commercial Paper	67,500	—	—	—	—	—	(18)	67,482
Repurchase Agreements	—	—	—	—	—	—	—	—
Federal Funds and other borrowings	535,000	250,000	325,000	—	—	—	—	1,110,000
Deposits:
Certificates of Deposit	1,179,664	392,284	90,422	12,851	—	204	(6,362)	1,669,063
Demand Deposits and
Savings Accounts	184,934	37,028	202,028	159,145	118,055	—	(2,421)	698,769
Transactional Accounts	206,438	367,366	770,070	86,167	597,772	—	(85)	2,027,728
Senior and Subordinated Debt	4,815	—	15,757	—	244,691	60,000	4,009	329,272
Other Liabilities and Capital	—	—	—	—	—	—	864,122	864,122

Total Liabilities and Capital	2,178,351	1,046,678	1,403,277	258,163	960,518	60,204	859,245	6,766,436

Off-Balance Sheet
Financial Information
Interest Rate Swaps (Assets)	1,637,166	23,645	14,068	27,417	1,592,341	36,000	—	3,330,637
Interest Rate Swaps (Liabilities)	(1,762,447)	(23,645)	(13,787)	(27,417)	(1,467,341)	(36,000)	—	(3,330,637)
Caps	—	175	605	—	—	—	—	780
Caps Final Maturity	—	(175)	(605)	—	—	—	—	(780)

GAP	(496,677)	(197,597)	(64,439)	521,217	64,161	139,259	34,076	—

Cumulative GAP	$(496,677)	$(694,274)	$(758,713)	$(237,496)	$(173,335)	$(34,076)	$—	$—

Cumulative GAP to earning assets	-7.86%	-10.98%	-12.00%	-3.76%	-2.74%	-0.54%
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
As of December 31, 2009, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $6.8 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $35.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $22.1 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $140.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of December 31, 2009.

	NET INTEREST MARGIN SHOCK REPORT
	December 31, 2009
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s
Gross Interest Margin	$397.8	$406.5	$405.0	$401.6	$398.4	$394.8	$386.2

Sensitivity	$(3.8)	$4.9	$3.4		$(3.2)	$(6.8)	$(15.4)

	MARKET VALUE SHOCK REPORT
	December 31, 2009
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP's
Market Value of Equity	$761.1	$783.7	$774.1	$749.9	$750.9	$727.8	$702.2

Sensitivity	$11.2	$33.8	$24.2		$1.0	$(22.1)	$(47.7)
     As of December 31, 2009 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Derivatives
The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1 and 22 to the consolidated financial statements for details of the Corporation’s derivative transactions as of December 31, 2009 and 2008.
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
Hedging Activities:
The following table summarizes the derivative contracts designated as hedges as of December 31, 2009, 2008 and 2007, respectively:

	December 31, 2009
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Economic Undesignated Hedges
Interest Rate Swaps	125,000	(492)	(5,702)	—

Totals	$125,000	$(492)	$(5,702)	$—

	December 31, 2008
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Interest Rate Swaps	—	—	—	1,237
Economic Undesignated Hedges
Interest Rate Swaps	125,000	5,210	4,311	—

Totals	$125,000	$5,210	$4,311	$1,237

	December 31, 2007
				Other
				Comprehensive
	Notional		Gain	Income
(Dollars in thousands)	Amounts *	Fair Value	(Loss)	(Loss)**
Cash Flow Hedges
Foreign Currency	$—	$—	$—	$—
Interest Rate Swaps	650,000	(2,027)	—	(1,023)
Fair Value Hedges
Interest Rate Swaps	937,863	(4,425)	(465)	—

Totals	$1,587,863	$(6,452)	$(465)	$(1,023)

*	The notional amount represents the gross sum of long and short

**	Net of tax

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
Economic Undesignated Hedges:
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
As of December 31, 2009 and December 31, 2008, the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 0.68% and 6.22% as of December 31, 2009 and 3.24% and 6.22% as of December 31, 2008, respectively.
The Corporation had issued fixed rate debt swapped to create a floating rate source of funds. In this case, the Corporation matches all of the relevant economic variables (notional, coupon, payments date and exchanges, etc) of the fixed rate sources of funds to the fixed rate portion of the interest rate swaps, (which it received from counterparty), and pays the floating rate portion of the interest swaps. The effectiveness of these transactions is very high since all of the relevant economic variables are matched. For the year ended December 31, 2009 and 2008, the Corporation recognized a loss of approximately $5.7 million and a gain of $4.3 million, respectively, on these economic hedges, which is included in other income in the consolidated statements of income.
As of December 31, 2008, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 3.24% and 6.22%, respectively. As of December 31, 2008, the Corporation had two subordinated notes aggregating to approximately $125 million, with a fair value of $118.3 million, swapped to create a floating rate source of funds. As a result of the bankruptcy filing of Lehman Brothers Holding, Inc. (“LBHI”) and the default on its contractual payments as of September 19, 2008, the Corporation terminated $23.8 million of fixed-for-floating interest rate swaps. The derivative liability of the swaps with Lehman Brothers Special Financing (“LBSF”) was $681,535 as of September 19, 2008 and was paid on December 5, 2008. As of December 31, 2009 and 2008, the Corporation has $0.5 million and $5.2 million, respectively, in fair value of these economic undesignated hedges.
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

These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of December 30, 2009, 2008 and 2007, respectively:

	December 31, 2009
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,330,637	$220	$107
Interest Rate Caps	780	—	—
Other	3,447	(8)	(101)
Equity Derivatives	210,900	—	—

Totals	$3,545,764	$212	$6

	December 31, 2008
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,548,418	$(53)	$(392)
Interest Rate Caps	1,166	—	—
Other	3,862	93	48
Equity Derivatives	236,428	—	(21)

Totals	$3,789,874	$40	$(365)

	December 31, 2007
	Notional		Gain
(Dollars in thousands)	Amounts *	Fair Value	(Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,237,179	$257	$679
Interest Rate Caps	14,762	—	—
Other	1,451	45	35
Equity Derivatives	267,124	—	—

Totals	$3,520,516	$302	$714

*	The notional amount represents the gross sum of long and short
Liquidity Risk
Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure our ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of December 31, 2009 the Corporation had $1.5 billion in unsecured lines of credit ($0.6 billion available) and $3.7 billion in collateralized lines of credit with banks and financial entities ($2.6 billion available). All securities in portfolio are highly rated and very liquid, enabling us to treat them as a secondary source of liquidity.
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
On January 22, 2010, the Corporation and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2009 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $612 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit.
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
Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of December 31, 2009, the Corporation had a liquidity ratio of 11.24%. At December 31, 2009, the Corporation had total available liquid assets of $718.8 million. The Corporation believes that it has sufficient liquidity to meet current obligations.
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
Maturity and Interest Rate Sensitivity of Interest-Earning Assets as of December 31, 2009
The following table sets forth an analysis by type and time remaining to maturity of the Corporation’s loans and securities portfolio as of December 31, 2009. Loans are stated before deduction of the allowance for loan losses and include loans held for sale.

	As of December 31, 2009
	Maturities and/or Next Repricing Date
		After One Year
		Through Five Years		After Five Years
	One Year	Fixed	Variable	Fixed	Variable
	or Less	Interest Rates	Interest Rates	Interest Rates	Interest Rates	Total
			(Dollars in thousands)
Cash and Cash Equivalents and other Interest-bearing deposits	$330,947	$—	$—	$—	$—	$330,947
Investment Portfolio	118,545	285,595	—	116,638	—	520,778
Loans:
Commercial	724,129	354,165	324,007	225,958	318,320	1,946,579
Construction	25,750	6,423	10,401	—	28,133	70,707
Consumer	179,407	135,478	—	129,060	—	443,945
Consumer Finance	182,826	338,547	10,909	16,667	9,999	558,948
Mortgage	411,208	994,657	—	1,009,429	—	2,415,294
Leasing	22,214	9,893	588	2,305	—	35,000

Total	$1,995,026	$2,124,758	$345,905	$1,500,057	$356,452	$6,322,198

Capital Expenditures
The following table reflects capital expenditures for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(Dollars in thousands)
Headquarters/branches	$218	$412	$1,770
Data processing equipment	563	1,829	1,438
Software	3,093	4,419	1,981
Office furniture and equipment	819	2,766	1,257

Total	$4,693	$9,426	$6,446

During 2009 and 2008, the Corporation’s capital expenditures reflected an increase in software due to standard upgrade and improvement procedures.
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
The Corporation recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2009 and 2008, the Corporation recognized $1.8 million and $1.3 million of interest and penalties, respectively, for uncertain tax positions. As of December 31, 2009 and 2008, the related accrued interest amounted to approximated $3.2 million and $3.7 million, respectively. As of December 31, 2009 and 2008, the Corporation had $8.1 million and $10.3 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods. The Corporation recognized a tax benefit of $2.3 million and $1.1 million for the year ended December 31, 2009 and 2008, respectively, as a result of the expiration of the statute of limitations related to the uncertain tax positions.
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

CERTIFICATION PURSUANT TO SECTION 303A.12(a) OF THE
NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL
Santander BanCorp’s Chief Executive Officer and Chief Accounting Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and to Santander BanCorp’s 2009 Form 10-K. In addition, on May 4, 2009, Santander BanCorp’s CEO certified to the New York Stock Exchange that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards. The foregoing certification was unqualified.
Date: March 5, 2010

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
Fax: +1 787 756 6340
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Santander BanCorp
San Juan, Puerto Rico
We have audited the accompanying consolidated balance sheets of Santander Bancorp and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santander Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
March 5, 2010
Stamp No. 2473573
affixed to original.
Member of
Deloitte & Touche Tohmatsu

Santander BanCorp and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except share data)

	2009	2008
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$296,425	$217,311
Interest-bearing deposits	10,467	976
Federal funds sold and securities purchased under agreements to resell	22,146	64,871

Total cash and cash equivalents	329,038	283,158

Interest-Bearing Deposits	1,909	7,394
Trading Securities, at fair value	47,739	64,719
Investment Securities Available for Sale, at fair value:
Securities pledged that can be repledged	—	408,650
Other investment securities available for sale	417,608	393,462

Total investment securities available for sale	417,608	802,112

Other Investment Securities, at amortized cost	55,431	61,632
Loans Held for Sale, net	26,726	38,459
Loans, net	5,246,444	5,929,499
Accrued Interest Receivable	32,651	45,953
Premises and Equipment, net	20,179	19,368
Real Estate Held for Sale	2,818	8,075
Goodwill	121,482	121,482
Intangible Assets, net	28,948	29,842
Other Assets	435,463	485,883

	$6,766,436	$7,897,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$698,769	$692,963
Interest-bearing, including $12.5 million and $101.4 million at fair value in 2009 and 2008, respectively	3,696,791	4,321,939

Total deposits	4,395,560	5,014,902

Federal Funds Purchased and Other Borrowings	50,000	2,040
Securities Sold Under Agreements to Repurchase	—	375,000
Commercial Paper Issued	67,482	50,985
Federal Home Loan Bank Advances	1,060,000	1,185,000
Term Notes	20,581	19,967
Subordinated Capital Notes, including $120.6 million and 118.3 million at fair value in 2009 and 2008, respectively	308,691	306,392
Accrued Interest Payable	14,015	45,419
Other Liabilities	254,210	346,235

Total liabilities	6,170,539	7,345,940

Contingencies and Commitments (Notes 18, 22 and 23)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	318,263	317,141
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(20,695)	(22,563)
Retained earnings:
Reserve fund	141,833	139,250
Undivided profits	97,422	58,734

Total stockholders’ equity	595,897	551,636

	$6,766,436	$7,897,576

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007
Interest Income:
Loans	$460,248	$547,973	$599,581
Investment securities	21,302	47,402	67,830
Interest-bearing deposits	541	1,063	3,344
Federal funds sold and securities purchased under agreements to resell	67	4,333	3,455

Total interest income	482,158	600,771	674,210

Interest Expense:
Deposits	79,473	152,452	192,660
Securities sold under agreements to repurchase and other borrowings	36,236	78,680	153,955
Subordinated capital notes	14,722	13,317	15,916

Total interest expense	130,431	244,449	362,531

Net interest income	351,727	356,322	311,679
Provision for Loan Losses	152,496	175,523	147,824

Net interest income after provision for loan losses	199,231	180,799	163,855

Other Income:
Bank service charges, fees and other	39,837	44,685	47,201
Broker-dealer, asset management and insurance fees	62,688	74,808	68,265
Gain on sale of investment securities available for sale	9,251	5,154	1,265
Gain on sale of loans	5,144	3,253	6,658
Other income	5,526	19,935	24,731

Total other income	122,446	147,835	148,120

Other Operating Expenses:
Salaries and employee benefits	107,019	125,137	134,258
Occupancy costs	25,291	27,665	23,767
Equipment expenses	3,907	4,358	4,427
EDP servicing, amortization and technical assistance	40,645	41,860	39,255
Communication expenses	9,038	10,062	10,923
Business promotion	3,864	6,628	15,621
Goodwill and other intangibles impairment charges	—	—	43,349
Provision for claim receivable	—	25,120	—
Other taxes	13,270	13,101	12,334
Other operating expenses	66,033	70,696	60,082

Total other operating expenses	269,067	324,627	344,016

Income (loss) before provision (benefit) for income tax	52,610	4,007	(32,041)
Provision (Benefit) for Income Tax	11,335	(6,524)	4,204

Net Income (Loss) Available to Common Shareholders	$41,275	$10,531	$(36,245)

Basic and Diluted Earnings (Loss) per Common Share	$0.88	$0.23	$(0.78)

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Common Stock:
Balance at beginning of year	$126,626	$126,626	$126,626

Balance at end of year	126,626	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of year	317,141	308,373	304,171
Capital contribution	2,406	9,710	4,202
Payments to ultimate parent for long-term incentive plan	(1,284)	(942)	—

Balance at end of year	318,263	317,141	308,373

Treasury Stock at cost:
Balance at beginning of year	(67,552)	(67,552)	(67,552)

Balance at end of year	(67,552)	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(22,563)	(24,478)	(44,213)
Unrealized net (loss) gain on investment securities available for sale, net of tax	(3,130)	13,449	18,227
Unrealized net gain (loss) on cash flow hedges, net of tax	—	1,237	(1,023)
Minimum pension benefit (liability), net of tax	4,998	(12,771)	2,531

Balance at end of year	(20,695)	(22,563)	(24,478)

Reserve Fund:
Balance at beginning of year	139,250	139,250	137,511
Transfer from undivided profits	2,583	—	1,739

Balance at end of year	141,833	139,250	139,250

Undivided Profits:
Balance at beginning of year	58,734	54,317	122,677
Net income (loss)	41,275	10,531	(36,245)
Transfer to reseve fund	(2,583)	—	(1,739)
Deferred tax benefit amortization	(4)	(4)	(3)
Common stock cash dividends	—	(9,329)	(29,849)
Cummulative effect of adoption of FASB ASC Topic 825	—	3,219	—
Cummulative effect of adoption of FASB ASC Topic 740	—	—	(524)

Balance at end of year	97,422	58,734	54,317

Total stockholders’ equity	$595,897	$551,636	$536,536

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Comprehensive income (Loss)
Net income (loss)	$41,275	$10,531	$(36,245)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on investment securities available for sale, net of tax	1,573	14,142	18,170
Reclassification adjustment for (losses) gains included in net income (loss), net of tax	(4,703)	(693)	57

Unrealized (losses) gains on investment securities available for sale, net of tax	(3,130)	13,449	18,227

Unrealized gain (loss) on cash flow hedges, net of tax	—	1,237	(1,023)
Minimum pension benefit (liability), net of tax	4,998	(12,771)	2,531

Total other comprehensive income, net of tax	1,868	1,915	19,735

Comprehensive income (loss)	$43,143	$12,446	$(16,510)

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,275	$10,531	$(36,245)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,451	15,096	16,276
Deferred tax benefit	(535)	(18,083)	(23,833)
Provision for loan losses	152,496	175,523	147,824
Goodwill and other intangibles impairment charges	—	—	43,349
Gain on sale of investment securities available for sale	(9,251)	(5,154)	(1,265)
Gain on sale of loans	(5,144)	(3,253)	(6,658)
Gain on sale of mortgage-servicing rights	—	—	(132)
Loss (gain) on derivatives and other financial instruments at fair value	7,303	(3,284)	(249)
Gain on trading securities	(3,275)	(2,607)	(2,831)
Valuation loss on loans held for sale	—	7,357	—
Net premium amortization (discount accretion) on securities	368	(2,877)	(6,782)
Net (discount accretion) premium amortization on loans	(2,646)	433	(1,793)
Accretion of debt discount	644	628	—
Share based compensation (benefit) sponsored by the ultimate parent	2,406	(1,210)	14,656
Provision for claim receivable	—	25,120	—
Purchases and originations of loans held for sale	(195,466)	(345,706)	(556,838)
Proceeds from sales of loans held for sale	199,937	437,177	305,183
Repayments of loans held for sale	364	17,109	22,511
Proceeds from sales of trading securities	1,002,635	2,215,946	2,553,127
Purchases of trading securities	(883,665)	(2,101,645)	(2,576,040)
Net change in:
Decrease in accrued interest receivable	13,302	32,382	22,215
(Increase) decrease in other assets	(10,788)	19,897	(116,664)
Decrease in accrued interest payable	(31,406)	(31,709)	(13,889)
Decrease in other liabilities	(11,683)	(3,469)	(48,111)

Total adjustments	238,047	427,671	(229,944)

Net cash provided by (used in) operating activities	279,322	438,202	(266,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in interest-bearing deposits	5,485	(1,955)	46,016
Proceeds from sales of investment securities available for sale	507,256	129,451	149,413
Proceeds from maturities of investment securities available for sale	196,240	8,858,239	36,258,629
Purchases of investment securities available for sale	(346,155)	(8,808,967)	(36,323,477)
Proceeds from maturities of other investment securities	104,526	40,727	16,526
Purchases of other investments	(98,325)	(37,800)	(30,375)
Repayment of securities and securities called	32,006	89,302	100,631
Payments on derivative transactions	—	(1,497)	(434)
Net decrease in loans	422,615	547,090	15,083
Proceeds from sales of mortgage-servicing rights	—	—	132
Proceeds from sale of buildings	—	—	56,750
Purchases of premises and equipment	(1,582)	(5,137)	(3,694)

Net cash provided by investing activities	822,066	809,453	285,200

(Continued)

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(618,680)	(149,298)	(168,296)
Net (decrease) increase in federal funds purchased and other borrowings	(77,040)	(765,070)	323,710
Net decrease in securities sold under agreements to repurchase	(375,000)	(60,597)	(194,972)
Net increase (decrease) in commercial paper issued	16,496	(233,497)	74,933
Net decrease in term notes	—	—	(22,158)
Issuance of subordinated capital notes	—	60,000	54
Payments to ultimate parent for long-term incentives plans	(1,284)	(942)	—
Dividends paid	—	(16,790)	(29,849)

Net cash used in financing activities	(1,055,508)	(1,166,194)	(16,578)

NET CHANGE IN CASH AND CASH EQUIVALENTS	45,880	81,461	2,433
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	283,158	201,697	199,264

CASH AND CASH EQUIVALENTS, END OF YEAR	$329,038	$283,158	$201,697

			(Concluded)
Supplemental Disclosures of Cash Flow Information:

	2009	2008	2007
	(Dollars in thousands)
Cash paid during the year for:
Interest	$160,405	$274,186	$375,045

Income taxes	$8,023	$10,756	$23,648

Non-cash transactions:
Exercised options in ultimate parent stock recognized as capital contribution	$—	$6,661	$—

Minimum pension benefit (liability)	$4,998	$(12,771)	$2,531

Loan securitization	$98,715	$107,691	$47,093

Assets received in full satisfaction of loans	$23,916	$16,978	$20,250

Reclassification of premises to real estate held for sale	—	$8,075	—

Reclassification of real estate held for sale to premises	$5,257	$—	$—

Settlement by counterparty in bankruptcy of securities sold under agreement to repurchase	$—	$200,228	$—

Settlement by counterparty in bankruptcy of investment securities available for sale pledged under agreement to repurchase	$—	$225,348	$—

The accompanying notes are an integral part of these financial statements.

Santander BanCorp and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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
Following is a summary of the Corporation’s most significant accounting policies:
Nature of Operations and Use of Estimates
Santander BanCorp is a financial holding company offering a full range of financial services (including mortgage banking) through its wholly owned banking subsidiary Banco Santander Puerto Rico (the “Bank”). The Corporation also engages in broker-dealer, asset management, consumer finance, international banking, insurance agency services and insurance products through its subsidiaries, Santander Securities Corporation, Santander Asset Management Corporation, Santander Financial Services, Inc. (“Island Finance”), Santander International Bank, Santander Insurance Agency and Island Insurance Corporation (currently inactive), respectively.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation, the Bank and the Bank’s wholly owned subsidiary, Santander International Bank; Santander Securities Corporation and its wholly owned subsidiary, Santander Asset Management Corporation; Santander Financial Services, Inc., Santander Insurance Agency and Island Insurance Corporation. All intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, Santander Mortgage Corporation (a formerly wholly owned subsidiary of the Bank) was merged into the Bank and ceased to operate as a separate legal entity.
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
Investment Securities
Investment securities are classified in four categories and accounted for as follows:
•	Debt securities that the Corporation has the intent and ability to hold to maturity are classified as securities held to maturity and reported at cost adjusted for premium amortization and discount accretion. The Corporation may not sell or transfer held to maturity securities without calling into question its intent to hold securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in the consolidated statements of operations as part of other income. Financial instruments including, to a limited extent, derivatives, such as option contracts, are used by the Corporation in dealing and other trading activities and are carried at fair value. Interest revenue and expense arising from trading instruments are included in the consolidated statements of operations as part of net interest income.

•	Debt and equity securities not classified as either securities held to maturity or trading securities, and which have a readily available fair value, are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on sales of securities available for sale, which are included in gain (loss) on sale of investment securities in the consolidated statements of operations.

•	Investments in debt, equity or other securities, that do not have readily determinable fair values, are classified as other investment securities in the consolidated balance sheets. These securities are stated at cost. Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Home Loan Bank (FHLB) stock, is included in this category.
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
Prior to the adoption of Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC or the Codification) Topic 825, “Fair Value Option”, in the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective were recognized in current period consolidated statements of operations along with the change in value of the designated hedged item attributable to the risk being hedged. If the hedge relationship was terminated, hedge accounting was discontinued and any balance related to the derivative was recognized in current operations, and the fair value adjustment to the hedged item continued to be reported as part of the basis of the item and was amortized to earnings as a yield adjustment. The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. In connection with the adoption of FASB ASC Topic 825,, the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the consolidated statements of operations. The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the consolidated statements of operations. See Note 22 to the consolidated financial statements for more information.
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
During 2009, the Corporation restructured residential real estate loans whose terms have been modified. These loans were identified as a Trouble Debt Restructuring (TDR’s loans), as stated on FASB ASC Topic 310, “Receivables”. This FASB ASC Topic states that a restructuring of a debt constitutes a TDR’s if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Once a loan is determined to be a TDR, then various effects must be considered, such as: identifying the loan as impaired, performing an impairment analysis, applying proper revenue recognition accounting, and reviewing its regulatory credit risk grading. Total restructured loans under this program amounted $95.1 million as of December 31, 2009. Refer to the Allowance for Loan Losses section for further information.

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
The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2009 had terms ranging from one month to four years.
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
Included in the review of individual loans are those that are impaired as defined by FASB ASC Topic 310 Any allowances for loans deemed impaired are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or on the fair value of the underlying collateral if the loan is collateral dependent. Commercial business, commercial real estate, construction and mortgage loans exceeding a predetermined monetary threshold are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. The Corporation requests updated appraisal reports for loans that are considered impaired, either annually or every two years depending on the total exposure of the borrower and the type of loans. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired. Impaired loans for which the discounted cash flows, collateral value or fair value exceeds its carrying value do not require an allowance. The Corporation evaluates the collectibity of both principal and interest when assessing the need for loss accrual.
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
Effective July 1, 2009, the Corporation revised its quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios. Through the end of the second quarter ended June 30, 2009, the Corporation’s quantitative methodology for estimating the allowance for loan losses for the consumer and consumer finance portfolios was based on a historical loss rate analysis, which relied on historical loss experience over a defined period for pools of loans with common characteristics. The revised quantitative methodology is based on a migration analysis/roll rate and considers both historical loss rates and loss rates based on the likelihood of credit deterioration (expectation of current loans becoming delinquent in monthly increments until they default and are charged-off). The loss factor estimated based on this methodology may be adjusted to incorporate seasonality attributes as well as to reflect recent economic or business trends that may affect the collectability of the portfolio. The loss factor is then applied to the outstanding portfolio at period end to estimate the amount of expected charge offs and the provision for loan losses required to support an adequate allowance for loan losses. The Corporation’s decision to revise and improve its methodology was made after an evaluation of the reliability of the revised methodology including a back testing analysis. Management believes that the revised quantitative methodology provides a more reliable estimate of probable losses on its existing consumer and consumer finance portfolios.
The Corporation considers in its allowance for loan and lease losses, debt’s modification of terms that may be identified as TDRs, as stated on FASB ASC Topic 310. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs represent loans where concessions have been granted to borrowers experiencing financial difficulties that the creditor would not otherwise consider. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. Classification of loan modifications as TDRs involves a degree of judgment. Indicators that the debtor is experiencing financial difficulties include, for example: (i) the debtor is currently in default on any of its debt; (ii) the debtor has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the debtor will continue to be a going concern; (iv) currently, the debtor has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the debtor forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the debtor cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor. The identification of TDRs is critical in the determination of the adequacy of the allowance for loan losses. Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR). Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after classified) and the loan yields a market rate. The Corporation identifies as TDRs and impaired, residential real estate loans whose terms have been modified under the conditions set forth in FASB ASC Topic 310, as mentioned previously. Although the accounting codification guidance for specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage loans), it specifically requires that loan modifications considered TDR’s be analyzed under its provisions.
For purposes of determining the impairment analysis to be applied on TDR’s, the Corporation stratifies these loans into performing loans and non-performing loans. Impairment measure in performing loans was based on the present value of future cash flows discounted at the loan’s original contractual rate. The impairment measure on non-performing loans is based on the fair value of the collateral net of dispositions cost. During 2009, the Corporation restructured $95.1 million residential mortgage loans with allowance for loan losses of $6.1 million.
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
Goodwill and Intangible Assets
The Corporation accounts for goodwill in accordance with FASB ASC Topic 350, “Intangible-Goodwill and Others.” The reporting units are tested for impairment annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If there is a determination that the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statements of operations.
In accordance with FASB ASC Topic 360 “Property, Plant and Equipment”, the Corporation reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on the estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is determined to be less that the carrying value, an impairment loss is incurred in the amount equal to the difference. Impairment losses, if any, are reflected in operating expenses in the consolidated statements of operations.
The Corporation uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Corporation engages third party specialists to assist with its valuations. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. Effective January 1, 2009, the Corporation adopted FASB ASC Topic 820-65, “Transition related to FASB Staff Position FAS 157-2, Effective date of FASB Statement No. 157” for fair value measurement of goodwill, intangible assets and non-recurring measurements. The adoption of this accounting standard for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Corporation’s consolidated financial statements and disclosures.
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
Mortgage-servicing Rights
Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for each of the three years in the period ended December 31, 2009.
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
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. At December 31, 2009 and 2008, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,357,000,000 and $1,281,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,874,000 and $4,001,000 at December 31, 2009 and 2008, respectively.
Trust Services
In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $131,000,000 and $200,000,000 at December 31, 2009 and 2008, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. The Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Treasury Stock
Treasury stock is recorded at cost and is carried as a reduction of stockholders’ equity in the consolidated balance sheets. As of December 31, 2009 treasury stock has not been retired or reissued.
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
Earnings Per Common Share
Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for the years ended December 31, 2009 and 2008. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common stock equivalents were outstanding during the years ended December 31, 2009, 2008 and 2007.
Recent Accounting Pronouncements that Affect the Corporation
The adoption of these accounting pronouncements had the following impact on the Corporation’s consolidated statements of operations and financial condition:
•	FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009. The adoption of this Topic did not have a material impact on the Corporation’s consolidated financial statements and disclosures.

•	FASB ASC Topic 105, “The FASB Accounting Standard Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchanges Commissions (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Corporation’s consolidated financial statements disclosures.

•	FASB ASC Topic 320-65, “Transition Related to FSP FASB 115-2 and FASB 124-2, Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Corporation’s consolidated financial statements and disclosures.

•	Accounting Standard Update (Update) No. 2009-12, Investment in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). In September 2009, the FASB issued an Update to amend the FASB ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The Update permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services — Investment Companies, as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The Update also requires disclosures by major category of investment about the attributes of investments within the scope this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in FASB ASC Topic 320, Investments — Debt and Equity Securities. The disclosures are required for all investments within the scope of this Update regardless of whether the fair value of the investment is measured using the practical expedient. This Update applies to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. This Update is effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.
The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial statements and disclosures.
•	Accounting Standard Update (Update) No.2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary”, an Accounting Standard Update. In January 2010, the FASB issued a Subtopic 810-10, “Noncontrolling Interests in Consolidated Financial Statements”. This Update address the implementation issues related to the changes in ownership provisions in the consolidation process. This Update establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The guidance in this Update also improves the disclosures for fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The amendments in this Update are effective beginning in the period that an entity adopts this Subtopic 810-10. If an entity has previously adopted Statement 160 as of the date the amendments in this Update are included in the Accounting Standards Codification, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted Statement 160.

•	Accounting Standard Update (Update) No. 2009-16, “Accounting for Transfer of Financial Assets”. In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•	Accounting Standard Update (Update) No.2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•	Accounting Standard Update (Update) No.2010-09,“Amendments to Certain Recognition and Disclosure Requirements”. In January 2010, the FASB issued an updated to amend the Sub-topic 855-10, Subsequent Events. This Update provides amendments to Subtopic 855-10 as follows: (1) an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued; (2) the glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 120) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer; (3) an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements; (4) the glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated. Based on the amendments, that definition is no longer necessary for purposes of Topic 855; (5) the scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

•	Accounting Standard Update (Update) No.2010-01, “Accounting for Distribution to Shareholders with Components of Stock and Cash”, an EITF Developed Accounting Standard Update. In January 2010, the FASB issued a ASC Topic 505 to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. This Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice. This Update affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate. Such a scenario is common for real estate investment trusts, but this Update applies to other kinds of entities as well. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB ASC. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.
2. Trading Securities:
Proceeds from sales of trading securities during 2009, 2008 and 2007 were approximately $1,002,635,000, 2,215,946,000 and $2,553,127,000, respectively. Net realized gains of approximately $1,970,000, $4,157,000 and $2,660,000 were recognized during 2009, 2008 and 2007, respectively. During 2009 and 2007, unrealized holding gains of $912,000 and $3,000 were recognized, respectively. During 2008 an unrealized holding loss of $1,327,000 was recognized. Trading gains on futures transactions of $393,000 and $168,000 were realized in 2009 and 2007, respectively, and a loss on futures transactions of $222,000 was realized in 2008.

3. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$105,521	$267	$—	$105,788	0.85%
After one year to five years	74,939	414	20	75,333	1.58%

	180,460	681	20	181,121	1.15%

Corporate Bonds:
After one year to five years	141,513	1,004	—	142,517	1.85%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,190	3	—	1,193	3.72%
After one year to five years	71,527	831	3	72,355	5.10%
After five years to ten years	6,420	127	1	6,546	5.58%
Over ten years	3,305	36	—	3,341	5.65%

	82,442	997	4	83,435	5.14%

Mortgage-backed securities:
Over ten years	10,239	296	—	10,535	5.62%

	$414,654	$2,978	$24	$417,608	2.29%

	December 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$164,844	$1,164	$1	$166,007	2.30%
After one year to five years	5,658	251	—	5,909	3.99%

	170,502	1,415	1	171,916	2.36%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,460	—	6	1,454	4.23%
After one year to five years	133,185	347	384	133,148	5.23%
After five years to ten years	9,545	29	95	9,479	5.18%
Over ten years	4,505	33	3	4,535	5.55%

	148,695	409	488	148,616	5.22%

Mortgage-backed securities:
After five years to ten years	193,630	2,258	73	195,815	4.39%
Over ten years	282,235	3,525	45	285,715	5.41%

	475,865	5,783	118	481,530	4.99%

Foreign securities:

Within one year	50	—	—	50	4.65%

	$795,112	$7,607	$607	$802,112	4.47%

The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 1.7 years at December 31, 2009, comprised of approximately 0.9 years for treasuries and agencies of the United States Government, 2.3 for corporate bonds, 2.1 years for instruments in the Commonwealth of Puerto Rico and its subdivisions and 3.4 years for mortgage backed securities.
The number of positions, fair value and unrealized losses at December 31, 2009 and 2008, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	3	$20,028	$20	—	$—	$—	3	$20,028	$20
Commonwealth of Puerto Rico and its subdivisions	1	355	1	2	6,997	3	3	7,352	4

	4	$20,383	$21	2	$6,997	$3	6	$27,380	$24

	December 31, 2008
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	(Dollars in thousands)
Treasury and agencies of the United States Government	1	$30,000	$1	—	$—	$—	1	$30,000	$1
Commonwealth of Puerto Rico and its subdivisions	1	705	72	14	19,338	416	15	20,043	488
Mortgage-backed securities	—	—	—	4	33,091	118	4	33,091	118

	2	$30,705	$73	18	$52,429	$534	20	$83,134	$607

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
As of December 31, 2009 and 2008, management concluded that there was no other-than-temporary impairment in its investment securities portfolio.
The unrealized losses in the Corporation’s investments in debt securities were caused by changes in market interest rates and not credit quality. All debt securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Corporation evaluates debt securities for other-than-temporary impairment based on any of the following triggering events (1) the Corporation has the intent to sell the security, (2) it is more likely than not that the Corporation will be required to sell the security before recovery, or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. Upon evaluation of these triggering events, the Corporation believes that none of such conditions are present at December 31, 2009 and 2008 because the Corporation has sufficient capital and liquidity to operate its business and it has no requirements or needs to sell such securities, and the Corporation is not subject to any contractual arrangements that would require the Corporation to sell such securities.
Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.
The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
Proceeds from sales of investment securities available for sale were approximately $507,256,000, $129,451,000 and $149,413,000 in 2009,2008 and 2007, respectively. Gains of approximately $9,251,000, $5,154,000 and $1,265,000 were realized in 2009 and 2008, respectively.
4. Assets Pledged:
At December 31, 2009 and 2008, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of December 31 were as follows:

	2009	2008
	(Dollars in thousands)
Investment securities available for sale	$156,982	$227,658
Other investment securities	47,700	53,325
Loans	2,309,556	2,511,098

	$2,514,238	$2,792,081

Pledged securities that the creditor has the right or contract to repledge, are presented separately on the consolidated balance sheets. At December 31, 2008, investment securities with a carrying value of approximately $408,650,000 were pledged to securities sold under agreements to repurchase.
5. Loans:
The Corporation’s loan portfolio at December 31 consists of the following:

	2009	2008
	(Dollars in thousands)
Commercial and industrial	$1,947,809	$2,165,613
Consumer	443,567	565,833
Consumer finance	783,510	996,919
Leasing	36,624	64,065
Construction	70,879	194,596
Mortgage	2,385,592	2,553,328

	5,667,981	6,540,354
Net unearned income and deferred (fee)/costs:
Commercial, industrial and others	328	(290)
Consumer finance	(224,562)	(418,676)
Allowance for loan losses	(197,303)	(191,889)

Loans, net	$5,246,444	$5,929,499

During the year ended December 31, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. During the year ended December 31, 2008, the Corporation sold certain loans including some classified as impaired to an affiliate for $300.1 million in cash. These loans had a net book value of $300.1 million comprised of an outstanding principal balance of $334.6 million and a specific valuation allowance of $34.5 million. The type of loans sold at net book value, was $212.3 million in construction loans and $87.8 million in commercial loans. No gain or loss was recognized on these transactions.
At December 31, the recorded investment in loans that were considered impaired is as follows:

	2009	2008
	(Dollars in thousands)
Impaired loans which require allowance	$176,181	$77,562
Impaired loans that did not require allowance	76,178	23,317

Total impaired loans	$252,359	$100,879

Allowance for impaired loans	$28,843	$18,410

Impaired loans measured based on fair value of collateral	$159,322	$87,637

Impaired loans measured based on discounted cash flows	$93,037	$13,242

Interest income recognized on impaired loans	$536	$554

The average balance of impaired loans for the years ended December 31, 2009 and 2008 was approximately $156.1 million and $143 million, respectively.
The following schedule reflects the approximate outstanding principal amount and the effect on earnings of non-accruing loans and past due loans still on an interest accrual basis.

	2009	2008	2007
	(Dollars in thousands)
Principal balance as of December 31	$289,846	$212,714	$294,438

Interest income which would have been recorded had the loans not been classified as non-accruing	$11,888	$9,268	$7,708

Loans past due ninety days or more and still accruing interest	$11,214	$13,462	$7,162

6. Allowance for Loan Losses:
Changes in the allowance for loan losses are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$191,889	$166,952	$106,863
Provision for loan losses	152,496	175,523	147,824

	344,385	342,475	254,687

Losses charged to the allowance:
Commercial and industrial	21,536	17,782	10,375
Construction	2,459	32,257	2,710
Mortgage	7,340	1,257	1,768
Consumer	55,565	44,682	29,281
Consumer Finance	63,322	56,444	44,484
Leasing	1,801	2,064	2,742

	152,023	154,486	91,360

Recoveries:
Commercial and industrial	1,614	626	1,192
Construction	—	20	—
Mortgage	92	—	—
Consumer	1,404	1,256	904
Consumer Finance	1,452	1,517	1,088
Leasing	379	481	441

	4,941	3,900	3,625

Net loans charged-off	147,082	150,586	87,735

Balance at end of year	$197,303	$191,889	$166,952

7. Premises and Equipment:
The Corporation’s premises and equipment at December 31 are as follows:

	Useful life
	in years	2009	2008
		(Dollars in thousands)
Land		$2,251	$1,037
Buildings	50	8,172	1,110
Equipment	3-10	41,574	43,649
Leasehold improvements	Various	29,573	30,230

		81,570	76,026
Accumulated depreciation and amortization		(61,391)	(56,658)

Premises and Equipment, net		$20,179	$19,368

Depreciation and amortization of premises and equipment for the years ended December 31, 2009, 2008 and 2007 were approximately $6.0 million, $7.2 million and $8.1 million, respectively.
As of December 31, 2009, the Corporation owned 19 facilities, which consisted of eleven branches and eight parking lots. The Corporation occupies 122 leased branch premises, while warehouse space is rented in one location. In addition, office spaces are rented at Torre Santander building in Hato Rey Puerto Rico, at the Santander Tower in Galeria San Patricio building, in Guaynabo, Puerto Rico, at Professional Office Park IV building, in Río Piedras, Puerto Rico and at the Operational Center in Hato Rey, Puerto Rico. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose.
8. Real Estate Held for Sale:
The Corporation owns certain real estate properties held for sale which are carried at the lower of cost or fair value, less estimated selling cost.
During 2009 and 2008, the Corporation had $2.8 million and $8.1 million, respectively, of real estate held for sale. During 2009, eight sites which were previously classified as held for disposition were reclassified to Property and Equipment because these sites are no longer being actively marketed for sale. The effect on the consolidated statements of operations related to the reclassification of these sites from real estate held for sale was limited to depreciation expense and was not material.
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

Goodwill assigned to the Commercial Banking segment is related to the acquisition of Banco Central Hispano Puerto Rico in 1996, the goodwill assigned to the Wealth Management segment is related to the acquisition of Merrill Lynch’s retail brokerage business in Puerto Rico by Santander Securities Corporation in 2000 and the goodwill assigned to the Consumer Finance segment is related to the acquisition of Island Finance in 2006. The Corporation performed its annual impairment assessments as of October 1, 2009, 2008 and 2007 with the assistance of the independent valuation specialist. Based on management’s assessment of the value of the Corporation’s goodwill at October 1, 2009, 2008 and 2007, which includes an independent valuation, among others, management determined that the Corporation’s goodwill and other intangibles were impaired in 2007.
As a result of the unfavorable economic environment in Puerto Rico, Island Finance’s short-term financial performance and profitability declined significantly during 2007, caused by reduced lending activity and increases in non-performing assets and charge-offs. The Corporation, with the assistance of an independent valuation firm, performed an interim impairment test of the goodwill and other intangibles of Island Finance as of July 1, 2007. FASB ASC Topic 350 provides a two-step impairment test. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The Corporation completed the first step of the impairment test and determined that the carrying amount of the goodwill and other intangible assets of Island Finance exceeded their fair value, thereby requiring performance of the second step of the impairment test to calculate the amount of the impairment. Based upon the completed impairment test, the Corporation determined that the actual non-cash impairment charges as of July 1, 2007 were $43.3 million, which included $26.8 of goodwill and $16.5 million of other intangibles assets (comprised of $9.2 million of customer relationships, $5.4 million of trade name and $1.9 million of non-compete agreement). These impairment charges did not result in cash expenditures and will not result in future cash expenditures.

The gross carrying value and accumulated impaired loss to goodwill at December 31, 2009 and 2008, are presented below:

		Accumulated
	Gross Amount	Impairment Charges	Carrying Amount
	(Dollars in thousands)
Balance at beginning of the year	$148,300	$26,818	$121,482

Balance at end of the year	$148,300	$26,818	$121,482

Other Intangible Assets
Other intangible assets at December 31, were as follows:

	2009	2008
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$9,686	$10,175
Wealth Management — Advisory-servicing rights	962	1,267
Consumer Finance:
Trade name	18,300	18,300
Non-compete agreement	—	100

	$28,948	$29,842

Mortgage-servicing rights arise from the right to service mortgages sold and have an estimated useful life of eight years. The advisory-servicing rights are related to the Corporation’s subsidiary acquisition of the right to serve as the investment advisor for First Puerto Rico Tax-Exempt Fund, Inc. acquired in 2002 and for First Puerto Rico Growth and Income Fund Inc. and First Puerto Rico Daily Liquidity Fund Inc. acquired in December 2006. These intangible assets are being amortized over a 10-year estimated useful life. Trade name is related to the acquisition of Island Finance and has an indefinite useful life and is therefore not being amortized but is tested for impairment at least annually. Non-compete agreement was an intangible asset related to the acquisition of Island Finance. The non-compete agreement has been fully amortized.
The following table reflects the components of other intangible assets at December 31:

	2009
		Accumulated	Accumulated
	Gross Amount	Amortization	Impairment Charges	Carrying Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$20,286	$10,600	$—	$9,686
Wealth Management — Advisory-servicing rights	3,050	2,088	—	962
Consumer Finance:
Trade name	23,700	—	5,400	18,300

	$47,036	$12,688	$5,400	$28,948

	2008
		Accumulated	Accumulated
	Gross Amount	Amortization	Impairment Charges	Carrying Amount
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$18,382	$8,207	$—	$10,175
Wealth Management — Advisory-servicing rights	3,050	1,783	—	1,267
Consumer Finance:
Trade name	23,700	—	5,400	18,300
Non-compete agreements	5,300	3,256	1,944	100

	$50,432	$13,246	$7,344	$29,842

Amortization of the other intangible assets for the period ended December 31, 2009, 2008 and 2007 were approximately $2.8 million, $3.1 million and $3.8 million, respectively.
     The estimated amortization expense for each of the next five years and thereafter of the finite lived intangible assets is the following:

Year	Amortization
( in thousands)
2010	$2,498
2011	2,351
2012	1,998
2013	1,347
2014	1,129
Thereafter	1,325

$10,648

10. Other Assets:
Other assets at December 31 consist of the following:

	2009	2008
	(Dollars in thousands)
Deferred tax assets, net (See note 17)	$54,793	$56,542
Accounts receivable, net of allowance for claim receivable of $25.1 million in 2008	45,368	40,581
Repossesed assets, net	34,486	22,306
Software, net	7,643	7,295
Prepaid expenses	13,272	13,835
Prepaid FDIC insurance	25,764	—
Income tax credit, net	15,350	19,645
Customers’ liabilities on acceptances	391	610
Derivative assets (See note 22)	118,788	197,192
Confirming advances	113,692	122,540
Other	5,916	5,337

	$435,463	$485,883

Amortization of software assets for the years ended December 31, 2009, 2008 and 2007 was approximately $3.6 million, $4.8 million and $4.4 million, respectively.
The Corporation had counterparty exposure to Lehman Brothers, Inc. (“LBI”) in connection with the sale of securities sold under agreements to repurchase amounting to $200.2 million at September 19, 2008 under a Master Repurchase Agreement. LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding on September 19, 2008. The filing of the SIPC liquidation proceeding was an event of default under the terms of the Master Repurchase Agreement, which resulted in the acceleration of repurchase dates under the Master Repurchase Agreement to September 19, 2008. This action resulted in a reduction in the Corporation’s total assets of $225.3 million and a reduction in its total liabilities of $200.2 million in 2008. During 2009, the Corporation filed a claim for the amount $25.1 million, which is the amount it is owed by LBI as a result of the acceleration of the repurchase date and the exercise by the Corporation of its rights under the Master Repurchase Agreement, plus incidental expenses and damages. During 2008, the Corporation recognized a claim receivable from LBI for $25.1 million and has established a valuation allowance for the same amount since management, in consultation with legal counsel, believed that based on current information and events, it was probable that the Corporation will be unable to collect all amounts due. The tax effect related to the recognition of this valuation allowance was a deferred tax benefit of $9.8 million. Management, in consultation with legal counsel, believes that based on current information and events, it is probable that the Corporation will be unable to collect all amounts due. During the last quarter of 2009, management decided to write-off the $25.1 claim receivable and derecognized the valuation allowance for the same amount as of December 31, 2009. Also, the deferred tax assets of $9.8 million was reversed.
The Law 197 of Puerto Rico (“Law 197”) of 2007 grants certain credits to home buyers on the purchase of certain qualified new or existing homes. The incentives were as follows: (a) for a newly constructed home that will constitute the individuals principal residence, a credit equal to 20% of the sales price or $25,000, whichever is lower; (b) for newly constructed homes that will not constitute the individuals principal residence, a credit of 10% of the sales price or $15,000, whichever is lower; and (c) for existing homes a credit of 10% of the sales price or $10,000, whichever is lower. The loan tax credits were generally granted to home buyers by the financial institutions financing the home acquisition and later claimed on the financial institution’s tax return as a tax credit. Credits available under Law 197 needed to be certified by the Puerto Rico Secretary of Treasury and the total amount of credits available under the law was $220,000,000, which was depleted in December of 2008.

The loan tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the loan tax tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commencing after December 31, 2010. The Corporation had $15.4 million of unused loan tax credits certified by the Secretary at December 31, 2009.
The FDIC amended its regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment of $25.8 million for these periods was paid on December 31, 2009, along with the Corporation’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.
11. Deposits:
At December 31, 2009 and 2008, interest-bearing deposits, including time deposits, amounted to $3,697 million and $4,322 million, respectively. At December 31, 2009 and 2008, time deposits amounted to approximately $1,669 million and $2,617 million, respectively, of which approximately $105 million and $299 million, respectively, mature after one year.
Maturities of time deposits for the next five years and thereafter follow:

Year	Amount
(In thousands)
2010	$1,564,084
2011	64,829
2012	25,010
2013	6,375
2014	7,272
Thereafter	1,493

$1,669,063

The detail of deposits and interest expense are as follows:

	2009		2008		2007
	Carrying	Interest	Carrying	Interest	Carrying	Interest
	Amount	Expense	Amount	Expense	Amount	Expense
	(Dollars in thousands)
Non interest bearing
Private demand	$698,488	$—	$692,681	$—	$755,077	$—
Public demand	281	—	282	—	380	—

	698,769	—	692,963	—	755,457	—

Savings deposits
Savings	827,032	9,369	675,885	16,923	608,195	20,673
NOW and other transactions	1,200,696	9,647	1,029,206	18,021	1,025,490	31,112

	2,027,728	19,016	1,705,091	34,944	1,633,685	51,785

Certificates of deposits
Under $100,000	165,302	6,940	254,368	8,886	271,782	13,715
$100,000 and over	1,503,761	53,517	2,362,480	108,622	2,499,779	127,160

	1,669,063	60,457	2,616,848	117,508	2,771,561	140,875

	$4,395,560	$79,473	$5,014,902	$152,452	$5,160,703	$192,660

12. Other Borrowings:
Following are summaries of borrowings as of and for the periods indicated:

	December 31, 2009
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$50,000	$—	$67,482

Average indebtedness outstanding during the year	$14,824	$76,849	$90,454

Maximum amount outstanding during the year	$50,000	$375,000	$175,000

Average interest rate for the year	0.21%	4.42%	1.34%

Average interest rate at year-end	0.21%	0.00%	0.48%

	December 31, 2008
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$2,040	$375,000	$50,985

Average indebtedness outstanding during the year	$190,097	$523,873	$209,480

Maximum amount outstanding during the year	$751,000	$625,006	$625,000

Average interest rate for the year	4.21%	4.87%	3.60%

Average interest rate at year-end	0.09%	4.35%	0.75%

Federal funds purchased and other borrowings, securities sold under agreements to repurchase and commercial paper issued mature as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$50,000	$—
Over ninety days	—	2,040

Total	$50,000	$2,040

Securities sold under agreements to repurchase:
Within thirty days	$—	$—
Thirty to ninety days	—	75,000
Over ninety days	—	300,000

Total	$—	$375,000

Commercial paper issued:
Within thirty days	$67,482	$50,985

As of December 31, 2008 the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 11.97 months.
As of December 31, 2008, securities sold under agreements to repurchase (classified by counterparty) were as follows:

December 31, 2008
Weighted-
		Fair Value of	Average
	Balance of	Underlying	Maturity
	Borrowings	Securities	in Months
(Dollars in thousands)
JP Morgan Chase Bank, N.A.	$375,000	$408,650	10.98

The following investment securities were sold under agreements to repurchase:

December 31, 2008
	Carrying		Fair	Weighted-	Weighted-
	Value of		Value of	Average	Average
	Underlying	Balance of	Underlying	Interest Rate	Interest Rate
Underlying Securities	Securities	Borrowings	Securities	Securities	Borrowings
(Dollars in thousands)
Mortgage-backed securities	$408,650	$375,000	$408,650	5.12%	4.35%

13. Federal Home Loan Bank Advances:
Advances from Federal Home Loan Bank consisted of the following:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Non-callable advances at 2.63% average fixed rate with maturities during 2009	$—	$310,000
Non-callable advances at 2.33% and 2.98% average fixed rate with maturities during 2010	735,000	500,000
Non-callable advances at 3.85% average fixed rate with maturities during 2011	325,000	325,000
Non-callable advances at 4.28% average floating rate tied to 3-month LIBOR with maturities during 2009	—	50,000

	$1,060,000	$1,185,000

The Corporation had $2.0 billion and $2.1 billion in mortgage loans and investment securities pledged as collateral for Federal Home Loan Bank advances as of December 31, 2009 and 2008, respectively.

14. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term notes payable outstanding at December 31, consisted of the following:

	2009	2008
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$4,815	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	21,815	21,815
Unamortized discount	(1,234)	(1,848)

	$20,581	$19,967

Subordinated Capital Notes
Subordinated capital notes at December 31 consisted of the following:

	2009	2008
	(Dollars in thousands)
Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$60,000
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	73,122	72,076
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	47,429	46,206
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	309,551	307,282
Unamortized discount	(860)	(890)

	$308,691	$306,392

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
15. Reserve Fund:
The Banking Law of Puerto Rico requires that a reserve fund be created and that annual transfers of at least 10% of the Bank’s annual net income be made, until such fund equals 100% of total paid-in capital, on common and preferred stock. Such transfers restrict the retained earnings, which would otherwise be available for dividends. At December 31, 2009 and 2008, the reserve fund amounted to approximately $141.8 million and $139.3 million, respectively.

16. Common Stock Transactions:
During 2008, the Corporation declared and paid a cash dividend of $0.20 per common share, respectively. The current annualized dividend yield was 1.6% for the year ended December 31, 2008. In light of the continuing challenging general economic conditions in Puerto Rico and the global capital markets, the Board of Directors of the Corporation voted during August 2008 to discontinue the payment of the quarterly cash dividend on the Corporation’s common stock to strengthen the institution’s core capital position. The Corporation’s decision is part of the significant actions it has proactively taken in order to face the on-going challenges presented by the Puerto Rico economy. While each of the Corporation and its banking subsidiary remain above well capitalized ratios, these prudent measures will preserve and continue to reinforce the Corporation’s capital position.
The Corporation adopted and implemented Stock Repurchase Programs in May 2000, December 2000 and June 2001. Under these programs, the Corporation acquired 3% of its then outstanding common shares. During November 2002, the Corporation started a fourth Stock Repurchase Program under which it may acquire up to 3% of its outstanding common shares. As of December 31, 2009 and 2008, a total of 4,011,260 common shares with a cost of approximately $67,552,000 had been repurchased under these programs and are recorded as treasury stock in the accompanying consolidated balance sheets.
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
The Corporation is also subject to federal income tax on its United States (U.S.) source income. However, the Corporation had no taxable U.S. income for each of the three years in the period ended December 31, 2009. The Corporation is not subject to federal income tax on U.S. Treasury securities that qualify as portfolio interest.
On July 2009, the Governor of Puerto Rico signed Act No. 37, which amends Act No. 7 of March 9, 2009. This law imposed a temporary three-year surcharge of 5% commencing on taxable year 2009. Since the 5% surcharge is imposed on the tax liability instead of the income subject to tax, the effect of the 5% surcharge will be that during the temporary period, the 39% maximum statutory marginal corporate income tax rate effectively increased to 40.95%. Also, the amendments of Act No. 7 of March 9, 2009, particularly to alternative minimum tax (“AMT”), eliminates the deduction for professional services expenses incurred outside Puerto Rico unless these payments are subject to income tax in Puerto Rico.
The components of the provision for income tax for the years ended December 31 are as follows:

	2009	2008	2007
	(Dollars in thousands)
Current tax provision	$11,870	$11,559	$28,037
Deferred tax benefit	(535)	(18,083)	(23,833)

Provision (benefit) for income tax	$11,335	$(6,524)	$4,204

The difference between the income tax provision (benefit) and the amount computed using the statutory rate is due to the following:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Income tax at statutory rate	$21,544	41%	$1,563	39%	$(12,496)	(39%)
Benefits of net tax exempt income	(2,379)	(5%)	(5,917)	(148%)	(6,247)	(19%)
Deferred tax valuation allowance change	(6,146)	(12%)	(2,458)	(61%)	23,103	72%
Adjustment in deferred tax due to change in tax rate	1,583	3%
Other	(3,267)	(6%)	288	7%	(156)	0%

Provision (benefit) for income tax	$11,335	21%	$(6,524)	(163%)	$4,204	14%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities at December 31, were as follows:

	2009	2008
	(Dollars in thousands)
Deferred Tax Assets:
Valuation of mortgage loans	$2,639	$2,869
Allowance for loan losses	43,618	39,613
Long term incentive plans	2,198	3,939
Deferred gain on sale of properties	4,274	4,560
Postretirement and pension benefits	14,931	18,126
Reserve for insurance cancellations	1,510	1,499
Valuation on claim receivable	—	9,797
Alternative minimum tax	2,372
Reserve for repossessed assets	6,557	3,071
Other	4,647	6,878

	82,746	90,352

Deferred Tax Liabilities:
Net deferred loan origination costs	(533)	(971)
Unrealized gain on investment securities available for sale	(94)	(1,777)
Unrealized gain on derivatives	(508)	(1,972)
Valuation subordinated note	(1,404)	(2,620)
Goodwill and other intangibles	(7,792)	—
Mortgage-servicing rights and other	(3,033)	(5,735)

	(13,364)	(13,075)

Valuation allowance	(14,589)	(20,735)

Deferred tax asset, net	$54,793	$56,542

Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander Bancorp (parent company only) amounting to $14.5 million and $0.1 million, respectively, at December 31, 2009 and $20.6 million and $0.1 million, respectively, at December 31, 2008. Accordingly, a deferred tax asset valuation allowance of $14.5 million and $0.1 million at December 31, 2009 and $20.6 million and $0.1 million at December 31, 2008, for Santander Financial Services, Inc and Santander Bancorp (parent company only), respectively, were recorded.

Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns.
The Corporation adopted the provisions of FASB ASC Topic 740 on January 1, 2007. A reconciliation of beginning and ending amount of the accrual for uncertain income tax positions, including interest and penalties, is as follows:

	For the years ended
	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)
Balance at begining of the year	$31,570	$16,507	$12,676
Gross increases for tax positions of prior years	4,153	15,429	2,980
Gross decreases for tax positions of prior year	(1,664)	(1,931)	—
Gross increases for tax positions of current year	4,564	2,523	2,424
Release of contingencies	(7,868)	(958)	(1,573)

Balance at end of the year	$30,755	$31,570	$16,507

The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2009, 2008 and 2007, the Corporation recognized $1.8 million, $1.3 million and $1.4 million of interest and penalties, respectively, for uncertain tax positions. As of December 31, 2009 and 2008, the related accrued interest amounted to approximated $3.2 million and $3.7 million, respectively. As of December 31, 2009 and 2008, the Corporation had $8.1 million and $10.3 million, respectively, of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of December 31, 2009, the years 2005 through 2008 remain subject to examination by the Puerto Rico tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
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
The Corporation leases certain operating facilities under non-cancelable operating leases, including leases with related parties, and has other agreements expiring at various dates through 2027. Rent expense charged to operations related to these leases was approximately $15,559,000, $13,570,000 and $10,271,000 for 2009, 2008 and 2007, respectively. At December 31, 2009, the minimum unexpired commitments for leases and other commitments are as follows:

Year	Leases	Other commitments	Total
	(In thousands)
2010	$13,143	$17,790	$30,933
2011	11,590	—	11,590
2012	10,564	—	10,564
2013	9,842	—	9,842
2014	9,128	—	9,128
Thereafter	50,349	—	50,349

	$104,616	$17,790	$122,406

19. Employee Benefits Plan:
Pension Plan
The Corporation maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of the Corporation (the “Plan”) before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the “BCH”). The Corporation’s Plan uses a December 31 measurement date for both plans.
The Corporation requires recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss (AOCL) pursuant the FASB ASC Topic 715. Actuarial gains or losses, prior service costs and transition assets or obligations will be subsequently recognized as components of net periodic benefit costs. Additional minimum pension liabilities (AMPL) and related intangible assets are derecognized upon adoption of the standard.
Amounts included in AOCL (pre-tax) as of December 31, 2009 were as follows:

Pension
Plans
(Dollars in thousands)
Net transition asset	$(13)
Net loss	38,291

$38,278

The amounts in AOCL that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

Pension
Plans
(Dollars in thousands)
Amortization of net transition asset	$(2)
Amortization of net actuarial loss	1,516

$1,514

The following presents other changes in plan assets and benefit obligation recognized in AOLC.

	2009	2008
	(Dollars in thousands)
Net loss (gain)	$(2,908)	$13,577
Amortization of net gain	(1,171)	(231)
Amortization of transition obligation	2	2

Total recognized in other comprehensive income	$(4,077)	$13,348

The following presents the funded status of the Corporation’s Plan at December 31, based on the actuarial assumptions described below.

	2009	2008
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,415	$36,923
Interest cost	2,359	2,355
Actuarial loss	1,289	2,820
Benefits paid	(1,898)	(1,683)

Projected benefit obligation at end of year	42,165	40,415

Change in plan assets:
Fair value of plan assets at beginning of year	28,019	35,740
Actual return on plan assets	6,297	(8,028)
Employer contributions	1,833	1,990
Benefit paid	(1,898)	(1,683)

Fair value of plan assets at end of year	34,251	28,019

Funded status	(7,914)	(12,396)
Net actuarial loss	16,024	20,103
Net transition asset	(13)	(15)

Net amount recognized	$8,097	$7,692

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability	$(7,914)	$(12,396)
Accumulated other comprehensive income	16,011	20,088

Net amount recognized	$8,097	$7,692

(Decrease) increase in minimum liability included in other comprehensive income	$(4,077)	$13,348

Projected benefit obligation	$42,165	$40,415
Accumulated benefit obligation	$42,165	$40,415
Fair value of plan assets	$34,251	$28,019
For each of the three years in the period ended December 31, the pension costs for the Corporation’s Plan included the following components:

	2009	2008	2007
	(Dollars in thousands)

Interest cost	$2,359	$2,355	$2,279
Expected return on assets	(2,100)	(2,729)	(2,718)
Net loss amortization	1,169	229	411

Net periodic pension (benefit) cost	$1,428	$(145)	$(28)

Assumptions used to determine benefit obligation for the Corporation’s Plan as of December 31, included:

	2009	2008	2007
Discount rate	5.91%	6.00%	6.50%

Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic pension cost for the Corporation’s Plan as of December 31 included:

	2009	2008	2007
Discount rate	6.00%	6.50%	5.75%

Rate of compensation increase	n/a	n/a	n/a

Expected return on plan assets	7.50%	7.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the consultant and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by consultant are based on the same asset categories as the plan using well known broad indices. Expected returns are based by historical returns with adjustments to reflect a more realistic future return. Adjustments are done by categories taking into consideration current and future market conditions. The Corporation also considered historical returns on its plan assets. The Corporation anticipates that the Plan’s portfolio will generate annual long term rate of returns of at least 7.50%.
The Corporation’s Plan asset allocations at December 31, by asset category are as follows:

	2009	2008
Asset Category:
Equity securities	53%	50%
Debt securities	46%	48%
Other	1%	2%

Total	100%	100%

The expected contribution to the Corporation’s Plan for 2010 is $3,173,000.

The following presents the funded status of the BCH Plan at December 31, based on the actuarial assumptions described below:

	2009	2008
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$32,746	$32,931
Interest cost	1,840	2,008
Actuarial gain	(76)	(470)
Benefits paid	(2,062)	(1,723)

Projected benefit obligation at end of year	32,448	32,746

Change in plan assets:
Fair value of plan assets at beginning of year	21,560	27,625
Actual return on plan assets	4,792	(6,298)
Employer contributions	2,003	1,956
Benefits paid	(2,062)	(1,723)

Fair value of plan assets at end of year	26,293	21,560

Funded status	(6,155)	(11,186)
Net actuarial loss	22,267	26,281

Net amount recognized	$16,112	$15,095

Amounts recognized on the consolidated balance sheets consist of:
Accrued benefit liability, net of prepaid benefit cost	$(6,155)	$(11,186)
Accumulated other comprehensive income	22,267	26,281

Net amount recognized	$16,112	$15,095

(Decrease) increase in minimum liability included in other comprehensive income	$(4,014)	$7,532

Projected benefit obligation	$32,448	$32,746
Accumulated benefit obligation	$32,448	$32,746
Fair value of plan assets	$26,293	$21,560
For each of the three years in the period ended December 31, 2009 and 2008 and November 30, 2007, the pension costs for the BCH Plan included the following components. Effective November 30, 1996, the benefits in this plan were frozen.

	2009	2008	2007
	(Dollars in thousands)
Interest cost	$1,840	$1,853	$1,838
Expected return on assets	(1,612)	(2,092)	(2,170)
Net loss amortization	758	520	513

Net periodic pension cost	$986	$281	$181

     The following presents other changes in plan assets and benefit obligation recognized in AOLC.

	2009	2008
	(Dollars in thousands)
Net loss (gain)	$(3,257)	$8,095
Amortization of net loss (gain)	(757)	(563)
Amortization of transition obligation (asset)	—	—

Total recognized in other comprhensive income	$(4,014)	$7,532

Assumptions used to determine benefit obligation for the BCH Plan as of December 31, 2009 and 2008 and November 30, 2007 included:

	2009	2008	2007
Discount rate	5.80%	6.00%	5.75%

Rate of compensation increase	n/a	n/a	n/a

Assumptions used to determine net periodic pension cost for the BCH Plan as of December 31, 2009 and 2008 and November 30, 2007 included:

	2009	2008	2007
Discount rate	6.00%	5.75%	5.75%

Rate of compensation increase	n/a	n/a	n/a

Expected return on plan assets	7.50%	7.50%	8.50%

In developing the expected long-term rate of return assumption, the Corporation evaluated input from the BCH Plan’s consultant and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns by consultant are based on the same asset categories as the plan using well known broad indices. Expected returns are based by historical returns with adjustments to reflect a more realistic future return. Adjustments are done by categories taking into consideration current and future market conditions. The Corporation also considered historical returns on BCH Plan assets. The Corporation anticipates that the BCH Plan’s portfolio will generate annual long term rate of returns of at least 7.50%.
The Corporation’s asset allocations for the BCH Plan at December 31 by asset category are as follows:

	2009	2008
Asset Category:
Equity securities	53%	49%
Debt securities	47%	49%
Other	—	2%

Total	100%	100%

The expected contribution to the BCH Plan for 2010 is $1,086,000.
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
Expected future benefit payments for the plans at the end of their respective fiscal years are as follows:

	Corporation’s	BCH
	Plan	Plan
	(Dollars in thousands)
2010	$1,817	$2,119
2011	1,860	2,534
2012	1,918	2,203
2013	2,000	3,028
2014	2,029	3,349
2015 through 2019	11,728	15,357
The fair values of the Corporation’s Pension Plan Assets at December 31, 2009, by asset category, are as follows:

Assets Category	Level 1	Level 2	Level 3	Total
Equity Securities:
US Large Cap	$13,308	$—	$—	$13,308
US Small Cap	8,597			8,597
International Large cap (a)	5,950			5,950
Emerging Markets	2,282			2,282

Cash	46			46
Mutual Funds (b)	5,762			5,762
Mortgage Back Securities		3,451		3,451
US Corporate Bonds ( c)		5,791		5,791
US Treasuries	8,901			8,901
Municipal Bonds (d)		5,333		5,333
Interest Bearing Deposits	1,123			1,123

Total Assets at Fair Value	$45,969	$14,575	$—	$60,544

(a)	These categories are comprised of actively managed exchange traded funds with underlying investments in international large cap and emerging markets equity securities.

(b)	Approximately 27% of mutual funds invest in international bonds, 30% in US high yield bonds, 21% in commodities, and 22% invest in real estate investments.

(c)	This category represents investment grade bonds of US issuers from diverse industries.

(d)	This category includes approximately 30% of Puerto Rico municipal bonds and 70% in US municipal bonds.

Determination of Fair Value
The following is a description of the valuation inputs and techniques used to measure the fair value of pension plan assets.
Equity Securities and Funds
For common stocks, mutual funds, and exchange-traded funds, fair value is based on quoted market prices for identical securities, and accordingly, are classified as Level 1.
Mortgage Backed Securities
The mortgage backed securities held in the pension plan are backed 100% by Puerto Rico mortgages. Fair values are measured using model-based valuation techniques which incorporate observable rates adjusted for prepayment assumptions and other factors based on the characteristics of the underlying pool of mortgages. These inputs are observable in the market and therefore have been classified as Level 2.
US Corporate Bonds
Generally, fair values for US corporate bonds are estimated using discounted cash flow techniques based on observable market data. Therefore, these securities have been classified as Level 2. However, values are based on quoted market prices of identical securities, if traded on a daily basis.
US Government and Municipal Bonds
US Government and municipal bonds securities held in the pension plans consist mainly of US Treasury notes, US municipal Bonds, and Puerto Rico municipal bonds. The fair value of US Treasury notes is generally based on actual quoted market prices for identical securities traded in active markets and therefore has been classified as Level 1. US and Puerto Rico municipal bonds are valued using observable market inputs and therefore have been classified as Level 2.
Interest Bearing Deposits
Interest Bearing Deposits consist of money market accounts with short term maturities and therefore the carrying value approximates fair value.
Savings Plans
The Corporation also provides three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contributions for the years ended December 31, 2009, 2008 and 2007, amounted to $188,000, $1,110,000 and $1,476,000, respectively. Effective March 2009, the Corporation amended the plans to suspend monthly contributions.
20. Long Term Incentive Plans:
Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan provides for settlement in cash or stock of Santander Group to the participants and is classified as a liability plan. Accordingly, the Corporation accrued a liability and recognized monthly compensation expense over the fourteen month vesting period through January 2008. The Corporation recognized a reversal of compensation expense under this plan amounting to $4.1 million due to a favorable change in plan valuation during the year ended December 31, 2008 and $10.3 million of compensation expense for the same period in 2007. As options were exercised during 2008, $6.7 million was reclassified from liabilities to capital paid in excess of par value, as a capital contribution.

•	The grant of 100 shares of Santander Spain stock to all employees of Santander Group’s operating entities as part of the celebration of Santander Group 150th Anniversary during 2007. The Corporation recognized compensation expense under this plan amounting to $4.3 million in 2007. The shares granted were purchased by an affiliate and recorded as a capital contribution in the Corporations’ 2007 consolidated statement of changes in stockholders equity.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expired in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $2.0 million and 2.9 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2011. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.4 million for the year ended December 31, 2009.
21. Related Party Transactions:
The Corporation engages in transactions with affiliated companies in the ordinary course of business. At December 31, 2009, 2008 and 2007 and for the years then ended, the Corporation had the following balances and/or transactions with related parties:

	2009	2008	2007
	(Dollars in thousands)
Deposits from related parties	$789,845	$695,948	$17,344
Interest-bearing deposits with affiliates	1,441	3,757	1,106
Other borrowings from an affiliate	60,000	60,000	—
Loans to directors, officers, and related parties (on substantially the same terms and credit risks as loans to third parties)	2,644	2,604	3,288
Technical assistance income for services rendered	4,016	3,651	2,769
Operating expenses for EDP services received	18,349	17,288	13,461
Technical assistance expense for software development	789	753	199
Rental income	573	439	441
Fair value of derivative financial instruments purchased from affiliates	(102,129)	(158,552)	(26,917)
Fair value of derivative financial instruments sold to affiliates	—	(1,417)	354
Loans sold to an affiliate	142,017	300,097	10,465

22. Derivative Financial Instruments:
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
Indexed Options. Options are generally over-the-counter (OTC) contracts that the Corporation enters into in an order to receive the appreciation of a specified Stock Index (e.g. Dow Jones Industrial Composite Stock Index, S&P 500, Nikkei, and Dow Jones Euro Stock) over a specified period in exchange for a premium paid at the contract’s inception. The option period is determined by the contractual maturity of the certificates of deposits tied to the performance of the Index.
Loan Commitment. Commitment to a borrower by a lending institution that it will loan a specific amount at a certain rate on a particular piece of real estate.
As of December 31, 2009, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
	Notional		the year ended
	Value	Fair Value	December 31, 2009
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$(492)	$(5,702)
OTHER DERIVATIVES
Options	105,450	3,789	16
Embedded options on stock-indexed deposits	105,450	(3,789)	(16)
Interest rate caps	390	(8)	5
Customer interest rate caps	390	8	(5)
Customer interest rate swaps	1,655,318	112,031	(64,416)
Interest rate swaps-offsetting position of customer swaps	1,675,319	(111,811)	64,810
Interest rate swaps	—	—	(287)
Loan commitments	3,447	(8)	(101)

			$(5,696)

     As of December 31, 2008, the Corporation had the following derivative financial instruments outstanding:

				Other
			Gain (Loss) for	Comprehensive
			the year	Gain* for the
	Notional		ended	year ended
	Value	Fair Value	Dec. 31, 2008	Dec. 31, 2008
		(Dollars in thousands)
CASH FLOW HEDGES
Interest rate swaps	$—	$—	$—	$1,237
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	125,000	5,210	4,311	—
OTHER DERIVATIVES
Options	118,214	3,774	(18,995)	—
Embedded options on stock-indexed deposits	118,214	(3,774)	18,974	—
Interest rate caps	583	(13)	(20)	—
Customer interest rate caps	583	13	20	—
Customer interest rate swaps	1,729,209	176,447	130,778	—
Interest rate swaps-offsetting position of customer swaps	1,729,209	(176,787)	(131,991)	—
Interest rate swaps	90,000	287	821	—
Loan commitments	3,862	93	48	—

			$3,946	$1,237

*	Net of tax
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
As of December 31, 2009, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 0.68% and 6.22%, respectively. As of December 31, 2009, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $120.6 million, swapped to create a floating rate source of funds. For the year ended December 31, 2009, 2008 and 2007, the Corporation recognized a loss of approximately $5.7 million, a gain of $4.3 million and a loss of $465,000, respectively, on these economic hedges, which is included in other income in the consolidated statements of operations.
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
The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the consolidated statements of operations. For the year ended December 31, 2009, a loss of approximately $16,000 was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $16,000 was recorded on the option contracts. For the year ended December 31, 2008, a gain of approximately $19.0 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $19.0 million was recorded on the option contracts. For the year ended December 31, 2007, a loss of approximately $0.1 million was recorded on embedded options on stock-index deposits and notes and a gain of approximately $0.1 million was recorded on the option contracts.
The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the year ended December 31, 2009, 2008 and 2007, the Corporation recognized a net gain of $394,000 and a net loss of $1,213,000 and $364,000 on these transactions, respectively.
To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the year ended December 31, 2009, 2008 and 2007, the Corporation recognized a net loss of $287,000 and a net gain of $821,000 and $315,000, respectively, on these transactions. There were no outstanding freestanding derivatives contracts as of December 31, 2009.
The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to FASB ASC Topic 820 and FASB ASC Topic 815. As of December 31, 2009 and December 31, 2008, the Corporation had loan commitments outstanding for approximately $3.4 million and $3.9 million, respectively. The Corporation recognized a net loss of $101,000 for the year ended December 31, 2009 and a net gain of $48,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively, on these commitments.
The Corporation is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is the interest rate risk. The following table presents the fair value of derivative instruments in the consolidated balance sheet:

(Dollars in thousands)		Assets Derivatives
		Fair Value
	Balance Sheet	as of
	Location	December 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other assets	$114,991	$193,312
Interest rate caps	Other assets	8	13
Options	Other assets	3,789	3,774
Loan commitment	Other assets	—	93

Total		$118,788	$197,192

		Liabilities Derivatives
		Fair Value
	Balance Sheet	as of
	Location	December 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other liabilities	$115,263	$187,525
Interest rate caps	Other liabilities	8	13
Options	Other liabilities	3,789	3,774
Loan commitment	Other liabilities	8	—

Total		$119,068	$191,312

The following table presents the effect of the derivative instruments on the consolidated statements of operations:

(Dollars in thousands)
		Gain or (Loss) recognized int
	Location of Gain or (Loss)	Income on derivatives
	recognized in Income on	for the year ended
	Derivatives	December 31, 2009
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Interest Income (Expense)	$6,020
Interest rate swaps	Other Income (Loss)	(5,141)
Loan commitment	Other Income (Loss)	(101)

Total		$778

Contingent Features
Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, it would be a violation of these provisions and the counterparties to the derivative instruments could demand immediate payment or immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009 and 2008 was $4.1 million and $15.5 million, respectively, for which the Corporation has posted collateral of $2.2 million and $9.2 million, respectively, in the normal course of business.

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
FASB ASC Topic 460, “Guarantees”, establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FASB ASC Topic 460 defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party, based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Corporation considers the following off-balance sheet lending-related arrangements to be guarantees under FASB ASC Topic 460: standby letters of credit and commitments to extend credit.
The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FASB ASC Topic 460 approximates the unamortized fees received from the customers. The fair value of the liability recorded at inception is amortized into income as lending & deposit-related fees over the life of the guarantee contract.
The Corporation’s exposure to credit loss, in the event of nonperformance by the counterparties to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written, is represented by the contractual notional amounts of those instruments.
The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Standby letters of credit and other commitments to extend credit are subject to the Corporation’s internal risk rating systems. The contract amount of financial instruments with off-balance sheet risk, whose amounts represent credit risk as of December 31, 2009 and 2008, was as follows:

	2009	2008
	(Dollars in thousands)
Standby letters of credit and financial guarantees written	$41,837	$95,660

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,218,115	$1,193,875

The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. At December 31, 2009 and 2008, the Corporation’s liabilities include $254,000 and $1,102,000, respectively, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at December 31, 2009 had terms ranging from one month to four years. The contract amounts of the standby letters of credit of approximately $41,837,000 and $95,660,000 at December 31, 2009 and 2008, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by all its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and real estate. The Corporation holds collateral as guarantee for most of these financial instruments. The Corporation’s commitment to extend credit, approved loans not yet disbursed and unused lines of credit amounted to approximately $1.2 billion at December 31, 2009 and 2008 and had a fair value of $1.2 million, as of both dates.
24. Fair Value of Financial Instruments:
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

(Dollars in thousands)
	Ending Balance as of		Opening Balance as of
	December 31, 2007	Adoption Net	January 1, 2008
	(Prior to Adoption)*	Gain (Loss)	(After Adoption)
Impact of Electing the Fair Value Option under Topic 825:
Callable Brokered Certificates of Deposits	$(763,476)	$64	$(763,412)
Subordinated Capital Notes	(123,686)	5,134	(118,552)

Cumulative-effect Adjustments (pre-tax)	$(887,162)	5,198	$(881,964)

Income Tax Impact		(1,979)

Cumulative-effect Adjustment Increase to Retained Earmings, net of tax		$3,219

*	Net of debt issue cost, placement fees and basis adjustments as of December 31, 2007
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. government, agency mortgage-backed debt securities and FDIC insured corporate bonds that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain mortgage-backed debt securities, corporate debt securities, derivatives contracts, callable brokered certificates of deposits, subordinated notes and Puerto Rico open-ended funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain Puerto Rico corporate debt securities, Puerto Rico closed-ended funds, and certain derivative contracts.
Recurring Measurements
The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at December 31, 2009 and December 31, 2008.

(Dollars in thousands)	2009
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$100	$39,376	$8,263	$47,739
Investment Securities Available for Sale	323,638	93,970	—	417,608
Derivative Assets	—	118,541	247	118,788

Total Assets reported at Fair Value	$323,738	$251,887	$8,510	$584,135

Liabilities:
Deposits (1)	$—	$12,476	$—	$12,476
Subordinated Capital Notes (2)	—	120,551	—	120,551
Derivative Liabilities	—	118,813	255	119,068

Total Liabilities reported at Fair Value	$—	$251,840	$255	$252,095

	2008
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities	$117	$35,083	$29,519	$64,719
Investment Securities Available for Sale	171,916	630,196	—	802,112
Derivative Assets	463	195,993	736	197,192

Total Assets reported at Fair Value	$172,496	$861,272	$30,255	$1,064,023

Liabilities:
Deposits (1)	$—	$101,401	$—	$101,401
Subordinated Capital Notes (2)	—	118,282	—	118,282
Derivative Liabilities	—	190,669	643	191,312

Total Liabilities reported at Fair Value	$—	$410,352	$643	$410,995

(1)	Amounts represent certain callable brokered certificates of deposits for which the Corporation has elected the fair value option under FASB ASC Topic 825.

(2)	Amounts represent certain subordinated capital notes for which the Corporation has elected the fair value option under FASB ASC Topic 825.
Level 3 assets and liabilities were 1.5% and 0.10% of total assets reported at fair value and total liabilities carried at fair value, respectively, as of December 31, 2009 and 2.8% and 0.16% as of December 31, 2008, respectively.
The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to December 31, 2009 and January 1, 2008 to December 31, 2008:

(Dollars in thousands)

		Net realized/unrealized
		loss included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	losses
	January 1,		Comprehensive	out of	and	December 31,	still
	2009	Earnings	Income	Level 3	settlements	2009	held (2)
Trading Securities (1)	$29,519	$(1,824)	$—	$—	$(19,432)	$8,263	$7
Derivatives, net	93	(101)	—	—	—	(8)	(101)

	$29,612	$(1,925)	$—	$—	$(19,432)	$8,255	$(94)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	gains (loss)
	January 1,		Comprehensive	out of	and	December 31,	still
	2008	Earnings	Income	Level 3	settlements	2008	held (2)
Trading Securities (1)	$20,150	$1,888	$—	$—	$7,481	$29,519	$45
Derivatives, net	45	48	—	—	—	93	93

	$20,195	$1,936	$—	$—	$7,481	$29,612	$138

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2009 and 2008.
The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2009 and 2008. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of FASB ASC Topic 825.
(Dollars in thousands)

Total Gains (Losses)
For the year ended
	December 31, 2009		December 31, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$(1,824)	$(101)	$1,888	$48

The table below summarizes changes in unrealized gains or losses recorded in earnings for the years ended December 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at December 31, 2009 and 2008. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of Topic 825.

(Dollars in thousands)

Changes in Unrealized Gains (Loss)
For the year ended
	December 31, 2009		December 31, 2008
	Trading	Net	Trading	Net
	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$7	$(101)	$45	$93

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
Trading Securities
Trading securities are recorded at fair value and consist primarily of mortgage-backed securities, Puerto Rico government obligations, corporate debt, and equity securities. Fair value is generally based on quoted market prices. Level 1 securities owned include those identical securities traded in active markets. Level 2 trading securities owned include those securities for which market prices are not available and fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Level 2 trading securities primarily include Puerto Rico government obligations and Puerto Rico open-ended funds Level 3 trading securities primarily include Puerto Rico corporate debt securities and Puerto Rico fixed-income closed-ended funds. At December 31, 2009, the majority of these instruments were valued based on dealer indicative quotes and recent trade activity.
The Corporation holds certain equity securities for which the net asset value is used for valuation purposes. The equity securities held by the Corporation have limited observable activity, therefore are classified within level 2 or 3 of the fair value hierarchy.
The table below summarizes those securities owned open-ended and closed-ended funds outstanding as of December 31, 2009 for which the Corporation uses the net asset value for valuation purposes.
(Dollars in thousands)

	Fair	Redemption
	Value	Frequency
Closed-ended funds (1)	$7,037,646	N/A
Open-ended fixed income funds (2)	1,644,909	Daily, Weekly
Open-ended equity funds (3)	1,541,742	Daily

	$10,224,297

(1)	These funds seek to provide shareholders with a high level of current income consistent with the preservation of capital, its investment policies and prudent investment management. These funds will invest not less than 67% of its assets in Puerto Rico securities and up to 33% in U.S. securities. The fair value of the funds’ investments, which include municipal securities — bonds issued by Puerto Rico and United States governments and agencies, mortgage-backed securities, corporate bonds and preferred stock, are obtained from third-party pricing services providers and by broker-dealers. Market inputs utilized in the pricing evaluatiohin process include, primarily, all or some of the following: benchmark yields, reported trades, broker-dealers quotes, issuer spreads, two-sided markets, bid-offer price or spread, benchmark securities, bids, offers, reference data, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, and industry and economic events. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.

(2)	These funds seek to provide shareholders with a high level of current income consistent with the preservation of capital, its investment policies and prudent investment management. There are two funds under this category, one hold not less than 67% of its assets in Puerto Rico securities and up to 33% in U.S. securities, and the other hold not less than 20% of its assets in Puerto Rico securities and up to 80% in non-Puerto Rico securities. The fair value of the funds’ investments, which include municipal securities — bonds issued by Puerto Rico and United States governments and agencies, mortgage-backed securities, corporate bonds and preferred stock, are obtained from third-party pricing services providers and by broker-dealers. Market inputs utilized in the pricing evaluation process include, primarily, all or some of the following: benchmark yields, reported trades, broker-dealers quotes, issuer spreads, two-sided markets, bid-offer price or spread, benchmark securities, bids, offers, reference data, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, and industry and economic events. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.

(3)	These funds seek to provide shareholders long-term growth of capital. These funds will invest up to 80% of its assets in common stock and other equity securities of U.S. and foreign companies with small, medium and large market capitalization, including exchanged-traded funds. One of the funds can also invest in alternative investments. Each fund will invest at least 20% of its assets in Puerto Rico securities. The fair value of the securities is determined on the basis of the valuations provided by dealers or independent pricing services. Equity securities are valued at the official closing price of, or the last reported sales price on, the exchange or market on which such securities are traded, as of the close of business on the day the securities are being valued, or lacking any sales, at the last available bid price. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.
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
Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk., With the issuance of FASB ASC Topic 820, these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Corporation does not determine a credit value adjustment on derivative assets and liabilities where Santander Group and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk. Effective January 1, 2008, the Corporation updated its methodology to include the impact of both counterparty and its own credit standing.
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
Deposits, other than those recorded at fair value under FASB ASC Topic 825, are carried at historical cost. For FASB ASC Topic 825 disclosures, fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of December 31, 2008. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities, including adjustments to reflect the current credit worthiness of the Corporation.
Securities Sold under Agreements to Repurchase and Federal Home Loan Bank Advances
Securities sold under agreements to repurchase and Federal Home Loan Bank advances are carried at historical cost. For FASB ASC Topic 825 disclosures, the fair value is determined by discounting cash flows by market rates currently offered for similar instruments.
Term Notes
Term notes are carried at historical cost. For FASB ASC Topic 825 disclosures, the fair value is determined using discounted cash flows method, which considers an estimated discount rate currently offered for similar borrowings, including adjustments to reflect the current credit worthiness of the Corporation.
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
Non-Recurring Measurements for Assets
The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized during the year ended December 31, 2009 and 2008.
(Dollars in thousands)

		Carrying Value as of December 31, 2009
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2009
Loans, net(1)	$183,691	$—	$—	$183,691	$27,811
Repossesed Assets (2)	25,182	—	—	25,182	7,021

	$208,873	$—	$—	$208,873	$34,832

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	Amount represented real estate owned properties measured for impairment during the period based on the fair value of the collateral accordance with the adoption of FASB ASC Topic 820.

Carrying Value as of December 31, 2008
Using
	Carriying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	as of
(Dollars in thousands)	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2008
Loans, net(1)	$59,152	$—	$—	$59,152	$18,410

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with FASB ASC Topic 815. As of December 31, 2009 and 2008, these callable brokered certificates of deposits had been cancelled and subordinated capital notes had a fair value of $120.6 million and $118.3million, respectively and principal balance of $125.0 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s consolidated statements of operations. Electing the fair value option allows the Corporation to avoid the burden of complying with the requirements for hedge accounting under FASB ASC Topic 815 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Subsequent to the adoption of FASB ASC Topic 825, debt issuance costs are recognized in Net Interest Income when incurred. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under FASB ASC Topic 825 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
The following table represents changes in fair value for the year ended December 31, 2009 and 2008 which includes the interest expense on callable brokered certificates of deposits and interest expense on subordinated capital notes. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of FASB ASC Topic 825 are recorded in interest expense in the consolidated statements of operations based on their contractual coupons.

	For the year ended
	December 31, 2009
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Earnings
Callable Brokered Certificates of Deposits	$(1,959)	$662	$(1,297)
Subordinated Capital Notes	(7,775)	(2,269)	(10,044)

Total	$(9,734)	$(1,607)	$(11,341)

(Dollars in thousands)

		For the year ended
	December 31, 2008
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
	Interest Expense	Other Income	Earnings
Callable Brokered Certificates of Deposits	$(18,245)	$(4,159)	$(22,404)
Subordinated Capital Notes	(7,775)	270	(7,505)

Total	$(26,020)	$(3,889)	$(29,909)

The impact of changes in the Corporation’s credit risk on subordinated capital notes for the year ended December 31, 2009 and 2008 presented in the table below has been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.
(Dollars in thousands)

For the year ended
	December 31, 2009			December 31, 2008
	Gain (Loss)	Gain (Loss)	Total	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(8,223)	$(1,821)	$(10,044)	$6,667	$(14,172)	$(7,505)

FASB ASC Topic 825 Disclosures about Fair Value of Financial Instruments
The table below is a summary of fair value estimates as of December 31, 2009 and 2008, for financial instruments, as defined by FASB ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding risk characteristics of various financial instruments, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Consolidated balance sheets financial instruments:
ASSETS:
Other investment securities	$55,431	$55,431	$61,632	$61,632

Loans held for sale	$26,726	$26,643	$38,459	$38,740

Loans (1)	$5,034,942	$4,725,493	$5,929,499	$5,862,539

LIABILITIES:
Deposits — interest-bearing	$3,696,791	$3,698,246	$4,321,939	$4,311,104

Securities sold under agreements to repurchase	$—	$—	$375,000	$365,314

Federal Home Loan Bank Advances	$1,060,000	$1,070,542	$1,185,000	$1,159,619

Subordinated capital note (2)	$189,000	$197,979	$189,000	$203,516

Term notes	$20,581	$21,030	$19,967	$22,977

	December 31, 2009		December 31, 2008
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
		(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$41,837	$(254)	$95,660	$(1,102)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,218,115	$(1,218)	$1,193,875	$(1,194)

(1)	This amount does not include loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	This amount does not include subordinated capital notes of $120.6 million and $118.3 million as of December 31, 2009 and 2008, respectively, measured at fair value under FSAB ASC Topic 825.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios, as indicated below, of Total and Tier I capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). In management’s opinion, the Corporation and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2009 and 2008.
At December 31, 2009 and 2008, the Corporation’s required and actual regulatory capital amounts and ratios are as follows:

	December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$393,865	8%	$765,629	15.55%
Tier I Capital (to Risk Weighted Assets)	$196,932	4%	$521,842	10.60%
Leverage Ratio	$196,075	3%	$521,842	7.98%

	December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$453,114	8%	$726,863	12.83%
Tier I Capital (to Risk Weighted Assets)	$226,557	4%	$476,268	8.41%
Leverage Ratio	$234,278	3%	$476,268	6.10%
As of December 31, 2009, the Bank qualified as a well-capitalized institution under the regulatory framework. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table below. At December 31, 2009, there are no conditions or events that management believes to have changed the Bank’s category since the regulator’s last examination.

At December 31, 2009 and 2008, the Bank’s required and actual regulatory capital amounts and ratios follow:

	December 31, 2009
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$352,244	8%	$686,964	15.60%	≥ 10%
Tier I Capital (to Risk Weighted Assets)	$176,122	4%	$571,380	12.98%	≥ 6%
Leverage Ratio	$195,403	3%	$571,380	8.77%	≥ 5%

	December 31, 2008
	Required		Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$411,725	8%	$662,161	12.87%	≥ 10%
Tier I Capital (to Risk Weighted Assets)	$205,863	4%	$537,395	10.44%	≥ 6%
Leverage Ratio	$234,488	3%	$537,395	6.88%	≥ 5%
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
The following present financial information of reportable segments as of and for the years ended December 31, 2009, 2008 and 2007. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	December 31, 2009
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$215,301	$159,323	$138,794	$23,259	$64,333	$53,355	$(49,761)	$604,604
Intersegment revenue	—	—	—	2,595	189	46,977	(49,761)	—
Interest income	174,868	151,728	135,588	17,505	2,688	42,377	(42,596)	482,158
Interest expense	16,657	49,293	26,180	32,900	926	39,247	(34,772)	130,431
Depreciation and amortization	4,452	2,669	876	870	1,500	2,084	—	12,451
Segment income (loss) before income tax	27,681	82,566	15,892	(19,662)	21,782	(65,135)	(10,514)	52,610
Segment assets	2,541,267	2,446,855	681,855	595,807	133,882	1,379,671	(1,012,901)	6,766,436

	December 31, 2008
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$308,646	$166,480	$142,986	$53,627	$73,145	$49,416	$(45,694)	$748,606
Intersegment revenue	17,320	—	—	—	557	27,817	(45,694)	—
Interest income	257,835	165,729	142,428	50,930	2,941	22,002	(41,094)	600,771
Interest expense	64,700	73,179	27,160	89,669	2,249	20,875	(33,383)	244,449
Depreciation and amortization	4,367	2,538	2,988	945	1,307	2,951	—	15,096
Segment income (loss) before income tax	29,911	79,906	6,262	(69,225)	22,027	(57,163)	(7,711)	4,007
Segment assets	3,641,521	2,679,466	659,054	1,210,654	149,149	631,091	(1,073,359)	7,897,576

	December 31, 2007
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total
	(Dollars in thousands)
Total external revenue	$351,120	$190,889	$144,027	$75,821	$64,378	$46,671	$(50,576)	$822,330
Intersegment revenue	9,458	13,571	—	—	2,074	25,473	(50,576)	—
Interest income	299,105	168,238	140,881	71,418	2,667	24,607	(32,706)	674,210
Interest expense	99,409	102,038	36,898	116,669	3,613	30,081	(26,177)	362,531
Depreciation and amortization	4,092	2,066	3,645	816	1,220	4,437	—	16,276
Segment income (loss) before income tax	79,406	51,596	(57,991)	(47,203)	16,359	(66,544)	(7,664)	(32,041)
Segment assets	4,014,385	2,752,186	684,115	1,533,832	130,229	541,792	(492,326)	9,164,213

Reconciliation of Segment Information to Consolidated Amounts
Information for the Corporation’s reportable segments in relation to the consolidated totals at December 31, follows:

	2009	2008	2007
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$601,010	$744,884	$826,235
Other revenues	53,355	49,416	46,671
Elimination of intersegment revenues	(49,761)	(45,694)	(50,576)

Total consolidated revenues	$604,604	$748,606	$822,330

Total income before tax of reportable segments	$128,259	$68,881	$42,167
Loss before tax of other segments	(65,135)	(57,163)	(66,544)
Elimination of intersegment profits	(10,514)	(7,711)	(7,664)

Consolidated income (loss) before tax	$52,610	$4,007	$(32,041)

Assets:
Total assets for reportable segments	$6,399,666	$8,339,844	$9,114,747
Assets not attributed to segments	1,379,671	631,091	541,792
Elimination of intersegment assets	(1,012,901)	(1,073,359)	(492,326)

Total consolidated assets	$6,766,436	$7,897,576	$9,164,213

28. Quarterly Results (Unaudited):
The following table reflects the unaudited quarterly results of the Corporation during the years ended December 31, 2009, 2008 and 2007.

	Quarters Ended 2009
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$128,675	$120,076	$118,080	$115,327
Net Interest Income	84,393	86,175	88,055	93,104
Net Interest Income after Provision for Loan Losses	43,293	52,439	47,366	56,133
Income (Loss) before Provision for Income Tax	(716)	20,910	7,666	24,750
Net Income (Loss)	(31)	12,084	10,471	18,751

Earnings (Loss) per Common Share	—	0.26	0.22	0.40

	Quarters Ended 2008
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$159,029	$153,436	$148,011	$140,295
Net Interest Income	84,599	91,045	92,406	88,272
Net Interest Income after Provision for Loan Losses	45,024	52,530	46,846	36,399
Income (Loss) before Provision for Income Tax	25,939	7,281	(18,493)	(10,720)
Net Income (Loss)	17,722	6,516	(8,162)	(5,545)

Earnings (Loss) per Common Share	0.38	0.14	(0.18)	(0.11)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest Income	$167,077	$168,242	$170,149	$168,742
Net Interest Income	79,402	78,197	76,039	78,041
Net Interest Income after Provision for Loan Losses	57,378	47,347	28,689	30,441
Income (Loss) before Provision for Income Tax	19,383	5,505	(55,011)	(1,918)
Net Income (Loss)	11,729	4,096	(50,099)	(1,971)

Earnings (Loss) per Common Share	0.25	0.09	(1.07)	(0.05)

29. Santander BanCorp (Parent Company Only) Financial Information:
The following financial information presents the financial position of the Parent Company only, as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009.
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
Santander Bancorp
Balance Sheet Information
December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
ASSETS
Cash and due from banks	$3,528	$3,430
Interest-bearing deposits	21,600	—

Total cash and cash equivalents	25,128	3,430
Loans	191,361	221,256
Investment in Subsidiaries	821,637	772,249
Accrued Interest Receivable	5,680	5,928
Other Assets	506	9,297

	$1,044,312	$1,012,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$190,000	$200,000
Subordinated Capital Notes, including $120.6 million and $118.3 million at fair value in 2009 and 2008, respectively	248,691	246,392
Accrued Interest Payable	5,666	7,724
Other Liabilities	3,460	5,195

Total liabilities	447,817	459,311

STOCKHOLDERS’ EQUITY:
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding at December 31, 2009 and 2008	126,626	126,626
Capital paid in excess of par value	566,286	565,165
Treasury stock at cost, 4,011,260 shares at December 31, 2009 and 2008	(67,552)	(67,552)
Accumulated other comprehensive loss from unconsolidated subsidiaries, net of tax	(20,695)	(22,563)
Deficit	(8,170)	(48,827)

Total stockholders’ equity	596,495	552,849

	$1,044,312	$1,012,160

Santander BanCorp
Statements of Operations Information
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Interest Income:
Loans	$11,271	$13,914	$17,883
Interest-bearing deposits	143	818	1,867

Total interest income	11,414	14,732	19,750

Interest Expense:
Borrowings	7,454	7,549	13,931
Term and subordinated capital notes	10,494	13,325	16,157

Total interest expense	17,948	20,874	30,088

Net interest loss	(6,534)	(6,142)	(10,338)
Provision for loan losses	—	740	—

Net interest loss after provision for loan losses	(6,534)	(6,882)	(10,338)
Other Income (Loss) :
Derivative gains (losses)	(7,972)	6,770	(10)
Equity in earnings (losses) of subsidiaries	54,539	15,017	(24,524)

Total other income (loss)	46,567	21,787	(24,534)

Other Operating Expenses:
Professional fees	737	881	844
Other taxes	574	586	(615)
Other operating expenses	1,170	911	774

Total other operating expenses	2,481	2,378	1,003

Income (loss) before provision (benefit) for income tax	37,552	12,527	(35,875)
(Benefit) Provision for Income Tax	(3,109)	2,723	(88)

Net Income (Loss)	$40,661	$9,804	$(35,787)

Santander BanCorp

Statements of Cash Flows Information
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,661	$9,804	$(35,787)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of dividends received	(48,539)	48,868	54,487
Deferred tax (benefit) provision	(3,109)	2,723	(88)
Provision for loan losses	—	740	—
Loss (gain) on derivatives	7,972	(6,770)	10
Net discount accretion on debt	30	32	55
Net premiun amortization on loans	72	109	177
Decrease (increase) in other assets and accrued interest receivable	5,472	(5,083)	3,968
(Decrease) increase in other liabilities and accrued interest payable	(684)	4,479	(5,087)

Total adjustments	(38,786)	45,098	53,522

Net cash provided by operating activities	1,875	54,902	17,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	29,823	13,364	27,178
Investment in subsidiary	—	(55,000)	—

Net cash provided by (used in) investing activities	29,823	(41,636)	27,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of borrowings	190,000	200,000	235,000
Repayment of borrowings	(200,000)	(235,000)	(275,000)
Dividends paid	—	(16,790)	(29,849)

Net cash used in financing activities	(10,000)	(51,790)	(69,849)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,698	(38,524)	(24,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,430	41,954	66,890

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,128	$3,430	$41,954

30. Subsequent Events:
On February 23, 2010, the Compensation Committee of the Board of Directors of the Corporation approved the participation of fifty-three Corporation officers in the fourth cycle of the Banco Santander, S.A Performance Shares Plan and the award of restricted stock units to said employees thereunder. The participants include six of the Corporation’s executive officers who were “named executive officers” for purposes of the Corporation’s proxy statement for the 2009 Annual Meeting of Shareholders. The Performance Shares Plan is an equity-based plan that provides long-term incentive opportunities for certain executive officers and managers of Banco Santander S.A. and its affiliates. Under the Performance Shares Plan, participants receive shares of Banco Santander S.A. common stock (American Depositary Shares, in the case of native U.S. and Puerto Rico participants) upon satisfaction of certain pre-established service and performance requirements. Banco Santander S.A. makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. The fourth cycle (or “I-12 Plan”) is for the three-year 2009 through 2011 period with payout of shares no later than July 31, 2012.
The Corporation has evaluated all subsequent events through the date this Annual Report on Form 10-K was filed with the SEC as significant subsequent events.

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
Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.
The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting. Their report appears herein.
Change in Internal Control Over Financial Reporting
None

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Principal Holders of Capital Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Board of Directors”, “Nominees for Election”, “Meetings of the Board of Directors and Committees”, “Executive Officers” and “Corporate Governance” of the Corporation’s definitive Proxy Statement to be filed with the SEC on or about March 26, 2010, is incorporated herein by reference
The Corporation has adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934, as amended. This Code applies to the directors, the President and CEO, the CAO, and other executive officers of the Corporation and its subsidiaries in order to achieve a conduct that reflects the Corporation’s ethical principles. The Corporation’s Code of Business Conduct was amended during fiscal year 2005 to expressly apply to the directors of the Corporation, as required by the NYSE’s Corporate Governance Rule 303A.10. The Corporation has posted a copy of the Code of Business Conduct, as amended, on its website at www.santandernet.com. The Corporation also adopted Corporate Governance Guidelines which are available on the Investor Relations website at www.santandernet.com, as required by the NYSE’s Corporate Governance Rule 303A.09. Copies of the Code of Business Conduct and the Corporate Governance Guidelines may be obtained free of charge from the Corporation’s website at the abovementioned internet address.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the caption “Compensation of Executive Officers” of the definitive Proxy Statement to be filed with the SEC on or about March 26, 2010, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Principal Holders of Capital Stock” of the definitive Proxy Statement to be filed with the SEC on or about March 26, 2010, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Transactions with Related Parties” of the definitive Proxy Statement to be filed with the SEC on or about March 26, 2010, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Disclosure of Audit Fees” of the definitive Proxy Statement to be filed with the SEC on or about March 26, 2010, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
A.	The following documents are incorporated by reference from Item 8 hereof:
(1)	Consolidated Financial Statements: Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31 2009, 2008 and 2007

Notes to Consolidated Financial Statements December 31, 2009, 2008 and 2007

(2)	Financial Statement Schedules are not presented because the information is not applicable or is included in the Consolidated Financial Statements described in A (1) above or in the notes thereto.

(3)	The exhibits listed on the Exhibit Index on page 154 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SANTANDER BANCORP (REGISTRANT)
Dated: 03/05/2010	By:	/S/ JUAN MORENO BLANCO
President and Chief Executive Officer

Dated: 03/05/2010	By:	/S/ ROBERTO JARA
Executive Vice President and
Chief Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

S:\ GONZALO DE LAS HERAS	Chairman	03/05/2010

S:\ JESUS M. ZABALZA	Director	03/05/2010

S:\ VICTOR ARBULU	Director	03/05/2010

S:\ ROBERTO VALENTIN	Director	03/05/2010

S:\ STEPHEN FERRISS	Director	03/05/2010

S:\ MARIA CALERO	Director	03/05/2010

S:\ JOSE R. GONZALEZ	Director	03/05/2010

EXHIBIT INDEX

Exhibit No.	Description	Reference
(3.1)	Amendment to the Articles of Incorporation	Exhibit 3.1-10Q-06/30/09

(10.0)	Code of Ethics	Exhibit 8-K-04/01/09

(10.1)	Loan Agreement Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 8K-01/27/10

(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12

(21)	Subsidiaries of Registrant	Exhibit 21

(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2