Form 10-Q
period 2010-03-31
SANTANDER BANCORP
filed 2010-05-10
CIK 1099958

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the last practicable date.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Outstanding as of March 31, 2010
Common Stock, $2.50 par value	46,639,104

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

PART I – ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and Cash Equivalents:
Cash and due from banks	$372,869	$296,425
Interest-bearing deposits	10,517	10,467
Federal funds sold	18,978	22,146

Total cash and cash equivalents	402,364	329,038

Interest-Bearing Deposits	1,750	1,909
Trading Securities, at fair value:	36,912	47,739
Investment Securities Available for Sale, at fair value:	417,306	417,608
Other Investment Securities, at amortized cost	51,381	55,431
Loans Held for Sale, net	25,351	26,726
Loans, net	5,160,038	5,246,444
Accrued Interest Receivable	37,544	32,651
Premises and Equipment, net	19,001	20,179
Real Estate Held for Sale	2,818	2,818
Goodwill	121,482	121,482
Intangible Assets	28,579	28,948
Other Assets	553,151	435,463

	$6,857,677	$6,766,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$855,669	$698,769
Interest-bearing, including $12.5 million at fair value in December 31, 2009	3,625,590	3,696,791

Total deposits	4,481,259	4,395,560

Federal Funds Purchased and Other Borrowings	55,000	50,000
Commercial Paper Issued	129,962	67,482
Federal Home Loan Bank Advances	970,000	1,060,000
Term Notes	15,913	20,581
Subordinated Capital Notes, including $124.2 million and $120.6 million at fair value in 2010 and 2009, respectively	312,325	308,691
Accrued Interest Payable	15,779	14,015
Other Liabilities	258,420	254,210

Total liabilities	6,238,658	6,170,539

Contingencies and Commitments (Notes 12, 13 and 16)
STOCKHOLDERS’ EQUITY:
Series A Preferred stock, $25 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $2.50 par value; 200,000,000 shares authorized, 50,650,364 shares issued; 46,639,104 shares outstanding	126,626	126,626
Capital paid in excess of par value	318,634	318,263
Treasury stock at cost, 4,011,260 shares	(67,552)	(67,552)
Accumulated other comprehensive loss, net of taxes	(19,374)	(20,695)
Retained earnings:
Reserve fund	141,833	141,833
Undivided profits	118,852	97,422

Total stockholders’ equity	619,019	595,897

	$6,857,677	$6,766,436

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2010	2009
Interest Income:
Loans	$109,687	$119,527
Investment securities	3,778	8,944
Interest-bearing deposits	109	189
Federal funds sold	8	15

Total interest income	113,582	128,675

Interest Expense:
Deposits	8,653	27,788
Securities sold under agreements to repurchase and other borrowings	6,708	12,522
Subordinated capital notes	3,460	3,972

Total interest expense	18,821	44,282

Net interest income	94,761	84,393
Provision for Loan Losses	30,093	41,100

Net interest income after provision for loan losses	64,668	43,293

Other Income (Loss):
Bank service charges, fees and other	9,439	10,358
Broker-dealer, asset management and insurance fees	13,591	12,965
Gain on sale of securities available for sale	—	9,251
Gain on sale of loans	39	2,246
Other income (loss)	6,302	(9,452)

Total other income	29,371	25,368

Other Operating Expenses:
Salaries and employee benefits	25,847	26,855
Occupancy costs	6,365	6,257
Equipment expenses	877	1,083
EDP servicing, amortization and technical assistance	9,847	10,254
Communication expenses	2,169	2,447
Business promotion	1,205	767
Other taxes	3,287	3,357
Other operating expenses	13,210	18,357

Total other operating expenses	62,807	69,377

Income (loss) before provision (benefit) income tax	31,232	(716)
Provision (Benefit) for Income Tax	9,802	(685)

Net Income (Loss) Available to Common Shareholders	$21,430	$(31)

Basic and Diluted Earnings per Common Share	$0.46	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009
(Dollars in thousands)

	For the three months ended	Year ended
	March 31, 2010	December 31, 2009
Common Stock:
Balance at beginning of period	$126,626	$126,626

Balance at end of period	126,626	126,626

Capital Paid in Excess of Par Value:
Balance at beginning of period	318,263	317,141
Share based compensation sponsored by the ultimate parent	371	2,406
Payments to ultimate parent for long-term incentive plan	—	(1,284)

Balance at end of period	318,634	318,263

Treasury Stock at cost:
Balance at beginning of period	(67,552)	(67,552)

Balance at end of period	(67,552)	(67,552)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(20,695)	(22,563)
Unrealized net gain (loss) on investment securities available for sale, net of tax	579	(3,130)
Minimum pension benefit (liability), net of tax	742	4,998

Balance at end of the period	(19,374)	(20,695)

Reserve Fund:
Balance at beginning of period	141,833	139,250
Transfer from undivided profits	—	2,583

Balance at end of the period	141,833	141,833

Undivided Profits:
Balance at beginning of period	97,422	58,734
Net income	21,430	41,275
Transfer to reserve fund	—	(2,583)
Deferred tax benefit amortization	—	(4)

Balance at end of the period	118,852	97,422

Total stockholders’ equity	$619,019	$595,897

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)

	For the three months ended
	March. 31,	March. 31,
	2010	2009
Comprehensive income (loss)
Net income (loss)	$21,430	$(31)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on investment securities available for sale, net of tax	579	(60)
Reclassification adjustment for gains on investment securities available for sale included in net operations, net of tax	—	(4,612)

Unrealized net gain (loss) on investment securities available for sale, net of tax	579	(4,672)

Minimum pension benefit (liability), net of tax	742	(1,950)

Total other comprehensive income (loss), net of tax	1,321	(6,622)

Comprehensive income (loss)	$22,751	$(6,653)

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,430	$(31)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,737	3,216
Deferred tax provision (benefit)	686	(4,603)
Provision for loan losses	30,093	41,100
Gain on sale of securities available for sale	—	(9,251)
Gain on sale of loans	(39)	(2,246)
Loss on financial instruments measured at fair value	2,862	3,928
Gain on sale of trading securities	(939)	(403)
Net premium amortization on securities	31	309
Net premium amortization on loans	83	144
Accretion of debt discount	155	158
Share based compensation sponsored by the ultimate parent	371	483
Purchases and originations of loans held for sale	(31,290)	(56,598)
Proceeds from sales of loans	2,267	111,834
Repayments of loans held for sale	1,331	734
Proceeds from sales of trading securities	473,956	226,772
Purchases of trading securities	(442,735)	(174,684)
(Increase) decrease in accrued interest receivable	(4,893)	4,052
(Increase) decrease in other assets	(108,516)	27,636
Increase in accrued interest payable	1,764	6,326
Increase (decrease) in other liabilities	794	(2,033)

Total adjustments	(71,282)	176,874

Net cash (used in) provided by operating activities	(49,852)	176,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in interest-bearing deposits	159	(1,163)
Proceeds from sales of investment securities available for sale	—	450,258
Proceeds from maturities of investment securities available for sale	100,000	137,000
Purchases of investment securities available for sale	(99,851)	(129,339)
Proceeds from maturities of other investment securities	18,225	11,700
Purchases of other investments	(14,175)	(2,025)
Repayment of securities and securities called	605	23,850
Net decrease in loans	60,026	181,350
Purchases of premises and equipment	(175)	(360)

Net cash provided by investing activities	64,814	671,271

(Continued)
The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands)

	For the three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	85,699	84,779
Net decrease in federal funds purchased and other borrowings	(85,000)	(216,150)
Net decrease in securities sold under agreements to repurchase	—	(375,000)
Net increase (decrease) in commercial paper issued	62,480	(16,901)
Net decrease in term notes	(4,815)	—

Net cash provided by (used in) financing activities	58,364	(523,272)

NET CHANGE IN CASH AND CASH EQUIVALENTS	73,326	324,842
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	329,038	283,158

CASH AND CASH EQUIVALENTS, END OF PERIOD	$402,364	$608,000

Concluded
Supplemental Disclosures of Cash Flow Information:

	For the three months ended
	March 31,	March 31,
	2010	2009
	(Dollars in thousands)
Cash paid during the period for:
Interest	$16,900	$37,457

Income taxes	$25	$4,268

Noncash transactions:
Minimum pension benefit	$742	$1,950

Loan securitizations	$19,454	$34,057

Assets received in full satisfaction of loans	$5,855	$6,699

The accompanying notes are an integral part of these condensed consolidated financial statements

SANTANDER BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
1. Summary of Significant Accounting Policies and other matters:
     The accounting and reporting policies of Santander BanCorp (the “Corporation”), a 91% owned subsidiary of Banco Santander, S.A. (“Santander Group”) conform with accounting principles generally accepted in the United States of America (hereinafter referred to as “generally accepted accounting principles” or “GAAP”) and with general practices within the financial services industry. The unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The results of the operations and cash flows for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.
     These statements should be read in conjunction with the consolidated financial statements included in the Corporation’s Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these condensed consolidated financial statements are substantially the same as those described in Note 1 to the 2009 consolidated financial statements in the Corporation’s Form 10-K.
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
Derivative Financial Instruments
     The Corporation uses derivative fi nancial instruments as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivatives are recognized on the statement of condition at fair value.
     The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.
     When the Corporation enters into a derivative contract, the derivative instrument is designated as either a fair value hedge, cash fl ow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized fi rm commitment attributable to the hedged risk are recorded in current period earnings. For a cash fl ow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded net of taxes in accumulated other comprehensive income and subsequently reclassified to net income (loss) in the same period(s) that the hedged transaction impacts earnings. The ineffective portion of cash flow hedges is inmediately recognized in current earnings. For free-standing derivative instruments, changes in the fair values are reported in current period earnings.
     Prior to entering a hedge transaction, the Corporation formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash fl ow hedges to specific assets and liabilities on the statement of condition or to specific forecasted transactions or firm commitments along with a formal assessment, at both inception of the hedge and on an ongoing basis, as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash fl ows of the hedged item. Hedge accounting is discontinued when the derivative instrument is not highly effective as a hedge, a derivative expires, is sold, terminated, when it is unlikely that a forecasted transaction will occur or when it is determined that is no longer appropriate. When hedge accounting is discontinued the derivative continues to be carried at fair value with changes in fair value included in earnings.
     For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash fl ow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. The fair value of derivative instruments considers the risk of nonperformance by the counterparty or the Corporation, as applicable. The Corporation obtains or pledges collateral in connection with its derivative activities when applicable under the agreement.
     The Corporation hedges certain callable brokered certificates of deposits and subordinated capital notes by using interest rate swaps. In connection with the adoption of Financial Accounting Standard Codification (“FASB ASC”) Topic 825, the Corporation carries certain callable brokered certificates of deposits and subordinated capital notes at fair value with changes in fair value included in other income in the consolidated statements of operations. The cost of funding of the Corporation’s borrowings, as well as derivatives, continues to be included in interest expense and income, as applicable, in the consolidated statements of operations. See Notes 12 and 18 to the condensed consolidated financial statements for more information.
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
     During 2009, the Corporation commenced to restructure residential real estate loans whose terms have been modified. These loans were identified as a Trouble Debt Restructuring (TDR’s), as stated on FASB ASC Topic 310, “Receivables”. This FASB ASC Topic states that a restructuring of a debt constitutes a TDR’s if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Once a loan is determined to be a TDR, then various effects must be considered, such as: identifying the loan as impaired, performing an impairment analysis, applying proper revenue recognition accounting, and reviewing its regulatory credit risk grading. Total restructured mortgage loans under this program amounted $114.6 million as of March 31, 2010 and $95.1 million as of December 31, 2009. Refer to the Allowance for Loan Losses section for further information.
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
     The Corporation recognized as liabilities the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002, net of the related amortization at inception. The fair value approximates the unamortized fees received from the customers for issuing the standby letters of credit. The fees are deferred and recognized on a straight-line basis over the commitment period. Standby letters of credit outstanding at March 31, 2010 had terms ranging from one month to three years.
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
     For purposes of determining the impairment analysis to be applied on TDR’s, the Corporation stratifies these loans into performing loans and non-performing loans. Impairment measure in performing loans was based on the present value of future cash flows discounted at the loan’s original contractual rate. The impairment measure on non-performing loans is based on the fair value of the collateral net of dispositions cost. The Corporation had $114.6 million and $95.1 million of restructured residential mortgage loans with allowance for loan losses of $6.8 million and $6.1 million as of March 31, 2010 and December 31, 2009, respectively.
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
Mortgage-servicing Rights
     Mortgage-servicing rights (“MSRs”) represent the cost of acquiring the contractual rights to service loans for others. On a quarterly basis the Corporation evaluates its MSRs for impairment and charges any such impairment to current period earnings. In order to evaluate its MSRs, the Corporation stratifies the related mortgage loans on the basis of their risk characteristics which have been determined to be: type of loan (government-guaranteed, conventional, conforming and non-conforming), interest rates and maturities. Impairment of MSRs is determined by estimating the fair value of each stratum and comparing it to its carrying value. No impairment loss was recognized for the three-month periods ended March 31, 2010 and 2009.

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
     Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. At March 31, 2010 and December 31, 2009, the unpaid principal balances of mortgage loans serviced for others amounted to approximately $1,356,000,000 and $1,357,000,000, respectively. In connection with these mortgage-servicing activities, the Corporation administered escrow and other custodial funds which amounted to approximately $3,410,000 and $3,874,000 at March 31, 2010 and December 31, 2009, respectively.
Trust Services
     In connection with its trust activities, the Corporation administers and is custodian of assets amounting to approximately $125,000,000 and $131,000,000 at March 31, 2010 and December 31, 2009, respectively. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated balance sheets. The Corporation’s Trust Division is focusing its efforts on transfer and paying agent and Individual Retirement Account (IRA) services.
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
Insurance Commissions
     The Corporation’s insurance agency operation earns commissions on the sale of insurance policies issued by unaffiliated insurance companies. Commission revenue is reported net of the provision for commission returns on insurance policy cancellations and commission expense, which is based on management’s estimate of future insurance policy cancellations as a result of historical turnover rates by types of credit facilities subject to insurance.
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
Variable Interest Entities
          Variable interest entities (VIE’s) are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). The FASB amended on June 2009 the guidance applicable to VIE’s and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
          Currently, the Corporation owned a Trust preferred security subsidiary. Even though this Trust is still considered a VIE under the new accounting guidance, the Corporation does not consolidated this subsidiary since its sole asset is a receivable from the Corporation. This transaction is described in Note 10.
          The Corporation has variable interests in certain investments that have the attributes of investment companies. However, in January 2010, the FASB decided to make official the deferral of ASC Subtopic 860-10 for certain investment entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have the attributes of entities subject to ASC Topic 946 (the “Investment Company Guide”). The FASB also decided to defer the application of this guidance for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. Asset managers would continue to apply the applicable existing guidance to those entities that qualify for the deferral.
          On January 2010, the joint agencies issued a final rule regarding risk-based capital and the impact of adoption of the new consolidation guidance issued by the FASB. The final rule allows for a phase-in period for a maximum of one year for the effect on risk-weighted assets and the regulatory limit on the inclusion of the allowance for loan losses in Tier 2 capital related to the assets that are consolidated. There is no impact in the Corporation Tier 1 and 2 capital ratios.
Earnings Per Common Share
          Basic and diluted earnings per common share are computed by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period. The Corporation’s average number of common shares outstanding, used in the computation of earnings per common share was 46,639,104 for each of the quarters ended March 31, 2010 and 2009. Basic and diluted earnings per common share are the same since no stock options or other potentially dilutive common shares were outstanding during the periods ended March 31, 2010 and 2009.
Recent Accounting Pronouncements that Affect the Corporation
     The adoption of these accounting pronouncements had the following impact on the Corporation’s consolidated statements of financial condition and operations:
•	Update No.2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary”, an Accounting Standard Update. In January 2010, the FASB issued this Update to address the implementation issues related to the changes in ownership provisions in the consolidation process. This Update establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This update also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The guidance in this Update also improves the disclosures for fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This Update is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted Statement 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No. 2009-16, “Accounting for Transfer of Financial Assets”. In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No.2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No.2010-06, “Improving Disclosures about Fair Value Measurements”. In January 2010, the FASB issued an updated of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to address new disclosures regards transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Also, this update require a reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This Update provides amendments to Subtopic 820-10 which required that a reporting entity provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. Also required that a reporting entity provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers disclosures about postretirement benefit plan assets (Subtopic 715- 20, “Defined Benefits Plan”). The conforming amendments to Subtopic 715-20, change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No.2010-09,“Amendments to Certain Recognition and Disclosure Requirements”. In January 2010, the FASB issued an updated to amend the Sub-topic 855-10, Subsequent Events. This Update provides amendments to Subtopic 855-10 as follows: (1) an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued; (2) the glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 120) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer; (3) an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements; (4) the glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated. Based on the amendments, that definition is no longer necessary for purposes of Topic 855; (5) the scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No.2010-01, “Accounting for Distribution to Shareholders with Components of Stock and Cash”, an EITF Developed Accounting Standard Update. In January 2010, the FASB issued a ASC Topic 505 to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. This Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice. This Update affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate. Such a scenario is common for real estate investment trusts, but this Update apply to other kinds of entities as well. This Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB ASC. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

•	Update No.2010-10 “Consolidated Financial Statements”. In January 2010, the FASB issued an updated to amend the ASC Topic 810, “Consolidation”. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to kind losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special- purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167 for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision makers or service providers fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this Update do not defer the disclosure requirements in the Statement 167 amendments to Topic 810. Accordingly, both public and nonpublic companies are required to provide the disclosures included in Topic 810, as amended by Statement 167, for all variable interest entities in which they hold a variable interest. This includes variable interests in entities that qualify for the deferral but are considered VIEs under the provisions in Topic 810 (before the Statement 167 amendments). The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the Statement 167 amendments to Topic 810. Early application is not permitted. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.
     The Corporation is evaluating the impact that the following recently issued accounting pronouncements may have on its consolidated financial statements and disclosures.
•	Accounting Standard Update (Update) No.2010-11 “Derivatives and Hedging-Embedded Derivatives”. In March 2010, the FASB issued an updated to amend the ASC Sub Topic 815-15, “Derivatives and Hedging—Embedded Derivatives”, This Update provides amendments to: (i) clarify the scope exception under paragraphs 815-15-15-8 through 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting; (ii) The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-2; (iii) Other embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, are considered embedded derivatives subject to the application of Section 815-15-25 (which involves an analysis of whether the economic characteristics and risks of the embedded credit derivative features are clearly and closely related to the economic characteristics and risks of the host contract), provided that the overall contract is not a derivative in its entirety under Section 815-10-1. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.
•	Accounting Standard Update (Update) No.2010-18 “Receivables-Effect of a Loan Modification when the loan is part of a Pool”. In April 2010, the FASB issued an updated to amend the ASC Sub Topic 310-30. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under Subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically, paragraph 310-40-15-5 states that ‘a restructuring of a debt constitutes a troubled debt restructuring for purposes of this Subtopic if the creditor for economic or legal reasons related to the debtors financial difficulties grants a concession to the debtor that it would not otherwise consider. Diversity in practice has developed on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring. In the view of certain entities, accounting for troubled debt restructuring does not apply to individual loans within a pool, and modified loans should remain within the pool. In the view of other entities, each modified loan should be evaluated against the troubled debt restructuring criteria, and if the loan modification is a troubled debt restructuring, the modified loan should be removed from the pool and accounted for as a separate asset. The objective of the amendments in this Update is to address the diversity in practice regarding such modifications. The amendments in this Update affect any entity that acquires loans subject to Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. The amendments in this Update improve comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30. Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

2. Investment Securities Available for Sale:
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available for sale by contractual maturity are as follows:

	March 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
		(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$5,646	$100	$—	$5,746	3.98%
After one year to five years	174,799	829	229	175,399	1.35%

	180,445	929	229	181,145	1.44%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,190	2	—	1,192	3.72%
After one year to five years	71,538	417	4	71,951	5.10%
After five years to ten years	5,355	94	—	5,449	5.64%
Over ten years	4,370	43	—	4,413	5.55%

	82,453	556	4	83,005	5.14%

Corporate bonds:
After one year to five years	141,361	1,766	—	143,127	1.85%

Mortgage-backed securities:
Over ten years	9,611	418	—	10,029	5.62%

	$413,870	$3,669	$233	$417,306	2.42%

	December 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
		(Dollars in thousands)
Treasury and agencies of the United States Government:
Within one year	$105,521	$267	$—	$105,788	0.85%
After one year to five years	74,939	414	20	75,333	1.58%

	180,460	681	20	181,121	1.15%

Corporate Bonds:
After one year to five years	141,513	1,004	—	142,517	1.85%

Commonwealth of Puerto Rico and its subdivisions:
Within one year	1,190	3	—	1,193	3.72%
After one year to five years	71,527	831	3	72,355	5.10%
After five years to ten years	6,420	127	1	6,546	5.58%
Over ten years	3,305	36	—	3,341	5.65%

	82,442	997	4	83,435	5.14%

Mortgage-backed securities:
Over ten years	10,239	296	—	10,535	5.62%

	$414,654	$2,978	$24	$417,608	2.29%

     The duration of long-term (over one year) investment securities in the available for sale portfolio is approximately 2.1 years at March 31, 2010, comprised of approximately 2.1 years for treasuries and agencies of the United States Government, 1.98 years for instruments of the Commonwealth of Puerto Rico and its subdivisions, 2.1 years for corporate bonds and 3.1 years for mortgage backed securities.
     The number of positions, fair value and unrealized losses at March 31, 2010 and December 31, 2009, of investment securities available for sale that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows:

	March 31, 2010
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
				(Dollars in thousands)
Treasury and agencies of the United States Government	2	$99,625	$229	—	$—	$—	2	$99,625	$229
Commonwealth of Puerto Rico and its subdivisions	—	—	—	2	6,996	4	2	6,996	4

	2	$99,625	$229	2	$6,996	$4	4	$106,621	$233

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
				(Dollars in thousands)
Treasury and agencies of the United States Government	3	$20,028	$20	—	$—	$—	3	$20,028	$20
Commonwealth of Puerto Rico and its subdivisions	1	355	1	2	6,997	3	3	7,352	4

	4	$20,383	$21	2	$6,997	$3	6	$27,380	$24

     The Corporation evaluates its investment securities for other-than-temporary impairment on a quarterly basis or earlier if other factors indicate that potential impairment exists. An impairment charge in the condensed consolidated statements of operations is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Corporation considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities and the Corporation’s intent to sell and the situation that it most likely-than-not that the Corporation will be required to sell the security prior to recovery of the carrying amount of the investment.
     As of March 31, 2010 and December 31, 2009, management concluded that there was no other-than-temporary impairment in its investment securities portfolio.
     The unrealized losses in the Corporation’s investments in debt securities were caused by changes in market interest rates and not credit quality. All debt securities are investment grade, as rated by major rating agencies. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Corporation evaluates debt securities for other than temporary impairment based on any of the following triggering events (1) the Corporation has the intent to sell the security, (2) it is more likely than not that the Corporation will be required to sell the security before recovery, or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. Upon evaluation of these triggering events, the Corporation believes that none of such conditions are present at March 31, 2010 and December 31, 2009 because the Corporation has sufficient capital and liquidity to operate its business and it has no requirements or needs to sell such securities, and the Corporation is not subject to any contractual arrangements that would require the Corporation to sell such securities.
     Contractual maturities on certain securities, including mortgage-backed securities, could differ from actual maturities since certain issuers may have the right to call or prepay these securities.

     The weighted average yield on investment securities available for sale is based on amortized cost, therefore it does not give effect to changes in fair value.
3. Assets Pledged:
     At March 31, 2010 and December 31, 2009, investment securities and loans were pledged to secure deposits of public funds and Federal Home Loan Bank advances. The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge as of March 31, and December 31 were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Investment securities available for sale	$145,995	$156,982
Other investment securities	43,650	47,700
Loans	2,314,803	2,309,556

	$2,504,448	$2,514,238

4. Loans:
     The Corporation’s loan portfolio consists of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial and industrial	$1,914,143	$1,947,809
Consumer	424,329	443,567
Consumer finance	747,907	783,510
Leasing	31,339	36,624
Construction	64,257	70,879
Mortgage	2,366,525	2,385,592

	5,548,500	5,667,981
Unearned income and deferred fees and costs:
Commercial, industrial and others	668	328
Consumer finance	(190,970)	(224,562)
Allowance for loan losses	(198,160)	(197,303)

Loans, net	$5,160,038	$5,246,444

     During the year ended December 31, 2009, the Corporation sold certain loans including some classified as impaired to an affiliate for $142.0 million in cash. These loans had a net book value of $142.0 million comprised of an outstanding principal balance of $149.2 million and a specific valuation allowance of $7.2 million. The type of loans sold, at net book value, was $65.5 million in construction loans, $61.2 million in commercial loans and $15.3 million in mortgage loans. No gain or loss was recorded on these transactions.

5. Allowance for Loan Losses:
     Changes in the allowance for loan losses are summarized as follows:

	For the three months ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$197,303	$191,889
Provision for loan losses	30,093	41,100

	227,396	232,989

Losses charged to the allowance:
Commercial and industrial	2,924	4,727
Construction	—	2,254
Mortgage	1,105	1,380
Consumer	12,476	13,067
Consumer finance	13,834	16,056
Leasing	126	313

	30,465	37,797

Recoveries:
Commercial and industrial	500	470
Construction	—	20
Consumer	443	333
Consumer finance	232	414
Leasing	54	81

	1,229	1,318

Net loans charged-off	29,236	36,479

Balance at end of period	$198,160	$196,510

6. Goodwill and Other Intangible Assets:
Goodwill
     The Corporation assigned goodwill to reporting units at the time of acquisition. Goodwill was allocated to the Commercial Banking segment, the Wealth Management segment and the Consumer Finance segment as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial Banking	$10,537	$10,537
Wealth Management	24,254	24,254
Consumer Finance	86,691	86,691

	$121,482	$121,482

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

The gross carrying value and accumulated impaired loss to goodwill at March 31, 2010 and December 31, 2009, are presented below:

		Accumulated
		Impairment
	Gross Amount	Charges	Carrying Amount
	(Dollars in thousands)
Balance at beginning of the period	$148,300	$26,818	$121,482

Balance at end of the period	$148,300	$26,818	$121,482

Other Intangible Assets
     Other intangible assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$9,390	$9,686
Wealth Management — Advisory-servicing rights	889	962
Consumer Finance — Trade name	18,300	18,300

	$28,579	$28,948

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

     The following table reflects the components of other intangible assets at March 31, 2010 and December 31, 2009:

	March 31, 2010
			Accumulated
		Accumulated	Impairment
	Gross Amount	Amortization	Charges	Carrying Amount
		(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$20,557	$11,167	$—	$9,390
Wealth Management — Advisory-servicing rights	3,050	2,161	—	889
Consumer Finance — Trade Name	23,700	—	5,400	18,300

	$47,307	$13,328	$5,400	$28,579

	December 31, 2009
			Accumulated
		Accumulated	Impairment
	Gross Amount	Amortization	Charges	Carrying Amount
		(Dollars in thousands)
Commercial Banking — Mortgage-servicing rights	$20,286	$10,600	$—	$9,686
Wealth Management — Advisory-servicing rights	3,050	2,088	—	962
Consumer Finance — Trade name	23,700	—	5,400	18,300

	$47,036	$12,688	$5,400	$28,948

     Amortization of the other intangibles assets for the three-month periods ended March 31, 2010 and 2009 was approximately $0.6 million and $0.8 million, respectively.
7. Other Assets:
     The Corporation’s other assets consist of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets, net	$56,408	$54,793
Accounts receivable, net	36,433	45,368
Repossesed assets, net	34,974	34,486
Software, net	7,049	7,643
Prepaid expenses	8,523	13,272
Prepaid FDIC insurance	24,114	25,764
Income tax credits, net	12,557	15,350
Customers’ liabilities on acceptances	227	391
Derivative assets	123,217	118,788
Confirming advances	241,045	113,692
Other	8,604	5,916

	$553,151	$435,463

     Amortization of software assets for the three-month periods ended March 31, 2010 and 2009 was approximately $0.7 million and $0.9 million, respectively.
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
     The loan tax credits do not expire and may be used against income taxes, including estimated income taxes, for tax years commencing after December 31, 2007 in three installments, subject to certain limitations. In addition, the loan tax credits may be ceded, sold or otherwise transferred to any other person; and any tax credit not used in a given tax year, may be claimed as a refund but only for taxable years commencing after December 31, 2010. The Corporation had $12.6 million and $15.4 million of unused loan tax credits certified by the Secretary at March 31, 2010 and December 31, 2010, respectively
     The FDIC amended its regulations requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Corporation had a prepaid assessment of $24.1 million and $25.8 million as of March 31, 2010 and December 31, 2009, respectively.
8. Other Borrowings:
     Following are summaries of borrowings as of and for the periods indicated:

	March 31, 2010
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at period-end	$55,000	$—	$129,962

Average indebtedness outstanding during the period	$50,111	$—	$115,024

Maximum amount outstanding during the period	$55,000	$—	$140,000

Average interest rate for the period	0.21%	—	0.48%

Average interest rate at period-end	0.22%	—	0.49%

	December 31, 2009
	Federal Funds	Securities Sold	Commercial
	Purchased and	Under Agreements	Paper
	Other Borrowings	to Repurchase	Issued
	(Dollars in thousands)
Amount outstanding at year-end	$50,000	$—	$67,482

Average indebtedness outstanding during the year	$14,824	$76,849	$90,454

Maximum amount outstanding during the year	$50,000	$375,000	$175,000

Average interest rate for the year	0.21%	4.42%	1.34%

Average interest rate at year-end	0.21%	0.00%	0.48%

     Federal funds purchased and other borrowings and commercial paper issued mature as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Federal funds purchased and other borrowings:
Within thirty days	$55,000	$50,000

Commercial paper issued:
Within thirty days	$79,992	$67,482
Thirty to ninety days	49,970	—

Total	$129,962	$67,482

     As of March 31, 2010, the weighted average maturity of Federal funds purchased and other borrowings over ninety days was 9.02 months.
9. Advances from Federal Home Loan Bank:
     Advances from Federal Home Loan Bank consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Non-callable advances at 1.98% and 2.33% average fixed rate at March 31, 2010 and December 31, 2009 , respectively, with maturities during 2010	$400,000	$735,000
Non-callable advances at 2.90% and 3.85% average fixed rate at March 31, 2010 and December 31, 2009 , respectively, with maturities during 2011	470,000	325,000
Non-callable advances at 2.13% fixed rate at March 31, 2010 with maturity during 2011	100,000	—

	$970,000	$1,060,000

     The Corporation had approximately $1.9 billion and $2.0 billion in mortgage loans pledged as collateral for Federal Home Loan Bank advances as of March 31, 2010 and December 31, 2009.
10. Term Notes, Subordinated Capital Notes and Trust Preferred Securities:
Term Notes
     Term notes payable outstanding consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Term notes maturing January 29, 2010 linked to the S&P 500 index	$—	$4,815
Term notes maturing May 31, 2011 with a spread of 0.25%:
Linked to the S&P 500	4,000	4,000
Linked to the Dow Jones Euro STOXX 50	3,000	3,000
Term notes maturing May 25, 2012 linked to the Euro STOXX 50	5,000	5,000
Term notes maturing May 25, 2012 linked to the NIKKEI	5,000	5,000

	17,000	21,815
Unamortized discount	(1,087)	(1,234)

	$15,913	$20,581

Subordinated Capital Notes
     Subordinated capital notes consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Subordinated notes with fixed interest of 7.50% maturing December 10, 2028	$60,000	$60,000
Subordinated notes with fixed interest of 6.30% maturing June 1, 2032, at fair value	75,616	73,122
Subordinated notes with fixed interest of 6.10% maturing June 1, 2032, at fair value	48,561	47,429
Subordinated notes with fixed interest of 6.75% maturing July 1, 2036	129,000	129,000

	313,177	309,551
Unamortized discount	(852)	(860)

	$312,325	$308,691

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
     Trust preferred securities (trust securities) were issued by a trust company (the Trust) that is not consolidated although it is a 100% owned subsidiary of the Corporation. These trust securities are redeemable preferred security obligations of the Trust. The sole asset of the Trust is a junior subordinated note of the Corporation. We do not consolidate the Trust because its sole asset is a receivable from the Corporation even though we own all of the voting equity shares of the Trust.
11. Income Tax:
     For the three months ended March 31, 2010 and 2009, the Corporation recognized $0.6 million and $0.4 million of interest and penalties, respectively, for uncertain tax positions in accordance with provisions of SFAB ASC Topic 740. As of March 31, 2010 and December 31, 2009, the related accrued interest amounted to approximated $3.8 million and $3.2 million, respectively. As of March 31, 2010 and December 31, 2009, the Corporation had $8.6 million and $8.1 million of unrecognized tax benefits, respectively, which, if recognized, would decrease the effective income tax rate in future periods.
     The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. As of March 31, 2010, the years 2005 through 2009 remain subject to examination by the Puerto Rico tax authorities. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander BanCorp (parent company only) amounting to $11.6 million and $0.1 million, respectively, at March 31, 2010 and $14.5 million and $0.1 million, respectively, at December 31, 2009. Accordingly, a deferred tax asset valuation allowance of $11.6 million and $0.1 million at March 31, 2010 and $14.5 million and $0.1 million at December 31, 2009, for Santander Financial Services, Inc and Santander BanCorp (parent company only), respectively, were recorded.

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
     As of March 31, 2010, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
			the three months
	Notional		ended
	Value	Fair Value	March 31, 2010
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$1,182	$1,674
OTHER DERIVATIVES
Options	106,325	2,934	(855)
Embedded options on stock-indexed deposits	106,325	(2,934)	855
Interest rate caps	3,485	107	115
Customer interest rate caps	3,485	(107)	(115)
Customer interest rate swaps	1,654,387	116,943	4,900
Interest rate swaps-offsetting position of customer swaps	1,654,387	(117,630)	(5,807)
Loan commitments	2,908	(27)	(19)

			$748

     As of December 31, 2009, the Corporation had the following derivative financial instruments outstanding:

			Gain (Loss) for
	Notional		the year ended
	Value	Fair Value	December 31, 2009
	(Dollars in thousands)
ECONOMIC UNDESIGNATED HEDGES
Interest rate swaps	$125,000	$(492)	$(5,702)
OTHER DERIVATIVES
Options	105,450	3,789	16
Embedded options on stock-indexed deposits	105,450	(3,789)	(16)
Interest rate caps	390	(8)	5
Customer interest rate caps	390	8	(5)
Customer interest rate swaps	1,655,318	112,031	(64,416)
Interest rate swaps-offsetting position of customer swaps	1,675,319	(111,811)	64,810
Interest rate swaps	—	—	(287)
Loan commitments	3,447	(8)	(101)

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
     As of March 31, 2010, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 0.68% and 6.22%, respectively. As of March 31, 2010, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $124.2 million, swapped to create a floating rate source of funds. For the three months ended March 31, 2010 and 2009, the Corporation recognized a gain of approximately $1.7 million and a loss $1.3 million, respectively, on these economic hedges, which is included in other income in the consolidated statements of operations.
     As of December 31, 2009, the Corporation had outstanding interest rate swap agreements with a notional amount of approximately $125 million, maturing through the year 2032. The weighted average rate paid and received on these contracts is 0.68% and 6.22%, respectively. As of December 31, 2009, the Corporation had two subordinated notes aggregating approximately $125 million, with a fair value of $120.6 million, swapped to create a floating rate source of funds. For the year ended December 31, 2009, the Corporation recognized a loss of approximately $5.7 million on these economic hedges, which is included in other income in the consolidated statements of operations.
     The Corporation issues certificates of deposit, individual retirement accounts and notes with returns linked to the different equity indexes, which constitute embedded derivative instruments that are bifurcated from the host deposit and recognized on the consolidated balance sheets. The Corporation enters into option agreements in order to manage the interest rate risk on these deposits and notes; however, these options have not been designated for hedge accounting, therefore gains and losses on the market value of both the embedded derivative instruments and the option contracts are marked to market through results of operations and recorded in other income in the consolidated statements of operations. For the three months ended March 31, 2010, a loss of approximately $855.5 million was recorded on embedded options on stock-indexed deposits and notes and a gain of approximately $855.5 million was recorded on the option contracts. For the three months ended March 31, 2009, a gain of approximately $1.9 million was recorded on embedded options on stock-indexed deposits and notes and a loss of approximately $1.9 million was recorded on the option contracts.
     The Corporation enters into certain derivative transactions to provide derivative products to customers, which includes interest rate caps, collars and swaps, and simultaneously covers the Corporation’s position with related and unrelated third parties under substantially the same terms and conditions. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value with changes in fair value recorded as part of other income. For the three months ended March 31, 2010 and 2009, the Corporation recognized a net loss of $907,000 and a net gain of $282,000 on these transactions, respectively.
     To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or on benefits from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the consolidated balance sheets or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. For the three months ended March 31, 2009, the Corporation recognized a net loss of $287,000. There were no outstanding freestanding derivatives contracts as of March 31, 2010.
     The Corporation enters into loan commitments with customers to extend mortgage loans at a specified rate. These loan commitments are written options and are measured at fair value pursuant to FASB ASC Topic 820 and FASB ASC Topic 815. As of March 31, 2010 and December 31, 2009, the Corporation had loan commitments outstanding for approximately $2.9 million and $3.4 million, respectively. The Corporation recognized a net loss of $19,230 and $9,000 for the three months ended March 31, 2010 and 2009.
     The Corporation is exposed to certain risk relating to its ongoing business operations. The primary risk managed by using derivative instruments is the interest rate risk. The following table presents the fair value of derivative instruments in a statement of financial position:

		Assets Derivatives
	Balance Sheet	Fair Value
	Location	as of
		March 31, 2010	December 31, 2009
(Dollars in thousands)
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other assets	$120,160	$114,991
Interest rate caps	Other assets	123	8
Options	Other assets	2,934	3,789

Total		$123,217	$118,788

		Liabilities Derivatives
	Balance Sheet	Fair Value
	Location	as of
		March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Other liabilities	$119,665	$115,263
Interest rate caps	Other liabilities	123	8
Options	Other liabilities	2,934	3,789
Loan commitment	Other liabilities	27	8

Total		$122,749	$119,068

     The following table presents the effect of the derivative instruments on the statement of results of operations:

		Gain or (Loss) recognized in
	Location of Gain or (Loss)	Income on derivatives
	recognized in Income on	for the three months ended
	Derivatives	March 31, 2010	March 31, 2009
(Dollars in thousands)
Derivatives not designated as hedging instruments under FASB ASC Topic 815:
Interest rate swaps	Interest Income (Expense)	$1,731	$1,220
Interest rate swaps	Other Income (Loss)	810	(1,042)
Loan commitment	Other Income (Loss)	(19)	(9)

Total		$2,522	$169

Contingent Features
     Certain of the Corporation’s derivative instruments contain provisions that require the Corporation’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, it would be a violation of these provisions and the counterparties to the derivative instruments could demand immediate payment or immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010 and December 31, 2009 are $6.3 million and $4.1 million, respectively, for which the Corporation has posted collateral of $2.2 million for each period, in the normal course of business.
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
     The components of net periodic cost (benefit) for the Plan for the three-month ended March 31, 2010 and 2009 were as follows:

	For the three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest cost on projected benefit obligation	$610	$594
Expected return on assets	(631)	(515)
Net amortization	216	292

Net periodic pension cost (benefit)	$195	$371

     The expected contribution to the Plan for 2010 is $3,173,000.

     The components of net periodic pension cost for the Central Hispano Plan for three-month ended March 31, 2010 and 2009 were as follows:

	For the three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest cost on projected benefit obligation	$455	$476
Expected return on assets	(473)	(389)
Net amortization	163	192

Net periodic pension cost	$145	$279

     The expected contribution to the Central Hispano Plan for 2010 is $1,086,000.
Savings Plan
     The Corporation also sponsors three contributory savings plans pursuant to Section 1165(e) of the Puerto Rico Internal Revenue Code for substantially all the employees of the Corporation. Investments in the plans are participant-directed, and employer matching contributions are determined based on the specific provisions of each plan. Employees are fully vested in the employer’s contribution after three and five years of service, respectively. The Corporation’s contribution to the plans for the three months ended March 31, 2009 was approximately $188,000. Effective March 2009, the Corporation amended the plans to suspend monthly contributions.
15. Long Term Incentive Plans:
     Santander Group sponsors various non-qualified share-based compensation programs for certain of its employees and those of its subsidiaries, including the Corporation. All of these plans have been approved by the Board of Directors of the Corporation. A summary of each of the plans follows:
•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends two cycles, one expired in 2009 and another expiring in 2010. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense over the two and three year cycles and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2011. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.1 million for each of three month period ended March 31, 2010 and 2009.

•	A long term incentive plan for certain eligible officers and key employees which contains service, performance and market conditions. This plan comprehends one cycle expiring in 2012. This plan provides for settlement in stock of Santander Group to the participants and is classified as an equity plan. Accordingly, the Corporation recognizes monthly compensation expense and credits additional paid in capital. The Corporation recognized compensation expense under this plan amounting to $0.1 million for three months ended March 31, 2010.
16. Guarantees:
     The Corporation issues financial standby letters of credit to guarantee the performance of its customers to third parties. If the customer fails to meet its financial performance obligation to the third party, then the Corporation would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FASB ASC Topic 460, “Guarantees”, the Corporation recorded a liability of $180,000 at March 31, 2010 and $254,000 at December 31, 2009, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified, net of the related amortization. The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FASB ASC Topic 460 approximates the unamortized fees received from the customers. The fair value of the liability recorded at inception is amortized into income as lending & deposit-related fees over the life of the guarantee contract. The fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. Standby letters of credit outstanding at March 31, 2010 and December 31, 2009 had terms ranging from one month to three years. The aggregate contract amount of the standby letters of credit of approximately $46,044,000 and $41,837,000 at March 31, 2010 and December 31, 2009, respectively, represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of non-performance by its customers. These standby letters of credit typically expire without being drawn upon. Management does not anticipate any material losses related to these guarantees.
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
     The following present financial information of reportable segments as of and for the three months ended March 31, 2010 and 2009. General corporate expenses and income taxes have not been added or deducted in the determination of operating segment profits. The “Other” column includes insurance and international banking operations and the items necessary to reconcile the identified segments to the reported consolidated amounts. Included in the “Other” column are expenses of the internal audit, investors’ relations, strategic planning, administrative services, mail, marketing, public relations, electronic data processing departments and comptroller’s departments. The “Eliminations” column includes all intercompany eliminations for consolidation purposes.

	March 31, 2010
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total

				(Dollars in thousands)
Total external revenue	$53,360	$36,955	$35,281	$2,115	$13,529	$9,039	$(7,326)	$142,953
Intersegment revenue	—	—	—	—	55	7,271	(7,326)	—
Interest income	39,436	35,632	35,188	2,739	596	6,092	(6,101)	113,582
Interest expense	2,087	7,456	3,504	6,015	176	3,702	(4,119)	18,821
Depreciation and amortization	1,048	635	156	112	363	423	—	2,737
Segment income (loss) before income tax	18,297	22,865	7,150	(5,946)	4,788	(13,940)	(1,982)	31,232
Segment assets	2,610,644	2,422,981	669,670	595,508	136,112	1,384,118	(961,356)	6,857,677

	March 31, 2009
	Commercial	Mortgage	Consumer	Treasury and	Wealth			Consolidated
	Banking	Banking	Finance	Investments	Management	Other	Eliminations	Total

				(Dollars in thousands)
Total external revenue	$64,066	$41,686	$34,862	$9,100	$13,499	$4,146	$(13,316)	$154,043
Intersegment revenue	6,984	—	—	—	47	6,285	(13,316)	—
Interest income	54,246	39,404	33,036	8,295	832	5,049	(12,187)	128,675
Interest expense	9,910	15,199	7,418	16,415	340	5,230	(10,230)	44,282
Depreciation and amortization	1,096	671	323	236	372	518	—	3,216
Segment income (loss) before income tax	7,453	21,687	415	(9,806)	3,841	(22,348)	(1,958)	(716)
Segment assets	3,351,042	2,628,179	661,890	751,698	126,478	851,476	(1,017,783)	7,352,980
Reconciliation of Segment Information to Consolidated Amounts
     Information for the Corporation’s reportable segments in relation to the consolidated totals follows:

	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$141,240	$163,213
Other revenues	9,039	4,146
Elimination of intersegment revenues	(7,326)	(13,316)

Total consolidated revenues	$142,953	$154,043

Total income before tax of reportable segments	$47,154	$23,590
Loss before tax of other segments	(13,940)	(22,348)
Elimination of intersegment profits	(1,982)	(1,958)

Consolidated income before tax	$31,232	$(716)

Assets:
Total assets for reportable segments	6,434,915	$7,519,287
Assets not attributed to segments	1,384,118	851,476
Elimination of intersegment assets	(961,356)	(1,017,783)

Total consolidated assets	$6,857,677	$7,352,980

18. Fair Value of Financial Instruments:
     The Corporation follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which provides a framework for measuring fair value under GAAP.
     The FASB ASC Topic 825, “Disclosures about Fair Value of Financial Instruments” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected to adopt the fair value option for callable brokered certificates of deposits and subordinated notes on the adoption date. FASB ASC Topic 825 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.
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
Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. government, agency mortgage-backed debt securities and FDIC insured corporate bonds that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain mortgage-backed debt securities, corporate debt securities, derivative contracts, callable brokered certificates of deposits and subordinated notes and certain open-end funds, closed-end funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain Puerto Rico corporate debt securities, open-end funds, closed-end funds, and certain derivative contracts.
Recurring Measurements
     The following table presents for each of these hierarchy levels, the Corporation’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Corporation has elected the fair value option at March 31, 2010 and December 31, 2009.

	March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities:
US Treasury Bills	$100	$—	$—		$100
Puerto Rico Municipal Bonds, GNMA’s and notes	—	9,289	11,783		21,072
Closed-end Funds			12,427		12,427
Mortgage Backed Securities	—	—	36		36
Corporate equity-US Preferred Stocks and Open-end funds	—	3,267	10		3,277
Investment Securities Available for Sale:
Treasury and agencies of the United States Government	181,145	—	—		181,145
Commonwealth of Puereto Rico and its subdivisions	—	83,005	—		83,005
Corporate Bonds	143,127	—	—		143,127
Mortgage Backed Securities	—	10,029	—		10,029
Derivative Assets:
Interest rate swaps	—	120,160	—		120,160
Interest rate caps	—	123	—		123
Embedded options	—	2,853	81		2,934

Total Assets reported at Fair Value	$324,372	$228,726	$24,337		$577,435

Liabilities:
Deposits (1)	$—	$—	$—	$
Subordinated Capital Notes (2)	—	124,178	—		124,178
Derivative Liabilities:
Interest rate swaps	—	119,665	—		119,665
Interest rate caps	—	123	—		123
Embedded options	—	2,853	81		2,934
Loan commitment	—	—	27		27

Total Liabilities reported at Fair Value	$—	$246,819	$108		$246,927

(Dollars in thousands)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Trading Securities:
US Treasury Bills	$100	$—	$—	$100
Puerto Rico Municipal Bonds, GNMA’s and notes	—	36,189	1,174	37,363
Closed-end Funds	—	—	7,038	7,038
Mortgage Backed Securities	—	—	41	41
Corporate equity-US Preferred Stocks and Open-end funds	—	3,187	10	3,197
Investment Securities Available for Sale:
Treasury and agencies of the United States Government	182,125	—	—	182,125
Commonwealth of Puereto Rico and its subdivisions	—	83,434	—	83,434
Corporate Bonds	141,513		—	141,513
Mortgage Backed Securities	—	10,536	—	10,536
Derivative Assets:
Interest rate swaps	—	114,988	—	114,988
Interest rate caps	—	10	—	10
Embedded options	—	3,543	247	3,790

Total Assets reported at Fair Value	$323,738	$251,887	$8,510	$584,135

Liabilities:
Deposits — Callable Brokered Certificates	$—	$12,476	$—	$12,476
Subordinated Capital Notes (2)	—	120,551	—	120,551
Derivative Liabilities:
Interest rate swaps	—	115,260	—	115,260
Interest rate caps	—	10	—	10
Embedded options	—	3,543	247	3,790
Loan commitment	—	—	8	8

Total Liabilities reported at Fair Value	$—	$251,840	$255	$252,095

     There were no transfers reported between levels of the fair value hierarchy at March 31, 2010 and December 31, 2009. Level 3 assets and liabilities were 4.2% and 0.04% of total assets reported at fair value and total liabilities reported at fair value, respectively, as of March 31, 2010 and 1.5% and 0.10% as of December 31, 2009, respectively.
     The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to March 31, 2010 and January 1, 2009 to March 31, 2009:

		Net realized/unrealized
		loss included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	losses
	January 1,		Comprehensive	out of	and	March 31,	still
(Dollars in thousands)	2010	Earnings	Income	Level 3	settlements	2010	held (2)
Trading Securities (1):
Puerto Rico Municipal Bonds, GNMA’s and notes	$1,174	7	—	—	10,602	$11,783	10
Close-end funds	7,038	232	—	—	5,157	12,427	142
Mortgage Backed Securities	41	3	—	—	(8)	36	—
Corporate Equity-US Preferred						—	—
Stocks and Open-end funds	10	—	—	—	—	10	—
Derivatives, net	247	(166)	—	—	—	81	(166)

	$8,510	$76	$—	$—	$15,751	$24,337	$(14)

		Net realized/unrealized
		gains included in		Transfers	Purchases,		Unrealized
	Balance		Other	in and/or	issuances	Balance	gains (loss)
	January 1,		Comprehensive	out of	and	March 31,	still
	2009	Earnings	Income	Level 3	settlements	2009	held (2)
Trading Securities (1)
Puerto Rico Municipal Bonds, GNMA’s and notes	$4,472	$49	$—	$—	$(2,872)	$1,649	$1
Close-end funds	24,917	(598)	—	—	133	24,452	(422)
Mortgage Backed Securities	79	(2)	—	—	(69)	8	—
Corporate Equity-US Preferred
Stocks and Open-end funds	51	—	—	—	(50)	1	—
Derivatives, net	93	(9)	—	—	—	84	(9)

	$29,612	$(560)	$—	$—	$(2,858)	$26,194	$(430)

(1)	Changes in fair value and gains and losses from sales for these instruments are recorded in other income while interest revenue and expense are included in the net interest income based on the contractual coupons on the consolidated statements of income. The amounts above do not include interest.

(2)	Represents the amount of total gains or losses for the period, included in earmings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2010 and 2009.
     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2010 and 2009. These amounts include gains and losses generated by derivative contracts and trading securities, which were carried at fair value prior to the adoption of FASB ASC Topic 825.

Total Gains (Losses)
For the three months ended
	March 31, 2010		March 31, 2009
	Trading	Net	Trading	Net
(Dollars in thousands)	Securities	Derivatives	Securities	Derivatives
Classification of gains and losses (realized/unrealized) included in earnings for the period :
Other income (loss)	$242	$(166)	$(551)	$(9)

     The table below summarizes changes in unrealized gains or losses recorded in earnings for the three-month periods ended March 31, 2010 and 2009 for Level 3 assets and liabilities that are still held at March 31, 2010 and 2009. These amounts include changes in fair value for derivative contracts and trading securities, which were carried at fair value prior to the adoption of Topic 825.

Changes in Unrealized Gains (Loss)
For the three months ended
	March 31, 2010		March 31, 2009
	Trading	Net	Trading	Net
(Dollars in thousands)	Securities	Derivatives	Securities	Derivatives
Classification of unrealized gains (losses) included in earnings for the period :
Other income	$152	$(166)	$(421)	$(9)

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
Trading Securities
     Trading securities are recorded at fair value and consist primarily of mortgage-backed securities, Puerto Rico government obligations, corporate debt, and equity securities. Fair value is generally based on quoted market prices. Level 1 securities owned include those identical securities traded in active markets. Level 2 securities owned include those securities for which market prices are not available and fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. Level 2 trading securities primarily include Puerto Rico government obligations and Puerto Rico open-ended funds Level 3 trading securities primarily include Puerto Rico corporate debt securities and Puerto Rico fixed-income closed-ended funds. At March 31, 2010, the majority of these instruments were valued based on dealer indicative quotes and recent trade activity.
     The Corporation holds certain equity securities for which the net asset value is used for valuation purposes. The equity securities held by the Corporation have limited observable activity, therefore are classified within level 2 or 3 of the fair value hierarchy.

     The table below summarizes those securities owned open-ended and closed-ended funds outstanding as of March 31, 2010 and December 31, 2009, for which the Corporation uses the net asset value for valuation purposes.

	Fair Value		Redemption
	March 31, 2010	December 31, 2009	Frequency
Closed-ended funds (1)	$12,426,776	$7,037,646	N/A
Open-ended fixed income funds (2)	1,687,435	1,644,909	Daily, Weekly
Open-ended equity funds (3)	1,579,578	1,541,742	Daily

	$15,693,789	$10,224,297

     These funds seek to provide shareholders with a high level of current income consistent with the preservation of capital, its investment policies and prudent investment management. These funds will invest not less than 67% of its assets in Puerto Rico securities and up to 33% in U.S. securities. The fair value of the funds’ investments, which include municipal securities — bonds issued by Puerto Rico and United States governments and agencies, mortgage-backed securities, corporate bonds and preferred stock, are obtained from third-party pricing services providers and by broker-dealers. Market inputs utilized in the pricing evaluating process include, primarily, all or some of the following: benchmark yields, reported trades, broker-dealers quotes, issuer spreads, two-sided markets, bid-offer price or spread, benchmark securities, bids, offers, reference data, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, and industry and economic events. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.
(1)	These funds seek to provide shareholders with a high level of current income consistent with the preservation of capital, its investment policies and prudent investment management. There are two funds under this category, one hold not less than 67% of its assets in Puerto Rico securities and up to 33% in U.S. securities, and the other hold not less than 20% of its assets in Puerto Rico securities and up to 80% in non-Puerto Rico securities. The fair value of the funds’ investments, which include municipal securities — bonds issued by Puerto Rico and United States governments and agencies, mortgage-backed securities, corporate bonds and preferred stock, are obtained from third-party pricing services providers and by broker-dealers. Market inputs utilized in the pricing evaluation process include, primarily, all or some of the following: benchmark yields, reported trades, broker-dealers quotes, issuer spreads, two-sided markets, bid-offer price or spread, benchmark securities, bids, offers, reference data, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, and industry and economic events. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.

(2)	These funds seek to provide shareholders long-term growth of capital. These funds will invest up to 80% of its assets in common stock and other equity securities of U.S. and foreign companies with small, medium and large market capitalization, including exchanged-traded funds. One of the funds can also invest in alternative investments. Each fund will invest at least 20% of its assets in Puerto Rico securities. The fair value of the securities is determined on the basis of the valuations provided by dealers or independent pricing services. Equity securities are valued at the official closing price of, or the last reported sales price on, the exchange or market on which such securities are traded, as of the close of business on the day the securities are being valued, or lacking any sales, at the last available bid price. Certain securities of the Fund for which quotations are not readily available from any source, are valued at fair value by or under the direction of the Investment Adviser utilizing quotations and other information concerning similar securities obtained from recognized dealers. Short-term securities having a maturity of 60 days or less are valued at amortized cost, which approximates fair value. All Puerto Rico fixed income securities valuations provided by broker-dealers are priced using the average of two quotes, if available.

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
     Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk., With the issuance of FASB ASC Topic 820, these values must also take into account the Corporation’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. The Corporation does not determine credit value adjustment on derivative assets and liabilities where Santander Group and/or its affiliates are the counterparties, because it believes there is no material exposure to counterparty credit risk.

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
     Deposits, other than those recorded at fair value under FASB ASC Topic 825, are carried at historical cost. For FASB ASC Topic 825 disclosures, fair value of deposits with no stated maturity, such as demand deposits, savings and NOW accounts, money market and checking accounts is equal to the amount payable on demand as of March 31, 2010. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities, including adjustments to reflect the current credit worthiness of the Corporation.
Federal Home Loan Bank Advances
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
Non-Recurring Measurements for Assets
     The following table presents the carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized during the three months ended March 31, 2010 and the year ended December 31, 2009.

		Carrying Value as of March 31, 2010
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	for the Period Ended
(Dollars in thousands)	March. 31, 2010	(Level 1)	(Level 2)	(Level 3)	March. 31, 2010

Loans, net(1)	$145,598	$—	$—	$145,598	$10,688
Repossesed Assets (2)	8,450	—	—	8,450	1,707

	$154,048	$—	$—	$154,048	$12,395

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	Amount represented real estate owned properties measured for impairment during the period based on the fair value of the collateral accordance with the adoption of FASB ASC Topic 820.

		Carrying Value as of December 31, 2009
		Using
	Carrying	Quoted Prices in	Significant	Significant	Valuation
	Value	Active Markets for	Other	Unobservable	Allowance
	as of	Identical Assets	Observable Inputs	Inputs	for the Period Ended
(Dollars in thousands)	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)	Dec. 31, 2009
Loans, net(1)	$183,691	$—	$—	$183,691	$27,811
Repossesed Assets (2)	25,182	—	—	25,182	7,021

	$208,873	$—	$—	$208,873	$34,832

(1)	Amount represented loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	Amount represented real estate owned properties measured for impairment during the period based on the fair value of the collateral accordance with the adoption of FASB ASC Topic 820.
Fair Value Option
Callable Brokered Certificates of Deposits and Subordinated Capital Notes
          The Corporation elected to account at fair value certain of its callable brokered certificates of deposits and subordinated capital notes that were hedged with interest rate swaps designated for fair value hedge accounting in accordance with FASB ASC Topic 815. As of March 31, 2010, these callable brokered certificates of deposits had been cancelled and subordinated capital notes had a fair value of $124.2 million and principal balance of $125.0 million. As of December, 2009, these callable brokered certificates of deposits had been cancelled and subordinated capital notes had a fair value of $120.6 million and principal balance of $118.3 million. Interest expense on these items is recorded in Net Interest Income whereas net gains (losses) resulting from the changes in fair value of these items, were recorded within Other Income on the Corporation’s condensed consolidated statements of operations. Interest rate risk on the callable brokered certificates of deposits and subordinated capital notes measured at fair value under FASB ASC Topic 825 continues to be economically hedged with callable interest rate swaps with the same terms and conditions.
          The following table represents changes in fair value for the three months ended March 31, 2010 and 2009 which includes the interest expense on callable brokered certificates of deposits and interest expense on subordinated capital notes. Interest expense on callable brokered certificates of deposits and subordinated capitals notes that the Corporation has elected to carry at fair value under the provisions of FASB ASC Topic 825 are recorded in interest expense in the condensed consolidated statements of operations based on their contractual coupons.

For the three months ended
March 31, 2010
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Earnings

Subordinated Capital Notes	$5,579	$(3,626)	$1,953

	For the three months ended
	March 31, 2009
	Changes in	Changes in	Total Changes in
	Fair Value	Fair Value	Fair Value
	included in	included in	included in
(Dollars in thousands)	Interest Expense	Other Income	Earnings
Callable Brokered Certificates of Deposits	$(1,100)	$316	$(784)
Subordinated Capital Notes	(1,944)	(2,663)	(4,607)

Total	$(3,044)	$(2,347)	$(5,391)

          The impact of changes in the Corporation’s credit risk on subordinated capital notes for the nine and three months ended March 31, 2010 and 2009 presented in the table below has been calculated as the difference between the fair value of those instruments as of the reporting date and the theoretical fair values of those instruments calculated by using the yield curve prevailing at the end of the reporting period, adjusted up or down for changes in credit spreads from the transition date to the reporting date.

For the three months ended
March 31, 2010
	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
(Dollars in thousands)	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$1,709	$244	$1,953

For the three months ended
March 31, 2009
	Gain (Loss)	Gain (Loss)	Total
	related	not related	Gains
	Credit Risk	Credit Risk	(Losses)
Subordinated Capital Notes	$(4,081)	$(526)	$(4,607)

FASB ASC Topic 825 Disclosures about Fair Value of Financial Instruments
          The table below is a summary of fair value estimates as of March 31, 2010 and 2009, for financial instruments, as defined by FASB ASC Topic 825, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis. The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding risk characteristics of various financial instruments, current economic conditions, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Consolidated balance sheets financial instruments:
ASSETS:
Other investment securities	$51,381	$51,381	$55,431	$55,431

Loans held for sale	$25,351	$25,569	$26,726	$26,643

Loans (1)	$5,160,038	$4,903,278	$5,034,942	$4,725,493

LIABILITIES:
Deposits — interest-bearing (2)	3,625,590	3,631,077	3,696,791	3,698,246

Federal Home Loan Advances and other borrowings	$1,025,000	$1,032,326	$1,060,000	$1,070,542

Subordinated capital note (2)	$189,000	$201,608	$189,000	$197,979

Term notes	$15,913	$15,320	$20,581	$21,030

	March 31, 2010		December 31, 2009
	Contract or		Contract or
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Off balance sheet financial instruments:
Standby letters of credit and financial guarantees written	$46,044	$(180)	$41,837	$(254)

Commitments to extend credit, approved loans not yet disbursed and unused lines of credit	$1,616,156	$(1,616)	$1,218,115	$(1,218)

(1)	This amount does not include loans measured for impairment during the period based on the fair value of the collateral using the practical expedient in FASB ASC Topic 310.

(2)	This amount does not include callable brokered certificates of deposits of $12.5 million as of December 31, 2009 and subordinated capital notes of $124.2 million and $120.6 million as of March 31, 2010 and December 31, 2009, respectively, measured at fair value under FASB ASC Topic 825.
19. Subsequent Events Reviews:
          The Corporation has evaluated all subsequent events through the date this Quarter Report on Form 10-Q was filed with the SEC as significant subsequent events.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Santander BanCorp and Subsidiaries
Selected Financial Data

	Quarter ended March 31,
	2010	2009
	(Dollars in thousands, except per data share)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
Interest income	$113,582	$128,675
Interest expense	18,821	44,282
Net interest income	94,761	84,393
Security gains	—	9,251
Loss on extinghuishment of debt	—	(9,600)
Broker-dealer, asset management and insurance fees	13,591	12,965
Other income	15,780	12,752
Operating expenses	62,807	69,377
Provision for loan losses	30,093	41,100
Income tax provision (benefit)	9,802	(685)

Net income (loss)	$21,430	$(31)

PER COMMON SHARE DATA
Net income (loss)	$0.46	$—
Book value	$13.27	$11.70
Outstanding shares:
Average	46,639,104	46,639,104
End of period	46,639,104	46,639,104
Cash Dividend per Share	$—	$—
AVERAGE BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,219,713	$5,836,035
Allowance for loan losses	195,989	192,800
Earning assets	6,006,634	6,968,818
Total assets	6,772,021	7,757,024
Deposits	4,377,273	5,010,354
Borrowings	1,505,673	1,830,525
Common equity	609,408	555,441
PERIOD END BALANCES
Loans held for sale and loans, net of allowance for loan losses	$5,185,389	$5,657,583
Allowance for loan losses	198,160	196,510
Earning assets	6,095,102	6,696,810
Total assets	6,857,677	7,352,980
Deposits	4,481,259	5,099,681
Borrowings	1,483,200	1,334,154
Common equity	619,019	545,465
Continued on the following page

	Quarter ended
	March 31,
	2010	2009
SELECTED RATIOS
Performance:
Net interest margin on a tax-equivalent basis (on an annualized basis)	6.46%	4.98%
Efficiency ratio (1)	52.37%	62.38%
Return on average total assets (on an annualized basis)*	1.28%	0.00%
Return on average common equity (on an annualized basis)*	14.26%	(0.02)%
Average net loans/average total deposits	119.25%	116.48%
Average earning assets/average total assets	88.69%	89.84%
Average stockholders’ equity/average assets	9.00%	7.16%
Fee income to average assets (annualized)	1.38%	1.22%
Capital:
Tier I capital to risk-adjusted assets	11.10%	8.95%
Total capital to risk-adjusted assets	16.15%	13.68%
Leverage Ratio	8.26%	6.21%
Asset quality:
Non-performing loans to total loans	5.69%	4.07%
Annualized net charge-offs to average loans	2.19%	2.45%
Allowance for loan losses to period-end loans	3.68%	3.36%
Allowance for loan losses to non-performing loans	64.64%	82.53%
Allowance for loan losses to non-performing loans plus accruing loans past-due 90 days or more	61.85%	77.37%
Non-performing assets to total assets	4.98%	3.62%
Recoveries to charge-offs	4.03%	3.49%
EARNINGS TO FIXED CHARGES:
Excluding interest on deposits	3.74 x	0.96 x
Including interest on deposits	2.56 x	0.98 x
OTHER DATA AT END OF PERIOD
Customer financial assets under management	$13,644,000	$13,598,000
Bank branches	54	54
Consumer Finance branches	60	64

Total Branches	114	118
ATMs	141	163
(Concluded)

*	Per share data is based on the average number of shares outstanding during the periods.

(1)	Operating expenses divided by net interest income on a tax equivalent basis, plus other income excluding gain on sale of securities available for sale, gain on equity securities and loss on early termination of repurchase agreements.

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
          In addition to the information contained in this Form 10-Q, readers should consider the description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2009. While not all inclusive, Item 1 of the Form 10-K, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that provides further discussion of the operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
Critical Accounting Policies
          The consolidated financial statements of the Corporation and its wholly-owned subsidiaries are prepared in accordance with GAAP and with general practices within the financial services industry. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Corporation’s critical accounting policies are detailed in the Financial Review and Supplementary Information section of the Corporation’s Form 10-K for the year ended December 31, 2009.
Current Accounting Developments
          The Corporation’s condensed consolidated financial statements provide a complete discussion of the recently issued accounting pronouncements adopted by the Corporation. Refer to Note 1 to the condensed consolidated financial statements.

Overview of Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009
          Santander BanCorp is the financial holding company for Banco Santander Puerto Rico and subsidiary (the “Bank”), Santander Securities Corporation and subsidiary (‘SSC”), Santander Financial Services, Inc. (“SFS”), Santander Insurance Agency, Inc. (“SIA”) and Island Insurance Corporation (“IIC”).
          For the three-month periods ended March 31, 2010 and 2009, net income and other selected financial information, as reported are the following:

	Three months ended
($ in thousands, except earnings per share)	March 31, 2010	March 31, 2009
Net income (loss)	$21,430	$(31)
EPS	$0.46	$—
ROA	1.28%	0.00%
ROE	14.26%	(0.02)%
Efficiency Ratio (*)	52.37%	62.38%

(*)	Operating expenses divided by net interest income, on a tax equivalent basis, plus other income excluding a gain on sale of securities available for sale, gain on equity securities and loss on early termination of repurchase agreements.
Overview of Financial Results for the Three-Month Period Ended March 31, 2010 and 2009
          The Corporation’s financial results for the three-month periods ended March 31, 2010 were impacted by the following:
(i)	The Corporation experienced an improvement of 148 basis points in net interest margin, on a tax equivalent basis, to 6.46% for the three months ended March 31, 2010 from 4.98% for the same period in 2009;

(ii)	The provision for loan losses decreased $11.0 million or 26.8% for the three month period ended March 31, 2010 compared to the same period in 2009, respectively. The provision for loan losses represented 102.9% and 112.7% of the net charge-offs for the three months ended March 31, 2010 and 2009, respectively;

(iii)	The allowance for loan losses of $198.2 million as of March 31, 2010 represented 3.7% of total loans, 64.6% of non-performing loans and 215.3% of non-performing loans excluding loans secured by real estate. As of December 31, 2009 the allowance for loan losses was $197.3 million represented 3.6% of total loans, 68.1% of non-performing loans and 230.4% of non-performing loans excluding loans secured by real estate;

(iv)	Non-interest income increased $4.0 million or 15.8% for the three months ended March 31, 2010 as compared to the same period in 2009. Non-interest income was impacted principally by: (i) a gain of $9.3 million on investment securities available for sale offset by a loss of $9.6 million on the early termination of a repurchase agreement in the first quarter of 2009; (ii) a gain of $5.1 million on the sale of a portion of the Corporation’s investment in Visa, Inc. during the first quarter of 2010; (iii) a gain of $2.2 million on sale of loans recognized during the quarter ended March 31, 2009; (iv) and a $0.8 million decrease in loss on derivatives and other financial instruments compared with the same period in prior year;

(v)	Operating expenses reflected a decrease of $6.6 million or 9.5% for the three months ended March 31, 2010 when compared to the same period in the prior year. This decrease was affected principally by: (i) $2.2 million decrease in professional services; (ii) $1.0 million decrease in salaries and other employee benefits; (iii) $2.1 million decrease in other operational expenses; (iv) $0.5 million decrease in FDIC assessment and (iv) $0.5 million decrease in credit card expense;

(vi)	Income tax expense increase of $10.5 million due to a higher taxable income when compared with the same figures reported during the same quarter in 2009;

(vii)	The Efficiency Ratio, on a tax equivalent basis, for the quarter ended March 31, 2010 was 52.37%, reflecting a significant improvement when compared with 62.38% for the quarter ended March 31, 2009.
Net Interest Income
          The Corporation’s net interest income for the three months ended March 31, 2010 and 2009 was $94.8 million and $84.4 million, respectively. The $10.4 million or 12.3% increase was mainly due to a decrease of $25.5 million in interest expense offset by a decrease of $15.1 million interest income. The $25.5 million decrease in interest expense was due to decreases of $19.1 million and $6.3 million in interest expense on deposits and interest expense in other borrowings, respectively. The average cost of funds on interest-bearing liabilities was 1.49% for the three months ended March 31, 2010, reflecting a 144 basis points decrease from 2.93% for the same period in 2009. This was influenced by the low maintained rates by the Federal Reserve (“FED”) and management’s actions to lower the rates on certain deposits. Also, the Corporation experienced a $996.3 million reduction average interest bearing liabilities. The interest income decreased $15.1 million due to a $9.8 million decrease in interest income on loans and $5.2 million decrease in interest income on investment securities. The decrease in interest income was driven by a reduction of $962.5 million in average interest-earning assets. The average yield on interest-earning assets reflected an increase of 18 basis points to reach 7.73% for the three months ended March 31, 2010 compared with 7.55% for the same period in the prior year.
          The table on page 54, Quarter to Date Average Balance Sheet and Summary of Net Interest Income — Tax Equivalent Basis, presents average balance sheets, net interest income on a tax equivalent basis and average interest rates for the quarter ended March 31, 2010 and 2009. The table on Interest Variance Analysis — Tax Equivalent Basis on page 53, allocates changes in the Corporation’s interest income (on a tax-equivalent basis) and interest expense among changes in the average volume of interest earning assets and interest bearing liabilities and changes in their respective interest rates for three-month period ended March 31, 2010 compared with the same period of 2009.
          To permit the comparison of returns on assets with different tax attributes, the interest income on tax-exempt assets has been adjusted by an amount equal to the income taxes which would have been paid had the income been fully taxable. This tax equivalent adjustment is derived using the applicable statutory tax rate and resulted in adjustments of $0.9 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.
          The following table sets forth the principal components of the Corporation’s net interest income for the three-month periods ended March 31, 2010 and 2009.

	Three months ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Interest income — tax equivalent basis	$114,523	$129,777
Interest expense	18,821	44,282

Net interest income — tax equivalent basis	$95,702	$85,495

Net interest margin — tax equivalent basis (1)	6.46%	4.98%

(1)	Net interest margin for any period equals tax-equivalent net interest income divided by average interest-earning assets for the period (on an annualized basis.)
     For the three-month period ended March 31, 2010, net interest margin, on a tax equivalent basis, was 6.46% compared to net interest margin, on a tax equivalent basis, of 4.98% for the same period in 2009. The 148 basis points increase in net interest margin, on a tax equivalent basis, was mainly due to a significant decrease in the cost of average interest-bearing liabilities of 144 basis points from 2.93% for the three months ended March 31, 2009 to 1.49% for the three months ended March 31, 2010, resulting in a decrease of $25.5 million or 57.5% million in interest expense. The yield on the average interest-earning assets reflected an increase of 18 basis points to 7.73% for the three months ended March 31, 2010.

     For the three-month period ended March 31, 2010, the average interest-earning assets decreased $962.5 million or 13.8% when compared with figures reported at March 31, 2009. The decrease in average net loans was comprised of the following items:
(i)	a decrease in the average commercial and construction loans of $205.7 million or 9.7% and $83.9 million or 55.2%, respectively, for the three months ended March 31, 2010 when compared with the same period in 2009, which considers the effect of the sale of loans to an affiliate and net repayments during the 2009;

(ii)	a decrease of $171.3 million or 6.7% in average mortgage loans mainly due the sale of mortgage loans amounting to $39.2 million in 2009 and a decrease in mortgage loans originations, net of repayments;

(iii)	a decrease in average consumer loans (including consumer finance) of $128.0 million or 11.4% which comprised $92.9 million, $24.7 million and $10.4 million decreases in average personal loans, credit cards and consumer finance, respectively;

(iv)	a decrease in average leasing portfolio of $24.2 million or 42.5% since the Corporation has strategically reduced this line of lending;

(v)	partially offset by a decrease in the average allowance for loan losses of $3.2 million when compared with figures reported in 2009.
     Also, there was a decrease of $278.3 million or 34.8% in average investment securities. The average interest bearing deposits experienced a decrease of $67.4 million for the quarter ended March 31, 2010 compared with the same period in prior year.
     The average interest-bearing liabilities decreased $996.3 million or 16.2% for the three-month period ended March 31, 2010 driven by a decrease in average interest bearing deposits of $671.4 million and average borrowings of $324.9 million when compared to the three-month period ended March 31, 2009. The decrease in average interest-bearing liabilities was composed of:
(i)	a decrease of $671.4 million in average total interest bearing deposits comprised of $610.0 million decrease in average brokered deposits and $404.0 million decrease in average other time deposits offset by an increase of $342.5 million average savings and NOW accounts;

(ii)	a reduction in average securities sold under agreements to repurchase of $311.7 million mainly caused by the early termination of repurchase agreements of $375 million that were funding investment securities sold during the first quarter of 2009;

(iii)	a decrease in average Federal Home Loan Bank Advances (“FHLB”) of $131.6 million for the three months ended March 31, 2010 compared with the same period in 2009;

(iv)	an increase of $62.1 million in average commercial paper ;

(v)	an increase in average federal funds and other borrowings of $48.4 million;

(vi)	partially offset by an increase of $10.6 million in average subordinated notes due to the changes in note market valuation.
          The following table allocates changes in the Corporation’s interest income, on a tax-equivalent basis, and interest expense for the three-month period ended March 31, 2010, compared to the three-month period ended March 31, 2009, among changes related to the average volume of interest-earning assets and interest-bearing liabilities, and changes related to interest rates. Volume and rate variances have been calculated based on the activity in average balances over the period and changes in interest rates on average interest-earning assets and average interest-bearing liabilities. The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of change in each category.

	Three Months Ended March 31, 2010
	Compared to the Three Months
	Ended March 31, 2009
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(In thousands)
Interest income, on a tax equivalent basis:
Federal funds sold and securities purchased under agreements to resell	$(4)	$(3)	$(7)
Time deposits with other banks	(33)	(47)	(80)
Investment securities	(2,778)	(2,838)	(5,616)
Loans	(12,948)	3,397	(9,551)

Total interest income, on a tax equivalent basis	(15,763)	509	(15,254)

Interest expense:
Savings and NOW accounts	1,100	(2,963)	(1,863)
Other time deposits	(6,310)	(10,962)	(17,272)
Borrowings	(2,369)	(3,446)	(5,815)
Long-term borrowings	100	(611)	(511)

Total interest expense	(7,479)	(17,982)	(25,461)

Net interest income, on a tax equivalent basis	$(8,284)	$18,491	$10,207

          The following table shows average balances and, where applicable, interest amounts earned on a tax-equivalent basis and average rates for the Corporation’s assets and liabilities and stockholders’ equity for three-month periods ended March 31, 2010 and 2009.

SANTANDER BANCORP
QUARTER TO DATE AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
Tax Equivalent Basis

	March 31, 2010			March 31, 2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$252,952	$109	0.17%	$314,876	$189	0.24%
Federal funds sold and securities purchased under agreements to resell	10,704	8	0.30%	16,208	15	0.38%

Total interest bearing deposits	263,656	117	0.18%	331,084	204	0.25%

U.S.Treasury securities	179,769	483	1.09%	42,876	30	0.28%
Obligations of other U.S.government agencies and corporations	5,777	56	3.93%	74,750	684	3.71%
Obligations of government of Puerto Rico and political subdivisions	116,108	1,764	6.16%	204,081	3,442	6.84%
Corporate bonds	142,443	656	1.87%	—	—
Collateralized mortgage obligations and mortgage backed securities	25,351	303	4.85%	420,154	5,359	5.17%
Other	53,517	816	6.18%	59,838	179	1.21%

Total investment securities	522,965	4,078	3.16%	801,699	9,694	4.90%

Loans:
Commercial	1,918,701	22,013	4.65%	2,124,371	24,882	4.75%
Construction	68,227	534	3.17%	152,121	1,006	2.68%
Consumer	434,137	17,402	16.26%	551,781	21,407	15.73%
Consumer Finance	558,476	34,596	25.12%	568,878	32,893	23.45%
Mortgage	2,403,440	35,266	5.87%	2,574,757	38,756	6.02%
Lease financing	32,721	517	6.41%	56,927	935	6.66%

Gross loans	5,415,702	110,328	8.26%	6,028,835	119,879	8.06%
Allowance for loan losses	(195,989)			(192,800)

Loans, net	5,219,713	110,328	8.57%	5,836,035	119,879	8.33%
Total interest earning assets/ interest income (on a tax equivalent basis)	6,006,334	114,523	7.73%	6,968,818	129,777	7.55%

Total non-interest earning assests	765,687			788,206

Total assets	$6,772,021			$7,757,024

Liabilities and stockholders’ equity:
Savings and NOW accounts	$2,064,743	$4,523	0.89%	$1,722,194	$6,386	1.50%
Other time deposits	1,270,548	2,711	0.87%	1,674,523	13,689	3.32%
Brokered deposits	297,306	1,419	1.94%	907,281	7,962	3.56%
Total interest bearing deposits	3,632,597	8,653	0.97%	4,303,998	28,037	2.64%
Federal funds purchased and other borrowings	50,111	26	0.21%	1,669	0	0.00%
Securities sold under agreements to repurchase	—	—	—	311,667	3,389	4.41%
Federal Home Loan advances	1,012,277	6,393	2.56%	1,143,889	8,602	3.05%
Commercial paper	115,024	134	0.47%	52,959	128	0.98%
Term Notes	17,342	155	3.62%	20,048	154	3.12%
Subordinated Notes	310,919	3,460	4.51%	300,293	3,972	5.36%

Total interest bearing liabilities/interest expense	5,138,270	18,821	1.49%	6,134,523	44,282	2.93%

Total non-interest bearing liabilities	1,024,343			1,067,060

Total liabilities	6,162,613			7,201,583

Stockholders’ Equity	609,408			555,441

Total liabilities and stockholders’ equity	$6,772,021			$7,757,024

Net interest income, on a tax equivalent basis		$95,702			$85,495

Net interest spread			6.25%			4.62%
Cost of funding earning assets			1.27%			2.58%
Net interest margin, on a tax equivalent basis			6.46%			4.98%

Provision for Loan Losses
     The Corporation’s provision for loan losses decreased $11.0 million or 26.8% to reach $30.1 million for the three-month period ended March 31, 2010 compared with figures reported for the same period in prior year. The decrease in provision for loan losses was mainly due to a reduction in loan portfolio, overall improvement in credit ratios metrics and the sale of certain loans including some classified as impaired to an affiliate during 2009.
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
     The following table sets forth the components of the Corporation’s other income for the periods indicated:
OTHER INCOME

	For the three months ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Bank service fees on deposit accounts	$2,752	$3,335
Other service fees:
Credit card and payment processing fees	2,074	2,119
Mortgage servicing fees	1,032	996
Trust fees	273	277
Confirming advances fees	243	749
Other fees	3,065	2,882

Total fee income	9,439	10,358
Broker/dealer, asset management, and insurance fees	13,591	12,965
Gain on sale of securities available for sale	—	9,251
Gain on sale of loans	39	2,246
Trading gains	939	403
Loss on derivatives and other financial instruments	(2,862)	(3,613)
Other gains (losses) gains,	6,024	(8,596)
Other	2,201	2,354

	$29,371	$25,368

     The table below details the breakdown of fees from broker-dealer, asset management and insurance agency operations:

	For the three months ended
	March 31, 2010	March 31, 2009
	(In thousands)
Broker-dealer	$5,656	$6,489
Asset management	6,648	6,128

Total Santander Securities	12,304	12,617
Insurance	1,287	348

Total	$13,591	$12,965

     For the three-month period ended March 31, 2010, other income reflected an increase of 4.0 million or 15.8% when compared to $25.4 million for the same period in 2009. The changes in other income for the three-month period ended March 31, 2010 as compared with the same period in prior year was follows:
(i)	There was decrease in gain on sale of securities available for sale of $9.3 million. During the first quarter of 2009, the Corporation sold $441 million of investment securities available for sale and realized a gain of $9.3 million. This gain was offset by a loss of $9.6 million, included in other gains (losses) in 2009, on the early termination of repurchase agreements that were funding the securities sold. There was no gain on investment securities available for sale during the quarter ended March 31, 2010;

(ii)	The Corporation recognized a gain of $5.1 million on the sale of part of the investment in Visa, Inc. during the quarter ended March 31, 2010 which is included within other gains (losses);

(iii)	There was a $2.2 million decrease in gain on sale of residential mortgage loans due to a $39.2 million decrease in mortgage loans sold when compared with the same period in prior year;

(iv)	The Corporation reported a loss $2.9 million on derivatives and other financial instruments, a $0.8 million decrease, for the quarter ended March 31, 2010 from a loss of $3.6 million for the quarter ended March 31, 2009;

(v)	Broker-dealer, asset management and insurance fees reflected a decrease of $0.6 million due to decreases in broker-dealer and asset management fees of $0.3 million offset by an increase of $0.9 million in insurance fees due to credit life commissions generated from the Bank and Island Finance operations. The broker-dealer operation is carried out through Santander Securities Corporation, whose business includes securities underwriting and distribution, sales, trading, financial planning and securities brokerage services. In addition, Santander Securities provides investment management services through its wholly-owned subsidiary, Santander Asset Management Corporation. The broker-dealer, asset management and insurance operations contributed 46.3% and 51.1% to the Corporation’s other income for the three-month period ended March 31, 2010 and 2009, respectively.

Operating Expenses
     The following table presents the detail of other operating expenses for the periods indicated:
OPERATING EXPENSES

	Three months ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Salaries	$15,197	$15,042
Pension and other benefits	12,163	13,050
Expenses deferred as loan origination costs	(1,513)	(1,237)

Total personnel costs	25,847	26,855

Occupancy costs	6,365	6,257

Equipment expenses	877	1,083

EDP servicing expense, amortization and technical services	9,847	10,254

Communication expenses	2,169	2,447

Business promotion	1,205	767

Other taxes	3,287	3,357

Other operating expenses:
Professional fees	2,626	4,776
Amortization of intangibles	640	773
Printing and supplies	380	334
Credit card expenses	1,164	1,641
Insurance	565	540
Examinations and FDIC assessment	2,180	2,653
Transportation and travel	528	460
Repossessed assets provision and expenses	1,375	1,036
Collections and related legal costs	556	448
All other	3,196	5,696

Other operating expenses	13,210	18,357

Non-personnel expenses	36,960	42,522

Total Operating expenses	$62,807	$69,377

          The Corporation’s operating expenses reflected a decrease of $6.6 million or 9.5% to reach $62.8 million for the three-month period ended March 31, 2010 when compared with the three-month period ended March 31, 2009. The major variances in operating expenses are described below:
(i)	a decrease in net salaries and other employee benefits of $1.0 million principally attributed to $0.6 million decrease in commissions and $0.5 million decrease in pension plan expense;

(ii)	a $2.2 million decrease in professional fees due to a decrease in consulting fees and other professional fees related to the review of certain operational procedures;

(iii)	decreases of $2.1 million in other operational expenses, $0.5 million in FDIC assessment and $0.5 million in credit card expenses;
          The Efficiency Ratio, on a tax equivalent basis, for the three months ended March 31, 2010 was 52.37%, reflecting a significant improvement, from 62.38% for the three months ended March 31, 2009. This improvement was mainly due to higher operating income and a reduction in operating expenses.

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
     On July 2009, the Governor of Puerto Rico signed Act No. 37, which amends Act No. 7 of March 9, 2009. This law imposed a temporary three-year surcharge of 5% commencing in taxable year 2009. Since the 5% surcharge is imposed on the tax liability instead of the income subject to tax, the effect of the 5% surcharge will be that during the temporary period the 39% maximum statutory marginal corporate income tax rate will be increased to 40.95%. Also, the amendments of Act No. 7 of March 9, 2009, particularly to alternative minimum tax (“AMT”), eliminates the deduction for expenses incurred outside Puerto Rico unless these payments are subject to income tax in Puerto Rico.
          This law, also, includes a temporary 5% special income tax applicable to Puerto Rico international banking entities, or IBEs, such as Santander International Bank (SIB), which, before this law, was exempt from taxation under Puerto Rico law. This special income tax shall be applicable for taxable years 2009, 2010 and 2011.
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
          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not, the Corporation will not realize the benefits of the deferred tax assets related to Santander Financial Services, Inc. and Santander BanCorp (parent company only) amounting to $11.6 million and $0.1 million, respectively, at March 31, 2010 and $14.5 million and $0.1 million, respectively, at December 31, 2009. Accordingly, a deferred tax asset valuation allowance of $11.6 million and $0.1 million at March 31, 2010 and $14.5 million and $0.1 million at December 31, 2009, for Santander Financial Services, Inc and Santander BanCorp (parent company only), respectively, were recorded.
          The income tax provision increased $10.5 million to reach $9.8 million for the three-month period ended March 31, 2010 compared to an income tax benefit of $0.7 million for the same period in 2009. This increase in the provision for income tax resulted from a higher taxable income in 2010 compared with the same period in 2009.

Financial Position — March 31, 2010
Assets
          The Corporation’s assets reached $6.9 billion as of March 31, 2010, a $0.1 billion or 1.4% increase compared to total assets of $6.8 billion at December 31, 2009 and a $495.3 million or 6.7% decrease compared to total assets of $7.4 billion at March 31, 2009. The reduction of $0.1 million, for the three-month period ended March 31, 2010, on Corporation’s total assets was driven by decreases of $87.8 million in net loan portfolio partially offset by $73.3 million increase in cash and cash equivalent and $117.7 million increase in other assets mainly due to a $127.4 million increase in confirming advances. The reduction of $495.3 million compared to March 31, 2009 balances was principally due to a $472.2 million decrease in net loan portfolio and $205.6 million decrease in cash and cash equivalents. These decreases were partially offset by increases of $116.4 million and $93.7 million in other assets and investment securities available for sale, respectively.
          The composition of the loan portfolio, including loans held for sale, was as follows:

			March 2010 / Dec.		March 2010 /
	March 31,	Dec. 31,	2009	March 31,	March 2009
	2010	2009	Variance	2009	Variance
		(In thousands)
Commercial and industrial	$1,913,042	$1,946,579	$(33,537)	$2,071,533	$(158,491)
Construction	64,123	70,707	(6,584)	94,354	(30,231)
Mortgage	2,394,792	2,415,294	(20,502)	2,546,593	(151,801)
Consumer	424,623	443,945	(19,322)	530,982	(106,359)
Consumer Finance	556,937	558,948	(2,011)	557,298	(361)
Leasing	30,032	35,000	(4,968)	53,333	(23,301)

Gross Loans	5,383,549	5,470,473	(86,924)	5,854,093	(470,544)
Allowance for loan losses	(198,160)	(197,303)	(857)	(196,510)	(1,650)

Net Loans	$5,185,389	$5,273,170	$(87,781)	$5,657,583	$(472,194)

          The net loan portfolio, including loans held for sale, reflected a decrease of $87.8 million or 1.7%, reaching $5.2 billion at March 31, 2010, compared to the figures reported as of December 31, 2009, and a decrease of $472.2 million or 8.4%, when compared to March 31, 2009. The commercial and industrial and construction loans portfolios decreased $33.5 million and $6.6 million, respectively, when compared to the December 31, 2009 balances. The reduction in these portfolios was basically due the repayments of these portfolios, net of the originations. Compared with March 31, 2009 balances, the commercial and construction loans portfolios reflected decreases of $158.5 million and $30.2 million, respectively, due to the sale to an affiliate of commercial and industrial and construction loans, including some classified as impaired during 2009, net of the repayments and originations.
          The mortgage portfolio reflected a decrease of $20.5 million and $151.8 million compared to December 31, 2009 and March 31, 2009 balances. Residential mortgage loan origination for the three months ended March 31, 2010 was $44.3 million, $12.3 million or 21.7% less than the $56.6 million originated during the same period in 2009.
          Also, the Corporation reported a decrease in consumer loans (including consumer finance) of $21.3 million or 2.1% when compared with December 31, 2009 balances and $106.7 million or 9.8% when compared with March 31, 2009 balances. The leasing portfolio reflected decreases of $5.0 million and $23.3 million when compared with December 31, 2009 and March 31, 2009, respectively, reflecting the Corporation’s strategy to reduce this line of lending.
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
          Commercial, construction loans and certain mortgage loans exceeding a predetermined monetary threshold are identified for evaluation of impairment on an individual basis pursuant to FASB ASC Topic 310. The Corporation considers a loan impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The asset-specific reserve on each individual loan identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the Corporation may measure impairment based on the loan’s observable market price, or the fair value of the collateral, net of estimated disposal costs, if the loan is collateral dependent. Most of the asset-specific reserves of the Corporation’s impaired loans are measured on the basis of the fair value of the collateral. The fair value of the collateral is determined by external valuation specialists and since these values cannot be observed or corroborated with market data, they are classified as Level 3 and presented as part of non-recurring measurement disclosures.
          The Corporation considers in its allowance for loan and lease losses, debt’s modification of terms that may be identified as Troubled Debt Restructuring (TDRs), as stated on FASB ASC Topic 310. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDRs represent loans where concessions have been granted to borrowers experiencing financial difficulties that the creditor would not otherwise consider. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. Classification of loan modifications as TDRs involves a degree of judgment. Indicators that the debtor is experiencing financial difficulties include, for example: (i) the debtor is currently in default on any of its debt; (ii) the debtor has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the debtor will continue to be a going concern; (iv) currently, the debtor has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the debtor forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the debtor cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor. The identification of TDRs is critical in the determination of the adequacy of the allowance for loan losses. Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR). Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after classified) and the loan yields a market rate. The Corporation identifies as TDRs and impaired, residential real estate loans whose terms have been modified under the conditions set forth in FASB ASC Topic 310, as mentioned previously. Although the accounting codification guidance for specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage loans), it specifically requires that loan modifications considered TDR’s be analyzed under its provisions.
          For purposes of determining the impairment analysis to be applied on TDR’s, the Corporation stratifies these loans into performing loans and non-performing loans. Impairment measure in performing loans was based on the present value of future cash flows discounted at the loan’s original contractual rate. The impairment measure on non-performing loans is based on the fair value of the collateral net of dispositions cost. As of March 31, 2010, the Corporation restructured $114.6 million residential mortgage loans with allowance for loan losses of $6.8 million.
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
ALLOWANCE FOR LOAN LOSSES

	For the three month ended
	March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$197,303	$191,889
Provision for loan losses	30,093	41,100

	227,396	232,989

Losses charged to the allowance:
Commercial and industrial	2,924	4,727
Construction	—	2,254
Mortgage	1,105	1,380
Consumer	12,476	13,067
Consumer finance	13,834	16,056
Leasing	126	313

	30,465	37,797

Recoveries:
Commercial and industrial	500	470
Construction	—	20
Consumer	443	333
Consumer finance	232	414
Leasing	54	81

	1,229	1,318

Net loans charged-off	29,236	36,479

Balance at end of period	$198,160	$196,510

Ratios:
Allowance for loan losses to period-end loans	3.68%	3.36%
Recoveries to charge-offs	4.03%	3.49%
Annualized net charge-offs to average loans	2.19%	2.45%
          The Corporation’s allowance for loan losses was $198.2 million or 3.68% of period-end loans at March 31, 2010, a 32 basis point increase compared to $196.5 million, or 3.36% of period-end loans at March 31, 2009. The $198.2 million in the allowance for loan losses is comprised of $133.7 million related to the Bank and $64.5 million related to Island Finance entity, with a provision for loan losses of $15.4 million and $14.7 million for each respective entity for the three months ended March 31, 2010. At March 31, 2009, the composition of the allowance for loan losses of $196.5 million was comprised of $127.4 million related to the Bank and $69.1 million related to Island Finance, with a provision for loan losses of $25.5 million and $15.6 million for the same period for each respective entity.
          The 32 basis points increment in the ratio of allowance for loan losses to period-end loan for the three months ended March 31, 2010 as compared with the same period in 2009 was driven by a $16.7 million increase in non-performing loans which amounted to $306.6 million as of March 31, 2010 versus $238.1 million as of March 31, 2009 and a reduction of $470.5 million in gross loan portfolio balances. The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. On a quarterly basis, the Corporation reviews and evaluates historical loss experience by loan type, quantitative factors

(historical net charge-offs, statistical loss estimates, etc.) as well as qualitative factors (current economics conditions, portfolio composition, delinquency trends, industry concentrations, etc.).
          The ratio of the allowance for loan losses to non-performing loans and accruing loans past due 90 days or more was 61.9%, 65.5% and 77.4% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Excluding non-performing mortgage loans this ratio was 187.2% at March 31, 2010 compared to 217.0% at March 31, 2009 and 203.7% at December 31, 2009.
          The annualized ratio of net charge-offs to average loans for the three-month period ended March 31, 2010 was 2.19%, decreasing 26 basis points from 2.45% for the same period in 2009. This change was due to a reduction in net charge-offs of $7.2 million during the quarter ended March 31, 2010 when compared with the same period in 2009 combined with a decrease in average gross loans of $613.1 million for the three months ended March 31, 2010 compared with the same period in 2009.
          At March 31, 2010, impaired loans (loans evaluated individually for impairment) and related allowance amounted to approximately $279.6 million and $35.4 million, respectively. At December 31, 2009 impaired loans and related allowance amounted to $252.4 million and $28.8 million, respectively.
          Although the Corporation’s provision and allowance for loan losses will fluctuate from time to time based on economic conditions, net charge-off levels and changes in the level and mix of the loan portfolio, management considers that the allowance for loan losses is adequate to absorb probable losses on its loan portfolio.
Non-performing Assets and Past Due Loans
          As of March 31, 2010, the Corporation’s total non-performing loans (excluding other real estate owned) reached $306.6 million or 5.69% of total loans from $289.8 million or 5.30% of total loans as of December 31, 2009 and from $238.1 million or 4.07% of total loans as of March 31, 2009. The Corporation’s non-performing loans reflected an increase of $68.5 million or 28.8% compared to non-performing loans as of March 31, 2009 and an increase of $16.7 million or 5.8% compared to non-performing loans as of December 31, 2009. The $68.5 million increase in non-performing loans was principally due to $45.9 million increase in non-performing residential mortgage loans, $9.8 million increase in construction loans, $5.5 million in non-performing consumer loans (including consumer finance) and $4.3 million in commercial loans when compared to March 31, 2009. Compared to December 31, 2009, the increase of $16.7 million was composed mainly of $9.8 million and $3.2 million increases in non-performing residential mortgage loans and consumer loans (including consumer finance).
          The Corporation continuously monitors non-performing assets and has deployed significant resources to manage the non-performing loan portfolio. Management expects to continue to improve its collection efforts by devoting more full time employees and outside resources.

Non-performing Assets and Past Due Loans

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in thousands)
Commercial and Industrial	$31,883	$31,021	$27,624
Construction	15,697	15,571	5,912
Mortgage	195,998	186,202	150,136
Consumer	12,663	10,385	13,825
Consumer Finance	44,731	43,782	38,080
Leasing	1,925	1,908	2,524
Restructured Loans	3,662	977	—

Total non-performing loans	306,559	289,846	238,101
Repossessed Assets	34,973	34,486	28,410

Total non-performing assets	$341,532	$324,332	$266,511

Accruing loans past-due 90 days or more	$13,829	$11,214	$15,899
Non-Performing loans to total loans	5.69%	5.30%	4.07%
Non-Performing loans plus accruing loans past due 90 days or more to total loans	5.95%	5.50%	4.34%
Non-Performing assets to total assets	4.98%	4.79%	3.62%
Liabilities
          The Corporation’s total liabilities reached $6.2 billion as of March 31, 2010, reflecting an increase of $68.1 million or 1.1% compared to December 31, 2009. This increase in total liabilities was principally due to a increase in total deposits of $85.7 million or 2.0% to $4.5 billion balance reported as of March 31, 2010 partially offset by a decrease in total borrowings (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan advances, term and capital notes) of $23.6 million or 1.6% as of March 31, 2010 from $1.5 billion at December 31, 2009.
          Total deposits of $4.5 billion as of March 31, 2010 were composed of $0.3 billion in brokered deposits and $4.2 billion of customer deposits. Compared to December 31, 2009, brokered deposits reflected an increase of $21.5 million or 7.2% and customer deposits reflected an increase of $64.2 million as of March 31, 2010. Total deposits reflected a decrease of $618.4 million compared with $5.1 billion as of March 31, 2009 which comprised decreases of $537.7 million and $80.7 million in brokered deposits and customer deposits, respectively.
          Total borrowings at March 31, 2010 (comprised of federal funds purchased and other borrowings, securities sold under agreements to repurchase, commercial paper issued, federal home loan bank advances and term and capital notes) decreased $23.6 million or 1.6% and 149.0 million or 11.2% compared to borrowings at December 31, 2009 and March 31, 2009, respectively. The $23.6 million reduction was mainly due to $90.0 million decrease in Federal Home Loan Bank advances and $4.7 million decrease in term notes partially offset by an increase of $62.5 million in commercial paper issued, $5.0 million in federal funds purchased and $3.6 million increase in subordinated capital notes. The $149.0 million increase compared with March 31, 2009 balances was mainly due a increases in Federal Home Loan Bank advances and federal funds purchased of $95.9 million and $54.1 million, respectively.
          On March 23, 2010, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $422 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated January 22, 2010 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $604 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit. The Loans bear interest at a fixed rate of 0.778% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans is due and payable on May 24, 2010.
          On January 22, 2010, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2009 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $612 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit. The Loans bear interest at a fixed rate of 0.67% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans matured and was paid on March 23, 2010.
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
          Stockholders’ equity was $619.0 million, or 9.0% of total assets at March 31, 2010, compared to $595.9 million or 8.8% of total assets at December 31, 2009. The $23.1 million increase in stockholders’ equity was composed of net income of $21.4 million, an increase in minimum pension benefit of $0.7 million and stock incentive plan expense recognized as capital contribution of $0.4 million during the three-month period ended March 31, 2010 and a decrease in accumulated other comprehensive loss of $0.6 million related unrealized gains on investment securities available for sale.
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
          During the three months ended March 31, 2010 and 2009, the Corporation did not repurchase any shares of common stock. As of March 31, 2010, the Corporation had repurchased 4,011,260 shares of its common stock under these programs at a cost of $67.6 million. The Corporation’s management believes that the repurchase program will not have a significant effect on the Corporation’s liquidity and capital positions.
          The Corporation has a Dividend Reinvestment Plan and a Cash Purchase Plan wherein holders of common stock have the opportunity to automatically invest cash dividends to purchase more shares of the Corporation. Shareholders may also make, as frequently as once a month, optional cash payments for investment in additional shares of the Corporation’s common stock.
          Up to March 31, 2010, the first quarter of 2010, the Corporation’s stock price traded consistently below (from $11.73 to $12.56) the book value per share of $13.27 as of March 31, 2010. This is mainly attributed to the cash tender offer described below, which carries an offer of $12.25 stock price.
          On December 14, 2009, Banco Santander, S.A. (“Banco Santander”) announced by press release that it intends to commence a cash tender offer through its wholly-owned subsidiary, Administración de Bancos Latinoamericanos Santander, S.L., for all outstanding publicly-held shares of common stock of Santander BanCorp (NYSE: SBP; LATIBEX: XSBP) at $12.25 per share. Banco Santander, which currently owns 90.6% of the outstanding shares of Santander BanCorp. As soon as reasonably practicable after the consummation of the offer Banco Santander intends to consummate a short-form merger with Santander BanCorp in which all remaining public stockholders will receive the same price per share as was paid in the offer, without interest.
          The commencement and completion of the tender offer does not require any approval by the board of directors of Santander BanCorp and Banco Santander has not asked the board of directors of Santander BanCorp to approve the tender offer. Santander BanCorp’s board of directors is evaluating the terms of the proposed offer and has not taken a position with respect to the offer. The complete terms, conditions and other details of the tender offer will be contained in materials filed by Banco Santander with the U.S. Securities and Exchange Commission when the offer commences. On or before the date 10 business days after the commencement of the tender offer, a special committee of independent directors of Santander BanCorp intends to announce if it recommends acceptance or rejection of the tender offer, expresses no opinion and remains neutral toward the tender offer, or is unable to take a position with respect to the tender offer, as well as setting forth the reasons for its position with respect to the tender offer. Santander BanCorp stockholders are urged to defer making any determination with respect to the tender offer until they have been advised of such special committee’s position with respect to the tender offer.
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
          At March 31, 2010, the Corporation continued to exceed the regulatory risk-based capital requirements. Tier I capital to risk-adjusted assets and total capital ratios at March 31, 2010 were 11.10% and 16.15%, respectively, and the leverage ratio was 8.26%.
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
Derivative Financial Instruments:
          The Corporation uses derivative financial instruments mostly as hedges of interest rate risk, changes in fair value of assets and liabilities and to secure future cash flows. Refer to Notes 1, 12 and 18 to the accompanying consolidated financial statements for additional details of the Corporation’s derivative transactions as of March 31, 2010 and December 31, 2009.
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
     Economic Undesignated Hedges:
     The following table summarizes the derivative contracts designated as economic undesignated hedges as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Notional
(In thousands)	Amounts	Fair Value	Loss
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$1,182	$1,674

Totals	$125,000	$1,182	$1,674

	December 31, 2009
	Notional
(In thousands)	Amounts	Fair Value	Gain
Economic Undesignated Hedges
Interest Rate Swaps	$125,000	$(492)	$(5,702)

Totals	$125,000	$(492)	$(5,702)

*	Net of tax.
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
          As of March 31, 2010 and December 31, 2009, the economic undesignated hedges have maturities through the year 2032. The weighted average rate paid and received on these contracts is 0.68% and 6.22% as of March 31, 2010 and 0.68% and 6.22% as of December 31, 2009, respectively.

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
     Derivative instruments not designated as hedging instruments:
          Any derivative not associated to hedging activity is booked as a freestanding derivative. In the normal course of business the Corporation may enter into derivative contracts as either a market maker or proprietary position taker. The Corporation’s mission as a market maker is to meet the clients’ needs by providing them with a wide array of financial products, which include derivative contracts. The Corporation’s major role in this aspect is to serve as a derivative counterparty to these clients. Positions taken with these clients are hedged (although not designated as hedges) in the OTC market with interbank participants or in the organized futures markets. To a lesser extent, the Corporation enters into freestanding derivative contracts as a proprietary position taker, based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. These derivatives are carried at fair value and changes in fair value are recorded in earnings. The market and credit risk associated with these activities is measured, monitored and controlled by the Corporation’s Market Risk Group, a unit independent from the treasury department. Among other things, this group is responsible for: policy, analysis, methodology and reporting of anything related to market risk and credit risk. The following table summarizes the aggregate notional amounts and the reported derivative assets or liabilities (i.e. the fair value of the derivative contracts) as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,308,774	$(687)	$(907)
Interest Rate Caps	6,970	—	—
Other	2,908	(27)	(19)
Equity Derivatives	212,650	—	—

Totals	$3,531,302	$(714)	$(926)

	December 31, 2009
	Notional
(In thousands)	Amounts *	Fair Value	Gain (Loss)
Interest Rate Contracts
Interest Rate Swaps	$3,330,637	$220	$107
Interest Rate Caps	780	—	—
Other	3,447	(8)	(101)
Equity Derivatives	210,900	—	—

Totals	$3,545,764	$212	$6

*	The notional amount represents the gross sum of long and short.

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
          Critical risk management responsibilities include establishing sound lending standards, monitoring the quality of the loan portfolio, establishing loan rating systems, assessing reserves and loan concentrations, supervising document control and accounting, providing necessary training and resources to credit officers, implementing lending policies and loan documentation procedures, identifying problem loans as early as possible, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Due to the challenging environment, the Corporation continuously revised and implement more stringent underwriting and lending criteria.
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

The following table provides the composition of the Corporation’s loan portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	($ in thousands)
Banking operations:
Commercial and industrial	$1,914,277	$1,947,809
Consumer	424,838	443,567
Leasing	31,339	36,624
Construction	63,614	70,879
Mortgage Loans	2,366,525	2,385,592

	4,800,593	4,884,471

Consumer Finance:
Consumer Installment Loans	475,833	504,054
Mortgage Loans	272,074	279,456

	747,907	783,510

Sub-total	5,548,500	5,667,981

Unearned income and deferred fees/cost:
Banking operations	668	328
Consumer finance	(190,970)	(224,562)
Allowance for loans losses:
Banking operations	(133,710)	(133,930)
Consumer finance	(64,450)	(63,373)

	$5,160,038	$5,246,444

          The Corporation’s gross loan portfolio as of March 31, 2010 and December 31, 2009 amounted to $5.5 billion and $5.7 billion at March 31, 2010 and December 31, 2009, which represented 91.0% and 92.5%, respectively, of the Corporation’s total earning assets. The loan portfolio is distributed among various types of credit, including commercial business loans, commercial real estate loans, construction loans, small business loans, consumer lending and residential mortgage loans. The credit risk exposure provides for diversification among specific industries, specific types of business, and related individuals. As of March 31, 2010 and December 31, 2009, there was no obligor group that represented more than 2.5% of the Corporation’s total loan portfolio. Obligors’ resident or having a principal place of business in Puerto Rico comprised approximately 99% of the Corporation’s loan portfolio.
          As of March 31, 2010 and December 31, 2009, the Corporation had over 305,000 and 312,000 consumer loan customers, respectively, and over 8,000 commercial loan customers, respectively, As of such dates, the Corporation had 34 and 44 clients with commercial loans outstanding over $10.0 million, respectively. Although the Corporation has generally avoided cross-border loans, the Corporation had approximately $12.7 and $11.7 million in cross-border loans as of March 31, 2010 and December 31, 2009, respectively, which are collateralized with real estate in the United States of America, cash and marketable securities.
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

	March 31, 2010
	First	Second	Total	Vintage	Non-performing	% of
	mortgage	mortgage	Mortgage	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2010	$13,860	$56	$13,916	1%	$—	0.00%
2009	56,921	407	57,328	2%	125	0.22%
2008	109,015	1,521	110,536	5%	2,911	2.63%
2007	250,868	2,438	253,306	11%	15,110	5.97%
2006	518,033	3,792	521,825	22%	44,993	8.62%
2005 and earlier	1,406,780	2,834	1,409,614	59%	97,983	6.95%

Sub- Total	$2,355,477	$11,048	$2,366,525	100%	$161,122	6.81%

	December 31, 2009
	First	Second	Total	Vintage	Non-performing	% of
	mortgage	mortgage	Mortgage	% of total	loans	total loans
			(Dollars in thousands)
Vintage:
2009	$50,615	$385	$51,000	2%	$—	0.00%
2008	108,939	1,567	110,506	5%	2,116	1.91%
2007	252,133	2,528	254,661	11%	13,768	5.41%
2006	528,486	3,823	532,309	22%	43,390	8.15%
2005	554,696	528	555,224	23%	40,410	7.28%
2004 and earlier	879,490	2,402	881,892	37%	49,028	5.56%

Sub- Total	$2,374,359	$11,233	$2,385,592	100%	$148,712	6.23%

          The Corporation originates mortgage loans through three main channels: retail sales force, licensed real estate brokers and purchases from third parties. The production originated through the retail sales force represent 41% and 59% of the total mortgage originations for the years ended March 31, 2010 and December 31, 2009, respectively. The Corporation performed strict quality control reviews of third party originated loans, which represented 59% and 41% of the total originated mortgage portfolio for the years ended March 31, 2010 and December 31, 2009. The Corporation offered fixed rate first and second mortgages which are almost entirely secured by a primary residence for the purpose of purchase money, refinance, debt consolidation, or home equity loans. Residential real estate mortgages of banking operations represent approximately 43% and 42% of total gross loans at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, the first mortgage portfolio totaled approximately $2.4 billion, while the second mortgage portfolio was approximately $11.0 million and $11.2 million as of March 31, 2010 and December 31, 2009, respectively, from banking operations.
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
The mortgage real estate loans in the Corporation’s consumer finance subsidiary Santander Financial Services, Inc. (“Island Finance”) are presented in the followings tables:

	March 31, 2010
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
				(Dollars in thousands)
Vintage:
2010	$3,153	$82	$—	$3,235	2%	$—	0.00%
2009	13,517	120	—	13,637	9%	—	0.00%
2008	27,039	373		27,412	17%	2,302	8.40%
2007	23,890	990	1,074	25,954	16%	2,592	9.99%
2006	12,032	835	19,988	32,855	21%	4,702	14.31%
2005 and earlier	30,938	6,759	16,776	54,473	35%	6,525	11.98%

Total	$110,569	$9,159	$37,838	$157,566	100%	$16,121	10.23%

*	Net of unearned finance charges and deferred income/cost

	December 31, 2009
	First	Second	ARM	Total	Vintage	Non-performing	% of
	mortgage	mortgage	mortgage	Mortgage*	% of total	loans	total loans
				(Dollars in thousands)
Vintage:
2009	$13,810	$121	$—	$13,931	9%	$—	0.00%
2008	28,033	378	—	28,411	18%	2,289	8.06%
2007	24,811	1,052	1,079	26,942	17%	2,467	9.16%
2006	12,299	899	20,557	33,755	21%	4,545	13.46%
2005	10,824	1,079	17,151	29,054	18%	2,789	9.60%
2004 and earlier	21,457	6,069	—	27,526	17%	4,165	15.13%

Total	$111,234	$9,598	$38,787	$159,619	100%	$16,255	10.18%

*	Net of unearned finance charges and deferred income/cost
          The Corporation originates loans to near prime or “Band C” borrowers (customers with Fair Isaac Corporation (“FICO”) scores of 620 or less among other factors, including level of income and its source, loan-to-value (LTV), other guarantees and banking relationships and nature and location of collateral, if any,). The following table provides information on the Corporation’s residential mortgage and consumer installments loans exposure from banking operations and consumer finance business, including near prime or “Band C” loans at March 31, 2010 and December 31, 2009.

	March 31, 2010
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
				(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,487,953	74%	$229,219	74%	$649,353	75%	$2,366,525	74%
Consumer Finance	68,196	66%	39,010	67%	50,360	65%	157,566	64%

	$1,556,149		$268,229		$699,713		$2,524,091

Consumer Installment Loans*:
Banking Operations	$262,355	n/a	$47,265	n/a	$115,218	n/a	$424,838	n/a
Consumer Finance	191,264	n/a	107,374	n/a	100,653	n/a	399,291	n/a

	$453,619		$154,639		$215,871		$824,129

*	Net of unearned finance charges and deferred income/cost

	December 31, 2009
	“BAND A”	Avg.	“BAND B”	Avg.	“BAND C”	Avg.	Total	Avg.
	FICO>=660	LTV	FICO>620 and <660	LTV	FICO<=620	LTV	Loans	LTV
				(Dollars in thousands)
Mortgage Loan Portfolio:
Banking Operations	$1,514,980	72%	$251,166	70%	$619,446	73%	$2,385,592	72%
Consumer Finance	68,339	66%	39,437	67%	51,843	65%	159,619	64%

	$1,583,319		$290,603		$671,289		$2,545,211

Consumer Installment Loans*:
Banking Operations	$284,635	n/a	$53,808	n/a	$105,124	n/a	$443,567	n/a
Consumer Finance	187,747	n/a	109,654	n/a	101,710	n/a	399,111	n/a

	$472,382		$163,462		$206,834		$842,678

*	Net of unearned finance charges and deferred income/cost
          At March 31, 2010, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $649.4 million and $50.4 million for banking operations and consumer finance business, respectively, a 27% and 32% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of March 31, 2010 includes $0.3 million or 0.4% of originated loans during the year for banking operations and $0.4 million or 0.3% for consumer finance portfolio. At December 31, 2009, residential mortgage portfolio categorized as near prime or “Band C” loans was approximately $619.4 million and $51.8 million for banking operations and consumer finance business, respectively, a 26% and 32% of its total residential mortgage portfolio, respectively. The mortgage loans amounts reported in “Band C” as of December 31, 2009 includes $5.1 million or 1.0% of originated loans during the year for banking operations and $2.9 million or 5.6% for consumer finance portfolio.
          The Corporation’s risk management considers a “FICO” credit score, an indicator of credit rating and credit profile, and loan-to value ratios, the proportional lending exposure relative to property value, as a key determinant of credit performance. The average FICO score for the residential mortgage portfolio of banking operations, as of March 31, 2010 and December 31, 2009 was 676 and 677, respectively and an average LTV of 74% as compared to 72% as of December 31, 2009. For its consumer finance business residential mortgages, average FICO score, as of March 31, 2010 and December 31, 2009 was 644and 643, respectively and an average LTV of 66% as of March 31, 2010 and December 31, 2009. The actual rates of delinquencies, foreclosures and losses on these loans could be higher than anticipated during economic slowdowns.
          Residential mortgage loan origination for banking operations was $44.3 million for the quarter ended March 31, 2010 and $195.4 million for the year ended December 31, 2009. The Corporation sold and securitized $21.7 million and $169.5 million for the quarter ended March 31, 2010 and year ended December 31, 2009, respectively, to third parties. Within the sales and securitizations numbers mentioned above, the Corporation sold and securitized $1.4 million and $7.7 million of near prime or “Band C” loans for the quarter ended March 31, 2010 and year ended December 31, 2009, respectively.
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
          During 2009, the Corporation has restructured residential real estate loans and commercial loans whose terms have been modified and was already identified as a Trouble Debt Restructuring (TDR’s), as stated on FASB ASC Topic 310, “Receivables”. This FASB ASC Topic states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Once a loan is determined to be a TDR, then various effects must be considered, such as: identifying the loan as impaired, performing an impairment analysis, applying proper revenue recognition accounting, and reviewing its regulatory credit risk grading. Total restructured loans under this program amounted $114.6 million as of March 31, 2010. Refer to the Allowance for Loan Losses section for further information.
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
          The Corporation’s one-year cumulative GAP position at March 31, 2010, was positive $3.0 million or 0.05% of total earning assets. This is a one-day position that is continually changing and is not indicative of the Corporation’s position at any other time. This denotes liability sensitivity, which means that an increase in interest rates would have a negative effect on net interest income while a decrease in interest rates would have a positive effect on net interest income. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
          The Corporation’s interest rate sensitivity strategy takes into account not only rates of return and the underlying degree of risk, but also liquidity requirements, capital costs and additional demand for funds. The Corporation’s maturity mismatches and positions are monitored by the ALCO and managed within limits established by the Board of Directors.
          The following table sets forth the repricing of the Corporation’s interest earning assets and interest bearing liabilities at March 31, 2010 and may not be representative of interest rate gap positions at other times. In addition, variations in interest rate sensitivity may exist within the repricing period presented due to the differing repricing dates within the period. In preparing the interest rate gap report, the following assumptions are made, all assets and liabilities are reported according to their repricing characteristics. For example, a commercial loan maturing in five years with monthly variable interest rate payments is stated in the column of “up to 90 days”. The investment portfolio is reported considering the effective duration of the securities. Expected prepayments and remaining terms are considered for the residential mortgage portfolio. Core deposits are reported in accordance with their effective duration. Effective duration of core deposits is based on price and volume elasticity to market rates. The Corporation reviews on a monthly basis the effective duration of core deposits. Assets and liabilities with embedded options are stated based on full valuation of the asset/liability and the option to ascertain their effective duration.
SANTANDER BANCORP
MATURING GAP ANALYSIS
As of MARCH 31, 2010

	0 to 3	3 months	1 to 3	3 to 5	5 to 10	More than	No Interest
	months	to a Year	Years	Years	Years	10 Years	Rate Risk	Total
	(dollars in thousands)
ASSETS:
Investment Portfolio	$1,050	$15,777	$372,790	$19,114	$4,370	$—	$92,498	$505,599
Deposits in Other Banks	262,132	2,200	—	—	—	—	139,782	404,114
Loan Portfolio
Commercial	1,143,722	190,403	195,482	168,389	109,112	64,889	71,077	1,943,074
Construction	36,326	2,747	9,522	1,613	3,406	1,504	9,005	64,123
Consumer	304,619	172,205	295,091	163,759	34,661	5,891	5,334	981,560
Mortgage	111,765	296,469	556,296	424,655	739,820	126,664	139,123	2,394,792
Fixed and Other Assets	—	—	—	—	—	—	564,415	564,415

Total Assets	$1,859,614	$679,801	$1,429,181	$777,530	$891,369	$198,948	$1,021,234	$6,857,677

LIABILITIES AND STOCKHOLDERS’ EQUITY

External Funds Purchased
Commercial Paper	$130,000	$—	$—	$—	$—	$—	$(38)	$129,962
Repurchase Agreements	—	—	—	—	—	—	—	—
Federal Funds Purchased and Other Borrowings	205,000	395,000	425,000	—	—	—	—	1,025,000
Deposits
Certificates of Deposit	1,091,532	321,232	59,277	12,774	—	4	(5,681)	1,479,138
Demand Deposits and Savings Accounts	256,418	—	608,781	(12,895)	1,310	—	2,055	855,669
Transactional Accounts	11,912	—	1,406,947	682,293	—	—	45,300	2,146,452
Term and Subordinated Debt	—	—	15,913	175,000	73,325	60,000	4,000	328,238
Other Liabilities and Capital	—	—	—	—	—	—	893,218	893,218

Total Liabilities and Capital	$1,694,862	$716,232	$2,515,918	$857,172	$74,635	$60,004	$938,854	$6,857,677

Off-Balance Sheet Financial Information

Interest Rate Swaps (Assets)	$1,490,303	$23,645	$14,068	$152,417	$1,592,341	$36,000	$—	$3,308,774
Interest Rate Swaps (Liabilities)	1,615,584	23,645	13,787	27,417	1,592,341	36,000	—	3,308,774
Caps	3,259	—	3,711	—	—	—	—	6,970
Caps Final Maturity	3,259	—	3,711	—	—	—	—	6,970

GAP	$39,471	$(36,431)	$(1,086,456)	$45,358	$816,734	$138,944	$82,380	$—

Cumulative GAP	$39,471	$3,040	$(1,083,416)	$(1,038,058)	$(221,324)	$(82,380)	$—	$—

Cumulative interest rate gap to earning assets	0.63%	0.05%	-17.22%	-16.49%	-3.52%	-1.31%
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
     As of March 31, 2010, it was determined for purposes of the Net Interest Income Shock Report that the Corporation had a potential loss in net interest income of approximately $5.2 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $27.0 million limit. For purposes of the Market Value Shock Report it was determined that the Corporation had a potential loss of approximately $18.7 million if market rates were to increase 100 basis points immediately parallel across the yield curve, less than the $115.0 million limit. The tables below present a summary of the Corporation’s net interest margin and market value shock reports, considering several scenarios as of March 31, 2010.

	NET INTEREST MARGIN SHOCK REPORT
	March 31, 2010
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Gross Interest Margin	$391.8	$394.4	$393.6	$390.7	$388.4	$385.5	$378.0

Sensitivity	$1.1	$3.7	$2.9		$(2.3)	$(5.2)	$(12.7)

	MARKET VALUE SHOCK REPORT
	March 31, 2010
(In millions)	-200 BP’s	-100 BP’s	-50 BP’s	Base Case	+50 BP’s	+100 BP’s	+200 BP’s

Market Value of Equity	$813.9	$841.9	$833.8	$818.2	$815.5	$799.5	$772.4

Sensitivity	$(4.3)	$23.7	$15.6		$(2.7)	$(18.7)	$(45.8)

     As of March 31, 2010 the Corporation had a liability sensitive profile as explained by the negative gap, the NIM shock report and the MVE shock report. Any decision to reposition the balance sheet is taken by the ALCO committee, and is subject to compliance with the established risk limits. Some factors that could lead to shifts in policy could be, but are not limited to, changes in views on interest rate markets, monetary policy, and macroeconomic factors as well as legal, fiscal and other factors which could lead to shifts in the asset liability mix.

Liquidity Risk
     Liquidity risk is the risk that not enough cash will be generated from either assets or liabilities to meet deposit withdrawals or contractual loan funding. The Corporation’s general policy is to maintain liquidity adequate to ensure its ability to honor withdrawals of deposits, make repayments at maturity of other liabilities, extend loans and meet its own working capital needs. The Corporation’s principal sources of liquidity are capital, core deposits from retail and commercial clients, and wholesale deposits raised in the inter-bank and commercial markets. The Corporation manages liquidity risk by maintaining diversified short-term and long-term sources through the Federal funds market, commercial paper program, repurchase agreements and retail certificate of deposit programs. As of March 31, 2010, the Corporation had $1.5 billion in unsecured lines of credit ($692.7 million available) and $2.6 billion in collateralized lines of credit with banks and financial entities ($1.6 billion available). All securities in portfolio are highly rated and very liquid enabling the Corporation to treat them as a secondary source of liquidity.
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
     On March 23, 2010, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $422 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated January 22, 2010 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $604 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit. The Loans bear interest at a fixed rate of 0.778% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans is due and payable on May 24, 2010.
     On January 22, 2010, Santander BanCorp (the “Corporation”) and Santander Financial Services, Inc., a wholly owned subsidiary of the Corporation (“Santander Financial”), entered into a collateralized loan agreement (the “Loan Agreement”) with Banco Santander Puerto Rico (the “Bank”). Under the Loan Agreement, the Bank advanced $182 million and $430 million (the “Loans”) to the Corporation and Santander Financial, respectively. The proceeds of the Loans were used to refinance the outstanding indebtedness incurred under a loan agreement dated September 24, 2009 among the Corporation, Santander Financial and the Bank, and for general corporate purposes. The Loans are collateralized by a certificate of deposit in the amount of $612 million opened by Banco Santander, S.A., the parent of the Corporation, at the Bank and provided as security for the Loans pursuant to the terms of a Security Agreement, Pledge and Assignment between the Bank and Banco Santander, S.A. The Corporation and Santander Financial have agreed to pay an annual fee of 0.10% net of taxes, deductions and withholdings to Banco Santander, S.A. in connection with its agreement to collateralize the Loans with the deposit. The Loans bear interest at a fixed rate of 0.67% per annum. Interest is payable at maturity of the Loans. The Corporation and Santander Financial did not pay any fee or commission to the Bank in connection with the Loans. The entire principal balance of the Loans matured and was paid on March 23, 2010.
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

     Management monitors liquidity levels each month. The focus is on the liquidity ratio, which compares net liquid assets (all liquid assets not subject to collateral or repurchase agreements) against total liabilities plus contingent liabilities. As of March 31, 2010, the Corporation had a liquidity ratio of 12.0%. At March 31, 2010, the Corporation had total available liquid assets of $785.5 million. The Corporation believes it has sufficient liquidity to meet current obligations.
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
     The Corporation is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense with respect to such litigation and that any losses there from would not have a material adverse effect on the consolidated results of operations or consolidated financial condition of the Corporation. For discussion of certain other legal proceedings involving the Corporation, please, refer to the Corporation’s Annual Report on Form 10K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS
     There are no material changes in risk factors as previously disclosed under Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2009.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3	— DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4	— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Santander BanCorp’s Annual Meeting of Stockholders was held on April 26, 2010. A quorum was obtained with 43,531,486 shares represented in person or by proxy, which represents 93.34% of all votes eligible to be cast at the meeting. The following results were obtained for the proposals voted at the meeting:
•	The following three directors were elected for a three-year term, ending in April 2013:

	For	Exception	Withheld
Victor Arbulu	42,189,590	286,764	287,364
María Calero	41,007,590	286,764	1,469,364
Sthephen Ferris	42,188,800	286,764	288,154
•	A resolution to ratify the appointment of Deloitte & Touche LLP as the Corporation’s independent accountants for fiscal year 2010 was approved with the following results:

For	43,517,790
Against	6,390
Abstained	7,306

ITEM 5	— OTHER INFORMATION
     None

ITEM 6	— EXHIBITS

Exhibit No.	Description	Reference
(10.0)	Code of Ethics	Exhibit 8-K-04/01/09
(10.1)	Loan Agreement between Santander BanCorp, Santander Financial Services, Inc. and Banco Santander Puerto Rico	Exhibit 8K-03/29/10
(12)	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12
(31.1)	Certification from the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
(31.2)	Certification from the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
(32.1)	Certification from the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANTANDER BANCORP
Name of Registrant

Dated: May 10, 2010	By:	/s/ Juan Moreno
President and Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Roberto Jara
Executive Vice President and
Chief Accounting Officer